Form 10-Q
period 2017-06-30
GARDNER DENVER HOLDINGS, INC.
filed 2017-08-04
CIK 1699150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-38095

Gardner Denver Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-2393770
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

222 East Erie Street, Suite 500
Milwaukee, Wisconsin 53202
(Address of Principal Executive Offices) (Zip Code)

(414) 212-4700
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The registrant had outstanding 195,954,248 shares of Common Stock, par value $0.01 per share, as of June 30, 2017.

Table of Contents

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

Index
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q (this “Form 10-Q”) may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends and other information, may be forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in the Company’s prospectus dated May 11, 2017 (the “Prospectus”), as filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2017 pursuant to Rule 424(b)(4) under the Securities Act, and in this report, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	We have exposure to the risks associated with instability in the global economy and financial markets, which may negatively impact our revenues, liquidity, suppliers and customers.
•	More than half of our sales and operations are in non-U.S. jurisdictions and we are subject to the economic, political, regulatory and other risks of international operations.
•	Our revenues and operating results, especially in the Energy segment, depend on the level of activity in the energy industry, which is affected by volatile oil and gas prices.
•	Our results of operations are subject to exchange rate and other currency risks. A significant movement in exchange rates could adversely impact our results of operations and cash flows.
•
Potential governmental regulations restricting the use, and increased public attention to and litigation regarding the impacts, of hydraulic fracturing or other processes on which it relies could reduce demand for our products.

•	We face competition in the markets we serve, which could materially and adversely affect our operating results.
•
Large or rapid increases in the cost of raw materials and component parts, substantial decreases in their availability, or our dependence on particular suppliers of raw materials and component parts could materially and adversely affect our operating results.

•	Our operating results could be adversely affected by a loss or reduction of business with key customers or consolidation or the vertical integration of our customer base.
•	The loss of, or disruption in, our distribution network could have a negative impact on our abilities to ship products, meet customer demand and otherwise operate our business.
•
Our ongoing and expected restructuring plans and other cost savings initiatives may not be as effective as we anticipate, and we may fail to realize the cost savings and increased efficiencies that we expect to result from these actions. Our operating results could be negatively affected by our inability to effectively implement such restructuring plans and other cost savings initiatives.

•	Our success depends on our executive management and key personnel.
•	Credit and counterparty risks could harm our business.
•	If we are unable to develop new products and technologies, our competitive position may be impaired, which could materially and adversely affect our sales and market share.
•	Cost overruns, delays, penalties or liquidated damages could negatively impact our results, particularly with respect to fixed-price contracts for custom engineered products.
•
The risk of non-compliance with U.S. and foreign laws and regulations applicable to our international operations could have a significant impact on our results of operations, financial condition or strategic objectives.

•	A significant portion of our assets consists of goodwill and other intangible assets, the value of which may be reduced if we determine that those assets are impaired.

Index
•	Our business could suffer if we experience employee work stoppages, union and work council campaigns or other labor difficulties.
•	We are a defendant in certain asbestos and silica-related personal injury lawsuits, which could adversely affect our financial condition.
•	Acquisitions and integrating such acquisitions create certain risks and may affect our operating results.
•	A natural disaster, catastrophe or other event could result in severe property damage, which could adversely affect our operations.
•	Information systems failure may disrupt our business and result in financial loss and liability to our customers.
•	The nature of our products creates the possibility of significant product liability and warranty claims, which could harm our business.
•	Environmental compliance costs and liabilities could adversely affect our financial condition.
•
Third parties may infringe upon our intellectual property or may claim we have infringed their intellectual property, and we may expend significant resources enforcing or defending our rights or suffer competitive injury.

•	We face risks associated with our pension and other postretirement benefit obligations.
•	Our substantial indebtedness could have important adverse consequences and adversely affect our financial condition.
•
A significant portion of our total outstanding shares are restricted from immediate sale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

•
Our Sponsor (affiliates of Kohlberg Kravis Roberts & Co. L.P.) controls a majority of the voting power in the Company’s common stock and has significant influence over us, including control over decisions that require the approval of stockholders.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

All references to “we”, “us”, “our”,  the “Company” or “Gardner Denver” in this Quarterly Report on Form 10-Q mean Gardner Denver Holdings, Inc. and its subsidiaries, unless the context otherwise requires.

Website Disclosure

We use our website www.gardnerdenver.com as a channel of distribution of Company information. Financial and other important information regarding the Company is routinely accessible through and posted on our website. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.  In addition, you may automatically receive e-mail alerts and other information about Gardner Denver Holdings, Inc when you enroll your e-mail address by visiting the “Email Alerts” section of our website at www.investors.gardnerdenver.com. The contents of our website is not, however, a part of this Quarterly Report on Form 10-Q.

Index
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(Dollars in millions, except per share amounts)

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2017	2016	2017	2016

Revenues	$579.1	$462.0	$1,060.8	$899.0
Cost of sales	363.2	290.5	670.3	568.7
Gross Profit	215.9	171.5	390.5	330.3
Selling and administrative expenses	125.6	106.4	228.1	209.4
Amortization of intangible assets	30.5	30.5	58.1	60.1
Impairment of other intangible assets	-	1.5	-	1.5
Other operating expense, net	161.4	7.1	169.3	13.7
Operating (Loss) Income	(101.6)	26.0	(65.0)	45.6
Interest expense	39.5	42.7	85.3	85.8
Loss on extinguishment of debt	50.4	-	50.4	-
Other income, net	(1.3)	(1.7)	(1.9)	(2.1)
Loss Before Income Taxes	(190.2)	(15.0)	(198.8)	(38.1)
Benefit for income taxes	(43.9)	(10.9)	(45.6)	(24.1)
Net Loss	(146.3)	(4.1)	(153.2)	(14.0)
Less: Net (loss) income attributable to noncontrolling interests	-	(0.2)	0.1	(0.5)
Net Loss Attributable to Gardner Denver Holdings, Inc.	$(146.3)	$(3.9)	$(153.3)	$(13.5)
Basic and diluted loss per share	$(0.83)	$(0.03)	$(0.94)	$(0.09)

See Notes to Condensed Consolidated Financial Statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollars in millions)

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2017	2016	2017	2016
Comprehensive Loss Attributable to Gardner Denver Holdings, Inc.
Net loss attributable to Gardner Denver Holdings, Inc.	$(146.3)	$(3.9)	$(153.3)	$(13.5)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	64.2	(36.8)	89.9	5.2
Foreign currency (losses) gains, net	(25.6)	13.1	(29.4)	(5.7)
Unrecognized (losses) gains on cash flow hedges, net	(1.5)	(4.1)	1.5	(14.7)
Pension and other postretirement prior service cost and gain or loss, net	(1.5)	3.7	(1.3)	4.8
Total other comprehensive income (loss), net of tax	35.6	(24.1)	60.7	(10.4)
Comprehensive loss attributable to Gardner Denver Holdings, Inc.	$(110.7)	$(28.0)	$(92.6)	$(23.9)
Comprehensive Loss Attributable to Noncontrolling Interests
Net (loss) income attributable to noncontrolling interests	$-	$(0.2)	$0.1	$(0.5)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	-	(0.4)	-	0.4
Total other comprehensive (loss) income, net of tax	-	(0.4)	-	0.4
Comprehensive (loss) income attributable to noncontrolling interests	$-	$(0.6)	$0.1	$(0.1)
Total Comprehensive Loss	$(110.7)	$(28.6)	$(92.5)	$(24.0)

See Notes to Condensed Consolidated Financial Statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except share and per share amounts)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$245.7	$255.8
Accounts receivable, net of allowance for doubtful accounts of $19.7 and $18.7, respectively	475.2	441.6
Inventories	485.8	443.9
Other current assets	59.8	47.2
Total current assets	1,266.5	1,188.5
Property, plant and equipment, net of accumulated depreciation of $172.9 and $146.1, respectively	356.2	358.4
Goodwill	1,200.1	1,154.7
Other intangible assets, net	1,459.8	1,469.9
Deferred tax assets	0.9	1.4
Other assets	139.4	143.1
Total assets	$4,422.9	$4,316.0
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$5.9	$24.5
Accounts payable	246.4	214.9
Accrued liabilities	248.4	258.5
Total current liabilities	500.7	497.9
Long-term debt, less current maturities	1,976.6	2,753.8
Pensions and other postretirement benefits	129.5	122.7
Deferred income taxes	420.2	487.6
Other liabilities	186.9	182.2
Total liabilities	3,213.9	4,044.2
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized;198,074,360 and 150,552,360 shares issued at June 30, 2017 and December 31, 2016, respectively	2.0	1.5
Capital in excess of par value	2,260.2	1,222.4
Accumulated deficit	(749.5)	(596.2)
Accumulated other comprehensive loss	(281.7)	(342.4)
Treasury stock at cost; 2,120,112 and 1,897,454 shares at June 30, 2017 and December 31, 2016, respectively	(22.0)	(19.4)
Total Gardner Denver Holdings, Inc. stockholders’ equity	1,209.0	265.9
Noncontrolling interests	-	5.9
Total stockholders’ equity	1,209.0	271.8
Total liabilities and stockholders’ equity	$4,422.9	$4,316.0

See Notes to Condensed Consolidated Financial Statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	For the Six Month Period Ended June 30, 2017	For the Six Month Period Ended June 30, 2016

Cash Flows From Operating Activities:
Net loss	$(153.2)	$(14.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	58.1	60.1
Depreciation in cost of sales	21.3	20.2
Depreciation in selling and administrative expenses	4.1	3.7
Impairment of other intangible assets	-	1.5
Stock-based compensation expense	156.2	-
Foreign currency transaction losses (gains), net	4.7	(3.0)
Net loss (gain) on asset dispositions	2.5	(0.1)
Loss on extinguishment of debt	50.4	-
Deferred income taxes	(60.1)	(12.0)
Changes in assets and liabilities:
Receivables	(16.0)	16.6
Inventories	(21.4)	(17.0)
Accounts payable	21.8	4.3
Accrued liabilities	(37.6)	12.1
Other assets and liabilities, net	(10.8)	(3.4)
Net cash provided by operating activities	20.0	69.0
Cash Flows From Investing Activities:
Capital expenditures	(26.8)	(26.0)
Net cash paid in business combinations	(18.8)	-
Disposals of property, plant and equipment	5.0	0.2
Net cash used in investing activities	(40.6)	(25.8)
Cash Flows From Financing Activities:
Principal payments on long-term debt	(859.4)	(13.9)
Premium paid on extinguishment of senior notes	(29.7)	-
Proceeds from long-term debt	-	1.0
Proceeds from the issuance of common stock, net of share issuance costs	897.3	2.9
Purchase of treasury stock	(2.6)	(10.6)
Purchase of shares from noncontrolling interests	(4.7)	-
Payments of debt issuance costs	(0.3)	(1.1)
Other	0.2	(0.8)
Net cash provided by (used in) financing activities	0.8	(22.5)
Effect of exchange rate changes on cash and cash equivalents	9.7	(2.6)
Net (decrease) increase in cash and cash equivalents	(10.1)	18.1
Cash and cash equivalents, beginning of period	255.8	228.3
Cash and cash equivalents, end of period	$245.7	$246.4
Supplemental Cash Flow Information
Cash paid for income taxes	$31.5	$8.9
Cash paid for interest	$92.0	$71.0
Capital expenditures in accounts payable	$3.6	$3.2
Expenditures directly related to our initial public offering in accounts payable	$3.9	$-

See Notes to Condensed Consolidated Financial Statements

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in millions)

	For the Six Month Period Ended June 30, 2017	For the Six Month Period Ended June 30, 2016

Number of Common Shares Issued (in thousands)
Balance at beginning of period	150,552	150,247
Common stock issued for management	-	277
Exercise of stock options	27	-
Common stock issued for initial public offering	47,495	-
Balance at end of period	198,074	150,524
Common Stock
Balance at beginning of period	$1.5	$1.5
Common stock issued for management	-	-
Exercise of stock options	-	-
Common stock issued for initial public offering	0.5	-
Balance at end of period	$2.0	$1.5
Capital in Excess of Par Value
Balance at beginning of period	$1,222.4	$1,219.2
Common stock issued for initial public offering, net of underwriting discounts and commissions	897.2	-
Costs related to initial public offering	(4.3)	-
Stock-based compensation	142.3	-
Common stock issued for management	-	2.9
Exercise of stock options	0.2	-
Purchase of noncontrolling interest	2.4	-
Balance at end of period	$2,260.2	$1,222.1
Accumulated Deficit
Balance at beginning of period	$(596.2)	$(559.6)
Net loss attributable to Gardner Denver Holdings, Inc.	(153.3)	(13.5)
Balance at end of period	$(749.5)	$(573.1)
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(342.4)	$(265.6)
Foreign currency translation adjustments, net	89.9	5.2
Foreign currency losses, net	(29.4)	(5.7)
Unrecognized losses on cash flow hedges, net	1.5	(14.7)
Pension and other postretirement prior service cost and gain or loss, net	(1.3)	4.8
Balance at end of period	$(281.7)	$(276.0)
Treasury Stock
Balance at beginning of period	$(19.4)	$(5.3)
Purchases of treasury stock	(2.6)	(10.6)
Balance at end of period	$(22.0)	$(15.9)
Total Gardner Denver Holdings, Inc. Stockholders’ Equity	$1,209.0	$358.6
Noncontrolling Interests
Balance at beginning of period	$5.9	$15.3
Net income (loss) attributable to noncontrolling interests	0.1	(0.5)
Transfer of noncontrolling interest AOCI to consolidated AOCI	1.6	-
Purchase of noncontrolling interest	(7.6)	-
Dividends to minority stockholders	-	(0.9)
Foreign currency translation adjustments, net	-	0.4
Balance at end of period	$-	$14.3
Total Stockholders’ Equity	$1,209.0	$372.9

See Notes to Condensed Consolidated Financial Statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in millions, except share and per share amounts)

Note 1. Condensed Consolidated Financial Statements

Basis of Presentation

Gardner Denver Holdings, Inc. is a holding company whose operating subsidiaries are Gardner Denver, Inc. (“GDI”) and certain of GDI’s subsidiaries.  Gardner Denver, Inc is a diversified, global manufacturer of highly engineered, application-critical flow control products and provider of related aftermarket parts and services.

The accompanying consolidated financial statements include the accounts of Gardner Denver Holdings, Inc. and its majority-owned subsidiaries (collectively referred to herein as “Gardner Denver” or the “Company”).  The financial information presented as of any date other than December 31, 2016 has been prepared from the books and records of the Company without audit.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of adjustments associated with acquisition accounting and normal recurring adjustments, necessary for a fair presentation of such financial statements.  All intercompany transactions and accounts have been eliminated in consolidation.

The Company’s unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our prospectus, dated May 11, 2017, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on May 15, 2017.

The results of operations for the interim periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.  The balance sheet at December 31, 2016 has been derived from the Company’s audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.

The Company’s initial public offering of shares of common stock was completed in May 2017.  In connection with the offering, the Company sold a total of 47,495,000 shares of common stock for cash consideration of $20.00 per share ($18.90 per share net of underwriting discounts) and received proceeds of $949.9 million.  Expenses for underwriting discounts and commissions related to this offering totaled approximately $52.2 million, resulting in net proceeds of $897.7 million.    Additional expenses directly related to the initial public offering of $4.3 million were incurred and recorded as a reduction to the “Capital in excess of par value” line in the Condensed Consolidated Balance Sheets.  As of June 30, 2017, $0.4 million has been paid from cash on hand and $3.9 million is recorded to the “Accounts payable” line in the Condensed Consolidated Balance Sheets.

After the completion of the initial public offering, affiliates of Kohlberg Kravis Roberts & Co. L.P. continue to control a majority of the voting power of the Company’s common stock.  As a result, the Company is considered a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”).

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).  The amendments in this update will replace most of the existing GAAP revenue recognition guidance.  The core principle of this ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, and changes in judgments. The ASU is effective for public companies beginning in the first quarter of 2018. The ASU allows for full retrospective adoption applied to all periods presented or modified retrospective adoption with the cumulative effect of initially applying the update recognized at the date of initial application. The Company will adopt this ASU using the modified retrospective approach.  The Company has completed an evaluation of its revenue activities against the requirements of the ASU and is currently in the process of determining the necessary changes to information systems and business processes to effect the changes in the first quarter of 2018. The Company has not yet determined the impact on reported revenues and earnings related to the adoption of the ASU.

Index
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The amendments in this update will replace most of the existing GAAP lease accounting guidance in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The ASU is effective for public companies beginning in the first quarter of 2019.  The ASU requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  This approach allows a Company to elect to use a number of optional practical expedients.  The Company is currently assessing the impact of this ASU on its consolidated financial statements and evaluating the method and timing of adoption.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This update was intended to improve the presentation of net periodic pension costs and net periodic postretirement benefit costs in the financial statements.  The amendments to this ASU requires the Company to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of operating income.  If a separate line item or items are not used to present the other components of net benefit cost, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.  The amendment allows only the service cost component of net benefit cost to be eligible for capitalization.  The ASU is effective for public companies for the annual and interim reporting periods of 2018.  Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption.  The amendments to this ASU are to be applied retrospectively for presentation in the income statement and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets.  A practical expedient allows the Company to use the amount disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements.  Disclosure must be made if the practical expedient was used.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

Note 2. Business Combinations

Acquisition of LeROI Compressors

On June 5, 2017, the Company acquired 100% of the stock of LeROI Compressors (“LeROI”), a leading North American manufacturer of gas compression equipment and solutions for vapor recovery, biogas and other process and industrial applications.  The Company acquired all of the assets and assumed certain liabilities of LeROI for total cash consideration of $20.5 million, net of cash acquired.  Included in the cash consideration is an indemnity holdback of $2.0 million recorded in “Accrued liabilities” and expected to be paid by the end of 2021.  The revenues and operating income of LeROI are included in the Company’s consolidated financial statements from the acquisition date and are included in the Industrials segment.  None of the goodwill resulting from this acquisition is deductible for tax purposes.

Acquisition of the Non-Controlling Interest in Tamrotor Kompressorit Oy

On March 3, 2017, the Company acquired the remaining 49% non-controlling interest of Tamrotor Kompressorit Oy (“Tamrotor”), a distributor of the Company’s Industrials segment air compression products.  The Company acquired the remaining interest in Tamrotor for total cash consideration of $5.2 million, consisting entirely of payments to the former shareholders.  Included in the cash consideration is a holdback of $0.5 million recorded in “Accrued liabilities” and expected to be paid in 2018.  This transaction resulted in an increase to “Capital in excess of par value” of $2.3 million and an increase to “Accumulated other comprehensive loss” of $1.5 million in the Condensed Consolidated Balance Sheets.

Acquisition of ILS Innovative Laborsysteme GmbH and Zinsser Analytic GmbH

On August 31, 2016, the Company acquired 100% of the stock of ILS Innovative Laborsysteme GmbH (“ILS”) and Zinsser Analytic GmbH (“Zinsser Analytic”).  ILS is a leading manufacturer of highly specialized micro-syringes and valves that are used in liquid handling instruments and is a global supplier to the world’s leading laboratory equipment manufacturers, laboratories and laboratory consumables distributors.  Zinsser Analytic is an established provider of customized automated liquid handling systems, and also offers consumables products including polyethylene that are used in diagnostic or clinical labs.  The Company acquired all of the assets and assumed certain liabilities of ILS and Zinsser Analytic for approximately $18.8 million, net of cash acquired.  The revenues and operating income of ILS and Zinsser Analytic are included in the Company’s consolidated financial statements from the acquisition date and are included in the Medical segment.  None of the goodwill resulting from this acquisition is deductible for tax purposes.  During the first quarter of 2017, an incremental working capital true-up payment was made for approximately $0.3 million.  This amount is presented within “Net cash paid in business combinations” in the Condensed Consolidated Statements of Cash Flows.

Index
Pro forma information regarding these acquisitions is not considered significant and has not been disclosed.

Note 3. Restructuring

Industrials Restructuring Program

During the second quarter of 2016, the Company revised and expanded the Industrials restructuring program announced in the third quarter of 2014.  The revised program maintains the focus on rationalizing the European manufacturing footprint of the Industrials segment, including the consolidation of manufacturing and distribution operations in Europe and the relocation of certain production to China.  The revised program also includes employee and other actions designed to reduce selling, administrative, and other expenses.  The Company expects to generate significant cost savings from these efforts.

As of June 30, 2017, $34.7 million has been charged to expense through “Other operating expense, net” in the Condensed Consolidated Statements of Operations, related to the Industrials restructuring program.

The Company expects to incur approximately $40 to $45 million in restructuring charges related to the Industrials restructuring program.  The Company expects the Industrials restructuring program to conclude in 2017.

Energy Restructuring Program

In the fourth quarter of 2016, the Company committed to a restructuring program in the Energy segment (“Energy restructuring program”) to rationalize manufacturing facilities and to otherwise reduce operating costs.  Actions include employee reductions primarily in North America, Europe and China and the closure of a production facility in North America.  The Company expects to generate significant cost savings from these actions.

As of June 30, 2017, $5.8 million has been charged to expense through “Other operating expense, net” in the Condensed Consolidated Statements of Operations, related to the Energy restructuring program.

The Company expects to incur approximately $6 to $7 million in restructuring charges related to the Energy restructuring program.  The Company expects the Energy restructuring program to conclude in 2017.

Medical Restructuring Program

In the fourth quarter of 2016, the Company committed to a restructuring program in the Medical segment (“Medical restructuring program”) to rationalize manufacturing facilities and to otherwise reduce operating costs.  Actions include employee reductions primarily in North America, Europe, and China and the closure of a production facility in North America.  The Company expects to generate significant cost savings from these actions.

As of June 30, 2017, $4.3 million has been charged to expense through “Other operating expense, net” in the Condensed Consolidated Statements of Operations, related to the Medical restructuring program.

The Company expects to incur approximately $5 to $6 million in restructuring charges related to the medical restructuring program.  The Company expects the Medical restructuring program to conclude in 2017.

Index
The following table summarizes the activity associated with the Company’s restructuring programs by segment for the six month periods ended June 30, 2017 and 2016:

	Industrials Program	Energy Program	Medical Program	Total
Balance at December 31, 2016	$11.1	$5.6	$4.2	$20.9
Charged to expense - termination benefits	0.7	(0.6)	(0.1)	-
Charged to expense - other	1.2	0.7	0.2	2.1
Payments	(7.2)	(3.4)	(2.0)	(12.6)
Other, net	0.6	-	0.2	0.8
Balance at June 30, 2017	$6.4	$2.3	$2.5	$11.2

	Industrials Program	Energy Program	Medical Program	Total
Balance at December 31, 2015	$2.0	$-	$-	$2.0
Charged to expense - termination benefits	12.0	-	-	12.0
Charged to expense - other	0.4	-	-	0.4
Payments	(3.7)	-	-	(3.7)
Other, net	(0.1)	-	-	(0.1)
Balance at June 30, 2016	$10.6	$-	$-	$10.6

As of June 30, 2017, restructuring reserves of $10.3 million were included in “Accrued liabilities” and restructuring reserves of $0.9 million were included in “Other liabilities” in the Condensed Consolidated Balance Sheets.  As of December 31, 2016, restructuring reserves of $20.2 million were included in “Accrued liabilities” and restructuring reserves of $0.7 million were included in “Other liabilities” in the Condensed Consolidated Balance Sheets.

Note 4. Inventories

Inventories as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Raw materials, including parts and subassemblies	$331.6	$312.9
Work-in-process	59.4	45.3
Finished goods	78.9	69.8
	469.9	428.0
Excess of LIFO costs over FIFO costs	15.9	15.9
Inventories	$485.8	$443.9

Index
Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill attributable to each reportable segment for the six month period ended June 30, 2017 are presented in the table below:

	Industrials	Energy	Medical	Total
Balance as of December 31, 2016	$515.8	$439.9	$199.0	$1,154.7
Acquisition	7.9	-	-	7.9
Foreign currency translation and other (1)	23.5	9.8	4.2	37.5
Balance as of June 30, 2017	$547.2	$449.7	$203.2	$1,200.1

(1)	During the six months ended June 30, 2017, the Company recorded an increase in goodwill of $0.4 million as a result of measurement period adjustments in the Medical segment.

On June 5, 2017, the Company acquired LeROI Compressors which is included in the Industrials segment.  The excess of the purchase price over the estimated fair values of tangible assets, identifiable assets, and assumed liabilities was recorded as goodwill.  As of June 30, 2017, the preliminary purchase price allocation resulted in a total of $7.9 million of goodwill.  The allocation of the purchase price is preliminary and subject to adjustment based on final fair values of the identified assets acquired and liabilities assumed.

At June 30, 2017, goodwill included $563.9 million of accumulated impairment losses within the Energy segment.  There were no goodwill impairment charges recorded during the three month or six month periods ended June 30, 2017.

Other intangible assets at June 30, 2017 and December 31, 2016 consist of the following:

	June 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists and relationships	$1,200.6	$(410.0)	$1,160.5	$(345.5)
Acquired technology	7.7	(2.6)	7.1	(2.2)
Trademarks	29.8	(8.8)	27.4	(6.9)
Backlog	63.3	(63.3)	60.3	(60.3)
Other	43.5	(19.3)	36.4	(16.4)
Unamortized intangible assets:
Trademarks	618.9	-	609.5	-
Total other intangible assets	$1,963.8	$(504.0)	$1,901.2	$(431.3)

Amortization of intangible assets for the three and six month periods ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Intangible asset amortization expense	$30.5	$30.5	$58.1	$60.1

Amortization of intangible assets is anticipated to be approximately $115.5 million annually in 2018 through 2022 based upon exchange rates as of June 30, 2017.

Index
Note 6. Accrued Liabilities

Accrued liabilities as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016

Salaries, wages and related fringe benefits	$67.2	$56.5
Restructuring	10.3	20.2
Taxes	34.6	37.1
Advance payments on sales contracts	59.1	43.0
Product warranty	21.7	21.7
Accrued interest	0.3	15.5
Other	55.2	64.5
Total accrued liabilities	$248.4	$258.5

A reconciliation of the changes in the accrued product warranty liability for the three and six month periods ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Balance at beginning of period	$22.5	$26.4	$21.7	$27.6
Product warranty accruals	5.2	3.7	11.1	8.6
Settlements	(6.7)	(5.3)	(12.1)	(11.6)
Charged to other accounts (1)	0.7	(0.6)	1.0	(0.4)
Balance at end of period	$21.7	$24.2	$21.7	$24.2

(1)
Includes primarily the effects of foreign currency translation adjustments for the Company’s subsidiaries with functional currencies other than the USD, and changes in the accrual related to acquisitions.

Index
Note 7. Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and six month periods ended June 30, 2017 and 2016:

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017

Service cost	$-	$-	$0.5	$0.9	$-	$-
Interest cost	0.6	1.1	1.9	3.8	-	0.1
Expected return on plan assets	(1.1)	(2.2)	(2.6)	(5.1)	-	-
Recognition of:
Unrecognized prior service cost	-	-	-	-	-	-
Unrecognized net actuarial loss	-	-	1.2	2.4	-	-
	$(0.5)	$(1.1)	$1.0	$2.0	$-	$0.1

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016

Service cost	$-	$-	$0.4	$0.9	$-	$-
Interest cost	0.7	1.3	2.5	5.0	-	0.1
Expected return on plan assets	(1.1)	(2.3)	(3.1)	(6.2)	-	-
Recognition of:
Unrecognized prior service cost	-	-	-	-	-	-
Unrecognized net actuarial loss	-	-	0.8	1.6	-	-
	$(0.4)	$(1.0)	$0.6	$1.3	$-	$0.1

Index
Note 8. Debt

The Company’s debt at June 30, 2017 and December 31, 2016 is summarized as follows:

	June 30, 2017	December 31, 2016

Short-term borrowings	$-	$-
Long-term debt:
Revolving credit facility, due 2020	$-	$-
Receivables financing agreement, due 2019	-	-
Term loan denominated in U.S. dollars, due 2020 (1)	1,553.1	1,833.2
Term loan denominated in Euros, due 2020 (2)	438.5	405.5
Senior notes, due 2021 (3)	-	575.0
Second mortgages (4)	1.8	1.9
Capitalized leases and other long-term debt	21.3	21.6
Unamortized debt issuance costs	(32.2)	(58.9)
Total long-term debt, net, including current maturities	1,982.5	2,778.3
Current maturities of long-term debt	5.9	24.5
Total long-term debt, net	$1,976.6	$2,753.8

(1)
At June 30, 2017, the applicable interest rate was 4.55%, and the weighted-average rate was 4.56% for the six month period ended June 30, 2017.  This amount is shown net of unamortized discounts of $3.7 million and $5.0 million as of June 30, 2017 and December 31, 2016, respectively.

(2)
At June 30, 2017, the applicable interest rate was 4.75%, and the weighted-average rate was 4.75% for the six month period ended June 30, 2017.  This amount is shown net of unamortized discounts of $1.2 million and $1.4 million as of June 30, 2017 and December 31, 2016, respectively.

(3)
This amount consists of the $575.0 million aggregate principal 6.875% senior notes due 2021 that were entered into in connection with the KKR transaction on July 30, 2013.  Interest on the Senior Notes is payable on February 15 and August 15 of each year.

(4)	This amount consists of a fixed-rate 4.80% commercial loan with an outstanding balance of €1.6 million at June 30, 2017. This loan is secured by the Company’s facility in Bad Neustadt, Germany.

Senior Secured Credit Facilities

Overview

In connection with the transaction in which the Company was acquired by an affiliate of Kohlberg Kravis Roberts & Co. L.P. on July 30, 2013 (the “KKR transaction”), the Company entered into a senior secured credit agreement with UBS AG, Stamford Branch, as administrative agent, and other agents and lenders party thereto (the “Senior Secured Credit Facilities”) on July 30, 2013.

The Senior Secured Credit Facilities entered into on July 30, 2013 provided senior secured financing in the equivalent of approximately $2,825.0 million, consisting of: (i) a senior secured term loan facility (the “Dollar Term Loan Facility”) in an aggregate principal amount of $1,900.0 million; (ii) a senior secured term loan facility (the “Euro Term Loan Facility,” together with the Dollar Term Loan Facility, the “Term Loan Facilities”) in an aggregate principal amount of €400.0 million; and (iii) a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $400.0 million available to be drawn in U.S. dollars (“USD”), Euros (“EUR”), Great British Pounds (“GBP”) and other reasonably acceptable foreign currencies, subject to certain sublimits for the foreign currencies.

Index
The Company entered into Amendment No. 1 to the Senior Secured Credit Facilities with UBS AG, Stamford Branch, as administrative agent, and the lenders and other parties thereto on March 4, 2016 (the “Amendment”). The Amendment reduced the aggregate principal borrowing capacity of the Revolving Credit Facility by $40.0 million to $360.0 million, extended the term of the Revolving Credit Facility to April 30, 2020 with respect to consenting lenders and provided for customary bail-in provisions to address certain European regulatory requirements, in addition to other modifications described in this footnote. On July 30, 2018, the Revolving Credit Facility principal amount will decrease to $269.9 million resulting from the maturity of the tranches of the Revolving Credit Facility which are owned by lenders which elected not to modify the original Revolving Credit Facility maturity date.  Any principal amounts outstanding as of April 30, 2020 will be due at that time and required to be paid in full.

The borrower of the Dollar Term Loan Facility and the Euro Term Loan Facility is GDI. On February 29, 2016, prior to the Company’s entering into the Amendment, GD German Holdings II GmbH became an additional borrower and successor in interest to Gardner Denver Holdings GmbH & Co. KG.

GD German Holdings II GmbH, GD First (UK) Limited and Gardner Denver, Inc. are the listed borrowers under the Revolving Credit Facility. The Revolving Credit Facility includes borrowing capacity available for letters of credit up to $200.0 million and for borrowings on same-day notice, referred to as swingline loans. At June 30, 2017, the Company had $17.0 million of outstanding letters of credit written against the Revolving Credit Facility and unused availability under the Revolving Credit Facility of $343.0 million.

Subsequent to the Amendment, the Senior Secured Credit Facilities provide that the borrowers will have the right at any time to request incremental term loans and/or revolving commitments in an aggregate principal amount of up to (i) if as of the last day of the most recently ended test period the Consolidated Senior Secured Debt to Consolidated Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) Ratio (as defined in the Senior Secured Credit Facilities) is equal to or less than 5.50 to 1.00, $250.0 million plus (ii) voluntary prepayments and voluntary commitment reductions of the Senior Secured Credit Facilities prior to the date of any such incurrence plus (iii) an additional amount if, after giving effect to the incurrence of such additional amount, the Company does not exceed a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio of 4.50 to 1.00 pro forma for such incremental facilities.  The lenders under the Senior Secured Credit Facilities are not under any obligation to provide any such incremental commitments or loans, and any such addition of or increase in commitments or loans will be subject to certain customary conditions.

The Company repaid $276.8 million outstanding under the Company’s Dollar Term Loan Facility with proceeds from the Company’s initial public offering.

Interest Rate and Fees

Borrowings under the Dollar Term Loan Facility, Euro Term Loan Facility and the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) (1) in respect of the Dollar Term Loan Facility and Euro Term Loan Facility, the greater of LIBOR for the relevant interest period or 1.00% per annum and (2) in respect of the Revolving Credit Facility, subsequent to the Amendment, the greater of LIBOR for the relevant interest period or 0.00% per annum, in each case adjusted for statutory reserve requirements, plus an applicable margin or (b) a base rate (the “Base Rate”) equal to the highest of (1) the rate of interest publicly announced by the administrative agent as its prime rate in effect at its principal office in Stamford, Connecticut, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month, adjusted for statutory reserve requirements, plus 1.00%, in each case, plus an applicable margin. The applicable margin as of December 31, 2016 for (i) the Dollar Term Loan Facility and Revolving Credit Facility is 3.25% for LIBOR loans and 2.25% for Base Rate loans and (ii) the Euro Term Loan is 3.75% for LIBOR loans.

The applicable margins under the Revolving Credit Facility may decrease based upon the Company’s achievement of certain Consolidated Senior Secured Debt to Consolidated EBITDA Ratios.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, the U.S. borrower is required to pay a commitment fee of 0.50% per annum to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The commitment fee rate will be reduced to 0.375% if the Consolidated Senior Secured Debt to Consolidated EBITDA Ratio is less than or equal to 3.0 to 1.0. The Company must also pay customary letter of credit fees.

Index
Prepayments

The Senior Secured Credit Facilities require the U.S. borrower (Gardner Denver, Inc.) to prepay outstanding term loans, subject to certain exceptions, with: (i) 50% of annual excess cash flow (as defined in the Senior Secured Credit Facilities).  Commencing with the fiscal year ended December 31, 2014, this percentage will be reduced to 25% if the Company’s Secured Debt to Consolidated EBITDA Ratio is less than or equal to 3.50 to 1.00 but greater than 3.00 to 1.00.  Such prepayment will not be required if the Secured Debt to Consolidated EBITDA Ratio is less than or equal to 3.00 to 1.00; (ii) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property in excess of a specified amount and subject to reinvestment rights; and (iii) 100% of the net cash proceeds of any incurrence of debt, other than proceeds from debt permitted under the Senior Secured Credit Facilities.

The foregoing mandatory prepayments will be applied to the scheduled installments of principal of the Term Loan Facilities in direct order of maturity.

Any borrower may voluntarily repay outstanding loans under the Senior Secured Credit Facilities at any time without premium or penalty, subject to certain customary conditions, including reimbursements of the lenders’ redeployment costs actually incurred in the case of a prepayment of LIBOR borrowings other than on the last day of the relevant interest period.

Amortization and Final Maturity

The Dollar Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Dollar Term Loan Facility, with the balance being payable on July 30, 2020.  In May 2017, the Company used a portion of the proceeds from the initial public offering to repay $276.8 million principal amount of outstanding borrowings under the Dollar Term Loan Facility at par plus accrued and unpaid interest to the date of prepayment of $1.5 million.  The principal prepayment was first applied to the quarterly installments with the remaining balance used to reduce the balance due on July 30, 2020. As a result of the prepayment, the Company is no longer subject to mandatory quarterly principal installment payments on the Dollar Term Loan Facility.  The prepayment resulted in the write-off of unamortized debt issuance costs of $4.3 million and unamortized discounts of $0.7 million included in the “Loss on Debt Extinguishment” line of the Condensed Consolidated Statements of Operations.

The Euro Term Loan Facility includes repayments in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Euro Term Loan Facility, with the balance being payable on July 30, 2020.

Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity.

The Amendment reduced the minimum aggregate principal amount for extension amendments to the facilities from $50.0 million to $35.0 million.

Guarantee and Security

All obligations under the Senior Secured Credit Facilities are unconditionally guaranteed by the Company and all material, wholly-owned U.S. restricted subsidiaries, with customary exceptions including where providing such guarantees is not permitted by law, regulation, or contract or would result in adverse tax consequences.

All obligations of the borrowers under the Senior Secured Credit Facilities, and the guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by substantially all of the assets of the borrowers and each guarantor, including but not limited to: (i) a perfected pledge of the capital stock issued by the borrowers and each subsidiary guarantor and (ii) perfected security interests in substantially all other tangible and intangible assets of the borrower and the guarantors (subject to certain exceptions and exclusions).

The obligations of the non-U.S. borrowers are secured by certain assets in jurisdictions outside of the U.S.

Certain Covenants and Events of Default

The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s and its subsidiaries’ ability to: incur additional indebtedness and guarantee indebtedness; create or incur liens; engage in mergers or consolidations; sell, transfer or otherwise dispose of assets; create limitations on subsidiary distributions; pay dividends and distributions or repurchase its own capital stock; and make investments, loans or advances, prepayments of junior financings, or other restricted payments.

Index
In addition, subsequent to the Amendment, certain restricted payments constituting dividends or distributions (subject to certain exceptions) are subject to pro forma compliance with a Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Senior Secured Credit Facilities) of 5.00 to 1.00. Investments in unrestricted subsidiaries are permitted up to an aggregate amount that does not exceed the greater of $100.0 million and 25% of Consolidated EBITDA.  The Revolving Credit Facility also requires the Company’s Consolidated Senior Secured Debt to Consolidated EBITDA Ratio to not exceed 7.50 to 1.00 for each fiscal quarter when outstanding revolving credit loans and swingline loans plus non-cash collateralized letters of credit under the Revolving Credit Facility (excluding (i) letters of credit in an aggregate amount not to exceed $80.0 million existing on the date of the closing of the Senior Secured Credit Facilities and any extensions thereof, replacement letters of credit or letters of credit issued in lieu thereof, in each case, to the extent the face amount of such letters of credit is not increased above the face amount of the letter of credit being extended, replaced or substituted and (ii) other non-cash collateralized letters of credit in an aggregate amount not to exceed $25.0 million, provided that the aggregate amount of non-cash collateralized letters of credit outstanding excluded pursuant to such provision shall not exceed $50.0 million) exceed $120.0 million.  To the extent that revolving credit loans plus non-cash collateralized letters of credit under the Revolving Credit Facility are outstanding in an amount exceeding $300.0 million, a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio of 7.00 to 1.00 for borrowings under the Revolving Credit Facility is required.

The Senior Secured Credit Facilities also contain certain customary affirmative covenants and events of default, including a change of control.

Receivables Financing Agreement

In May 2016, the Company entered into the Receivables Financing Agreement, providing for aggregated borrowing of up to $75.0 million governed by a borrowing base. The Receivables Financing Agreement provides for a lower cost alternative in the issuance of letters of credit with the remaining unused capacity providing additional liquidity.  As of June 30, 2017, the Company had no outstanding borrowings under the Receivables Financing Agreement and $29.4 million of letters of credit outstanding. At June 30, 2017 there was $45.6 million of capacity available under the Receivables Financing Agreement.

Borrowings under the Receivables Financing Agreement accrue interest at a reserve-adjusted LIBOR or a base rate, plus 1.6%. Letters of credit accrue interest at 1.6%.  The Company may prepay borrowings or letters of credit or draw on the Receivables Financing Agreement upon one business day prior written notice and may terminate the Receivables Financing Agreement with 15 days’ prior written notice.

As part of the Receivables Financing Agreement, eligible accounts receivable of certain of our subsidiaries are sold to a wholly owned “bankruptcy remote” special purpose vehicle (“SPV”). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in our consolidated financial statements and therefore, the accounts receivable owned by it are included in our Condensed Consolidated Balance Sheets. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent.

The Receivables Financing Agreement contains various customary representations and warranties and covenants, and default provisions which provide for the termination and acceleration of the commitments and loans under the agreement in circumstances including, but not limited to, failure to make payments when due, breach of representations, warranties or covenants, certain insolvency events or failure to maintain the security interest in the trade receivables, a change in control and defaults under other material indebtedness.

On June 30, 2017, the Company signed the first amendment of the Receivables Financing Agreement which increased the aggregated borrowing capacity by $50.0 million to $125.0 million governed by a borrowing base and extended the term to June 30, 2020.  The Receivables Financing Agreement terminates on June 30, 2020, unless terminated earlier pursuant to its terms.

Senior Notes

In connection with the KKR transaction, on July 30, 2013, the Company’s direct subsidiary, Gardner Denver, Inc., issued a $575.0 million aggregate principal amount of Senior Notes, which mature on August 15, 2021 pursuant to an indenture, dated as of July 30, 2013, among Renaissance Acquisition Corp. (which merged into Gardner Denver, Inc. in connection with the KKR transaction), the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

Index
In May 2017, the Company used a portion of the proceeds from the initial public offering to redeem all $575.0 million aggregate principal amount of the Senior Notes at a price of 105.156% of the principal amount redeemed, equal to $604.6 million, plus accrued and unpaid interest to the date of redemption of $10.2 million.  The redemption of the Senior Notes resulted in the write-off of unamortized debt issuance costs of $15.8 million which was recorded to the “Loss on Debt Extinguishment” line of the Condensed Consolidated Statements of Operations.  The premium paid on the Senior Notes, $29.6 million, is included in the “Loss on Debt Extinguishment” line of the Condensed Consolidated Statements of Operations.

Note 9. Stock-Based Compensation

2013 Stock Incentive Plan

The Company adopted the 2013 Stock Incentive Plan (“2013 Plan”) on October 14, 2013 as amended on April 27, 2015 under which the Company may grant stock-based compensation awards to employees, directors, and advisors.  The total number of shares available for grant under the 2013 Plan and reserved for issuance is 20.9 million shares.  All stock options were granted to employees, directors, and advisors with an exercise price equal to the fair value of the Company’s per share common stock.  Following the Company’s initial public offering, the Company may grant stock-based compensation awards pursuant to the 2017 Plan (defined below) and ceased granting new awards pursuant to the 2013 Plan.

Stock options awards vest over either five, four, or three years with 50% of each award vesting based on time and 50% of each award vesting based on the achievement of certain financial targets.

Prior to the Company’s initial public offering in May 2017, the Company had certain repurchase rights on stock acquired through the exercise of a stock option that created an implicit service period and created a condition in which an optionee may not receive the economic benefits of the option until the repurchase rights are eliminated. The repurchase rights creating the implicit service period are eliminated at the earlier of an initial public offering or change of control event.  Before the elimination of the repurchase rights, because an initial public offering or change of control were not probable of occurring, no compensation expense was recorded for equity awards.

The Company recognized a liability for compensation expense measured at intrinsic value when it was probable that an employee would receive benefits under the terms of the plan due to termination of employment.

Under the terms of the 2013 Plan, concurrent with the initial public offering, the Company no longer retains repurchase rights on stock acquired through the exercise of a stock option and the implicit service period was eliminated on outstanding stock options. In the three and six month periods ended June 30, 2017, the Company recognized stock-based compensation expense of approximately $61.4 million related to time-based and performance-based stock options included in “Other operating expense, net” in the Condensed Consolidated Statements of Operations. Certain stock awards are expected to be settled in cash (stock appreciation rights “SAR”) and are accounted for as liability awards. At June 30, 2017, a liability of approximately $10.5 million for SARs is included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets as of June 30, 2017.

As of June 30, 2017 there was $16.3 million of total unrecognized compensation expense related to outstanding stock options.

A summary of the Company’s stock-based award plan activity, including stock options and SARs, for the six month period ended June 30, 2017 is presented in the following table (underlying shares in thousands):

	Shares	Weighted-Average Exercise Price (per share)
Outstanding at December 31, 2016	13,285	$8.85
Granted	799	$20.00
Settled	(77)	$8.17
Forfeited	(819)	$8.21
Outstanding at June 30, 2017	13,188	$9.51

Vested at June 30, 2017	6,697	$8.73

Index
The following assumptions were used to estimate the fair value of options granted during the six months ended June 30, 2017 using the Black-Scholes option-pricing model.

Six Months Ended June 30, 2017
Assumptions:
Expected life of options (in years)	5.00 - 6.25
Risk-free interest rate	1.94 - 2.12%
Assumed volatility	41.20 - 45.80%
Expected dividend rate	0.00%

Concurrent with the Company’s initial public offering in May of 2017, the Company’s Board authorized the grant of 5.5 million deferred stock units (“DSU”) to all permanent employees that had not previously received stock-based awards under the 2013 Plan. The DSUs vest immediately upon grant, however contain restrictions such that the employee may not sell or otherwise realize the economic benefits of the award until certain dates through April 2019. A total of $94.8 million of compensation expense for the DSU award was recognized in the three month period ended June 30, 2017 and included in “Other operating expense, net” in the Condensed Consolidated Statements of Operations. Certain DSU awards are expected to be settled in cash and a liability of $3.4 million is included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets as of June 30, 2017.

The fair value of a DSU was determined to be $17.20 assuming a share price at the pricing date of the initial public offering of $20.00 and a discount for lack of marketability commensurate with the period of the sale restrictions.

The following assumptions were used to estimate the fair value of DSUs granted during the six months ended June 30, 2017 using the Finnerty discount for lack of marketability pricing model:

Six Months Ended June 30, 2017
Assumptions:
Average length of holding period restrictions (years)	1.42
Assumed volatility	51.5%

2017 Omnibus Incentive Plan

In May 2017, the Company’s Board approved the 2017 Omnibus Incentive Plan (“2017 Plan”). Under the terms of the Plan, the Company’s Board may grant up to 8.6 million stock based and other incentive awards. Any shares of common stock subject to outstanding awards granted under our 2013 Stock Incentive Plan that, after the effective date of the 2017 Plan, expire or are otherwise forfeited or terminated in accordance with their terms are also available for grant under the 2017 Plan.  As of June 30, 2017, no awards have been granted from the 2017 Plan.

Note 10. Accumulated Other Comprehensive (Loss) Income

The Company’s other comprehensive (loss) income consists of (i) unrealized foreign currency net gains and losses on the translation of the assets and liabilities of its foreign operations; (ii) realized and unrealized foreign currency gains and losses on intercompany notes of a long-term nature and certain hedges of net investments in foreign operations, net of income taxes; (iii) unrealized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes; and (iv) pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes.  The before tax income (loss), related income tax effect and accumulated balances are as follows:

	For the Three Months Ended June 30, 2017			For the Six Months Ended June 30, 2017
	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount

Foreign currency translation adjustments, net	$64.2	$-	$64.2	$89.9	$-	$89.9
Foreign currency (losses) gains, net	(41.5)	15.9	(25.6)	(47.7)	18.3	(29.4)
Unrecognized (losses) gains on cash flow hedges, net	(1.4)	(0.1)	(1.5)	3.4	(1.9)	1.5
Pension and other postretirement benefit prior service cost and gain or loss, net	(2.3)	0.8	(1.5)	(2.3)	1.0	(1.3)
Other comprehensive income	$19.0	$16.6	$35.6	$43.3	$17.4	$60.7

Index
	For the Three Months Ended June 30, 2016			For the Six Months Ended June 30, 2016
	Before-Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount

Foreign currency translation adjustments, net	$(36.8)	$-	(36.8)	$5.2	$-	$5.2
Foreign currency gains (losses), net	19.4	(6.3)	13.1	(9.9)	4.2	(5.7)
Unrecognized gains (losses) on cash flow hedges, net	(6.6)	2.5	(4.1)	(23.7)	9.0	(14.7)
Pension and other postretirement benefit prior service cost and gain or loss, net	4.5	(0.8)	3.7	5.9	(1.1)	4.8
Other comprehensive income (loss)	$(19.5)	$(4.6)	$(24.1)	$(22.5)	$12.1	$(10.4)

Changes in accumulated other comprehensive (loss) income by component for the six month periods ended June 30, 2017 and 2016 are presented in the following tables (1):

	Cumulative Currency Translation Adjustment	Foreign Currency Gains and (Losses)	Unrealized (Losses) Gains on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total

Balance at December 31, 2016	$(324.2)	$88.6	$(42.2)	$(64.6)	$(342.4)
Other comprehensive income (loss) before reclassifications	89.9	(29.4)	(4.6)	(2.8)	53.1
Amounts reclassified from accumulated other comprehensive (loss) income	-	-	6.1	1.5	7.6
Net current-period other comprehensive income (loss)	89.9	(29.4)	1.5	(1.3)	60.7
Balance at June 30, 2017	$(234.3)	$59.2	$(40.7)	$(65.9)	$(281.7)

Index
	Cumulative Currency Translation Adjustment	Foreign Currency Gains and (Losses)	Unrealized (Losses) Gains on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total

Balance at December 31, 2015	$(248.0)	$75.0	$(41.3)	$(51.3)	$(265.6)
Other comprehensive income (loss) before reclassifications	5.2	(5.7)	(18.7)	3.8	(15.4)
Amounts reclassified from accumulated other comprehensive (loss) income	-	-	4.0	1.0	5.0
Net current-period other comprehensive income (loss)	5.2	(5.7)	(14.7)	4.8	(10.4)
Balance at June 30, 2016	$(242.8)	$69.3	$(56.0)	$(46.5)	$(276.0)

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications out of accumulated other comprehensive (loss) income for the six month periods ended June 30, 2017 and 2016 are presented in the following table:

Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
Details about Accumulated Other Comprehensive (Loss) Income Components	For the Six Month Period Ended June 30, 2017	For the Six Month Period Ended June 30, 2016	Affected Line in the Statement Where Net Income is Presented

Loss on cash flow hedges - interest rate swaps	$9.8	$6.4	Interest expense
	9.8	6.4	Total before tax
	(3.7)	(2.4)	Provision (benefit) for income taxes
	$6.1	$4.0	Net of tax
Amortization of defined benefit pension and other postretirement benefit items	$2.4	$1.6	(1)
	2.4	1.6	Total before tax
	(0.9)	(0.6)	Provision (benefit) for income taxes
	$1.5	$1.0	Net of tax
Total reclassifications for the period	$7.6	$5.0	Net of tax

(1)	These components are included in the computation of net periodic benefit cost. See Note 7 “Pension and Other Postretirement Benefits” for additional details.

Index
Note 11. Hedging Activities and Fair Value Measurements

Hedging Activities

The Company is exposed to certain market risks during the normal course of its business arising from adverse changes in interest rates and foreign currency exchange rates.  The Company’s exposure to these risks is managed through a combination of operating and financing activities.  The Company selectively uses derivative financial instruments (“derivatives”), including foreign currency forward contracts and interest rate swaps, to manage the risks from fluctuations in foreign currency exchange rates and interest rates, respectively.  The Company does not purchase or hold derivatives for trading or speculative purposes.  Fluctuations in commodity prices, interest rates and foreign currency exchange rates can be volatile, and the Company’s risk management activities do not totally eliminate these risks.  Consequently, these fluctuations could have a significant effect on the Company’s financial results.

The Company’s exposure to interest rate risk results primarily from its variable-rate borrowings.  The Company manages its debt centrally, considering tax consequences and its overall financing strategies.  The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and, from time to time, using pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative fixed and variable proportions.

A substantial portion of the Company’s operations is conducted by its subsidiaries outside of the United States in currencies other than the USD.  Almost all of the Company’s non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Other than the USD, the EUR, GBP, and Chinese Yuan are the principal currencies in which the Company and its subsidiaries enter into transactions.  The Company is exposed to the impacts of changes in foreign currency exchange rates on the translation of its non-U.S. subsidiaries’ assets, liabilities and earnings into USD.  The Company has certain U.S. subsidiaries borrow in currencies other than the USD.

The Company and its subsidiaries are also subject to the risk that arises when they, from time to time, enter into transactions in currencies other than their functional currency.  To mitigate this risk, the Company and its subsidiaries typically settle intercompany trading balances monthly. The Company also selectively uses forward currency contracts to manage this risk. These contracts for the sale or purchase of European and other currencies generally mature within one year.

The Company uses foreign currency forward contracts and net investment hedge contracts to manage certain foreign currency risks.  The Company also uses interest rate swap contracts to manage risks associated with interest rate fluctuations.

Index
Derivative Instruments

The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016:

		June 30, 2017
	Derivative Classification	Notional Amount (1)	Fair Value (1) Other Current Assets	Fair Value (1) Other Assets	Fair Value (1) Accrued Liabilities	Fair Value (1) Other Liabilities
Derivatives Designated as Hedging Instruments
Cross currency interest rate swap contracts	Net Investment	$200.0	$-	$12.7	$-	$-
Interest rate swap contracts	Cash Flow	$1,125.0	$-	$-	$6.9	$53.6
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$25.3	$0.2	$-	$-	$-
Foreign currency forwards	Fair Value	$69.9	$-	$-	$1.4	$-

		December 31, 2016
	Derivative Classification	Notional Amount (1)	Fair Value (1) Other Current Assets	Fair Value (1) Other Assets	Fair Value (1) Accrued Liabilities	Fair Value (1) Other Liabilities
Derivatives Designated as Hedging Instruments
Cross currency interest rate swap contracts	Net Investment	$200.0	$-	$26.8	$-	$-
Interest rate swap contracts	Cash Flow	$1,125.0	$-	$-	$16.3	$47.2
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$79.0	$0.9	$-	$-	$-
Foreign currency forwards	Fair Value	$42.8	$-	$-	$0.2	$-

(1)
Notional amounts represent the gross contract amounts of the outstanding derivatives excluding the total notional amount of positions that have been effectively closed through offsetting positions.  The net gains and net losses associated with positions that have been effectively closed through offsetting positions but not yet settled are included in the asset and liability derivatives fair value columns, respectively.

Gains and losses on derivatives designated as cash flow hedges included in the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six month periods ended June 30, 2017 and 2016, are as presented in the table below:

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2017	2016	2017	2016
Interest rate swap contracts (1)
Loss recognized in AOCI on derivatives (effective portion)	$(6.1)	$(9.9)	$(6.3)	$(30.2)
Loss reclassified from AOCI into income (effective portion)	(4.7)	(3.4)	(9.8)	(6.4)
Gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	-	0.7	-	0.7

(1)
Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income (effective portion) were included in “Interest expense” in the Condensed Consolidated Statements of Operations.  Ineffective portions of changes in the fair value of cash flow hedges were recognized in earnings and included in “Interest expense” in the Condensed Consolidated Statements of Operations.

At June 30, 2017, the Company is the fixed rate payor on 16 interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $1,125.0 million of the Company’s LIBOR-based variable rate borrowings.  These contracts carry fixed rates ranging from 2.4% to 4.4% and have expiration dates ranging from 2017 to 2020.  These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments.  Based on LIBOR-based swap yield curves as of June 30, 2017, the Company expects to reclassify losses of $19.8 million out of AOCI into earnings during the next 12 months.  The Company’s LIBOR-based variable rate borrowings outstanding at June 30, 2017 were $1,556.7 million and €385.0 million.

Index
The Company had four foreign currency forward contracts outstanding as of June 30, 2017 with notional amounts ranging from $5.8 million to $43.0 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates.  The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included in the “Other operating expense, net” line on the face of the Condensed Consolidated Statements of Operations.  The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty.  It is the Company’s practice to recognize the gross amounts in the Condensed Consolidated Balance Sheets.  The amount available to be netted is not material.

The Company’s (losses) gains on derivative instruments not designated as accounting hedges and total net foreign currency (losses) gains for the three and six month periods ended June 30, 2017 and 2016 were as follows:

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2017	2016	2017	2016
Foreign currency forward contracts (losses) gains	$(2.7)	$13.6	$(4.9)	$12.2
Total net foreign currency (losses) gains	(4.0)	6.0	(4.7)	3.0

The Company has a significant investment in consolidated subsidiaries with functional currencies other than the USD, particularly the EUR.  The Company designated its Euro Term Loan due in 2020 of approximately €385.0 million and €387.0 million at June 30, 2017 and December 31, 2016, respectively, as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies. Accordingly, changes in the USD equivalent value of the Euro Term Loan were recorded through other comprehensive income. In December 2014, the Company entered into two cross currency interest rate swaps each with a USD notional amount of $100 million to further hedge the risk of changes in the USD equivalent value of its net investment in Euro functional currency subsidiaries with both cross currency interest rate swaps being designated as hedges for the three month and six month periods ended June 30, 2017 and 2016.

The losses and gains from the change in fair value related to the effective portions of the net investment hedges were recorded through other comprehensive income.  The losses and gains from changes in fair value of the ineffective portion of the hedge for the three month and six month periods ended June 30, 2017 and 2016 were included in foreign currency exchange (gains) losses, net in “Other operating expense, net” in the Condensed Consolidated Statements of Operations.

The Company’s gains and (losses), net of income tax, associated with changes in the value of debt and designated interest rate swaps for the three month and six month periods ended June 30, 2017 and 2016, and the net balance of such gains and (losses) included in accumulated other comprehensive income for the same periods were as follows:

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2017	2016	2017	2016
(Loss) gain, net of income tax, recorded through other comprehensive income	$(25.7)	$10.5	$(29.6)	$(6.5)
Balance included in accumulated other comprehensive (loss) income at June 30, 2017 and 2016, respectively			$52.7	$59.2

All cash flows associated with derivatives are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows.

Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivables, trade accounts payables, deferred compensation assets and obligations, derivatives, and debt instruments.  The carrying values of cash and cash equivalents, trade accounts receivables, trade accounts payables, and variable rate debt instruments are a reasonable estimate of their respective fair values.

Index
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards (1)	$-	$0.2	$-	$0.2
Cross currency interest rate swaps (2)	-	12.7	-	12.7
Trading securities held in deferred compensation plan (3)	4.9	-	-	4.9
Total	$4.9	$12.9	$-	$17.8
Financial Liabilities
Foreign currency forwards (1)	$-	$1.4	$-	$1.4
Interest rate swaps (4)	-	60.5	-	60.5
Deferred compensation plan (3)	4.9	-	-	4.9
Total	$4.9	$61.9	$-	$66.8

(1)	Based on calculations that use readily observable market parameters as their basis, such as spot and forward rates.

(2)
Based on observable foreign exchange market pricing parameters such as spot and forward rates and the present value of all expected future cash flows.  The present value calculation incorporates foreign exchange market pricing, discount rates, and credit quality adjustments of the Company and its counterparties.

(3)	Based on the quoted price of publicly traded mutual funds which are classified as trading securities and accounted for using the mark-to-market method.

(4)
Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of June 30, 2017.  The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

Note 12. Income Taxes

The following table summarizes the Company’s benefit for income taxes and effective income tax rate for the three and six month periods ended June 30, 2017 and 2016:

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2017	2016	2017	2016

Loss before income taxes	$(190.2)	$(15.0)	$(198.8)	$(38.1)
Benefit for income taxes	$(43.9)	$(10.9)	$(45.6)	$(24.1)
Effective income tax rate	23.1%	72.9%	22.9%	63.4%

The increase in the benefit for income taxes and decrease in the effective income tax benefit rate for the three and six month periods ended June 30, 2017 when compared to the same periods of 2016 is primarily due to the increase of the pre-tax loss in the U.S. when compared to the pre-tax income produced in countries with income tax rates lower than the U.S. statutory rate. The significant increase in the loss in the U.S. was caused by one-time expenses associated with the Company’s initial public offering.  This included offering-related expenses, early termination fees related to the pay down of debt, and stock-based compensation expense.

Index
Note 13. Supplemental Information

The components of “Other operating expense, net” for the three month and six month periods ended June 30, 2017 and 2016 are as follows:

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2017	2016	2017	2016

Other Operating Expense, Net
Foreign currency losses (gains), net	$4.0	$(6.0)	$4.7	$(3.0)
Restructuring charges, net (1)	0.4	10.9	2.1	12.3
Environmental remediation expenses (2)	(0.1)	-	0.9	-
Stock-based compensation expense (3)	156.2	-	156.2	-
Other, net	0.9	2.2	5.4	4.4
Total other operating expense, net	$161.4	$7.1	$169.3	$13.7

(1)	See Note 3 “Restructuring.”

(2)	Estimated environmental remediation costs recorded on an undiscounted basis for a former production facility.

(3)
Represents stock-based compensation expense recognized for stock options outstanding ($61.4 million) and DSUs granted to employees at the date of the initial public offering ($94.8 million) under the 2013 Stock Incentive Plan.

Note 14. Contingencies

The Company is a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature for a company of its size and sector. The Company believes that such proceedings, lawsuits and administrative actions will not materially adversely affect its operations, financial condition, liquidity or competitive position. A more detailed discussion of certain of these proceedings, lawsuits and administrative actions is set forth below.

Asbestos and Silica Related Litigation

The Company has also been named as a defendant in a number of asbestos-related and silica-related personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources and typically the Company is one of approximately 25 or more named defendants.

Predecessors to the Company sometimes manufactured, distributed and/or sold products allegedly at issue in the pending asbestos and silica-related lawsuits (the “Products”). However, neither the Company nor its predecessors ever mined, manufactured, mixed, produced or distributed asbestos fiber or silica sand, the materials that allegedly caused the injury underlying the lawsuits. Moreover, the asbestos-containing components of the Products, if any, were enclosed within the subject Products.

Although the Company has never mined, manufactured, mixed, produced or distributed asbestos fiber or silica sand nor sold products that could result in a direct asbestos or silica exposure, many of the companies that did engage in such activities or produced such products are no longer in operation.  This has led to law firms seeking potential alternative companies to name in lawsuits where there has been an asbestos or silica related injury.

Index
The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the Products described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, inherent uncertainties of litigation and future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case (discussed below), or other inability to collect from the Company’s historical insurers or indemnitors, could cause a different outcome. While the outcome of legal proceedings is inherently uncertain, based on presently known facts, experience, and circumstances, the Company believes that the amounts accrued on its balance sheet are adequate and that the liabilities arising from the asbestos and silica-related personal injury lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. “Accrued liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheet include a total litigation reserve of $104.3 million and $108.5 million as of June 30, 2017 and December 31, 2016 respectively, with respect to potential liability arising from the Company’s asbestos-related litigation. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity.

The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has also pursued litigation against certain insurers or indemnitors, where necessary.  The Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $97.3 million and $97.3 million as of June 30, 2017 and December 31, 2016 which was included in “Other assets” on the Condensed Consolidated Balance Sheets.

The largest such recent action, Gardner Denver, Inc. v. Certain Underwriters at Lloyd’s, London, et al., was filed on July 9, 2010, in the Eighth Judicial Circuit, Adams County, Illinois, as case number 10-L-48 (the “Adams County Case”). In the lawsuit, the Company seeks, among other things, to require certain excess insurer defendants to honor their insurance policy obligations to the Company, including payment in whole or in part of the costs associated with the asbestos-related lawsuits filed against the Company. In October 2011, the Company reached a settlement with one of the insurer defendants, which had issued both primary and excess policies, for approximately the amount of such defendant’s policies which were subject to the lawsuit. Since then, the case has been proceeding through the discovery and motions process with the remaining insurer defendants.  On January 29, 2016, the Company prevailed on the first phase of that discovery and motions process (“Phase I”).  Specifically, the Court in the Adams County Case ruled that the Company has rights under all of the policies in the case, subject to their terms and conditions, even though the policies were sold to the Company’s former owners rather than to the Company itself.  On June 9, 2016, the Court denied a motion by several of the insurers who sought permission to appeal the Phase I ruling now rather than waiting until the end of the whole case as is normally required. The case is now proceeding through the discovery process regarding the remaining issues in dispute (“Phase II”).

A majority of the Company’s expected future recoveries of the costs associated with the asbestos-related lawsuits are the subject of the Adams County Case.

The amounts recorded by the Company for asbestos-related liabilities and insurance recoveries are based on currently available information and assumptions that the Company believes are reasonable based on an evaluation of relevant factors.  The actual liabilities or insurance recoveries could be higher or lower than those recorded if actual results vary significantly from the assumptions.  There are a number of key variables and assumptions including the number and type of new claims to be filed each year, the resolution or outcome of these claims, the average cost of resolution of each new claim, the amount of insurance available, allocation methodologies, the contractual terms with each insurer with whom the Company has reached settlements, the resolution of coverage issues with other excess insurance carriers with whom the Company has not yet achieved settlements, and the solvency risk with respect to the Company’s insurance carriers.  Other factors that may affect the future liability include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, legal rulings that may be made by state and federal courts, and the passage of state or federal legislation.  The Company makes the necessary adjustments for the asbestos liability and corresponding insurance recoveries on an annual basis unless facts or circumstances warrant assessment as of an interim date.

Environmental Matters

The Company has been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under U.S. federal “Superfund” or similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. Persons potentially liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although these laws impose joint and several liability on PRPs, in application the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Based on currently available information, the Company was only a small contributor to these waste sites, and the Company has, or is attempting to negotiate, de minimis settlements for their cleanup. The cleanup of the remaining sites is substantially complete and the Company’s future obligations entail a share of the sites’ ongoing operating and maintenance expense. The Company is also addressing four on-site cleanups for which it is the primary responsible party. Three of these cleanup sites are in the operation and maintenance stage and one is in the implementation stage.

Index
The Company has undiscounted accrued liabilities of $7.9 million and $7.6 million as of June 30, 2017 and December 31, 2016, respectively, on its Condensed Consolidated Balance Sheet to the extent costs are known or can be reasonably estimated for its remaining financial obligations for the environmental matters discussed above and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued.  Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.

Note 15. Segment Results

A description of the Company’s three reportable segments, including the specific products manufactured and sold follows below.

In the Industrials segment, the Company designs, manufactures, markets and services a broad range of air compression, vacuum and blower products across a wide array of technologies and applications. Almost every manufacturing and industrial facility, and many service and process industries, use air compression and vacuum products in a variety of applications such as operation of pneumatic air tools, vacuum packaging of food products and aeration of waste water. The Company maintains a leading position in its markets and serves customers globally. The Company offers comprehensive aftermarket parts and an experienced direct and distributor-based service network world-wide to complement all of its products.

In the Energy segment, the Company designs, manufactures, markets and services a diverse range of positive displacement pumps, liquid ring vacuum pumps and compressors, and engineered loading systems and fluid transfer equipment, consumables, and associated aftermarket parts and services. It serves customers in the upstream, midstream, and downstream oil and gas markets, and various other markets including petrochemical processing, power generation, transportation, and general industrial. The Company is one of the largest suppliers in these markets and has long-standing customer relationships. Its positive displacement pumps are used in the oilfield for drilling, hydraulic fracturing, completion and well servicing. Its liquid ring vacuum pumps and compressors are used in many power generation, mining, oil and gas refining and processing, chemical processing and general industrial applications including flare gas and vapor recovery, geothermal gas removal, vacuum de-aeration, enhanced oil recovery, water extraction in mining and paper and chlorine compression in petrochemical operations.  Its engineered loading systems and fluid transfer equipment ensure the safe handling and transfer of crude oil, liquefied natural gas, compressed natural gas, chemicals, and bulk materials.

In the Medical segment, the Company designs, manufactures and markets a broad range of highly specialized gas, liquid and precision syringe pumps and compressors primarily for use in the medical, laboratory and biotechnology end markets.  The Company’s customers are mainly medium and large durable medical equipment suppliers that integrate the Company’s products into their final equipment for use in applications such as oxygen therapy, blood dialysis, patient monitoring, wound treatment, and others.  Further, with the recent acquisitions, the Company has expanded into liquid handling components and systems used in biotechnology applications including clinical analysis instrumentation.  The Company also has a broad range of end use deep vacuum products for laboratory science applications.

The Chief Operating Decision Maker (“CODM”) evaluates the performance of its reportable segments based on, among other measures, Segment Adjusted EBITDA.  Management closely monitors the Segment Adjusted EBITDA of each reportable segment to evaluate past performance and actions required to improve profitability.  Inter-segment sales and transfers are not significant.  Administrative expenses related to the Company’s corporate offices and shared service centers in the United States and Europe, which includes transaction processing, accounting and other business support functions, are allocated to the business segments.  Certain administrative expenses, including senior management compensation, treasury, internal audit, tax compliance, certain information technology, and other corporate functions, are not allocated to the business segments.

Index
The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Loss Before Income Taxes for the three month and six month periods ended June 30, 2017 and 2016:

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2017	2016 (1)	2017	2016 (1)

Revenue
Industrials	$282.8	$280.8	$530.8	$537.9
Energy	239.5	123.5	417.7	248.0
Medical	56.8	57.7	112.3	113.1
Total Revenue	$579.1	$462.0	$1,060.8	$899.0
Segment Adjusted EBITDA
Industrials	$63.4	$54.6	$110.6	$100.6
Energy	62.2	24.5	100.6	48.2
Medical	15.4	13.9	30.1	28.2
Total Segment Adjusted EBITDA	$141.0	$93.0	$241.3	$177.0
Less items to reconcile Segment Adjusted EBITDA to Loss Before Income Taxes:
Corporate expenses not allocated to segments	$8.9	$6.4	$17.1	$13.6
Interest expense	39.5	42.7	85.3	85.8
Depreciation and amortization expense	43.8	42.7	83.5	84.0
Impairment of goodwill and other intangible assets (a)	-	1.5	-	1.5
Sponsor fees and expenses (b)	16.2	1.0	17.3	2.0
Restructuring and related business transformation costs (c)	5.6	18.7	14.2	28.0
Acquisition related expenses and non-cash charges (d)	1.2	0.8	1.9	1.6
Environmental remediation loss reserve (e)	(0.1)	-	0.9	-
Expenses related to initial public offering (f)	3.9	-	6.5	-
Stock-based compensation (g)	156.2	-	156.2	-
Loss on extinguishment of debt (h)	50.4	-	50.4	-
Other adjustments (i)	5.6	(5.8)	6.8	(1.4)
Loss Before Income Taxes:	$(190.2)	$(15.0)	$(198.8)	$(38.1)

(1)
In the fourth quarter of fiscal 2016, the Company modified its methodology for presenting reconciling items from Loss Before Income Taxes.  The reconciling items for the three and six month periods ended June 30, 2016 have been restated to conform to the methodology used in the three and six month periods ended June 30, 2017, and included the following:

(a)	Represents non-cash charges for impairment of goodwill and other intangible assets.

(b)	Represents management fees and expenses paid to KKR, including a monitoring agreement termination fee of $16.2 million paid in the three month period ending June 30, 2017.

Index
(c)	Restructuring and related business transformation costs consist of the following:

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2017	2016	2017	2016

Restructuring charges	$0.4	$10.9	$2.1	$12.3
Severance, sign-on, relocation and executive search costs	0.6	1.8	1.6	7.0
Facility reorganization, relocation and other costs	1.8	2.9	2.9	3.6
Information technology infrastructure transformation	2.0	0.3	2.7	0.4
(Gains) losses on asset and business disposals	(0.5)	-	2.5	-
Consultant and other advisor fees	0.8	2.2	1.2	3.7
Other, net	0.5	0.6	1.2	1.0
Total restructuring and related business transformation costs	$5.6	$18.7	$14.2	$28.0

(d)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs and non-cash charges and credits arising from fair value purchase accounting adjustments.

(e)	Represents estimated environmental remediation costs and losses relating to a former production facility.

(f)	Represents expenses related to the Company’s initial public offering.

(g)
Represents stock-based compensation expense recognized for stock options outstanding ($61.4 million) and DSUs granted to employees at the date of the initial public offering ($94.8 million) under the 2013 Stock Incentive Plan.

(h)	Represents losses on extinguishment of the senior notes and a portion of the U.S. term loan.

(i)
Includes (i) foreign exchange gains and losses, (ii) effects of amortization of prior service costs and amortization of gains in pension and other postretirement benefits (OPEB) expense, (iii) certain legal and compliance costs and (iv) other miscellaneous adjustments.

Note 16. Related Party Transactions

Affiliates of KKR participated as (i) a lender in the Company’s Senior Secured Credit Facilities discussed in Note 8, “Debt,” and (ii) an underwriter in the Company’s initial public offering.  KKR exited their position in the Senior Secured Credit Facilities during 2015 and did not hold a position as of December 31, 2016 and June 30, 2017.

The Company entered into a monitoring agreement, dated July 30, 2013, with KKR pursuant to which KKR will provide management, consulting and financial advisory services to the Company and its divisions, subsidiaries, parent entities and controlled affiliates.  Under the terms of the monitoring agreement the Company is, among other things, obligated to pay KKR (or such affiliate(s) as KKR designates) an aggregate annual management fee in the initial annual amount of $3.5 million, payable in arrears at the end of each fiscal quarter, plus upon request all reasonable out of pocket expenses ($0.0 million of expenses were incurred for the three month and six month periods ended June 30, 2017 and 2016) incurred in connection with the provision of services under the agreement.  The management fee increases at a rate of 5% per year effective on January 1, 2014.  In connection with the Company’s initial public offering, the monitoring agreement was terminated in accordance with its terms and the Company paid a termination fee of $16.2 million during the three month period ended June 30, 2017 which is included in the “Selling and administrative expenses” line of the Condensed Consolidated Statements of Operations.  The Company incurred management fees to KKR of $1.1 million and $2.0 million for the six month periods ended June 30, 2017 and 2016, respectively.

Index
Note 17. Loss Per Share

The computations of basic and diluted loss per share are as follows:

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2017	2016	2017	2016

Net loss	$(146.3)	$(4.1)	$(153.2)	$(14.0)
Less: Net income (loss) attributable to noncontrolling interests	-	(0.2)	0.1	(0.5)
Net Loss Attributable to Gardner Denver Holdings, Inc.	$(146.3)	$(3.9)	$(153.3)	$(13.5)
Average shares outstanding:
Basic	176.9	150.5	162.8	149.6
Diluted	176.9	150.5	162.8	149.6
Loss per share:
Basic	$(0.83)	$(0.03)	$(0.94)	$(0.09)
Diluted	$(0.83)	$(0.03)	$(0.94)	$(0.09)

There were 12.2 million stock options outstanding at June 30, 2017 that were not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive, but that could potentially dilute basic earnings per share in future periods. The DSUs described in Note 9 “Stock-Based Compensation” are considered outstanding shares for the purpose of computing basic earnings per share because they will become issued solely upon the passage of time.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our prospectus dated May 11, 2017 (the “Prospectus”), as filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2017 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, as such risk factors may be updated from time to time in our periodic filings with the SEC.  Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Overview

Our Company

We are a leading global provider of mission-critical flow control and compression equipment and associated aftermarket parts, consumables and services, which we sell across multiple attractive end-markets within the industrial, energy and medical industries. We manufacture one of the broadest and most complete ranges of compressor, pump, vacuum and blower products in our markets, which, combined with our global geographic footprint and application expertise, allows us to provide differentiated product and service offerings to our customers. Our products are sold under a collection of premier, market-leading brands, including Gardner Denver, CompAir, Nash, Emco Wheaton, Robuschi, Elmo Rietschle and Thomas, which we believe are globally recognized in their respective end-markets and known for product quality, reliability, efficiency and superior customer service.

Our Segments

We report our results of operations through three reportable segments: Industrials, Energy and Medical.

Industrials

We design, manufacture, market and service a broad range of air compression, vacuum and blower products, including associated aftermarket parts, consumables and services, across a wide array of technologies and applications for use in diverse end-markets. Compressors are used to increase the pressure of air or gas, vacuum products are used to remove air or gas in order to reduce the pressure below atmospheric levels and blower products are used to produce a high volume of air or gas at low pressure. We sell our Industrials products through an integrated network of direct sales representatives and independent distributors, which is strategically tailored to meet the dynamics of each target geography or end-market.

Energy

We design, manufacture, market and service a diverse range of positive displacement pumps, liquid ring vacuum pumps, compressors and integrated systems, engineered fluid loading and transfer equipment and associated aftermarket parts, consumables and services. The highly engineered products offered by our Energy segment serve customers across upstream, downstream and midstream energy markets, as well as petrochemical processing, transportation and general industrial sectors.

Medical

We design, manufacture and market a broad range of highly specialized gas, liquid and precision syringe pumps and compressors that are specified by medical and laboratory equipment suppliers and integrated into their final equipment for use in applications, such as oxygen therapy, blood dialysis, patient monitoring, laboratory sterilization and wound treatment, among others. We offer a comprehensive product portfolio across a breadth of pump technologies to address the medical and laboratory sciences pump and fluid handling industry, as well as a range of end-use vacuum products for laboratory science applications, and we recently expanded into liquid pumps and automated liquid handling components and systems.

Index
Components of Our Revenue and Expenses

Revenues

We generate revenue from sales of our highly engineered, application-critical products and by providing associated aftermarket parts, consumables and services. We sell our products and deliver aftermarket services both directly to end-users and through independent distribution channels, depending on the product line and geography. Below is a description of our revenues by segment and factors impacting total revenues.

Industrials Revenue

Our Industrials Segment Revenues are generated primarily through sales of air compression, vacuum and blower products to customers in multiple industries and geographies. A significant portion of our sales in the Industrials segment are made to independent distributors. Revenue is recognized when products are shipped or delivered, title and risk of loss are passed to the customer and collection is reasonably assured. Our large installed base of products in our Industrials segment drives demand for recurring aftermarket support services primarily composed of replacement parts sales to our distribution partners and, to a lesser extent, by directly providing replacement parts and repair and maintenance services to end customers. Revenue for services is recognized when services are performed. Historically, our shipments and revenues have peaked during the fourth quarter as our customers seek to fully utilize annual capital spending budgets.

Energy Revenue

Our Energy Segment Revenues are generated primarily through sales of positive displacement pumps, liquid ring vacuum pumps, compressors and integrated systems and engineered fluid loading and transfer equipment and associated aftermarket parts, consumables and services for use primarily in upstream, midstream, downstream and petrochemical end-markets across multiple geographies. Certain contracts with customers in the mid- and downstream and petrochemical markets are higher sales value and often have longer lead times and involve more application specific engineering. Revenue is recognized for these arrangements when the contract is complete or substantially complete, provided all other revenue recognition criteria have been met. The arrangement is considered substantially complete when the Company receives acceptance and remaining tasks are perfunctory or inconsequential and in control of the Company. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined to be probable. As a result, the timing of these contracts can result in significant variation in reported revenue from quarter to quarter. Our large installed base of products in our Energy segment drives demand for recurring aftermarket support services to customers, including replacement parts, consumables and repair and maintenance services. Revenue for services is recognized when services are performed. In response to customer demand for faster access to aftermarket parts and repair services, we expanded our direct aftermarket service locations in our Energy segment, particularly in North American markets driven by upstream energy activity. Energy segment products and aftermarket parts, consumables and services are sold both directly to end customers and through independent distributors, depending on the product category and geography.

Medical Revenue

Our Medical Segment Revenues are generated primarily through sales of highly specialized gas, liquid and precision syringe pumps that are specified by medical and laboratory equipment suppliers for use in medical and laboratory applications. Our products are often subject to extensive collaborative design and specification requirements, as they are generally components specifically designed for, and integrated into, our customers’ products. Revenue is recognized when products are shipped or delivered, title and risk of loss pass to the customer, and collection is reasonably assured. Our Medical segment has no substantive aftermarket revenues.

Expenses

Cost of Sales

Cost of sales includes the costs we incur, including purchased materials, labor and overhead related to manufactured products and aftermarket parts sold during a period. Depreciation related to manufacturing equipment and facilities is included in cost of sales. Purchased materials represent the majority of costs of sales, with steel, aluminum, copper and partially finished castings representing our most significant materials inputs. We have instituted a global sourcing strategy to take advantage of coordinated purchasing opportunities of key materials across our manufacturing plant locations.

Index
Cost of sales for services includes the direct costs we incur, including direct labor, parts and other overhead costs including depreciation of equipment and facilities, to deliver repair, maintenance and other field services to our customers.

Selling and Administrative Expenses

Selling and administrative expenses consist of (i) salaries and other employee-related expenses for our selling and administrative functions and other activities not associated with the manufacture of products or delivery of services to customers; (ii) facility operating expenses for selling and administrative activities, including office rent, maintenance, depreciation and insurance; (iii) marketing and direct costs of selling products and services to customers including internal and external sales commissions; (iv) research and development expenditures; (v) professional and consultant fees; (vi) sponsor fees and expenses; and (vii) other miscellaneous expenses. Certain corporate expenses, including those related to our shared service centers in the United States and Europe, that directly benefit our businesses are allocated to our business segments. Certain corporate administrative expenses, including corporate executive compensation, treasury, certain information technology, internal audit and tax compliance, are not allocated to the business segments.

Amortization of Intangible Assets

Amortization of intangible assets includes the periodic amortization of intangible assets recognized when an affiliate of KKR acquired us on July 30, 2013 and intangible assets recognized in connection with businesses we acquired since July 30, 2013, including customer relationships and trademarks.

Impairment of Goodwill and Other Intangible Assets

Impairment of goodwill and other intangible assets includes non-cash charges we recognized for the impairment of goodwill and other intangible assets.

Other Operating Expense, net

Other operating expense, net includes foreign currency gains and losses, restructuring charges, certain litigation and contract settlement losses, environmental remediation, stock-based compensation expense, and other miscellaneous operating expenses.

Benefit or Provision for Income Taxes

The benefit or provision for income taxes includes U.S. federal, state and local income taxes and all non-U.S. income taxes. We are subject to income tax in approximately 30 jurisdictions outside of the United States. Because we conduct operations on a global basis, our effective tax rate depends, and will continue to depend, on the geographic distribution of our pre-tax earnings among several different taxing jurisdictions. Our effective tax rate can also vary based on changes in the tax rates of the different jurisdictions, the availability of tax credits and non-deductible items.

Items Affecting our Reported Results

General Economic Conditions and Capital Spending in the Industries We Serve

Our financial results closely follow changes in the industries and end-markets we serve. Demand for most of our products depends on the level of new capital investment and planned and unplanned maintenance expenditures by our customers. The level of capital expenditures depends, in turn, on the general economic conditions as well as access to capital at reasonable cost. In particular, demand for our Industrials products generally correlates with the rate of total industrial capacity utilization and the rate of change of industrial production. Capacity utilization rates above 80% have historically indicated a strong demand environment for industrial equipment. In our Energy segment demand for our products are influenced by energy prices and the expectation as to future trends in those prices. Energy prices have historically been cyclical in nature and are affected by a wide range of factors. As energy prices improved from low levels observed in the first half of 2016, we have observed increases in global land rig count, wells and footage drilled as well as drilling and completion capital expenditures to positively impact our results of operations. In our Medical segment we expect demand for our products to be driven by favorable trends, including the growth in healthcare spend and expansion of healthcare systems due to an aging population requiring medical care and increased investment in health solutions and safety infrastructures in emerging economies. Over longer time periods, we believe that demand for all of our products also tends to follow economic growth patterns indicated by the rates of change in the GDP around the world. Our ability to grow and our financial performance will also be affected by our ability to address a variety of challenges and opportunities that are a consequence of our global operations, including efficiently utilizing our global sales, manufacturing and distribution capabilities and engineering innovative new product applications for end-users in a variety of geographic markets.

Index
Foreign Currency Fluctuations

A significant portion of our revenues, approximately 61% for the year ended December 31, 2016, was denominated in currencies other than the U.S. dollar. Because much of our manufacturing facilities and labor force costs are outside the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.

Seasonality

Historically, our shipments and revenues have peaked during the fourth quarter as our customers seek to fully utilize annual capital spending budgets. Also, our EMEA operations generally experience a slowdown during July, August and December holiday seasons. General economic conditions may, however, impact future seasonal variations.

Factors Affecting the Comparability of our Results of Operations

As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Key factors affecting the comparability of our results of operations are summarized below.

Upstream Energy

We sell products and provide services to customers in upstream energy markets, primarily in the United States. For the upstream energy end-market, in our Energy segment we manufacture pumps and associated aftermarket products and services used in drilling, hydraulic fracturing and well service applications, while in our Industrials segment we sell dry bulk frac sand blowers, which are used in hydraulic fracturing operations. We refer to these products and services in the Energy and Industrial segments as “upstream energy.” Our Medical segment is not exposed to the upstream energy industry.

Our exposure to upstream energy production levels, coupled with reduced exploration activity and the deferral of maintenance and growth capital expenditures by upstream energy companies, negatively impacted our financial results in the three and six month periods ended June 30, 2016.

The average daily closing of West Texas Intermediate spot market crude oil prices for the six month period ended June 30, 2017 increased to $49.85 from $39.55 in the same period in 2016. As a result, there has been increased exploration activity and capital expenditures by upstream energy companies. According to Baker Hughes, Inc., the average weekly U.S. land rig count increased to 798 during the six months ended June 30, 2017 from 458 in 2016, and, according to Spears & Associates, Inc., the annual average monthly new wells drilled in the United States increased to 1,883 for the six months ended June 30, 2017 compared to 1,283 in the same period in 2016. We have experienced significant improvement in demand for our upstream energy products and services in the three and six month periods ending June 30, 2017.

Sponsor Management Fees and Expenses

Through the date of our initial public offering, our Sponsor charged an annual management fee, as well as expenses for services provided under a monitoring agreement. As the date of our initial public offering, the monitoring agreement was terminated and a fee was paid of $16.2 million during the three months ended June 30, 2017.

Stock-based Compensation

Under the terms of the 2013 Plan, concurrent with the initial public offering, the Company recognized stock-based compensation expense of approximately $61.4 million related to time-based and performance-based stock options. As of June 30, 2017 there was $16.3 million of unrecognized stock-based compensation expense related to outstanding stock options that will be recognized in future periods. The Company also recognized $94.8 million of compensation expense related to a grant of 5.5 million deferred stock units (“DSU”) to employees at the date of the initial public offering. The Company expects to make stock-based awards to employees and recognize stock-based compensation expenses in future periods.

Index
Outlook

Industrials Segment

The mission-critical nature of our Industrials products across manufacturing processes drives a demand environment and outlook that are highly correlated with global and regional industrial production, capacity utilization and long-term GDP growth. In the United States and Europe, we are poised to continue benefiting from expected growth in real GDP, along with an expected rebound in industrial production activity in 2017 and 2018. In APAC, despite the recent deceleration, GDP growth remains robust.

Energy Segment

Our Energy segment has a diverse range of equipment and associated aftermarket parts, consumables and services for a number of market sectors with energy exposure, spanning upstream, midstream, downstream and petrochemical applications. Demand for certain of our Energy products has historically corresponded to the supply and demand dynamics related to oil and natural gas products, and has been influenced by oil and natural gas prices, rig count, drilling activity, the level and intensity of hydraulic fracturing activity and other economic factors. These factors have caused the level of demand for certain of our Energy products to change at times (both positively and negatively) and we expect these trends to continue in the future.

An increased number of drilling rigs have reentered the market as crude oil prices have improved from low points observed during the first half of 2016. We believe we are well positioned to benefit from the expected growth in drilling rigs and improvements in crude oil prices. In addition, secular industry trends that are driving increased demand of newer, fit-for-purpose equipment with innovations that increase productivity and are increasing the frequency of replacement, refurbishment and upgrade cycles of pumping equipment and associated consumable products used in drilling and hydraulic fracturing activity.

Our midstream and downstream products provide relatively stable demand with attractive, long-term growth trends related to an expected increase in the production and transportation of hydrocarbons. Demand for our petrochemical industry products correlates with growth in the development of new petrochemical plants as well as activity levels therein. Advancements in the development of unconventional natural gas resources in North America over the past decade have resulted in the abundant availability of locally-sourced natural gas as feedstock for petrochemical plants in North America, supporting long-term growth.

Medical Segment

We believe that demand for products and services in the Medical space will continue to benefit from attractive secular growth trends in the aging population requiring medical care, emerging economies modernizing and expanding their healthcare systems and increased investment globally in health solutions. In addition, we expect growing demand for higher healthcare efficiency, requiring premium and high performance systems. During 2016, we focused on the development and introduction of new products and applications to access the liquid pump market, leveraging our technology and expertise in gas pumps. As a result, we expect 2017 to be a transition year as we expand into the liquid pump market and diversify our customer base.

How We Assess the Performance of Our Business

We manage operations through the three business segments described above. In addition to our consolidated GAAP financial measures, we review various non-GAAP financial measures, including “Adjusted EBITDA,” “Adjusted Net Income” and “Free Cash Flow.”

We believe Adjusted EBITDA and Adjusted Net Income are helpful supplemental measures to assist us and investors in evaluating our operating results as they exclude certain items whose fluctuation from period to period do not necessarily correspond to changes in the operations of our business. Adjusted EBITDA represents net loss before interest, taxes, depreciation, amortization and certain non-cash, non-recurring and other adjustment items. We believe that the adjustments applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about non-recurring items that we do not expect to continue at the same level in the future. Adjusted Net Income is defined as net loss including interest, depreciation and amortization of non-acquisition related intangible assets and excluding other items used to calculate Adjusted EBITDA and further adjusted for the tax effect of these exclusions.

Index
We use Free Cash Flow to review the liquidity of our operations. We measure Free Cash Flow as cash flows from operating activities less capital expenditures. We believe Free Cash Flow is a useful supplemental financial measure for us and investors in assessing our ability to pursue business opportunities and investments and to service our debt. Free Cash Flow is not a measure of our liquidity under GAAP and should not be considered as an alternative to cash flows from operating activities.

Management and our board of directors regularly use these measures as tools in evaluating our operating and financial performance and in establishing discretionary annual compensation. Such measures are provided in addition to, and should not be considered to be a substitute for, or superior to, the comparable measures under GAAP. In addition, we believe that Adjusted EBITDA, Adjusted Net Income and Free Cash Flow are frequently used by investors and other interested parties in the evaluation of issuers, many of which also present Adjusted EBITDA, Adjusted Net Income and Free Cash Flow when reporting their results in an effort to facilitate an understanding of their operating and financial results and liquidity.

Adjusted EBITDA, Adjusted Net Income and Free Cash Flow should not be considered as alternatives to net loss or any other performance measure derived in accordance with GAAP, or as alternatives to cash flow from operating activities as a measure of our liquidity. Adjusted EBITDA, Adjusted Net Income and Free Cash Flow have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under GAAP.

Included in our discussion of our consolidated and segment results below are changes in revenues and Adjusted EBITDA on a Constant Currency basis. Constant Currency information compares results between periods as if exchange rates had remained constant period over period. We define Constant Currency revenues and Adjusted EBITDA as total revenues and Adjusted EBITDA excluding the impact of foreign exchange rate movements and use it to determine the Constant Currency revenue and Adjusted EBITDA growth on a year-over-year basis. Constant Currency revenues and Adjusted EBITDA are calculated by translating current period revenues and Adjusted EBITDA using corresponding prior period exchange rates. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a Constant Currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with GAAP.  See “Results of Operations—Non-GAAP Financial Measures” below for reconciliation information.

Results of Operations

Consolidated results should be read in conjunction with segment results and the Segment Results note to our unaudited consolidated financial statements included elsewhere in this report, which provides more detailed discussions concerning certain components of our consolidated statements of operations. All intercompany accounts and transactions have been eliminated within the consolidated results.

Index
The following table presents selected consolidated results of operations of our business for the three month and six month periods ended June 30, 2017 and 2016:

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2017	2016	2017	2016
Condensed Consolidated Statement of Operations:
Revenues	$579.1	$462.0	$1,060.8	$899.0
Cost of sales	363.2	290.5	670.3	568.7
Gross profit	215.9	171.5	390.5	330.3
Selling and administrative expenses	125.6	106.4	228.1	209.4
Amortization of intangible assets	30.5	30.5	58.1	60.1
Impairment of other intangible assets	-	1.5	-	1.5
Other operating expense, net	161.4	7.1	169.3	13.7
Operating (Loss) Income	(101.6)	26.0	(65.0)	45.6
Interest expense	39.5	42.7	85.3	85.8
Loss on extinguishment of debt	50.4	-	50.4	-
Other income, net	(1.3)	(1.7)	(1.9)	(2.1)
Loss before income taxes	(190.2)	(15.0)	(198.8)	(38.1)
Benefit for income taxes	(43.9)	(10.9)	(45.6)	(24.1)
Net loss	(146.3)	(4.1)	(153.2)	(14.0)
Less: Net (loss) income attributable to noncontrolling interest	-	(0.2)	0.1	(0.5)
Net loss attributable to Gardner Denver Holdings, Inc.	$(146.3)	$(3.9)	$(153.3)	$(13.5)

Percentage of Revenues:
Gross profit	37.3%	37.1%	36.8%	36.7%
Selling and administrative expenses	21.7%	23.0%	21.5%	23.3%
Operating (Loss) Income	(17.5%)	5.6%	(6.1%)	5.1%
Net loss	(25.3%)	(0.9%)	(14.4%)	(1.6%)
Adjusted EBITDA	22.8%	18.7%	21.1%	18.2%

Other Financial Data:
Adjusted EBITDA(1)	132.1	86.6	224.2	163.4
Adjusted Net Income (1)	43.7	25.9	63.9	43.9
Cash flows - operating activities	22.6	38.3	20.0	69.0
Cash flows - investing activities	(24.1)	(15.3)	(40.6)	(25.8)
Cash flows - financing activities	14.2	(5.0)	0.8	(22.5)
Free Cash Flow (1)	12.2	22.9	(6.8)	43.0

(1)	See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the nearest GAAP measure.

Revenues

Revenues for the three month period ended June 30, 2017 were $579.1 million, an increase of $117.1 million, or 25.3%, compared to $462.0 million for the same three month period in 2016.  The increase in revenues was due primarily to higher revenues from upstream energy exposed markets (23.7% or $109.7 million), higher volume in other markets in our Energy segment as well as in our Industrials segment including acquisitions and net of divestitures (2.3% or $10.4 million), and improved pricing in other markets in our Energy segment as well as in our Industrials and Medical segments (0.9% or $4.2 million), partially offset by the unfavorable impact of foreign currencies (1.4% or $6.4 million), and lower volume including acquisitions in our Medical segment (0.2% or $0.8 million). The percentage of consolidated revenues derived from aftermarket parts and services was 41.7% in the three month period ended June 30, 2017 compared to 33.5% in the same three month period in 2016.

Revenues for the six month period ended June 30, 2017 were $1,060.8 million, an increase of $161.8 million, or 18.0% compared to $899.0 million for the same six month period in 2016.  The increase in revenues was due primarily to higher revenues from upstream energy exposed markets (20.2% or $181.9 million), and improved pricing in our Industrials and Medical segments (1.0% or $8.8 million), partially offset by the unfavorable impact of foreign currencies (1.6% or $14.2 million), lower volume in other markets in our Energy segment as well as in our Industrials segment including acquisitions and net of divestitures and our Medical segment including acquisitions (1.5% or $13.5 million), and lower pricing in other markets in our Energy segment (0.1% or $1.2 million). The percentage of consolidated revenues derived from aftermarket parts and services was 43.1% in the six month period ended June 30, 2017 compared to 33.5% in the same six month period in 2016.

Index
Gross Profit

Gross profit for the three month period ended June 30, 2017 was $215.9 million, an increase of $44.4 million, or 25.9%, compared to $171.5 million for the same three month period in 2016, and as a percentage of revenues was 37.3% for the three month period ended June 30, 2017 and 37.1% for the same three month period in 2016.  The increase reflects higher revenues from upstream energy exposed markets, higher volume in other markets in our Energy segment as well as in our Industrials segment including acquisitions and net of divestitures, and improved pricing in our Industrials and Medical segments, partially offset by the unfavorable impact of foreign currencies, and lower volume including acquisitions and net of divestitures in our Medical segment.

Gross profit for the six month period ended June 30, 2017 was $390.5 million, an increase of $60.2 million, or 18.2% compared to $330.3 million in the same six month period in 2016, and as a percentage of revenues was 36.8% for the six month period ended June 30, 2017 and 36.7% for the same six month period in 2016.  The increase reflects higher revenues from upstream energy exposed markets and improved pricing in our Industrials and Medical segments, partially offset by lower volume in other markets in our Energy segment as well as in our Industrials segment including acquisitions and net of divestitures, and Medical segment including acquisitions, the unfavorable impact of foreign currencies, and lower pricing in other markets in our Energy segment.

Selling and Administrative Expenses

Selling and administrative expenses were $125.6 million for the three month period ended June 30, 2017, an increase of $19.2 million, or 18.0%, compared to $106.4 million for the same three month period in 2016.  Selling and administrative expenses as a percentage of revenues decreased to 21.7% for the three month period ended June 30, 2017 from 23.0% in the same three month period in 2016.  The increase in selling and administrative expenses primarily reflects a sponsor monitoring agreement termination fee, expenses related to our initial public offering, and higher professional and consulting fees, partially offset by lower facilities operating expenses. Excluding sponsor fees and initial public offering expenses, selling and administrative expenses for the three month period ended June 30, 2017 were $105.5 million, an increase of $0.1 million compared to $105.4 million for the same three month period in 2016, and as a percentage of revenues decreased to 18.2% for the three month period ended June 30, 2017 from 22.8% in the same three month period in 2016.

Selling and administrative expenses were $228.1 million for the six month period ended June 30, 2017, an increase of $18.7 million, or 8.9%, compared to $209.4 million for the same six month period in 2016.  Selling and administrative expenses as a percentage of revenues decreased to 21.5% for the six month period ended June 30, 2017 from 23.3% in the same six month period in 2016.  The increase in selling and administrative expenses primarily reflects a sponsor monitoring agreement termination fee, expenses related to our initial public offering, and higher professional and consulting fees, partially offset by lower salaries and other employee-related expenses, and lower facilities operating expenses. Excluding sponsor fees and initial public offering expenses, selling and administrative expenses for the six month period ended June 30, 2017 were $206.9 million, a decrease of $0.5 million compared to $207.4 million for the same six month period in 2016, and as a percentage of revenues decreased to 19.5% for the six month period ended June 30, 2017 from 23.1% in the same six month period in 2016.

Amortization of Intangible Assets

Amortization of intangible assets was $30.5 million for the three month periods ended June 30, 2017, and 2016.

Amortization of intangible assets was $58.1 million for the six month period ended June 30, 2017, a decrease of $2.0 million, compared to $60.1 million in the same six month period in 2016.  The decrease was primarily due to changes in foreign currencies and intangibles which became fully amortized in 2016.

Other Operating Expense, Net

Other operating expense, net for the three month period ended June 30, 2017 was $161.4 million, an increase of $154.3 million, compared to $7.1 million in the same three month period in 2016.  The increase was primarily due to the recognition of stock-based compensation expense for stock options and deferred stock units in connection with our initial public offering ($156.2 million), and an increase in foreign currency losses (gains), net ($10.0 million), partially offset by a decrease in restructuring charges, net ($10.5 million).

Other operating expense, net for the six month period ended June 30, 2017 was $169.3 million, an increase of $155.6 million, compared to $13.7 million in the same six month period in 2016.  The increase was primarily due to the recognition of stock-based compensation expense for stock options and deferred stock units in connection with our initial public offering ($156.2 million), an increase in foreign currency losses (gains), net ($7.7 million), and a charge for environmental remediation expense ($0.9 million) partially offset by a decrease in restructuring charges, net ($10.2 million).

Index
Interest Expense

Interest expense for the three month period ended June 30, 2017 was $39.5 million, a decrease of $3.2 million, compared to $42.7 million in the same three month period in 2016.  The decrease was primarily due to reduced debt as a result of debt payments made with the proceeds from the Company’s initial public offering, partially offset by a higher weighted-average interest rate of approximately 6.5% in 2017 compared to 5.9% in 2016.  The increase in the weighted-average interest rate was primarily due to an increased weighted-average interest rate on the U.S. Term loan and an increased weighted-average interest rate on the interest rate swap contracts.

Interest expense for the six month period ended June 30, 2017 was $85.3 million, a decrease of $0.5 million, compared to $85.8 million in the same six month period in 2016.  The decrease was primarily due to reduced debt as a result of debt payments made with the proceeds from the Company’s initial public offering, partially offset by a higher weighted-average interest rate of approximately 6.5% in 2017 compared to 6.0% in 2016.  The increase in the weighted-average interest rate was primarily due to an increased weighted-average interest rate on the U.S. Term loan and an increased weighted-average interest rate on the interest rate swap contracts.

Other Income, Net

Other income, net was $1.3 million in the three month period ended June 30, 2017 and $1.7 million in the same three month period in 2016, consisting primarily of investment income and realized and unrealized gains and losses on investments.

Other income, net was $1.9 million in the six month period ended June 30, 2017 and $2.1 million in the same six month period in 2016, consisting primarily of investment income and realized and unrealized gains and losses on investments.

Benefit for Income Taxes

The benefit for income taxes was $43.9 million resulting in 23.1% effective income tax benefit rate for the three month period ended June 30, 2017, compared to a benefit for income taxes of $10.9 million resulting in a 72.9% effective income tax benefit rate in the same three month period in 2016.  The increase in the benefit for income taxes and decrease in the effective income tax benefit rate is primarily due to the increase of pre-tax loss in the U.S. when compared to pre-tax income produced in countries with income tax rates lower than the U.S. Statutory rate.

The benefit for income taxes was $45.6 million resulting in a 22.9% effective income tax rate for the six month period ended June 30 2017, compared to a benefit for income taxes of $24.1 million resulting in a 63.4% effective income tax benefit rate in the same six month period in 2016.  The increase in the benefit for income taxes and decrease in the effective income tax benefit rate is primarily due to the increase of pre-tax loss in the U.S. when compared to pre-tax income produced in countries with income tax rates lower than the U.S. Statutory rate.

Net Loss

Net loss was $146.3 million for the three month period ended June 30, 2017 compared to a net loss of $4.1 million in the same three month period in 2016.  The increased net loss was primarily due to lower operating income, primarily due to expenses associated with the initial public offering, and loss on extinguishment of debt in the three month period ended June 30, 2017, partially offset by a higher benefit for income taxes.

Net loss was $153.2 million for the six month period ended June 30, 2017 compared to a net loss of $14.0 million in the same six month period in 2016.  The increased net loss was primarily due to lower operating income, primarily due to expenses associated with the initial public offering, and loss on extinguishment of debt in the six month period ended June 30, 2017, partially offset by a higher benefit for income taxes.

Adjusted EBITDA

Adjusted EBITDA increased $45.5 million to $132.1 million for the three month period ended June 30, 2017 compared to $86.6 million in the same three month period in 2016.  Adjusted EBITDA as a percentage of revenues increased 410 basis points to 22.8% for the three month period ended June 30, 2017 from 18.7% for the same three month period in 2016.  The increase in Adjusted EBITDA was primarily due to higher volume in our Energy segment and Industrials segment including acquisitions ($43.7 million), improved pricing ($4.7 million), and lower selling and administrative expenses ($0.1 million), partially offset by the unfavorable impact of foreign currencies ($1.6 million), lower volume including acquisitions in our Medical segment ($1.0 million) and higher material and other manufacturing costs ($0.4 million).

Index
Adjusted EBITDA increased $60.8 million to $224.2 million for the six month period ended June 30, 2017 compared to $163.4 million in the same six month period in 2016.  Adjusted EBITDA as a percentage of revenues increased 290 basis points to 21.1% for the six month period ended June 30, 2017 from 18.2% for the same six month period in 2016.  The increase in Adjusted EBITDA was primarily due to higher volume in our Energy segment ($57.6 million), improved pricing in our Industrials and Medical segments ($8.8 million), and lower material and other manufacturing costs ($7.7 million), partially offset by lower volume including acquisitions in our Industrials and Medical segments ($4.7 million), the unfavorable impact of foreign currencies ($3.9 million), higher selling and general administrative expenses ($2.1 million), and lower pricing in our Energy segment ($2.6 million).

Adjusted Net Income

Adjusted Net Income increased $17.8 million to $43.7 million for the three month period ended June 30, 2017, compared to $25.9 million in the same three month period in 2016.  The increase was primarily due to increased Adjusted EBITDA, partially offset by an increase in the income tax provision, as adjusted.

Adjusted Net Income increased $20.0 million to $63.9 million for the six month period ended June 30, 2017 compared to $43.9 million in the same six month period in 2016.  The increase was primarily due to increased Adjusted EBITDA, partially offset by an increase in the income tax provision, as adjusted.

Non-GAAP Financial Measures

Set forth below are the reconciliations of Net Loss to Adjusted EBITDA and Adjusted Net Income and Cash Flows from Operating Activities to Free Cash Flow:

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2017	2016	2017	2016
Net Loss (1)	$(146.3)	$(4.1)	$(153.2)	$(14.0)
Plus:
Interest expense	39.5	42.7	85.3	85.8
Benefit for income taxes	(43.9)	(10.9)	(45.6)	(24.1)
Depreciation expense	13.3	12.2	25.4	23.9
Amortization expense (a)	30.5	30.5	58.1	60.1
Impairment of goodwill and other intangible assets (b)	-	1.5	-	1.5
Sponsor fees and expenses (c)	16.2	1.0	17.3	2.0
Restructuring and related business transformation costs (d)	5.6	18.7	14.2	28.0
Acquisition related expenses and non-cash charges (e)	1.2	0.8	1.9	1.6
Environmental remediation loss reserve (f)	(0.1)	-	0.9	-
Expenses related to initial public offering (g)	3.9	-	6.5	-
Stock-based compensation (h)	156.2	-	156.2	-
Loss on extinguishment of debt (i)	50.4	-	50.4	-
Other adjustments (j)	5.6	(5.8)	6.8	(1.4)
Adjusted EBITDA	$132.1	$86.6	$224.2	$163.4
Minus:
Interest expense	39.5	42.7	85.3	85.8
Income tax provision, as adjusted (k)	32.3	3.1	44.5	5.3
Depreciation expense	13.3	12.2	25.4	23.9
Amortization of non-acquisition related intangible assets	3.3	2.7	5.1	4.5
Adjusted Net Income	$43.7	$25.9	$63.9	$43.9
Free Cash Flow
Cash flows - operating activities	22.6	38.3	20.0	69.0
Minus:
Capital expenditures	10.4	15.4	26.8	26.0
Free Cash Flow	$12.2	$22.9	$(6.8)	$43.0

Index
(1)
In the fourth quarter of fiscal year 2016, the Company modified its methodology for presenting reconciling items from Net Loss.  The reconciling items for the three month and six month periods ended June 30, 2016 have been reclassified to conform to the methodology used in the three month and six month periods ended June 30, 2017, and include the following:

(a)
Represents $27.2 million and $27.8 million of amortization of intangible assets arising from the KKR transaction and other acquisitions (customer relationships and trademarks) and $3.3 million and $2.7 million of amortization of non-acquisition related intangible assets, in each case for the three month periods ended June 31, 2017 and 2016, respectively.  Represents $53.0 million and $55.6 million of amortization of intangible assets arising from the KKR transaction and other acquisitions (customer relationships and trademarks) and $5.1 million and $4.5 million of amortization of non-acquisition related intangible assets, in each case for the six month periods ended June 30, 2017 and 2016, respectively.

(b)	Represents non-cash charges for impairment of goodwill and other intangible assets.

(c)	Represents management fees and expenses paid to KKR, including a monitoring agreement termination fee of $16.2 million paid in the three month period ended June 30, 2017.

(d)	Restructuring and related business transformation costs consist of the following:

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2017	2016	2017	2016

Restructuring charges	$0.4	$10.9	$2.1	$12.3
Severance, sign-on, relocation and executive search costs	0.6	1.8	1.6	7.0
Facility reorganization, relocation and other costs	1.8	2.9	2.9	3.6
Information technology infrastructure transformation	2.0	0.3	2.7	0.4
(Gains) losses on asset and business disposals	(0.5)	-	2.5	-
Consultant and other advisor fees	0.8	2.2	1.2	3.7
Other, net	0.5	0.6	1.2	1.0
Total restructuring and related business transformation costs	$5.6	$18.7	$14.2	$28.0

(e)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs and non-cash charges and credits arising from fair value purchase accounting adjustments.

(f)	Represents estimated environmental remediation costs and losses relating to a former production facility.

(g)	Represents expenses related to the Company’s initial public offering.

(h)
Represents stock-based compensation expense recognized for stock options outstanding ($61.4 million) and DSUs granted to employees at the date of the initial public offering ($94.8 million) under the 2013 Stock Incentive Plan.

(i)	Represents loss on extinguishment of the senior notes and a portion of the U.S. term loan.

(j)
Includes (i) foreign exchange gains and losses, (ii) effects of amortization of prior service costs and amortization of gains in pension and other postemployment benefits (OPEB) expense, (iii) certain legal and compliance costs, and (iv) other miscellaneous adjustments.

(k)
Represents the Company’s income tax provision adjusted for the tax effect of pre-tax items excluded from Adjusted Net Income and the removal of the applicable discrete tax items.  The tax effect of pre-tax items excluded from Adjusted Net Income is computed using the statutory tax rate related to the jurisdiction that was impacted by the adjustment after taking into account the impact of permanent differences and valuation allowances.  Discrete tax items include changes in tax laws or rates, changes in uncertain tax positions relating to prior years and changes in valuation allowances.

Index
	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2017	2016	2017	2016
Benefit for income taxes	$(43.9)	$(10.9)	$(45.6)	$(24.1)
Tax impact of pre-tax income adjustments	76.0	12.8	88.8	27.4
Discrete tax items	0.2	1.2	1.3	2.0
Income tax provision, as adjusted	$32.3	$3.1	$44.5	$5.3

Segment Results

We classify our businesses into three segments: Industrials, Energy and Medical.

Our Corporate operations (as described below) are not discussed separately as any results that had a significant impact on operating results are included in the consolidated results discussion above.

We evaluate the performance of our Segments based on Segment Revenues and Segment Adjusted EBITDA.  Segment Adjusted EBITDA is indicative of operational performance and ongoing profitability.  Our management closely monitors Segment Adjusted EBITDA to evaluate past performance and identify actions required to improve profitability.

The Segment measurements provided to and evaluated by the chief operating decision maker are described in Note 15 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Report.

Included in our discussion of our segment results below are changes in Segment Revenues and Segment Adjusted EBITDA on a Constant Currency basis. Constant Currency information compares results between periods as if exchange rates had remained constant period over period. We define Constant Currency as changes in Segment Revenues and Segment Adjusted EBITDA excluding the impact of foreign exchange rate movements. We use these measures to determine the Constant Currency Segment Revenues and Segment Adjusted EBITDA growth on a year-on-year basis. Constant Currency Segment Revenues and Segment Adjusted EBITDA are calculated by translating current period Segment Revenues and Segment Adjusted EBITDA using prior period exchange rates. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with GAAP.

Segment Results for the Three and Six Month Periods Ended June 30, 2017 and 2016

The following tables display Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments and illustrate, on a percentage basis, the impact of foreign currency fluctuations on Segment Revenues and Segment Adjusted EBITDA growth.  Changes in Segment Adjusted EBITDA Margins are shown in basis points (“bps”).

Industrials Segment Results

	For the Three Month Period Ended June 30,		Percent Change	Constant Currency Percent Change
	2017	2016	2017 vs. 2016	2017 vs. 2016
Segment Revenues	$282.8	$280.8	0.7%	2.2%
Segment Adjusted EBITDA	$63.4	$54.6	16.1%	17.9%
Segment Margin	22.4%	19.4%

Segment Revenues for the three month period ended June 30, 2017 were $282.8 million, an increase of $2.0 million, or 0.7%, compared to $280.8 million in the same three month period in 2016.  The increase in Segment Revenues was due to higher pricing (1.3% or $3.6 million), higher volume including acquisitions and net of divestitures (1.0% or $2.6 million), partially offset by the unfavorable impact of foreign currencies (1.5% or $4.2 million).  The percentage of Segment Revenues derived from aftermarket parts and services was 34.6% in the three month period ended June 30, 2017 compared to 33.8% in the same three month period in 2016.

Index
Segment Adjusted EBITDA for the three month period ended June 30, 2017 was $63.4 million, an increase of $8.8 million, or 16.1%, compared to $54.6 million in the same three month period in 2016.  Segment Adjusted EBITDA Margin increased 300 basis points to 22.4% from 19.4% in 2016.  The increase in Segment Adjusted EBITDA was due primarily to lower material and other manufacturing costs ($4.0 million), improved pricing ($3.6 million), lower selling and administrative expenses ($1.5 million), and higher volume including acquisitions ($0.7 million), partially offset by the unfavorable impact of foreign currencies ($1.0 million).

	For the Six Month Period Ended June 30,		Percent Change	Constant Currency Percent Change
	2017	2016	2017 vs. 2016	2017 vs. 2016
Segment Revenues	$530.8	$537.9	(1.3%)	0.4%
Segment Adjusted EBITDA	$110.6	$100.6	9.9%	12.6%
Segment Margin	20.8%	18.7%

Segment Revenues for the six month period ended June 30, 2017 was $530.8 million a decrease of $7.1 million, or 1.3%, compared to $537.9 million in the same six month period in 2016.  The decrease in Segment Revenues was due to the unfavorable impact of foreign currencies (1.8% or $9.6 million), and lower volume including acquisitions and net of divestitures (1.0% or $5.2 million), partially offset by improved pricing (1.4% or $7.7 million)).  The percentage of Segment Revenues derived from aftermarket parts and service was 35.3% in the six month period ended June 30, 2017, compared to 34.7% in the same six month period in 2016.

Segment Adjusted EBITDA for the six month period ended June 30, 2017 was $110.6 million, an increase of $10.0 million, or 9.9%, compared to $100.6 million in the same six month period in 2016.  Segment Adjusted EBITDA Margin increased 210 basis points to 20.8% from 18.7% in 2016.  The increase in Segment Adjusted EBITDA was due primarily to improved pricing ($7.7 million), lower material and manufacturing costs ($7.0 million), and lower selling and administrative expenses ($1.1 million), partially offset by lower volume including acquisitions ($3.1 million), and the unfavorable impact of foreign currencies ($2.7 million).

Energy Segment Results

	For the Three Month Period Ended June 30,		Percent Change	Constant Currency Percent Change
	2017	2016	2017 vs. 2016	2017 vs. 2016
Segment Revenues	$239.5	$123.5	93.9%	95.4%
Segment Adjusted EBITDA	$62.2	$24.5	153.9%	155.6%
Segment Margin	26.0%	19.8%

Segment Revenues for the three month period ended June 30, 2017 were $239.5 million, an increase of $116.0 million, or 93.9%, compared to $123.5 million in the same three month period in 2016.  The increase in Segment Revenues was due to higher revenues from upstream energy exposed markets (88.8% or $109.7 million), higher volume in other markets in our Energy segment (6.2% or $7.7 million), and improved pricing in other markets in our Energy segment (0.1% or $0.1 million), partially offset by the unfavorable impact of foreign currencies (1.2% or $1.5 million).  The percentage of Segment Revenues derived from aftermarket parts and services was 58.1% in the three month period ended June 30, 2017 compared to 48.3% in the same three month period in 2016.

Segment Adjusted EBITDA for the three month period ended June 30, 2017 was $62.2 million, an increase of $37.7 million, or 153.9% compared to $24.5 million in the same three month period in 2016.  Segment Adjusted EBITDA Margin increased 620 basis points to 26.0% from 19.8% in 2016.  The increase in Segment Adjusted EBITDA was due primarily to higher volume ($43.0 million), and improved pricing ($0.5 million), partially offset by higher material and other manufacturing costs ($5.3 million), and the unfavorable impact of foreign currencies ($0.5 million).

	For the Six Month Period Ended June 30,		Percent Change	Constant Currency Percent Change
	2017	2016	2017 vs. 2016	2017 vs. 2016
Segment Revenues	$417.7	$248.0	68.4%	69.8%
Segment Adjusted EBITDA	$100.6	$48.2	108.7%	110.5%
Segment Margin	24.1%	19.4%

Segment Revenues for the six month period ended June 30, 2017 were $417.7 million, an increase of $169.7 million, or 68.4%, compared to $248.0 million in the same six month period in 2016.  The increase in Segment Revenues was due to higher revenues from upstream energy exposed markets (73.4% or $181.9 million), partially offset by lower volume in other markets in our Energy segment (3.2% or $7.9 million), the unfavorable impact of foreign currencies (1.3% or $3.1 million), and lower pricing in other markets in our Energy segment (0.5% or $1.2 million).  The percentage of Segment Revenues derived from aftermarket parts and service was 63.6% in the six month period ended June 30, 2017 compared to 46.3% in the same six month period in 2016.

Index
Segment Adjusted EBITDA for the six month period ended June 30, 2017 was $100.6 million, an increase of $52.4 million, or 108.7%, compared to $48.2 million in the same six month period in 2016.  Segment Adjusted EBITDA Margin increased 470 basis points to 24.1% from 19.4% in 2016.  The increase in Segment Adjusted EBITDA was due primarily to higher volume ($57.6 million), partially offset by lower pricing ($2.6 million), higher material and other manufacturing costs ($0.9 million), the unfavorable impact of foreign currencies ($0.9 million), and higher selling and administrative expenses ($0.8 million).

Medical Segment Results

	For the Three Month Period Ended June 30,		Percent Change	Constant Currency Percent Change
	2017	2016	2017 vs. 2016	2017 vs. 2016
Segment Revenues	$56.8	$57.7	(1.6%)	(0.2%)
Segment Adjusted EBITDA	$15.4	$13.9	10.8%	12.5%
Segment Margin	27.1%	24.1%

Segment Revenues for the three month period ended June 30, 2017 were $56.8 million, an a decrease of $0.9 million, or 1.6%, compared to $57.7 million in the same three month period in 2016.  The decrease in Segment Revenues was due to lower volume including acquisitions (1.4% or $0.8 million), and the unfavorable impact of foreign currencies (1.2% or $0.7 million), partially offset by improved pricing (1.1% or $0.6 million).   The percentage of Segment Revenues derived from aftermarket parts and services was 8.1% in the three month period ended June 30, 2017 compared to 0.0% in the same three month period in 2016.

Segment Adjusted EBITDA for the three month period ended June 30, 2017 was $15.4 million, an increase of $1.5 million, or 10.8%, compared to $13.9 million in the same three month period in 2016.  Segment Adjusted EBITDA Margin increased 300 basis points to 27.1% from 24.1% in 2016.  The increase in Segment Adjusted EBITDA was due primarily to lower selling and administrative expenses ($1.2 million), lower material and other manufacturing costs ($0.9 million), and improved pricing ($0.6 million), partially offset by lower volume including acquisitions ($1.0 million), and the unfavorable impact of foreign currencies ($0.2 million).

	For the Six Month Period Ended June 30,		Percent Change	Constant Currency Percent Change
	2017	2016	2017 vs. 2016	2017 vs. 2016
Segment Revenues	$112.3	$113.1	(0.7%)	0.8%
Segment Adjusted EBITDA	$30.1	$28.2	6.7%	8.8%
Segment Margin	26.8%	24.9%

Segment Revenues for the six month period ended June 30, 2017 were $112.3 million, a decrease of $0.8 million, or 0.7%, compared to $113.1 million in the same six month period in 2016.  The decrease in Segment Revenues was due to the unfavorable impact of foreign currencies (1.3% or $1.5 million), and lower volume including acquisitions (0.3% or $0.4 million), partially offset by improved pricing (0.9% or $1.1 million).  The percentage of Segment Revenues derived from aftermarket parts and service was 4.1% in the six month period ended June 30, 2017 compared to 0.0% in the same six month period in 2016.

Segment Adjusted EBITDA for the six month period ended June 30, 2017 was $30.1 million, an increase of $1.9 million, or 6.7% compared to $28.2 million in the same six month period in 2016.  Segment Adjusted EBITDA Margin increased 190 basis points to 26.8% from 24.9% in 2016.  The increase in Segment Adjusted EBITDA was due primarily to lower selling and administrative expenses ($1.7 million), lower material and other manufacturing costs ($1.2 million), and improved pricing ($1.1 million), partially offset by lower volume including acquisitions ($1.6 million), and the unfavorable impact of foreign currencies ($0.5 million).

Liquidity and Capital Resources

Our operations and strategic objectives require continuing investment. Our resources include cash generated from operations and borrowings under our Revolving Credit Facility and the Receivables Financing Agreement.  At June 30, 2017, the Company had $17.0 million of outstanding letters of credit written against the Revolving Credit Facility and $343.0 million of unused availability.  The Company also had $29.4 million of letters of credit outstanding against the Receivables Financing Agreement and $45.6 million of unused availability.  On June 30, 2017, we entered into the first amendment to the Receivables Financing Agreement which increased the aggregated borrowing capacity by $50.0 million to $125.0 million governed by a borrowing base and also extended the term to June 30, 2020.  The unused availability under the Receivables Financing Agreement does not take into consideration the increase in the aggregated borrowing capacity of $50.0 million, which is not available until July 2017 when the next borrowing base certificate is completed.

Index
See the description of these line-of-credit resources as well as our outstanding debt obligations in Note 8 “Debt” to the Condensed Consolidated Financial Statements.

As of June 30, 2017 and 2016, the Company was in compliance with all of its debt covenants and no event of default had occurred or was ongoing.

Liquidity

We are highly leveraged, with significant scheduled debt maturities during the next five years.  A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$245.7	$255.8
Short-term borrowings and current maturities of long-term debt	5.9	24.5
Long-term debt	1,976.6	2,753.8
Total debt	$1,982.5	$2,778.3

We can increase the borrowing availability under the senior secured credit agreement that we and certain of our subsidiaries entered into with UBS AG, Stamford Branch, as administrative agent, and other agents and lenders party thereto on July 30, 2013, as amended by Amendment No. 1 on March 4, 2016 (the “Senior Secured Credit Facilities”), by up to $250 million in the form of additional commitments under the senior secured revolving credit facility (the “Revolving Credit Facility”) thereunder and/or incremental term loans plus an additional amount so long as we do not exceed a specified senior secured leverage ratio. We can incur additional secured indebtedness under the senior secured term loan facilities under the Senior Secured Credit Facilities if certain specified conditions are met under the credit agreement governing the Senior Secured Credit Facilities. Our liquidity requirements are significant primarily due to debt service requirements. For a complete description of our credit facilities, refer to Note 8 “Debt” in the “Notes to the Condensed Consolidated Financial Statements.”

Our principal sources of liquidity have been existing cash and cash equivalents, cash generated from operations and borrowings under the Senior Secured Credit Facilities. Our principal uses of cash will be to provide working capital, meet debt service requirements, fund capital expenditures and finance strategic plans, including possible acquisitions. We may also seek to finance capital expenditures under capital leases or other debt arrangements that provide liquidity or favorable borrowing terms. We continue to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, we may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings. As market conditions warrant, we and our major equity holders, including KKR and its affiliates, may from time to time, seek to repurchase debt securities that we have issued or loans that we have borrowed, including the notes and borrowings under the Senior Secured Credit Facilities, in privately negotiated or open market transactions, by tender offer or otherwise. Based on our current level of operations and available cash, we believe our cash flow from operations, together with availability under the Revolving Credit Facility and the Receivables Financing Agreement, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements for the foreseeable future. Our business may not generate sufficient cash flows from operations or future borrowings may not be available to us under our Revolving Credit Facility or the Receivables Financing Agreement in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Our ability to do so depends on, among other factors, prevailing economic conditions, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change in control, we could be required to repay or refinance our indebtedness. We may not be able to refinance any of our indebtedness, including the Senior Secured Credit Facilities, on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

Index
The majority of our cash is in jurisdictions outside of the U.S.  However, we believe our U.S. operations will generate sufficient cash flows from operations along with our availability under the Revolving Credit Facility and the Receivables Financing Agreement to satisfy our cash needs in the U.S.  As a result of the KKR transaction and the significant increase in our long-term debt balance as of July 30, 2013, we modified our former assertion concerning the permanent reinvestment of undistributed earnings for non-U.S. subsidiaries in these foreign operations. We intend to repatriate certain foreign earnings for the purpose of servicing our Senior Secured Credit Facilities, which will result in net U.S. tax liabilities as these foreign earnings are distributed.  Accordingly, we recorded a deferred income tax liability in the amount of $77.9 million as of June 30, 2017 associated with the repatriation of certain foreign earnings based upon accumulated earnings of approximately $200.0 million.

Working Capital

	June 30, 2017	December 31, 2016
Net Working Capital:
Current assets	$1,266.5	$1,188.5
Less: Current liabilities	500.7	497.9
Net working capital	$765.8	$690.6

Operating Working Capital:
Accounts receivable	$475.2	$441.6
Plus: Inventories (excluding LIFO)	469.9	428.0
Less: Accounts payable	246.4	214.9
Less: Advance payments on sales contracts	59.1	43.0
Operating working capital	$639.6	$611.7

In the second quarter of 2017, we revised our definition of operating working capital to include accounts receivable, plus inventories excluding LIFO, less accounts payable, less advanced payments on sales contracts. Prior periods have been restated to conform to the current presentation. Net working capital increased $75.2 million to $765.8 million at June 30, 2017 from $690.6 million at December 31, 2016.  Operating working capital increased $27.9 million to $639.6 million at June 30, 2017 from $611.7 million at December 31, 2016 due to higher accounts receivables and inventories partially offset by higher accounts payables and advance payments on sales contracts.  The increase in accounts receivables was primarily due to the difference in the sales mix between the fourth quarter of 2016 and the second quarter of 2017.  A higher portion of revenues in the fourth quarter of 2016 were related to highly engineered solution product contracts with higher advance payments ahead of revenue recognition than in the second quarter of 2016. The increase in inventories was primarily due to higher inventory costs related to projects expected to ship later in the year and additions to inventory in anticipation of increased demand for certain products.  The increase in accounts payables was due to the increase in inventories and timing of vendor disbursements.  The increase in advance payments on sales contracts was due to an increased level of in process engineered to order contracts at the end of the second quarter of 2017 compared to the end of the fourth quarter of 2016.

Cash Flows

	For the Six Month Periods Ended June 30,
	2017	2016
Cash flows - operating activities	$20.0	$69.0
Cash flows - investing activities	(40.6)	(25.8)
Cash flows - financing activities	0.8	(22.5)
Free cash flow (1)	(6.8)	43.0

(1)	See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the nearest GAAP measure.

Index
Operating Activities

Cash provided by operating activities decreased $49.0 million to $20.0 million in the six month period ended June 30, 2017 from $69.0 million in the same six month period in 2016, primarily due to cash provided by operating working capital of $0.5 million in the six month period ended June 30, 2017 compared to cash provided by operating working capital of $18.1 million in the same period in 2016 as well as higher selling and administrative expenses, increased cash paid for interest related to the pay down of debt in 2017, increased cash paid for income taxes, and higher incentive compensation, partially offset by increased gross profits.  Changes in accounts receivable used cash of $16.0 million in the six month period ended June 30, 2017 compared to generating cash of $16.6 million in the same six month period in 2016.  Changes in inventory used cash of $21.4 million in the six month period ended June 30, 2017 compared to using cash of $17.0 million in the same six month period in 2016.  Changes in accounts payable generated cash of $21.8 million in the six month period ended June 30, 2017 compared to generating cash of $4.3 million in the same six month period ended June 30, 2016.  Changes in advance payments on sales contracts generated cash of $16.1 million in the six month period ended June 30, 2017 compared to generating cash of $14.2 million in the same six month period ended June 30, 2016.

Investing Activities

Cash used in investing activities included capital expenditures of $26.8 million and $26.0 million for the six month periods ended June 30, 2017 and 2016, respectively.  We currently expect capital expenditures to total approximately $65.0 million to $70.0 million for the full year in 2017.  Cash paid in business combinations for the six month periods ended June 30, 2017 and 2016 were $18.8 million and $0.0 million, respectively.  Net proceeds from business divestitures and disposals of property, plant and equipment were $5.0 million and $0.2 million for the six month periods ended June 30, 2017 and 2016, respectively.

Financing Activities

Cash provided by financing activities of $0.8 million for the six month period ended June 30, 2017 reflects proceeds from the issuance of common stock, net of share issuance costs of $897.3 million, partially offset by principal payments of long-term borrowings of $859.4 million, a premium paid on the extinguishment of senior notes of $29.7 million, purchases of treasury stock of $2.6 million, purchases of shares from noncontrolling interests of $4.7 million, and the payment of debt issuance costs of $0.3 million.  Cash used in financing activities was $22.5 million for the six month period ended June 30, 2016 and reflects net repayments of long-term borrowings of $12.9 million, purchases of treasury stock of $10.6 million, payments of debt issuance costs of $1.1 million, partially offset by proceeds from the issuance of common stock of $2.9 million.

Free Cash Flow

Free cash flow decreased $49.8 million to a free cash outflow of $6.8 million in the six month period ended June 30, 2017 from a free cash inflow of $43.0 million in the same six month period in 2016.  The decrease in free cash flow was due to decreased cash flows from operating activities of $49.0 million and increased capital expenditures of $0.8 million in the six month period ending June 30, 2017 compare to the same period in 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are materially likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Index
Contractual Obligations

The following table and accompanying disclosures summarize our significant contractual obligations at June 30, 2017, and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due by Period
(dollars in millions) Contractual Cash Obligations	Total	Remainder of 2017	2018-2019	2020-2021	After 2022
Debt	$1,998.4	$2.5	$9.8	$1,985.8	$0.3
Estimated interest payments (1)	390.9	56.3	248.0	86.0	0.6
Capital leases	21.3	1.1	4.3	4.6	11.3
Operating leases	79.5	12.7	35.8	15.9	15.1
Purchase obligations (2)	343.9	307.5	36.4	-	-
Total	$2,834.0	$380.1	$334.3	$2,092.3	$27.3

(1)
Estimated interest payments for variable rate term debt were calculated based on the principal amortization schedules as defined in the Senior Secured Credit Facilities using three month LIBOR interest rate yield curves and the fixed rates on our interest rate swap contracts.  No borrowings or outstanding balances on the variable rate revolving credit facility are anticipated during the analysis period.

(2)
Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements.  The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated as of June 30, 2017.  For this reason, these amounts will not provide a complete and reliable indicator of our expected future cash outflows.

Critical Accounting Policies and Estimates

Management has evaluated the accounting policies used in the preparation of the Company’s condensed consolidated financial statements and related notes and believe those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Prospectus, in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis” and in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.”  There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Prospectus.

Environmental Matters

Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 18 of the Consolidated Financial Statements in our Prospectus for the fiscal year ended December 31, 2016.  We believe that at June 30, 2017, there have been no material change to this information.

Recent Accounting Pronouncements

The information set forth in Note 1 “Condensed Consolidated Financial Statements” to our Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements” under the heading “Recently Issued Accounting Pronouncements” is incorporated herein by reference.

Index
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk as a result of our variable-rate borrowings. We manage our exposure to interest rate risk by maintaining a mixture of fixed and variable debt, and from time to time, use pay-fixed interest rate swaps as cash flow hedges of our variable rate debt in order to adjust the relative fixed and variable portions.

In addition, we are exposed to foreign currency risks that arise from our global business operations. Changes in foreign currency exchange rates affect the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a subsidiary’s functional currency. While future changes in foreign currency exchange rates are difficult to predict, our revenues and earnings may be adversely affected if the U.S. dollar further strengthens.

We seek to minimize our exposure to foreign currency risks through a combination of normal operating activities, including by conducting our international business operations primarily in their functional currencies to match expenses with revenues and the use of foreign currency forward exchange contracts and net investment cross-currency interest rate swaps. In addition, to mitigate the risk arising from entering into transactions in currencies other than our functional currencies, we typically settle intercompany trading balances monthly.

As of June 30, 2017, there have been no material changes to our market risk assessment previously disclosed in the Prospectus.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting: There has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 14 “Contingencies” to our Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” is incorporated herein by reference.

Item 1A.	Risk Factors

As of June 30, 2017, there have been no material changes to our risk factors included in the Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 17, 2017, we completed an initial public offering of our common stock in which we issued and sold 47,495,000 shares of common stock, including 6,195,000 shares of common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The shares sold in the offering were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-216320), which was declared effective by the SEC on May 11, 2017. The common stock is listed on the New York Stock Exchange under the symbol “GDI.” The Company’s shares of common stock were sold at an initial offering price of $20.00 per share, which generated net proceeds of approximately $897.7 million to the Company, after deducting underwriting discounts and commissions of approximately $52.2 million. We estimated that we incurred offering expenses of approximately $4.3 million (exclusive of underwriting discounts and commissions). We used the net proceeds from this offering to redeem all $575.0 million aggregate principal amount of our Senior Notes, including applicable redemption premiums, to repay $276.8 million of borrowings under our U.S. dollar-denominated senior secured term loan facility and to pay related fees and expenses.

Goldman Sachs & Co. LLC, Citigroup Global Markets Inc., KKR Capital Markets LLC and UBS Securities LLC acted as joint bookrunning managers and as representatives of the underwriters in the offering. Piper Jaffray & Co., Deutsche Bank Securities Inc., Robert W. Baird & Co. Incorporated, Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC were also bookrunners in the offering. William Blair & Company, L.L.C., Stifel, Nicolaus & Company, Incorporated, HSBC Securities (USA) Inc., Macquarie Capital (USA) Inc., Credit Agricole Securities (USA) Inc. and Mizuho Securities USA LLC acted as co-managers in the offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Index
Item 6.	Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1
Second Amended and Restated Certificate of Incorporation of Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017 (File no. 001-38095))

3.2	Amended and Restated Bylaws of Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017 (File no. 001-38095))

4.1
Stockholders Agreement, dated as of May 17, 2017, between Gardner Denver Holdings, Inc. and KKR Renaissance Aggregator L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017 (File no. 001-38095))

4.2
Amended and Restated Registration Rights Agreement, dated as of May 17, 2017, among KKR Renaissance Aggregator L.P., KKR Renaissance Aggregator GP LLC, Gardner Denver Holdings, Inc. and each of the other parties thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017 (File no. 001-38095))

10.1
Monitoring Fee Termination Agreement, dated as of May 17, 2017, between Gardner Denver Holdings, Inc. and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017 (File no. 001-38095))

10.2	2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017 (File no. 001-38095))

10.3
First Amendment to the Receivables Financing Agreement, dated as of June 30, 2017 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 3, 2017 (File no. 001-38095))

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2017	GARDNER DENVER HOLDINGS, INC.

	By:	/s/ Mark R. Sweeney
	Name:	Mark R. Sweeney
Vice President and Chief Accounting Officer (Principal Accounting Officer)