Form 10-Q
period 2017-09-30
GARDNER DENVER HOLDINGS, INC.
filed 2017-10-27
CIK 1699150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had outstanding 196,010,861 shares of Common Stock, par value $0.01 per share, as of September 30, 2017.

Index
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

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(Dollars in millions, except per share amounts)

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2017	2016	2017	2016

Revenues	$649.6	$462.6	$1,710.4	$1,361.6
Cost of sales	395.7	298.4	1,066.0	867.1
Gross Profit	253.9	164.2	644.4	494.5
Selling and administrative expenses	111.1	100.9	339.1	310.3
Amortization of intangible assets	29.5	30.7	87.6	90.8
Impairment of other intangible assets	-	-	-	1.5
Other operating expense, net	17.4	12.4	186.7	26.1
Operating Income	95.9	20.2	31.0	65.8
Interest expense	30.1	43.0	115.4	128.7
Loss on extinguishment of debt	34.1	-	84.5	-
Other income, net	(0.7)	(0.7)	(2.6)	(2.6)
Income (Loss) Before Income Taxes	32.4	(22.1)	(166.3)	(60.3)
Provision (benefit) for income taxes	4.4	(9.1)	(41.2)	(33.3)
Net Income (Loss)	28.0	(13.0)	(125.1)	(27.0)
Less: Net (loss) income attributable to noncontrolling interests	-	(0.1)	0.1	(0.6)
Net Income (Loss) Attributable to Gardner Denver Holdings, Inc.	$28.0	$(12.9)	$(125.2)	$(26.4)
Basic earnings (loss) per share	$0.14	$(0.09)	$(0.71)	$(0.18)
Diluted earnings (loss) per share	$0.13	$(0.09)	$(0.71)	$(0.18)

See Notes to Condensed Consolidated Financial Statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in millions)

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2017	2016	2017	2016
Comprehensive Income (Loss) Attributable to Gardner Denver Holdings, Inc.
Net income (loss) attributable to Gardner Denver Holdings, Inc.	$28.0	$(12.9)	$(125.2)	$(26.4)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	41.5	(29.4)	131.4	12.8
Foreign currency (losses) gains, net	(14.8)	8.1	(44.3)	(10.8)
Unrecognized gains (losses) on cash flow hedges, net	4.0	(2.8)	5.5	(13.5)
Pension and other postretirement prior service cost and gain or loss, net	(0.6)	5.2	(1.9)	6.3
Total other comprehensive income (loss), net of tax	30.1	(18.9)	90.7	(5.2)
Comprehensive income (loss) attributable to Gardner Denver Holdings, Inc.	$58.1	$(31.8)	$(34.5)	$(31.6)
Comprehensive Income Attributable to Noncontrolling Interests
Net (loss) income attributable to noncontrolling interests	$-	$(0.1)	$0.1	$(0.6)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	-	0.1	-	0.6
Total other comprehensive income, net of tax	-	0.1	-	0.6
Comprehensive income attributable to noncontrolling interests	$-	$-	$0.1	$-
Total Comprehensive Income (Loss)	$58.1	$(31.8)	$(34.4)	$(31.6)

See Notes to Condensed Consolidated Financial Statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except share and per share amounts)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$303.0	$255.8
Accounts receivable, net of allowance for doubtful accounts of $19.4 and $18.7, respectively	531.6	441.6
Inventories	507.6	443.9
Other current assets	61.2	47.2
Total current assets	1,403.4	1,188.5
Property, plant and equipment, net of accumulated depreciation of $188.5 and $146.1, respectively	352.0	358.4
Goodwill	1,216.9	1,154.7
Other intangible assets, net	1,449.7	1,469.9
Deferred tax assets	0.9	1.4
Other assets	129.7	143.1
Total assets	$4,552.6	$4,316.0
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$21.1	$24.5
Accounts payable	263.6	214.9
Accrued liabilities	274.9	258.5
Total current liabilities	559.6	497.9
Long-term debt, less current maturities	2,006.9	2,753.8
Pensions and other postretirement benefits	129.8	122.7
Deferred income taxes	409.2	487.6
Other liabilities	175.3	182.2
Total liabilities	3,280.8	4,044.2
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 198,130,973 and 150,552,360 shares issued at September 30, 2017 and December 31, 2016, respectively	2.0	1.5
Capital in excess of par value	2,264.9	1,222.4
Accumulated deficit	(721.4)	(596.2)
Accumulated other comprehensive loss	(251.7)	(342.4)
Treasury stock at cost; 2,120,112 and 1,897,454 shares at September 30, 2017 and December 31, 2016, respectively	(22.0)	(19.4)
Total Gardner Denver Holdings, Inc. stockholders' equity	1,271.8	265.9
Noncontrolling interests	-	5.9
Total stockholders' equity	1,271.8	271.8
Total liabilities and stockholders' equity	$4,552.6	$4,316.0

See Notes to Condensed Consolidated Financial Statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	For the Nine Month Period Ended September 30, 2017	For the Nine Month Period Ended September 30, 2016

Cash Flows From Operating Activities:
Net loss	$(125.1)	$(27.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	87.6	90.8
Depreciation in cost of sales	33.2	30.5
Depreciation in selling and administrative expenses	6.1	5.6
Impairment of other intangible assets	-	1.5
Stock-based compensation expense	166.0	-
Foreign currency transaction losses (gains), net	6.3	(2.6)
Net loss on asset dispositions	2.0	1.6
Loss on extinguishment of debt	84.5	-
Deferred income taxes	(68.1)	(45.8)
Changes in assets and liabilities:
Receivables	(65.9)	18.1
Inventories	(36.4)	(3.8)
Accounts payable	39.8	21.3
Accrued liabilities	(19.8)	3.9
Other assets and liabilities, net	(26.3)	12.7
Net cash provided by operating activities	83.9	106.8
Cash Flows From Investing Activities:
Capital expenditures	(36.4)	(46.3)
Net cash paid in business combinations	(18.8)	(18.8)
Net cash received in business divestitures	-	4.9
Proceeds from the termination of derivatives	6.2	-
Disposals of property, plant and equipment	5.9	0.4
Net cash used in investing activities	(43.1)	(59.8)
Cash Flows From Financing Activities:
Principal payments on long-term debt	(2,872.2)	(20.1)
Premium paid on extinguishment of senior notes	(29.7)	-
Proceeds from long-term debt	2,010.7	1.0
Proceeds from the issuance of common stock, net of share issuance costs	893.3	2.9
Purchase of treasury stock	(2.6)	(12.6)
Purchase of shares from noncontrolling interests	(5.2)	-
Payments of debt issuance costs	(2.9)	(1.1)
Other	0.4	(0.9)
Net cash used in financing activities	(8.2)	(30.8)
Effect of exchange rate changes on cash and cash equivalents	14.6	(2.3)
Net increase in cash and cash equivalents	47.2	13.9
Cash and cash equivalents, beginning of period	255.8	228.3
Cash and cash equivalents, end of period	$303.0	$242.2
Supplemental Cash Flow Information
Cash paid for income taxes	$47.4	$22.7
Cash paid for interest	$118.1	$137.2
Capital expenditures in accounts payable	$3.0	$5.9
Property and equipment acquired under capital leases	$-	$7.7
Expenditures directly related to our initial public offering in accounts payable	$0.2	$-

See Notes to Condensed Consolidated Financial Statements

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in millions)

For the Nine Month Period Ended September 30, 2017

Number of Common Shares Issued (in thousands)
Balance at beginning of period	150,552
Exercise of stock options	84
Common stock issued for initial public offering	47,495
Balance at end of period	198,131
Common Stock
Balance at beginning of period	$1.5
Exercise of stock options	-
Common stock issued for initial public offering	0.5
Balance at end of period	$2.0
Capital in Excess of Par Value
Balance at beginning of period	$1,222.4
Common stock issued for initial public offering, net of underwriting discounts and commissions	897.2
Costs related to initial public offering	(4.6)
Stock-based compensation	147.3
Exercise of stock options	0.2
Purchase of noncontrolling interest	2.4
Balance at end of period	$2,264.9
Accumulated Deficit
Balance at beginning of period	$(596.2)
Net loss attributable to Gardner Denver Holdings, Inc.	(125.2)
Balance at end of period	$(721.4)
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(342.4)
Foreign currency translation adjustments, net	131.4
Foreign currency losses, net	(44.3)
Unrecognized losses on cash flow hedges, net	5.5
Pension and other postretirement prior service cost and gain or loss, net	(1.9)
Balance at end of period	$(251.7)
Treasury Stock
Balance at beginning of period	$(19.4)
Purchases of treasury stock	(2.6)
Balance at end of period	$(22.0)
Total Gardner Denver Holdings, Inc. Stockholders' Equity	$1,271.8
Noncontrolling Interests
Balance at beginning of period	$5.9
Net income attributable to noncontrolling interests	0.1
Transfer of noncontrolling interest AOCI to consolidated AOCI	1.6
Purchase of noncontrolling interest	(7.6)
Balance at end of period	$-
Total Stockholders' Equity	$1,271.8

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

The results of operations for the interim periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.  The balance sheet at December 31, 2016 has been derived from the Company’s audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.

The Company’s initial public offering of shares of common stock was completed in May 2017.  In connection with the offering, the Company sold a total of 47,495,000 shares of common stock for cash consideration of $20.00 per share ($18.90 per share net of underwriting discounts) and received proceeds of $949.9 million.  Expenses for underwriting discounts and commissions related to this offering totaled approximately $52.2 million, resulting in net proceeds of $897.7 million.    Additional expenses directly related to the initial public offering of $4.6 million were incurred and recorded as a reduction to the “Capital in excess of par value” line in the Condensed Consolidated Balance Sheets.  As of September 30, 2017, $4.4 million has been paid from cash on hand and $0.2 million is recorded to the “Accounts payable” line in the Condensed Consolidated Balance Sheets.

After the completion of the initial public offering, affiliates of Kohlberg Kravis Roberts & Co. L.P. continue to control a majority of the voting power of the Company’s common stock.  As a result, the Company is considered a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”).

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).  The amendments in this update will replace most of the existing GAAP revenue recognition guidance.  The core principle of this ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, and changes in judgments. The ASU is effective for public companies beginning in the first quarter of 2018. The ASU allows for full retrospective adoption applied to all periods presented or modified retrospective adoption with the cumulative effect of initially applying the update recognized at the date of initial application. The Company will adopt this ASU using the modified retrospective approach.  The Company has completed an evaluation of its revenue activities against the requirements of the ASU. During the evaluation, the Company identified certain contractual arrangements involving customer specific application engineering in the Energy segment that may, in certain circumstances, meet the criteria for revenue recognition over time under the new standard. Currently, revenue on these arrangements is recognized when the contract is complete or substantially complete, provided all other revenue recognition criteria have been met. The Company is currently in the process of determining the necessary changes to information systems and business processes to effect the changes in the first quarter of 2018.  The Company has not yet determined the impact on reported revenues and earnings related to the adoption of the ASU.

Index
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The amendments in this update will replace most of the existing GAAP lease accounting guidance in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The ASU is effective for public companies beginning in the first quarter of 2019.  The ASU requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  This approach allows a Company to elect to use a number of optional practical expedients.  The Company is currently assessing the impact of this ASU on its consolidated financial statements and evaluating the method of adoption.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This update was intended to improve the presentation of net periodic pension costs and net periodic postretirement benefit costs in the financial statements.  The amendments in this ASU requires the Company to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of operating income.  If a separate line item or items are not used to present the other components of net benefit cost, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.  The amendment allows only the service cost component of net benefit cost to be eligible for capitalization.  The ASU is effective for public companies for the annual and interim reporting periods of 2018.  Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption.  The amendments in this ASU are to be applied retrospectively for presentation in the income statement and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets.  A practical expedient allows the Company to use the amount disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements.  Disclosure must be made if the practical expedient was used.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  This update was intended to improve the financial reporting of hedging relationships to better portray the economic results of the Company’s risk management activities in its financial statements through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.  The amendments in this ASU require the Company to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported.  This allows users of the financial statements to better understand the results and costs of the Company’s hedging program.  The Company is required to apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach.  The presentation and disclosure requirements must be applied prospectively.  The effective date for adoption is for annual and interim periods beginning after December 15, 2018.  This will require adoption in the first quarter of fiscal year 2019.  The Company is currently assessing the impact of this ASU on its consolidated financial statements and evaluating the timing of adoption.

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

Index
Acquisition of the Non-Controlling Interest in Tamrotor Kompressorit Oy

On March 3, 2017, the Company acquired the remaining 49% non-controlling interest of Tamrotor Kompressorit Oy (“Tamrotor”), a distributor of the Company’s Industrials segment air compression products.  The Company acquired the remaining interest in Tamrotor for total cash consideration of $5.2 million, consisting entirely of payments to the former shareholders.  Included in the cash consideration was a holdback of $0.5 million that was paid in the third quarter of 2017.  This transaction resulted in an increase to “Capital in excess of par value” of $2.3 million and an increase to “Accumulated other comprehensive loss” of $1.5 million in the Condensed Consolidated Balance Sheets.

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

As of September 30, 2017, $37.1 million has been charged to expense through “Other operating expense, net” in the Condensed Consolidated Statements of Operations, related to the Industrials restructuring program.

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

As of September 30, 2017, $6.1 million has been charged to expense through “Other operating expense, net” in the Condensed Consolidated Statements of Operations, related to the Energy restructuring program.

The Company expects to incur approximately $6 to $7 million in restructuring charges related to the Energy restructuring program.  The Company expects the Energy restructuring program to conclude in 2017.

Index
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

As of September 30, 2017, $4.2 million has been charged to expense through “Other operating expense, net” in the Condensed Consolidated Statements of Operations, related to the Medical restructuring program.

The Company expects to incur approximately $5 to $6 million in restructuring charges related to the medical restructuring program.  The Company expects the Medical restructuring program to conclude in 2017.

The following table summarizes the activity associated with the Company’s restructuring programs by segment for the nine month periods ended September 30, 2017 and 2016:

	Industrials Program	Energy Program	Medical Program	Total
Balance at December 31, 2016	$11.1	$5.6	$4.2	$20.9
Charged to expense - termination benefits	2.3	(0.3)	(0.1)	1.9
Charged to expense - other	2.1	0.7	0.2	3.0
Payments	(10.7)	(4.2)	(2.4)	(17.3)
Other, net	0.7	-	0.3	1.0
Balance at September 30, 2017	$5.5	$1.8	$2.2	$9.5

	Industrials Program	Energy Program	Medical Program	Total
Balance at December 31, 2015	$2.0	$-	$-	$2.0
Charged to expense - termination benefits	14.7	-	-	14.7
Charged to expense - other	0.7	-	-	0.7
Payments	(8.9)	-	-	(8.9)
Other, net	-	-	-	-
Balance at September 30, 2016	$8.5	$-	$-	$8.5

As of September 30, 2017, restructuring reserves of $9.1 million were included in “Accrued liabilities” and restructuring reserves of $0.4 million were included in “Other liabilities” in the Condensed Consolidated Balance Sheets.  As of December 31, 2016, restructuring reserves of $20.2 million were included in “Accrued liabilities” and restructuring reserves of $0.7 million were included in “Other liabilities” in the Condensed Consolidated Balance Sheets.

Index
Note 4. Inventories

Inventories as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Raw materials, including parts and subassemblies	$347.1	$312.9
Work-in-process	69.2	45.3
Finished goods	75.4	69.8
	491.7	428.0
Excess of LIFO costs over FIFO costs	15.9	15.9
Inventories	$507.6	$443.9

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill attributable to each reportable segment for the nine month period ended September 30, 2017 are presented in the table below:

	Industrials	Energy	Medical	Total
Balance as of December 31, 2016	$515.8	$439.9	$199.0	$1,154.7
Acquisition	7.9	-	-	7.9
Foreign currency translation and other (1)	31.8	16.6	5.9	54.3
Balance as of September 30, 2017	$555.5	$456.5	$204.9	$1,216.9

(1)	During the nine month period ended September 30, 2017, the Company recorded an increase in goodwill of $0.4 million as a result of measurement period adjustments in the Medical segment.

On June 5, 2017, the Company acquired LeROI Compressors which is included in the Industrials segment.  The excess of the purchase price over the estimated fair values of tangible assets, identifiable assets, and assumed liabilities was recorded as goodwill.  As of September 30, 2017, the preliminary purchase price allocation resulted in a total of $7.9 million of goodwill.  The allocation of the purchase price is preliminary and subject to adjustment based on final fair values of the identified assets acquired and liabilities assumed.

At September 30, 2017, goodwill included $563.9 million of accumulated impairment losses within the Energy segment.  There were no goodwill impairment charges recorded during the three month or nine month periods ended September 30, 2017.

Index
Other intangible assets at September 30, 2017 and December 31, 2016 consist of the following:

	September 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists and relationships	$1,216.2	$(442.1)	$1,160.5	$(345.5)
Acquired technology	8.0	(2.8)	7.1	(2.2)
Trademarks	30.2	(9.7)	27.4	(6.9)
Backlog	64.7	(64.7)	60.3	(60.3)
Other	47.6	(21.2)	36.4	(16.4)
Unamortized intangible assets:
Trademarks	623.5	-	609.5	-
Total other intangible assets	$1,990.2	$(540.5)	$1,901.2	$(431.3)

Amortization of intangible assets for the three and nine month periods ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Intangible asset amortization expense	$29.5	$30.7	$87.6	$90.8

Amortization of intangible assets is anticipated to be approximately $116.9 million annually in 2018 through 2022 based upon exchange rates as of September 30, 2017.

Note 6. Accrued Liabilities

Accrued liabilities as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016

Salaries, wages and related fringe benefits	$83.0	$56.5
Restructuring	9.1	20.2
Taxes	43.1	37.1
Advance payments on sales contracts	55.5	43.0
Product warranty	23.6	21.7
Accrued interest	0.5	15.5
Other	60.1	64.5
Total accrued liabilities	$274.9	$258.5

Index
A reconciliation of the changes in the accrued product warranty liability for the three and nine month periods ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Balance at beginning of period	$21.7	$24.2	$21.7	$27.6
Product warranty accruals	6.7	3.6	17.8	12.2
Settlements	(5.0)	(5.5)	(17.1)	(17.2)
Charged to other accounts (1)	0.2	(0.5)	1.2	(0.8)
Balance at end of period	$23.6	$21.8	$23.6	$21.8

(1)
Includes primarily the effects of foreign currency translation adjustments for the Company’s subsidiaries with functional currencies other than the USD, and changes in the accrual related to acquisitions.

Note 7. Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and nine month periods ended September 30, 2017 and 2016:

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017

Service cost	$-	$-	$0.5	$1.4	$-	$-
Interest cost	0.6	1.7	2.0	5.8	-	0.1
Expected return on plan assets	(1.1)	(3.3)	(2.7)	(7.7)	-	-
Recognition of:
Unrecognized prior service cost	-	-	-	-	-	-
Unrecognized net actuarial loss	-	-	1.3	3.7	-	-
	$(0.5)	$(1.6)	$1.1	$3.2	$-	$0.1

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016

Service cost	$-	$-	$0.4	$1.3	$-	$-
Interest cost	0.6	2.0	2.3	7.3	-	0.1
Expected return on plan assets	(1.1)	(3.4)	(2.8)	(9.0)	-	-
Recognition of:
Unrecognized prior service cost	-	-	-	-	-	-
Unrecognized net actuarial loss	-	-	0.7	2.3	-	-
	$(0.5)	$(1.4)	$0.6	$1.9	$-	$0.1

Index
Note 8. Debt

The Company’s debt at September 30, 2017 and December 31, 2016 is summarized as follows:

	September 30, 2017	December 31, 2016

Short-term borrowings	$-	$-
Long-term debt:
Revolving credit facility, due 2020	$-	$-
Receivables financing agreement, due 2020	-	-
Term loan denominated in U.S. dollars, due 2020 (1) (3)	-	1,833.2
Term loan denominated in Euros, due 2020 (2) (4)	-	405.5
Term loan denominated in U.S. dollars, due 2024 (5)	1,285.5	-
Term loan denominated in Euros, due 2024 (6)	726.4	-
Senior notes, due 2021 (7)	-	575.0
Second mortgages (8)	1.9	1.9
Capitalized leases and other long-term debt	19.3	21.6
Unamortized debt issuance costs	(5.1)	(58.9)
Total long-term debt, net, including current maturities	2,028.0	2,778.3
Current maturities of long-term debt	21.1	24.5
Total long-term debt, net	$2,006.9	$2,753.8

(1)	This amount is shown net of unamortized discounts of $5.0 million as of December 31, 2016.

(2)	This amount is shown net of unamortized discounts of $1.4 million as of December 31, 2016.

(3)	The weighted-average interest rate was 4.56% for the period from January 1, 2017 through August 17, 2017.

(4)	The weighted-average interest rate was 4.75% for the period from January 1, 2017 through August 17, 2017.

(5)	At September 30, 2017, the applicable interest rate was 4.08% and the weighted-average rate was 4.01% for the period from August 17, 2017 through September 30, 2017.

(6)	At September 30, 2017, the applicable interest rate was 3.00% and the weighted-average rate was 3.00% for the period from August 17, 2017 through September 30, 2017.

(7)
This amount consists of the $575.0 million aggregate principal 6.875% senior notes due 2021 that were entered into in connection with the KKR transaction on July 30, 2013.  Interest on the Senior Notes is payable on February 15 and August 15 of each year.  The senior notes were redeemed in May 2017.

(8)	This amount consists of a fixed-rate 4.80% commercial loan with an outstanding balance of €1.6 million at September 30, 2017. This loan is secured by the Company’s facility in Bad Neustadt, Germany.

Index
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

The Senior Secured Credit Facilities entered into on July 30, 2013 provided senior secured financing in the equivalent of approximately $2,825.0 million, consisting of: (i) a senior secured term loan facility (the “Original Dollar Term Loan Facility”) in an aggregate principal amount of $1,900.0 million; (ii) a senior secured term loan facility (the “Original Euro Term Loan Facility,” together with the Dollar Term Loan Facility, the “Term Loan Facilities”) in an aggregate principal amount of €400.0 million; and (iii) a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $400.0 million available to be drawn in U.S. dollars (“USD”), Euros (“EUR”), Great British Pounds (“GBP”) and other reasonably acceptable foreign currencies, subject to certain sublimits for the foreign currencies.

The Company entered into Amendment No. 1 to the Senior Secured Credit Facilities with UBS AG, Stamford Branch, as administrative agent, and the lenders and other parties thereto on March 4, 2016 (“Amendment No.1”) and Amendment No. 2 to the Senior Secured Credit Facilities with UBS AG, Stamford Branch, as administrative agent, and other agents, lenders and parties thereto on August 17, 2017 (“Amendment No. 2”).

Amendment No. 1 reduced the aggregate principal borrowing capacity of the Revolving Credit Facility by $40.0 million to $360.0 million, extended the term of the Revolving Credit Facility to April 30, 2020 with respect to consenting lenders and provided for customary bail-in provisions to address certain European regulatory requirements.

Amendment No. 2 refinanced the Original Dollar Term Loan Facility with a replacement $1,285.5 million senior secured U.S. dollar term loan facility (the ‘‘Dollar Term Loan Facility’’) and the Original Euro Term Loan Facility with a replacement €615.0 million senior secured euro term loan facility (the ‘‘Euro Term Loan Facility’’).  Further the maturity for both term loan facilities was extended to July 30, 2024 and LIBOR Floor was reduced from 1.0% to 0.0%.  The refinance of the Original Dollar Term Loan Facility and Euro Term Loan Facility resulted in the write-offs of unamortized debt issuance costs of $29.4 million and original issue discounts of $4.7 million which were recorded to the “Loss on Debt Extinguishment” line of the Condensed Consolidated Statements of Operations.

On July 30, 2018, the Revolving Credit Facility principal amount will decrease to $269.9 million resulting from the maturity of the tranches of the Revolving Credit Facility which are owned by lenders which elected not to modify the original Revolving Credit Facility maturity date and any amounts then outstanding in excess of $269.9 million will be required to be paid.  Any principal amounts outstanding as of April 30, 2020 will be due at that time and required to be paid in full.

The borrower of the Dollar Term Loan Facility and the Euro Term Loan Facility is Gardner Denver, Inc.  Prior to the Company entering into Amendment No. 1, GD German Holdings II GmbH became an additional borrower and successor in interest to Gardner Denver Holdings GmbH & Co. KG. GD German Holdings II GmbH, GD First (UK) Limited and Gardner Denver, Inc. are the listed borrowers under the Revolving Credit Facility. The Revolving Credit Facility includes borrowing capacity available for letters of credit up to $200.0 million and for borrowings on same-day notice, referred to as swingline loans. At September 30, 2017, the Company had $8.0 million of outstanding letters of credit under the Revolving Credit Facility and unused availability of $352.0 million.

The Senior Secured Credit Facilities provide that the Company will have the right at any time to request incremental term loans and/or revolving commitments in an aggregate principal amount of up to (i) if as of the last day of the most recently ended test period the Consolidated Senior Secured Debt to Consolidated EBITDA Ratio (as defined in the Senior Secured Credit Facilities) is equal to or less than 5.50 to 1.00, $250.0 million plus (ii) voluntary prepayments and voluntary commitment reductions of the Senior Secured Credit Facilities prior to the date of any such incurrence plus (iii) an additional amount if, after giving effect to the incurrence of such additional amount, the Company does not exceed a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio of 4.50 to 1.00. The lenders under the Senior Secured Credit Facilities are not under any obligation to provide any such incremental commitments or loans, and any such addition of, or increase in commitments or loans, will be subject to certain customary conditions.

Index
To the extent that revolving credit loans and swingline loans plus non-cash collateralized letters of credit under the Revolving Credit Facility are outstanding in an amount exceeding $300.0 million, pro forma compliance with a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio of 7.00 to 1.00 is required for borrowings under the Revolving Credit Facility.

Interest Rate and Fees

Borrowings under the Dollar Term Loan Facility, the Euro Term Loan Facility and the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) the greater of LIBOR for the relevant interest period or 0.00% per annum, in each case adjusted for statutory reserve requirements, plus an applicable margin or (b) a base rate (the ‘‘Base Rate’’) equal to the highest of (1) the rate of interest publicly announced by the administrative agent as its prime rate in effect at its principal office in Stamford, Connecticut, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month, adjusted for statutory reserve requirements, plus 1.00%, in each case, plus an applicable margin. The applicable margin for (i) the Dollar Term Loan Facility is 2.75% for LIBOR loans and 1.75% for Base Rate loans, (ii) the Revolving Credit Facility is 3.25% for LIBOR loans and 2.25% for Base Rate loans and (iii) the Euro Term Loan is 3.00% for LIBOR loans.

The applicable margins under the Revolving Credit Facility may decrease based upon our achievement of certain Consolidated Senior Secured Debt to Consolidated EBITDA Ratios. In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay a commitment fee of 0.50% per annum to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The commitment fee rate will be reduced to 0.375% if our Consolidated Senior Secured Debt to Consolidated EBITDA Ratio is less than or equal to 3.0 to 1.0. The Company must also pay customary letter of credit fees.

Prepayments

The Senior Secured Credit Facilities require the Company to prepay outstanding term loans, subject to certain exceptions, with: (i) 50% of annual excess cash flow (as defined in the Senior Secured Credit Facilities) commencing with the fiscal year ended December 31, 2014 (which percentage will be reduced to 25% if the Company’s  Secured Debt to Consolidated EBITDA Ratio (as defined in the Senior Secured Credit Facilities) is less than or equal to 3.50 to 1.00 but greater than 3.00 to 1.00, and which prepayment will not be required if the Secured Debt to Consolidated EBITDA Ratio is less than or equal to 3.00 to 1.00); (ii) 100% of the net cash proceeds of non-ordinary course asset sales or other dispositions of property, subject to reinvestment rights; and (iii) 100% of the net cash proceeds of any incurrence of debt, other than proceeds from debt permitted under the Senior Secured Credit Facilities.

The foregoing mandatory prepayments will be applied to the scheduled installments of principal of the Term Loan Facilities in direct order of maturity.

Subject to the following sentence, the Company may voluntarily repay outstanding loans under the Senior Secured Credit Facilities at any time without premium or penalty, subject to certain customary conditions, including reimbursements of the lenders’ redeployment costs actually incurred in the case of a prepayment of LIBOR borrowings other than on the last day of the relevant interest period. Voluntary prepayments of the Dollar Term Loan Facility and/or the Euro Term Loan Facility prior to the date that is six months after the effective date of Amendment No. 2 in connection with any repricing transaction, the primary purpose of which is to decrease the effective yield of the Dollar Term Loan Facility or the Euro Term Loan Facility, as applicable, will require payment of a 1.00% prepayment premium.

Amortization and Final Maturity

The Dollar Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Dollar Term Loan Facility, with the balance being payable on July 30, 2024. The Euro Term Loan Facility includes repayments in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Euro Term Loan Facility, with the balance being payable on July 30, 2024.

Principal amounts outstanding under the Revolving Credit Facility are due and payable in full at maturity on July 30, 2018, in the case of portions held by non-consenting lenders, and April 30, 2020 with respect to all other borrowings thereunder.

Amendment No. 1 reduced the minimum aggregate principal amount for extension amendments to the facilities from $50.0 million to $35.0 million.

Index
In May 2017, the Company used a portion of the proceeds from the initial public offering to repay $276.8 million principal amount of outstanding borrowings under the Original Dollar Term Loan Facility at par plus accrued and unpaid interest to the date of prepayment of $1.5 million.  The prepayment resulted in the write-off of unamortized debt issuance costs of $4.3 million and unamortized discounts of $0.7 million included in the “Loss on Debt Extinguishment” line of the Condensed Consolidated Statements of Operations.

Guarantee and Security

All obligations of the borrowers under the Senior Secured Credit Facilities are unconditionally guaranteed by the Company and all of its material, wholly-owned U.S. restricted subsidiaries, with customary exceptions including where providing such guarantees are not permitted by law, regulation or contract or would result in adverse tax consequences.

All obligations of the borrowers under the Senior Secured Credit Facilities, and the guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by substantially all of the assets of the borrowers and each guarantor, including but not limited to: (i) a perfected pledge of the capital stock issued by the borrowers and each subsidiary guarantor and (ii) perfected security interests in substantially all other tangible and intangible assets of the borrowers and the guarantors (subject to certain exceptions and exclusions). The obligations of the non-U.S. borrowers are secured by certain assets in jurisdictions outside of the United States.

Certain Covenants and Events of Default

The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional indebtedness and guarantee indebtedness; create or incur liens; engage in mergers or consolidations; sell, transfer or otherwise dispose of assets; create limitations on subsidiary distributions; pay dividends and distributions or repurchase its own capital stock; and make investments, loans or advances, prepayments of junior financings, or other restricted payments. In addition, certain restricted payments constituting dividends or distributions (subject to certain exceptions) are subject to pro forma compliance with a Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Senior Secured Credit Facilities) of 5.00 to 1.00. Investments in unrestricted subsidiaries are permitted up to an aggregate amount that does not exceed the greater of $100.0 million and 25% of Consolidated EBITDA.

The Revolving Credit Facility also requires the Company’s Consolidated Senior Secured Debt to Consolidated EBITDA Ratio to not exceed 7.50 to 1.00 for each fiscal quarter when outstanding revolving credit loans and swingline loans plus non-cash collateralized letters of credit under the Revolving Credit Facility (excluding (i) letters of credit in an aggregate amount not to exceed $80.0 million existing on the date of the closing of the Senior Secured Credit Facilities and any extensions thereof, replacement letters of credit or letters of credit issued in lieu thereof, in each case, to the extent the face amount of such letters of credit is not increased above the face amount of the letter of credit being extended, replaced or substituted and (ii) other non-cash collateralized letters of credit in an aggregate amount not to exceed $25.0 million, provided that the aggregate amount of non-cash collateralized letters of credit outstanding excluded pursuant to this provision shall not exceed $50.0 million) exceed $120.0 million.

The Senior Secured Credit Facilities also contain certain customary affirmative covenants and events of default, including a change of control.

Receivables Financing Agreement

In May 2016, the Company entered into the Receivables Financing Agreement, providing for aggregated borrowing of up to $75.0 million governed by a borrowing base. The Receivables Financing Agreement provides for a lower cost alternative in the issuance of letters of credit with the remaining unused capacity providing additional liquidity.  On June 30, 2017, the Company signed the first amendment of the Receivables Financing Agreement which increased the aggregated borrowing capacity by $50.0 million to $125.0 million governed by a borrowing base and extended the term to June 30, 2020.  The Receivables Financing Agreement terminates on June 30, 2020, unless terminated earlier pursuant to its terms.  As of September 30, 2017, the Company had no outstanding borrowings under the Receivables Financing Agreement and $33.2 million of letters of credit outstanding. At September 30, 2017 there was $82.1 million of capacity available under the Receivables Financing Agreement.

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

Index
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

In May 2017, the Company used a portion of the proceeds from the initial public offering to redeem all $575.0 million aggregate principal amount of the Senior Notes at a price of 105.156% of the principal amount redeemed, equal to $604.6 million, plus accrued and unpaid interest to the date of redemption of $10.2 million.  The redemption of the Senior Notes resulted in the write-off of unamortized debt issuance costs of $15.8 million which was recorded to the “Loss on Debt Extinguishment” line of the Condensed Consolidated Statements of Operations.  The premium paid on the Senior Notes, $29.7 million, is included in the “Loss on Debt Extinguishment” line of the Condensed Consolidated Statements of Operations.

Note 9. Stock-Based Compensation

2013 Stock Incentive Plan

The Company adopted the 2013 Stock Incentive Plan (“2013 Plan”) on October 14, 2013 as amended on April 27, 2015 under which the Company may grant stock-based compensation awards to employees, directors and advisors.  The total number of shares available for grant under the 2013 Plan and reserved for issuance is 20.9 million shares.  All stock options were granted to employees, directors, and advisors with an exercise price equal to the fair value of the Company’s per share common stock.  Following the Company’s initial public offering, the Company may grant stock-based compensation awards pursuant to the 2017 Plan (defined below) and ceased granting new awards pursuant to the 2013 Plan.

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

Under the terms of the 2013 Plan, concurrent with the initial public offering, the Company no longer retains repurchase rights on stock acquired through the exercise of a stock option and the implicit service period was eliminated on outstanding stock options. For the three and nine months ended September 30, 2017, the Company recognized stock-based compensation expense of approximately $7.8 million and $69.2 million, respectively, related to time-based and performance-based stock options included in “Other operating expense, net” in the Condensed Consolidated Statements of Operations. Certain stock awards are expected to be settled in cash (stock appreciation rights “SAR”) and are accounted for as liability awards. At September 30, 2017, a liability of approximately $13.1 million for SARs is included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

Index
As of September 30, 2017 there was $12.9 million of total unrecognized compensation expense related to outstanding stock options.

A summary of the Company’s stock-based award plan activity, including stock options and SARs, for the nine month period ended September 30, 2017 is presented in the following table (underlying shares in thousands):

	Shares	Weighted-Average Exercise Price (per share)
Outstanding at December 31, 2016	13,285	$8.85
Granted	799	$20.00
Settled	(92)	$8.17
Forfeited	(938)	$8.21
Outstanding at September 30, 2017	13,054	$9.52

Vested at September 30, 2017	6,676	$8.73

The following assumptions were used to estimate the fair value of options granted during the nine month period ended September 30, 2017 using the Black-Scholes option-pricing model.

Nine Months Ended September 30, 2017
Assumptions:
Expected life of options (in years)	5.00 - 6.25
Risk-free interest rate	1.94 - 2.12%
Assumed volatility	41.2 - 45.8%
Expected dividend rate	0.00%

Concurrent with the Company’s initial public offering in May of 2017, the Company’s Board authorized the grant of 5.5 million deferred stock units (“DSU”) to all permanent employees that had not previously received stock-based awards under the 2013 Plan. The DSUs vested immediately upon grant, however contain restrictions such that the employee may not sell or otherwise realize the economic benefits of the award until certain dates through April 2019. At the date of the grant, the fair value of a DSU was determined to be $17.20 assuming a share price at the pricing date of the initial public offering of $20.00 and a discount for lack of marketability commensurate with the period of the sale restrictions.  Certain DSU awards are expected to be settled in cash and carried at fair value on the balance sheet date.  In the three and nine month periods ended September 30, 2017, the Company recognized expense for the DSU awards of $2.0 million and $96.8 million, respectively, included in “Other operating expense, net” in the Condensed Consolidated Statements of Operations. A liability of $5.4 million is included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets as of September 30, 2017.

The following assumptions were used to estimate the fair value of DSUs at the time of grant using the Finnerty discount for lack of marketability pricing model:

Nine Months Ended September 30, 2017
Assumptions:
Average length of holding period restrictions (years)	1.42
Assumed volatility	5.15%

2017 Omnibus Incentive Plan

In May 2017, the Company’s Board approved the 2017 Omnibus Incentive Plan (“2017 Plan”). Under the terms of the Plan, the Company’s Board may grant up to 8.6 million stock based and other incentive awards. Any shares of common stock subject to outstanding awards granted under our 2013 Stock Incentive Plan that, after the effective date of the 2017 Plan, expire or are otherwise forfeited or terminated in accordance with their terms are also available for grant under the 2017 Plan.  As of September 30, 2017, no awards have been granted from the 2017 Plan.

Index
Note 10. Accumulated Other Comprehensive (Loss) Income

The Company’s other comprehensive income (loss) consists of (i) unrealized foreign currency net gains and losses on the translation of the assets and liabilities of its foreign operations; (ii) realized and unrealized foreign currency gains and losses on intercompany notes of a long-term nature and certain hedges of net investments in foreign operations, net of income taxes; (iii) unrealized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes; and (iv) pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes.  The before tax income (loss), related income tax effect and accumulated balances are as follows:

	For the Three Months Ended September 30, 2017			For the Nine Months Ended September 30, 2017
	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount

Foreign currency translation adjustments, net	$41.5	$-	$41.5	$131.4	$-	$131.4
Foreign currency (losses) gains, net	(23.5)	8.7	(14.8)	(71.2)	26.9	(44.3)
Unrecognized (losses) gains on cash flow hedges, net	5.5	(1.5)	4.0	8.9	(3.4)	5.5
Pension and other postretirement benefit prior service cost and gain or loss, net	(1.1)	0.5	(0.6)	(3.4)	1.5	(1.9)
Other comprehensive income	$22.4	$7.7	$30.1	$65.7	$25.0	$90.7

	For the Three Months Ended September 30, 2016			For the Nine Months Ended September 30, 2016
	Before-Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount

Foreign currency translation adjustments, net	$(29.4)	$-	(29.4)	$12.8	$-	$12.8
Foreign currency gains (losses), net	11.2	(3.1)	8.1	(18.2)	7.4	(10.8)
Unrecognized gains (losses) on cash flow hedges, net	(4.5)	1.7	(2.8)	(21.7)	8.2	(13.5)
Pension and other postretirement benefit prior service cost and gain or loss, net	6.2	(1.0)	5.2	7.5	(1.2)	6.3
Other comprehensive income (loss)	$(16.5)	$(2.4)	$(18.9)	$(19.6)	$14.4	$(5.2)

Index
Changes in accumulated other comprehensive (loss) income by component for the nine month periods ended September 30, 2017 and 2016 are presented in the following tables (1):

	Cumulative Currency Translation Adjustment	Foreign Currency Gains and (Losses)	Unrealized (Losses) Gains on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total

Balance at December 31, 2016	$(324.2)	$88.6	$(42.2)	$(64.6)	$(342.4)
Other comprehensive income (loss) before reclassifications	131.4	(44.3)	(3.1)	(4.2)	79.8
Amounts reclassified from accumulated other comprehensive (loss) income	-	-	8.6	2.3	10.9
Net current-period other comprehensive income (loss)	131.4	(44.3)	5.5	(1.9)	90.7
Balance at September 30, 2017	$(192.8)	$44.3	$(36.7)	$(66.5)	$(251.7)

	Cumulative Currency Translation Adjustment	Foreign Currency Gains and (Losses)	Unrealized (Losses) Gains on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total

Balance at December 31, 2015	$(248.0)	$75.0	$(41.3)	$(51.3)	$(265.6)
Other comprehensive income (loss) before reclassifications	12.8	(10.8)	(18.5)	4.8	(11.7)
Amounts reclassified from accumulated other comprehensive (loss) income	-	-	5.0	1.5	6.5
Net current-period other comprehensive income (loss)	12.8	(10.8)	(13.5)	6.3	(5.2)
Balance at September 30, 2016	$(235.2)	$64.2	$(54.8)	$(45.0)	$(270.8)

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

Index

Reclassifications out of accumulated other comprehensive (loss) income for the nine month periods ended September 30, 2017 and 2016 are presented in the following table:

Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
Details about Accumulated Other Comprehensive (Loss) Income Components	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016	Affected Line in the Statement Where Net Income is Presented
Loss on cash flow hedges
Interest rate swaps	$13.9	$8.1	Interest expense
	13.9	8.1	Total before tax
	(5.3)	(3.1)	Provision (benefit) for income taxes
	$8.6	$5.0	Net of tax
Amortization of defined benefit pension and other postretirement benefit items	$3.7	$2.4	(1)
	3.7	2.4	Total before tax
	(1.4)	(0.9)	Provision (benefit) for income taxes
	$2.3	$1.5	Net of tax
Total reclassifications for the period	$10.9	$6.5	Net of tax

(1)	These components are included in the computation of net periodic benefit cost. See Note 7 “Pension and Other Postretirement Benefits” for additional details.

Note 11. Hedging Activities and Fair Value Measurements

Hedging Activities

The Company is exposed to certain market risks during the normal course of its business arising from adverse changes in interest rates and foreign currency exchange rates.  The Company selectively uses derivative financial instruments (“derivatives”), including foreign currency forward contracts and interest rate swaps, to manage the risks from fluctuations in foreign currency exchange rates and interest rates, respectively.  The Company does not purchase or hold derivatives for trading or speculative purposes.  Fluctuations in interest rates and foreign currency exchange rates can be volatile, and the Company’s risk management activities do not totally eliminate these risks.  Consequently, these fluctuations could have a significant effect on the Company’s financial results.

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

Index
Derivative Instruments

The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Derivative Classification	Notional Amount (1)	Fair Value (1) Other Current Assets	Fair Value (1) Other Assets	Fair Value (1) Accrued Liabilities	Fair Value (1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash Flow	$1,125.0	$-	$-	$8.0	$49.7
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$97.4	$0.8	$-	$-	$-

	December 31, 2016
	Derivative Classification	Notional Amount (1)	Fair Value (1) Other Current Assets	Fair Value (1) Other Assets	Fair Value (1) Accrued Liabilities	Fair Value (1) Other Liabilities
Derivatives Designated as Hedging Instruments
Cross currency interest rate swap contracts	Net Investment	$200.0	$-	$26.8	$-	$-
Interest rate swap contracts	Cash Flow	$1,125.0	$-	$-	$16.3	$47.2
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$79.0	$0.9	$-	$-	$-
Foreign currency forwards	Fair Value	$42.8	$-	$-	$0.2	$-

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

Gains and losses on derivatives designated as cash flow hedges included in the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine month periods ended September 30, 2017 and 2016, are as presented in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Interest rate swap contracts (1)
Gain (loss) recognized in AOCI on derivatives (effective portion)	$1.4	$0.3	$(4.9)	$(29.8)
Loss reclassified from AOCI into income (effective portion)	(4.1)	(1.7)	(13.9)	(8.1)
(Loss) gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	(2.1)	(0.6)	(2.1)	0.2

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

Index
At September 30, 2017, the Company is the fixed rate payor on 15 interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $1,125.0 million of the Company’s LIBOR-based variable rate borrowings.  These contracts carry fixed rates ranging from 2.9% to 4.4% and have expiration dates ranging from 2017 to 2020.  These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments.  Based on LIBOR-based swap yield curves as of September 30, 2017, the Company expects to reclassify losses of $19.6 million out of AOCI into earnings during the next 12 months.  The Company’s LIBOR-based variable rate borrowings outstanding at September 30, 2017 were $1,285.5 million and €615.0 million.

The Company had four foreign currency forward contracts outstanding as of September 30, 2017 with notional amounts ranging from $2.8 million to $45.8 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates.  The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included in the “Other operating expense, net” line on the face of the Condensed Consolidated Statements of Operations.  The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty.  It is the Company’s practice to recognize the gross amounts in the Condensed Consolidated Balance Sheets.  The amount available to be netted is not material.

The Company’s (losses) gains on derivative instruments not designated as accounting hedges and total net foreign currency (losses) gains for the three and nine month periods ended September 30, 2017 and 2016 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Foreign currency forward contracts (losses) gains	$(1.8)	$1.8	$(6.7)	$14.0
Total net foreign currency (losses) gains	(1.7)	(0.5)	(6.3)	2.6

The Company has a significant investment in consolidated subsidiaries with functional currencies other than the USD, particularly the EUR.  The Company designated its Original Euro Term Loan of approximately €387.0 million as of December 31, 2016 as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies.  The Original Euro Term Loan remained designated as a net investment hedge during 2017 until it was extinguished and replaced on August 17, 2017 by the €615.0 million Euro Term Loan, further described in Note 8 “Debt.”  On August 17, 2017, the Company designated the €615.0 million Euro Term Loan as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies.

In December 2014, the Company entered into two cross currency interest rate swaps each with a USD notional amount of $100 million to further hedge the risk of changes in the USD equivalent value of its net investment in EUR functional currency subsidiaries. The cross currency interest rate swaps were designated as hedges for the three and nine month periods ended September 30, 2016 and for the period from January 1, 2017 until August 16, 2017 when they were terminated for proceeds of $6.2 million.  The proceeds from the termination of the cross currency interest rate swaps are included in the “Proceeds from the termination of derivatives” line in the Condensed Consolidated Statements of Cash Flows.  The recorded AOCI at the termination of the cross currency interest rate swaps will remain in AOCI until there is a substantial liquidation of the Company’s net investment in subsidiaries with EUR functional currencies.

The losses and gains from the change in fair value related to the effective portions of the net investment hedges were recorded through other comprehensive income.

Index
The Company’s gains and (losses), net of income tax, associated with changes in the value of debt and designated cross currency interest rate swaps for the three month and nine month periods ended September 30, 2017 and 2016, and the net balance of such gains and (losses) included in accumulated other comprehensive income for the same periods were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
(Loss) gain, net of income tax, recorded through other comprehensive income	$(13.6)	$(5.1)	$(43.2)	$(11.6)
Balance included in accumulated other comprehensive (loss) income at September 30, 2017 and 2016, respectively			$39.2	$58.1

With the exception of the cash proceeds from the termination of the cross currency interest rate swap contracts described earlier, all cash flows associated with derivatives are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows.

Fair Value Measurements

A financial instrument is defined as cash or cash equivalents, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from another party.  The Company’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivables, trade accounts payables, deferred compensation assets and obligations, derivatives, and debt instruments.  The carrying values of cash and cash equivalents, trade accounts receivables, trade accounts payables, and variable rate debt instruments are a reasonable estimate of their respective fair values.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or more advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities as of the reporting date.

Level 2
Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities as of the reporting date.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017:

	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards (1)	$-	$0.8	$-	$0.8
Trading securities held in deferred compensation plan (2)	5.3	-	-	5.3
Total	$5.3	$0.8	$-	$6.1
Financial Liabilities
Interest rate swaps (3)	$-	$57.7	$-	$57.7
Deferred compensation plan (2)	5.3	-	-	5.3
Total	$5.3	$57.7	$-	$63.0

(1)	Based on calculations that use readily observable market parameters as their basis, such as spot and forward rates.

(2)	Based on the quoted price of publicly traded mutual funds which are classified as trading securities and accounted for using the mark-to-market method.

(3)
Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of September 30, 2017.  The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

Index
Note 12. Income Taxes

The following table summarizes the Company’s provision (benefit) for income taxes and effective income tax rate for the three and nine month periods ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Income (loss) before income taxes	$32.4	$(22.1)	$(166.3)	$(60.3)
Provision (benefit) for income taxes	$4.4	$(9.1)	$(41.2)	$(33.3)
Effective income tax rate	13.6%	41.3%	24.8%	55.2%

For the three month period ended September 30, 2017 when compared to the same three month period of 2016, the increase in the provision for income taxes is primarily due to the increase in the pre-tax income.  The decrease in the effective income tax rate is due to the decrease in the U.S. loss at a higher tax rate combined with an increase in foreign profits at a lower tax rate.

For the nine month period ended September 30, 2017 when compared to the same nine month period of 2016, the decrease in the provision for income taxes is due to the increase of the pre-tax loss.  The significant increase in the loss in the U.S. was caused by one-time expenses associated with the Company’s initial public offering.  This included offering-related expenses, early termination fees related to the pay down of debt, and stock-based compensation expense.  The decrease in the effective income tax rate is primarily due to these expenses being benefited at a lower tax rate.

Note 13. Supplemental Information

The components of “Other operating expense, net” for the three month and nine month periods ended September 30, 2017 and 2016 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Other Operating Expense, Net
Foreign currency losses (gains), net	$1.7	$0.5	$6.3	$(2.6)
Restructuring charges, net (1)	2.8	3.0	4.9	15.4
Environmental remediation expenses (2)	-	-	0.9	-
Stock-based compensation expense (3)	9.8	-	166.0	-
Other, net	3.1	8.9	8.6	13.3
Total other operating expense, net	$17.4	$12.4	$186.7	$26.1

(1)	See Note 3 “Restructuring.”

(2)	Estimated environmental remediation costs recorded on an undiscounted basis for a former production facility.

(3)
Represents stock-based compensation expense recognized for stock options outstanding for the three months and nine months ended September 30, 2017 of $7.8 million and $69.2 million, respectively, and DSUs granted to employees at the date of the initial public offering for the three months and nine months ended September 30, 2017 of $2.0 million and $96.8 million, respectively.  See Note 9 “Stock-Based Compensation”.

Index
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

The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the Products described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, inherent uncertainties of litigation and future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case (discussed below), or other inability to collect from the Company’s historical insurers or indemnitors, could cause a different outcome. While the outcome of legal proceedings is inherently uncertain, based on presently known facts, experience, and circumstances, the Company believes that the amounts accrued on its balance sheet are adequate and that the liabilities arising from the asbestos and silica-related personal injury lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. “Accrued liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheet include a total litigation reserve of $102.8 million and $108.5 million as of September 30, 2017 and December 31, 2016 respectively, with respect to potential liability arising from the Company’s asbestos-related litigation. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity.

The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has also pursued litigation against certain insurers or indemnitors, where necessary.  The Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $97.3 million and $97.3 million as of September 30, 2017 and December 31, 2016 which was included in “Other assets” on the Condensed Consolidated Balance Sheets.

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

Index
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

The Company has undiscounted accrued liabilities of $7.5 million and $7.6 million as of September 30, 2017 and December 31, 2016, respectively, on its Condensed Consolidated Balance Sheet to the extent costs are known or can be reasonably estimated for its remaining financial obligations for the environmental matters discussed above and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued.  Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.

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

Index
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

The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Income (Loss) Before Income Taxes for the three month and nine month periods ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016 (1)	2017	2016 (1)

Revenue
Industrials	$288.2	$265.6	$819.0	$803.6
Energy	301.6	137.9	719.4	385.8
Medical	59.8	59.1	172.0	172.2
Total Revenue	$649.6	$462.6	$1,710.4	$1,361.6
Segment Adjusted EBITDA
Industrials	$63.1	$55.6	$173.7	$156.2
Energy	98.6	22.0	199.2	70.2
Medical	16.8	16.6	46.9	44.7
Total Segment Adjusted EBITDA	$178.5	$94.2	$419.8	$271.1
Less items to reconcile Segment Adjusted EBITDA to
Income (Loss) Before Income Taxes:
Corporate expenses not allocated to segments	$13.8	$5.2	$30.9	$18.8
Interest expense	30.1	43.0	115.4	128.7
Depreciation and amortization expense	43.5	42.9	126.9	126.9
Impairment of goodwill and other intangible assets (a)	-	-	-	1.5
Sponsor fees and expenses (b)	-	1.8	17.3	3.8
Restructuring and related business transformation costs (c)	6.3	18.2	20.5	46.2
Acquisition related expenses and non-cash charges (d)	1.2	1.9	3.1	3.6
Environmental remediation loss reserve (e)	-	-	0.9	-
Expenses related to initial stock offering (f)	0.5	-	3.6	-
Establish public company financial reporting compliance (g)	3.8	0.1	7.2	0.1
Stock-based compensation (h)	9.8	-	166.0	-
Loss on extinguishment of debt (i)	34.1	-	84.5	-
Other adjustments (j)	3.0	3.2	9.8	1.8
Income (Loss) Before Income Taxes:	$32.4	$(22.1)	$(166.3)	$(60.3)

(1)
In the fourth quarter of fiscal 2016, the Company modified its methodology for presenting reconciling items from Income (Loss) Before Income Taxes.  The reconciling items for the three and nine month periods ended September 30, 2016 have been restated to conform to the methodology used in the three and nine month periods ended September 30, 2017, and included the following:

Index
(a)	Represents non-cash charges for impairment of goodwill and other intangible assets.

(b)	Represents management fees and expenses paid to KKR, including a monitoring agreement termination fee of $16.2 million paid in the nine months ended September 30, 2017.

(c)	Restructuring and related business transformation costs consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Restructuring charges	$2.8	$3.0	$4.9	$15.4
Severance, sign-on, relocation and executive search costs	0.6	5.7	2.2	12.7
Facility reorganization, relocation and other costs	1.0	2.9	3.9	6.5
Information technology infrastructure transformation	0.8	0.6	3.4	1.0
(Gains) losses on asset and business disposals	(0.6)	1.7	2.0	1.6
Consultant and other advisor fees	0.5	3.2	1.7	6.9
Other, net	1.2	1.1	2.4	2.1
Total restructuring and related business transformation costs	$6.3	$18.2	$20.5	$46.2

(d)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs and non-cash charges and credits arising from fair value purchase accounting adjustments.

(e)	Represents estimated environmental remediation costs and losses relating to a former production facility.

(f)	Represents expenses related to the Company’s initial stock offering.

(g)
Represents third party expenses to comply with the requirements of Sarbanes-Oxley in 2018 and the accelerated adoption of the new revenue recognition standard (ASC 606 - Revenue from Contracts with Customers) in the first quarter of 2018, one year ahead of the required adoption date for a private company.  These expenses were previously included in ‘Expenses related to initial stock offering’ and prior periods have been restated to conform to current period presentation.

(h)
Represents stock-based compensation expense recognized for stock options outstanding for the three months and nine months ended September 30, 2017 of $7.8 million and $69.2 million, respectively, and DSUs granted to employees at the date of the initial public offering for the three months and nine months ended September 30, 2017 of $2.0 million and $96.8 million, respectively.  See Note 9 “Stock-Based Compensation”.

(i)
Represents losses on extinguishment of debt recognized on the redemption of the senior notes and pay down of a portion of the Original Dollar Term Loan Facility with proceeds from the initial public offering in May 2017($50.4 million) and in connection with the refinancing of the Original Dollar Term Loan Facility and Euro Term Loan Facility in August 2017 ($34.1 million).

(j)
Includes (i) foreign exchange gains and losses, (ii) effects of amortization of prior service costs and amortization of gains in pension and other postretirement benefits (OPEB) expense, (iii) certain legal and compliance costs and (iv) other miscellaneous adjustments.

Index
Note 16. Related Party Transactions

Affiliates of KKR participated as (i) a lender in the Company’s Senior Secured Credit Facilities discussed in Note 8, “Debt,” (ii) an underwriter in the Company’s initial public offering, and (iii) a provider of services for the debt refinancing transaction.  KKR exited its position in the Dollar Term Loan Facility due 2020 during 2015 and did not hold a position in the Dollar Term Loan Facility due 2020 or the Euro Term Loan Facility due 2020 until their extinguishment on August 17, 2017.  KKR held a position in the Euro Term Loan Facility due 2024 of €50.0 million for the period of August 17, 2017 to September 30, 2017.  KKR Capital Markets LLC, an affiliate of our Sponsor, acted as an underwriter in connection with the initial public offering of the Company’s stock and received underwriter discounts and commissions of approximately $8.9 million.  In August 2017, KKR Capital Markets LLC received $1.5 million for services rendered in connection with the debt refinancing transaction.

The Company entered into a monitoring agreement, dated July 30, 2013, with KKR pursuant to which KKR will provide management, consulting and financial advisory services to the Company and its divisions, subsidiaries, parent entities and controlled affiliates.  Under the terms of the monitoring agreement the Company is, among other things, obligated to pay KKR (or such affiliate(s) as KKR designates) an aggregate annual management fee in the initial annual amount of $3.5 million, payable in arrears at the end of each fiscal quarter, plus upon request all reasonable out of pocket expenses ($0.0 million and $0.7 million of expenses were incurred for the three month periods ended September 30, 2017 and 2016 and $0.0 million and $0.7 million of expenses were incurred for the nine month periods ended September 30, 2017 and 2016) incurred in connection with the provision of services under the agreement.  The management fee increases at a rate of 5% per year effective on January 1, 2014.  In connection with the Company’s initial public offering, the monitoring agreement was terminated in accordance with its terms and the Company paid a termination fee of $16.2 million during the nine month period ended September 30, 2017 which is included in the “Selling and administrative expenses” line of the Condensed Consolidated Statements of Operations.  The Company incurred management fees to KKR of $1.1 million and $3.0 million for the nine month periods ended September 30, 2017 and 2016, respectively.

Note 17. Income (Loss) Per Share

The computations of basic and diluted income (loss) per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Net income (loss)	$28.0	$(13.0)	$(125.1)	$(27.0)
Less: Net income (loss) attributable to noncontrolling interests	-	(0.1)	0.1	(0.6)
Net Income (Loss) Attributable to Gardner Denver Holdings, Inc.	$28.0	$(12.9)	$(125.2)	$(26.4)
Income (Loss) per share:
Basic	$0.14	$(0.09)	$(0.71)	$(0.18)
Diluted	$0.13	$(0.09)	$(0.71)	$(0.18)
Average shares outstanding:
Basic	201.3	148.8	175.7	148.8
Dilutive effect of share-based awards	6.8	-	-	-
Diluted	208.1	148.8	175.7	148.8

The DSUs described in Note 9 “Stock-Based Compensation” are considered outstanding shares for the purpose of computing basic earnings per share because they will become issued solely upon the passage of time.

For the nine month period ended September 30, 2017 there were 12.3 million potentially dilutive stock-based awards that were not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive.

For both the three and nine month periods ended September 30, 2016 there were 15.0 million potentially dilutive stock-based awards that were not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive.

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

Energy Revenue

Our Energy Segment Revenues are generated primarily through sales of positive displacement pumps, liquid ring vacuum pumps, compressors and integrated systems and engineered fluid loading and transfer equipment and associated aftermarket parts, consumables and services for use primarily in upstream, midstream, downstream and petrochemical end-markets across multiple geographies. Certain contracts with customers in the mid- and downstream and petrochemical markets are higher sales value and often have longer lead times and involve more application specific engineering. Revenue is recognized for these arrangements when the contract is complete or substantially complete, provided all other revenue recognition criteria have been met. The arrangement is considered substantially complete when the Company receives acceptance and remaining tasks are perfunctory or inconsequential and in control of the Company. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined to be probable. As a result, the timing of these contracts can result in significant variation in reported revenue from quarter to quarter. Our large installed base of products in our Energy segment drives demand for recurring aftermarket support services to customers, including replacement parts, consumables and repair and maintenance services. The mix of aftermarket to original equipment revenue within the Energy segment is impacted by trends in upstream energy activity in North America.  Revenue for services is recognized when services are performed. In response to customer demand for faster access to aftermarket parts and repair services, we expanded our direct aftermarket service locations in our Energy segment, particularly in North American markets driven by upstream energy activity. Energy segment products and aftermarket parts, consumables and services are sold both directly to end customers and through independent distributors, depending on the product category and geography.

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

Items Affecting our Reported Results

General Economic Conditions and Capital Spending in the Industries We Serve

Our financial results closely follow changes in the industries and end-markets we serve. Demand for most of our products depends on the level of new capital investment and planned and unplanned maintenance expenditures by our customers. The level of capital expenditures depends, in turn, on the general economic conditions as well as access to capital at reasonable cost. In particular, demand for our Industrials products generally correlates with the rate of total industrial capacity utilization and the rate of change of industrial production. Capacity utilization rates above 80% have historically indicated a strong demand environment for industrial equipment. In our Energy segment, demand for our products that serve upstream energy end-markets are influenced heavily by energy prices and the expectation as to future trends in those prices. Energy prices have historically been cyclical in nature and are affected by a wide range of factors. As energy prices start improving from low levels observed in the first half of 2016, we have observed increases in drilled but uncompleted wells, global land rig count, wells and footage drilled as well as drilling and completion capital expenditures to positively impact our results of operations. In the midstream and downstream portions of our Energy segment, overall economic growth and industrial production, as well as secular trends, impact demand for our products. In our Medical segment we expect demand for our products to be driven by favorable trends, including the growth in healthcare spend and expansion of healthcare systems due to an aging population requiring medical care and increased investment in health solutions and safety infrastructures in emerging economies. Over longer time periods, we believe that demand for all of our products also tends to follow economic growth patterns indicated by the rates of change in the GDP around the world, as augmented by secular trends in each segment. Our ability to grow and our financial performance will also be affected by our ability to address a variety of challenges and opportunities that are a consequence of our global operations, including efficiently utilizing our global sales, manufacturing and distribution capabilities and engineering innovative new product applications for end-users in a variety of geographic markets.

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

Our exposure to upstream energy production levels, coupled with reduced exploration activity and the deferral of maintenance and growth capital expenditures by upstream energy companies, negatively impacted our financial results in the first half of 2016.

The average daily closing of West Texas Intermediate spot market crude oil prices for the nine month period ended September 30, 2017 increased to $49.30 from $41.35 in the same period in 2016. As a result, there has been increased exploration activity and capital expenditures by upstream energy companies. According to Baker Hughes, Inc., the average weekly U.S. land rig count increased to 841 during the nine month period ended September 30, 2017 from 459 in 2016, and, according to Spears & Associates, Inc., the annual average monthly new wells drilled in the United States increased to 1,944 for the nine month period ended September 30, 2017 compared to 1,244 in the same period in 2016. We have experienced significant improvement in demand for our upstream energy products and services in the three and nine month periods ended September 30, 2017.

Sponsor Management Fees and Expenses

Through the date of our initial public offering, our Sponsor charged an annual management fee, as well as expenses for services provided under a monitoring agreement. As the date of our initial public offering, the monitoring agreement was terminated and a fee was paid of $16.2 million during the nine month period ended September 30, 2017.

Index
Stock-based Compensation

Under the terms of the 2013 Plan, subsequent to the initial public offering, the Company recognized stock-based compensation expense of approximately $69.2 million related to time-based and performance-based stock options. As of September 30, 2017, there was $12.9 million of unrecognized stock-based compensation expense related to outstanding stock options that will be recognized in future periods. The Company also recognized $96.8 million of compensation expense related to a grant of 5.5 million deferred stock units (“DSU”) to employees at the date of the initial public offering. The Company expects to make stock-based awards to employees and recognize stock-based compensation expenses in future periods.

Outlook

Industrials Segment

The mission-critical nature of our Industrials products across manufacturing processes drives a demand environment and outlook that are highly correlated with global and regional industrial production, capacity utilization and long-term GDP growth. In the United States and Europe, we are poised to continue benefiting from expected growth in real GDP, along with an expected rebound in industrial production activity in 2017 and 2018. In APAC, despite the recent deceleration, GDP growth remains robust. In the third quarter of 2017, we had $294.4 million of orders in our Industrials segment, an increase of 14% over the third quarter of 2016, or an 11% increase on a constant currency basis.

Energy Segment

Our Energy segment has a diverse range of equipment and associated aftermarket parts, consumables and services for a number of market sectors with energy exposure, spanning upstream, midstream, downstream and petrochemical applications. Demand for certain of our Energy products has historically corresponded to the supply and demand dynamics related to oil and natural gas products, and has been influenced by oil and natural gas prices, the level and intensity of hydraulic fracturing activity, rig count, drilling activity and other economic factors. These factors have caused the level of demand for certain of our Energy products to change at times (both positively and negatively) and we expect these trends to continue in the future. In the third quarter of 2017, we had $251.1 million of orders in our Energy segment, an increase of 48% over the third quarter of 2016, or a 46% increase on a constant currency basis.

An increased number of drilling rigs have reentered the market as crude oil prices have improved from lowpoints observed during the first half of 2016 and the number of drilled but uncompleted wells has grown 72% from December 2013 to September 2017. We believe we are well positioned to benefit from the expected growth in drilling rigs and improvements in crude oil prices. In addition, secular industry trends that are driving increased demand of newer, fit-for-purpose equipment with innovations that increase productivity and are increasing the frequency of replacement, refurbishment and upgrade cycles of pumping equipment and associated consumable products used in drilling and particularly hydraulic fracturing activity by increasing the intensity of such activities. As a result of our expanded direct aftermarket service locations, particularly within North America, we believe we are well positioned to benefit from both the increasing intensity of hydraulic fracturing activity and the increase in the backlog of drilled but uncompleted wells. We expect both trends to positively impact our hydraulic fracturing and drilling product mix and our aftermarket to original equipment ratio within the Energy segment.

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

Medical Segment

We believe that demand for products and services in the Medical space will continue to benefit from attractive secular growth trends in the aging population requiring medical care, emerging economies modernizing and expanding their healthcare systems and increased investment globally in health solutions. In addition, we expect growing demand for higher healthcare efficiency, requiring premium and high performance systems. During 2016, we focused on the development and introduction of new products and applications to access the liquid pump market, leveraging our technology and expertise in gas pumps. We expect 2017 to be a transition year; while a large customer has elected to dual source its requirements for gas pumps, we are also expanding into the liquid pump market and diversifying our customer base. Revenues for the third quarter of 2017 increased 7% when excluding the impacts of foreign currency and the dual sourcing customer transition. In the third quarter of 2017, we had $61.1 million of orders in our Medical segment, an increase of 19% over the third quarter of 2016, or a 17% increase on a constant currency basis.

Index
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

Index
The following table presents selected consolidated results of operations of our business for the three month and nine month periods ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Condensed Consolidated Statement of Operations:
Revenues	$649.6	$462.6	$1,710.4	$1,361.6
Cost of sales	395.7	298.4	1,066.0	867.1
Gross profit	253.9	164.2	644.4	494.5
Selling and administrative expenses	111.1	100.9	339.1	310.3
Amortization of intangible assets	29.5	30.7	87.6	90.8
Impairment of other intangible assets	-	-	-	1.5
Other operating expense, net	17.4	12.4	186.7	26.1
Operating income	95.9	20.2	31.0	65.8
Interest expense	30.1	43.0	115.4	128.7
Loss on extinguishment of debt	34.1	-	84.5	-
Other income, net	(0.7)	(0.7)	(2.6)	(2.6)
Income (loss) before income taxes	32.4	(22.1)	(166.3)	(60.3)
Provision (benefit) for income taxes	4.4	(9.1)	(41.2)	(33.3)
Net income (loss)	28.0	(13.0)	(125.1)	(27.0)
Less: Net (loss) income attributable to noncontrolling interest	-	(0.1)	0.1	(0.6)
Net income (loss) attributable to Gardner Denver Holdings, Inc.	$28.0	$(12.9)	$(125.2)	$(26.4)

Percentage of Revenues:
Gross profit	39.1%	35.5%	37.7%	36.3%
Selling and administrative expenses	17.1%	21.8%	19.8%	22.8%
Operating income	14.8%	4.4%	1.8%	4.8%
Net income (loss)	4.3%	(2.8%)	(7.3%)	(2.0%)
Adjusted EBITDA	25.4%	19.2%	22.7%	18.5%

Other Financial Data:
Adjusted EBITDA(1)	164.7	89.0	388.9	252.3
Adjusted Net Income (1)	85.2	23.3	149.2	67.2
Cash flows - operating activities	63.9	37.8	83.9	106.8
Cash flows - investing activities	(2.4)	(34.0)	(43.1)	(59.8)
Cash flows - financing activities	(9.1)	(8.3)	(8.2)	(30.8)
Free Cash Flow (1)	54.3	17.5	47.5	60.5

(1)	See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the nearest GAAP measure.

Revenues

Revenues for the three month period ended September 30, 2017 were $649.6 million, an increase of $187.0 million, or 40.4%, compared to $462.6 million for the same three month period in 2016.  The increase in revenues was due primarily to higher revenue from upstream energy exposed markets (27.3% or $126.1 million), higher volume in other markets in our Energy segment as well as in our Industrials segment including acquisitions and net of divestitures (9.9% or $45.6 million), by the favorable impact of foreign currencies (2.5% or $11.4 million), and improved pricing in other markets in our Energy segment as well as in our Industrials and Medical segments (1.1% or $5.0 million), partially offset by lower volume including acquisitions in our Medical segment (0.2% or $1.1 million).  The percentage of consolidated revenues derived from aftermarket parts and services was 40.5% in the three month period ended September 30, 2017 compared to 37.6% in the same three month period in 2016.

Revenues for the nine month period ended September 30, 2017 were $1,710.4 million, an increase of $348.8 million, or 25.6% compared to $1,361.6 million for the same nine month period in 2016.  The increase in revenues was due primarily to higher revenues from upstream energy exposed markets (22.6% or $308.0 million), higher volume in other markets in our Energy segment as well as in our Industrials segment including acquisitions and net of divestitures (2.4% or $32.6 million), and improved pricing (0.9% or $12.6 million), partially offset by the unfavorable impact of foreign currencies (0.2% or $2.9 million), and lower volume including acquisitions in our Medical segment (0.1% or $1.5 million).  The percentage of consolidated revenues derived from aftermarket parts and services was 42.1% in the nine month period ended September 30, 2017 compared to 34.9% in the same nine month period in 2016.

Index
Gross Profit

Gross profit for the three month period ended September 30, 2017 was $253.9 million, an increase of $89.7 million, or 54.6%, compared to $164.2 million for the same three month period in 2016, and as a percentage of revenues was 39.1% for the three month period ended September 30, 2017 and 35.5% for the same three month period in 2016.  The increase reflects higher revenues from upstream energy exposed markets, higher volume in other markets in our Energy segment as well as in our Industrials segment including acquisitions and net of divestitures, improved pricing in our Industrials, Energy and Medical segments, and by favorable impact of foreign currencies, partially offset by lower volume including acquisitions in our Medical segment.

Gross profit for the nine month period ended September 30, 2017 was $644.4 million, an increase of $149.9 million, or 30.3% compared to $494.5 million in the same nine month period in 2016, and as a percentage of revenues was 37.7% for the nine month period ended September 30, 2017 and 36.3% for the same nine month period in 2016. The increase reflects higher revenues from upstream energy exposed markets, higher volume in other markets in our Energy segment as well as in our Industrials segment including acquisitions, improved pricing in our Industrials and Medical segments, partially offset by the unfavorable impact of foreign currencies, lower volume in our Medical segment including acquisitions, and lower pricing in other markets in our Energy segment.

Selling and Administrative Expenses

Selling and administrative expenses were $111.1 million for the three month period ended September 30, 2017, an increase of $10.2 million, or 10.1%, compared to $100.9 million for the same three month period in 2016.  Selling and administrative expenses as a percentage of revenues decreased to 17.1% for the three month period ended September 30, 2017 from 21.8% in the same three month period in 2016.  The increase in selling and administrative expenses primarily reflects higher salary and other employee related costs, and professional and consulting fees, partially offset by a decline in Sponsor fees.

Selling and administrative expenses were $339.1 million for the nine month period ended September 30, 2017, an increase of $28.8 million, or 9.3%, compared to $310.3 million for the same nine month period in 2016.  Selling and administrative expenses as a percentage of revenues decreased to 19.8% for the nine month period ended September 30, 2017 from 22.8% in the same nine month period in 2016.  The increase in selling and administrative expenses primarily reflect a sponsor monitoring termination fee, expenses related to our initial public offering, higher professional and consulting fees, higher salary and other employee costs, partially offset by lower facilities operating expenses.  Excluding Sponsor fees and initial public offering expenses, selling and administrative expenses as a percentage of revenues decreased to 18.6% for the nine month period ended September 30, 2017 from 22.5% in the same nine month period in 2016.

Amortization of Intangible Assets

Amortization of intangible assets was $29.5 million for the three month period ended September 30, 2017 and $30.7 million for the three month period ended September 30, 2016.  The decrease was primarily due to changes in foreign currencies.

Amortization of intangible assets was $87.6 million for the nine month period ended September 30, 2017, a decrease of $3.2 million, compared to $90.8 million in the same nine month period in 2016.  The decrease was primarily due to changes in foreign currencies and intangibles which became fully amortized in 2016.

Other Operating Expense, Net

Other operating expense, net for the three month period ended September 30, 2017 was $17.4 million, an increase of $5.0 million, compared to $12.4 million in the same three month period in 2016.  The increase was primarily due to the recognition of stock-based compensation expense for stock options and deferred stock units ($9.8 million), partially offset by lower employee severance costs ($4.7 million).

Other operating expense, net for the nine month period ended September 30, 2017 was $186.7 million, an increase of $160.6 million, compared to $26.1 million in the same nine month period in 2016.  The increase was primarily due to the recognition of stock-based compensation expense for stock options and deferred stock units ($166.0 million), a portion of which ($156.2 million) was related to our initial public offering, an increase in foreign currency losses (gains), net ($8.9 million), and a charge for environmental remediation expense ($0.9 million) partially offset by a decrease in restructuring charges, net ($10.5 million).

Index
Interest Expense

Interest expense for the three month period ended September 30, 2017 was $30.1 million, a decrease of $12.9 million, compared to $43.0 million in the same three month period in 2016.  The decrease was primarily due to reduced debt as a result of debt payments made with the proceeds from the Company’s initial public offering, and a flat weighted-average interest rate of approximately 6.0% in 2017 and 2016.

Interest expense for the nine month period ended September 30, 2017 was $115.4 million, a decrease of $13.3 million, compared to $128.7 million in the same nine month period in 2016.  The decrease was primarily due to reduced debt as a result of debt payments made with the proceeds from the Company’s initial public offering, partially offset by a higher weighted-average interest rate of approximately 6.2% in 2017 compared to 6.0% in 2016.

Other Income, Net

Other income, net was $0.7 million in the three month period ended September 30, 2017 and 2016, respectively, consisting primarily of investment income and realized and unrealized gains and losses on investments.

Other income, net was $2.6 million in the nine month period ended September 30, 2017 and 2016, respectively, consisting primarily of investment income and realized and unrealized gains and losses on investments.

Provision (Benefit) for Income Taxes

The provision for income taxes was $4.4 million resulting in a 13.6% effective income tax rate for the three month period ended September 30, 2017, compared to a benefit for income taxes of $9.1 million resulting in a 41.3% effective income tax benefit rate in the same three month period in 2016.  The increase in the provision for income taxes is primarily due to the increase in pre-tax income.  The decrease in the effective income tax rate is primarily due to the decrease in the U.S. loss at a higher tax rate combined with an increase in foreign profits at a lower tax rate.

The benefit for income taxes was $41.2 million resulting in a 24.8% effective income benefit tax rate for the nine month period ended September 30, 2017, compared to a benefit for income taxes of $33.3 million resulting in a 55.2% effective income tax benefit rate in the same nine month period in 2016.  The decrease in the provision for income taxes is due to the increase of the pre-tax loss.  The significant loss in the U.S. was caused by one-time expenses associated with the Company’s initial public offering.  This included offering-related expenses, early termination fees relating to the pay down of debt, and stock-based compensation expense.  The decrease in the effective income tax rate is primarily due to these expenses being benefited at a lower tax rate.

Net Income (Loss)

The net income was $28.0 million for the three month period ended September 30, 2017 compared to a net loss of $13.0 million in the same three month period in 2016.  The increase in net income was primarily due to higher operating income on higher revenues, gross profit and lower interest expense, partially offset by stock-based compensation expense and loss on extinguishment of debt.

The net loss was $125.1 million for the nine month period ended September 30, 2017 compared to a net loss of $27.0 million in the same nine month period in 2016.  The increased net loss was primarily due to expenses associated with the initial public offering, stock-based compensation expense, and loss on the extinguishment of debt, partially offset by higher revenues and gross profit.

Adjusted EBITDA

Adjusted EBITDA increased $75.7 million to $164.7 million for the three month period ended September 30, 2017 compared to $89.0 million in the same three month period in 2016.  Adjusted EBITDA as a percentage of revenues increased 620 basis points to 25.4% for the three month period ended September 30, 2017 from 19.2% for the same three month period in 2016.  The increase in Adjusted EBITDA was primarily due to higher volume in our Energy segment and Industrials segment including acquisitions and net of divestitures of  ($80.9 million), improved pricing ($9.8 million), and the favorable impact of foreign currencies ($3.3 million), partially offset by higher selling and administrative costs ($11.3 million), higher material and other manufacturing costs ($5.8 million) and lower volume including acquisitions in our Medical segment ($1.2 million).

Index
Adjusted EBITDA increased $136.6 million to $388.9 million for the nine month period ended September 30, 2017 compared to $252.3 million in the same nine month period in 2016.  Adjusted EBITDA as a percentage of revenues increased 420 basis points to 22.7% for the nine month period ended September 30, 2017 from 18.5% for the same nine month period in 2016.  The increase in Adjusted EBITDA was primarily due to higher volume in our Energy segment and Industrials segment including acquisitions and net of divestitures ($135.1 million), lower material and other manufacturing costs ($2.6 million), and improved pricing ($15.9 million), partially offset by higher selling and administration expenses ($13.7 million), lower volume including acquisitions in our Medical segment ($2.6 million), and the unfavorable impact of foreign currencies ($0.7 million).

Adjusted Net Income

Adjusted Net Income increased $61.9 million to $85.2 million for the three month period ended September 30, 2017, compared to $23.3 million in the same three month period in 2016.  The increase was primarily due to increased Adjusted EBITDA and lower interest expense, partially offset by an increase in the income tax provision, as adjusted.

Adjusted Net Income increased $82.0 million to $149.2 million for the nine month period ended September 30, 2017 compared to $67.2 million in the same nine month period in 2016.  The increase was primarily due to increased Adjusted EBITDA and lower interest expense, partially offset by an increase in the income tax provision, as adjusted.

Non-GAAP Financial Measures

Set forth below are the reconciliations of Net Income (Loss) to Adjusted EBITDA and Adjusted Net Income and Cash Flows from Operating Activities to Free Cash Flow:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income (Loss) (1)	$28.0	$(13.0)	$(125.1)	$(27.0)
Plus:
Interest expense	30.1	43.0	115.4	128.7
Provision (benefit) for income taxes	4.4	(9.1)	(41.2)	(33.3)
Depreciation expense	13.9	12.2	39.3	36.1
Amortization expense (a)	29.5	30.7	87.6	90.8
Impairment of goodwill and other intangible assets (b)	-	-	-	1.5
Sponsor fees and expenses (c)	-	1.8	17.3	3.8
Restructuring and related business transformation costs (d)	6.3	18.2	20.5	46.2
Acquisition related expenses and non-cash charges (e)	1.2	1.9	3.1	3.6
Environmental remediation loss reserve (f)	-	-	0.9	-
Expenses related to initial stock offering (g)	0.5	-	3.6	-
Establish public company financial reporting compliance (h)	3.8	0.1	7.2	0.1
Stock-based compensation (i)	9.8	-	166.0	-
Loss on extinguishment of debt (j)	34.1	-	84.5	-
Other adjustments (k)	3.1	3.2	9.8	1.8
Adjusted EBITDA	$164.7	$89.0	$388.9	$252.3
Minus:
Interest expense	30.1	43.0	115.4	128.7
Income tax provision, as adjusted (l)	33.3	7.4	77.8	12.7
Depreciation expense	13.9	12.2	39.3	36.1
Amortization of non-acquisition related intangible assets	2.2	3.1	7.2	7.6
Adjusted Net Income	$85.2	$23.3	$149.2	$67.2
Free Cash Flow
Cash flows - operating activities	63.9	37.8	83.9	106.8
Minus:
Capital expenditures	9.6	20.3	36.4	46.3
Free Cash Flow	$54.3	$17.5	$47.5	$60.5

(1)
In the fourth quarter of fiscal year 2016, the Company modified its methodology for presenting reconciling items from Net Income (Loss).  The reconciling items for the three month and nine month periods ended September 30, 2016 have been reclassified to conform to the methodology used in the three month and nine month periods ended September 30, 2017, and include the following:

Index
(a)
Represents $27.3 million and $27.6 million of amortization of intangible assets arising from the KKR transaction and other acquisitions (customer relationships and trademarks) and $2.2 million and $3.1 million of amortization of non-acquisition related intangible assets, in each case for the three month periods ended September 30, 2017 and 2016, respectively.  Represents $80.4 million and $83.2 million of amortization of intangible assets arising from the KKR transaction and other acquisitions (customer relationships and trademarks) and $7.2 million and $7.6 million of amortization of non-acquisition related intangible assets, in each case for the nine month periods ended September 30, 2017 and 2016, respectively.

(b)	Represents non-cash charges for impairment of goodwill and other intangible assets.

(c)	Represents management fees and expenses paid to KKR, including a monitoring agreement termination fee of $16.2 million paid in the nine month period ended September 30, 2017.

(d)	Restructuring and related business transformation costs consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Restructuring charges	$2.8	$3.0	$4.9	$15.4
Severance, sign-on, relocation and executive search costs	0.6	5.7	2.2	12.7
Facility reorganization, relocation and other costs	1.0	2.9	3.9	6.5
Information technology infrastructure transformation	0.8	0.6	3.4	1.0
(Gains) losses on asset and business disposals	(0.6)	1.7	2.0	1.6
Consultant and other advisor fees	0.5	3.2	1.7	6.9
Other, net	1.2	1.1	2.4	2.1
Total restructuring and related business transformation costs	$6.3	$18.2	$20.5	$46.2

(e)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs and non-cash charges and credits arising from fair value purchase accounting adjustments.

(f)	Represents estimated environmental remediation costs and losses relating to a former production facility.

(g)	Represents expenses related to the Company’s initial stock offering.

(h)
Represents third party expenses to comply with the requirements of Sarbanes-Oxley in 2018 and the accelerated adoption of the new revenue recognition standard (ASC 606 - Revenue from Contracts with Customers) in the first quarter of 2018, one year ahead of the required adoption date for a private company.  These expenses were previously included in ‘Expenses related to initial stock offering’ and prior periods have been restated to conform to current period presentation.

(i)
Represents stock-based compensation expense recognized for stock options outstanding for the three months and nine months ended September 30, 2017 of $7.8 million and $69.2 million, respectively, and DSUs granted to employees at the date of the initial public offering for the three months and nine months ended September 30, 2017 of $2.0 million and $96.8 million, respectively.  See Note 9 “Stock-Based Compensation”.

(j)
Represents losses on extinguishment of debt recognized on the redemption of the senior notes and pay down of a portion of the Original Dollar Term Loan Facility with proceeds from the initial public offering in May 2017 ($50.4 million) and in connection with the refinancing of the Original Dollar Term Loan Facility and Euro Term Loan Facility in August 2017 ($34.1 million).

(k)
Includes (i) foreign exchange gains and losses, (ii) effects of amortization of prior service costs and amortization of gains in pension and other postemployment benefits (OPEB) expense, (iii) certain legal and compliance costs, and (iv) other miscellaneous adjustments.

Index
(l)
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Provision (Benefit) for income taxes	$4.4	$(9.1)	$(41.2)	$(33.3)
Tax impact of pre-tax income adjustments	30.3	16.4	119.0	43.9
Discrete tax items	(1.4)	0.1	-	2.1
Income tax provision, as adjusted	$33.3	$7.4	$77.8	$12.7

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

Segment Results for the Three and Nine Month Periods Ended September 30, 2017 and 2016

The following tables display Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments and illustrate, on a percentage basis, the impact of foreign currency fluctuations on Segment Revenues and Segment Adjusted EBITDA growth.

Industrials Segment Results

				Constant Currency Percent Change
	For the Three Months Ended September 30,		Percent Change
	2017	2016	2017 vs. 2016	2017 vs. 2016
Segment Revenues	$288.2	$265.6	8.5%	5.9%
Segment Adjusted EBITDA	$63.1	$55.6	13.5%	10.1%
Segment Margin	21.9%	20.9%

Segment Revenues for the three month period ended September 30, 2017 were $288.2 million, an increase of $22.6 million, or 8.5%, compared to $265.6 million in the same three month period in 2016.  The increase in Segment Revenues was due to higher volume including acquisitions and net of divestitures (4.5% or 12.0 million), the favorable impact of foreign currencies (2.6% or $6.9 million), and higher pricing (1.4% or $3.7 million).  The percentage of Segment Revenues derived from aftermarket parts and services was 33.4% in the three month period ended September 30, 2017 compared to 35.6% in the same three month period in 2016.

Index
Segment Adjusted EBITDA for the three month period ended September 30, 2017 was $63.1 million, an increase of $7.5 million, or 13.5%, compared to $55.6 million in the same three month period in 2016.  Segment Adjusted EBITDA Margin increased 100 basis points to 21.9% from 20.9% in 2016.  The increase in Segment Adjusted EBITDA was due primarily to higher volume including acquisitions and net of divestitures ($4.3 million), improved pricing ($3.7 million), the favorable impact of foreign currencies ($1.9 million), partially offset by higher material and other manufacturing costs ($2.2 million), and higher selling and administrative expense ($0.2 million).

				Constant Currency Percent Change
	For the Nine Months Ended September 30,		Percent Change
	2017	2016	2017 vs. 2016	2017 vs. 2016
Segment Revenues	$819.0	$803.6	1.9%	2.3%
Segment Adjusted EBITDA	$173.7	$156.2	11.2%	11.7%
Segment Margin	21.2%	19.4%

Segment Revenues for the nine month period ended September 30, 2017 were $819.0 million, an increase of $15.4 million, or 1.9%, compared to $803.6 million in the same nine month period in 2016.  The increase in Segment Revenues was due to improved pricing (1.4% or $11.4 million), and higher volume including acquisitions and net of divestitures (0.9% or $6.7 million), partially offset by the unfavorable impact of foreign currencies (0.4% or $2.7 million).  The percentage of Segment Revenues derived from aftermarket parts and service was 34.6% in the nine month period ended September 30, 2017, compared to 35.0% in the same nine month period in 2016.

Segment Adjusted EBITDA for the nine month period ended September 30, 2017 was $173.7 million, an increase of $17.5 million, or 11.2%, compared to $156.2 million in the same nine month period in 2016.  Segment Adjusted EBITDA Margin increased 180 basis points to 21.2% from 19.4% in 2016.  The increase in Segment Adjusted EBITDA was due primarily to improved pricing ($11.4 million), lower material and other manufacturing costs ($4.8 million), higher volume including acquisitions and net of divestitures ($1.2 million), lower selling and administrative expense ($0.9 million), partially offset by the unfavorable impact of foreign currencies ($0.8 million).

Energy Segment Results

	For the Three Months Ended September 30,		Percent Change	Constant Currency Percent Change
	2017	2016	2017 vs. 2016	2017 vs. 2016
Segment Revenues	$301.6	$137.9	118.7%	115.9%
Segment Adjusted EBITDA	$98.6	$22.0	348.2%	342.7%
Segment Margin	32.7%	16.0%

Segment Revenues for the three month period ended September 30, 2017 were $301.6 million, an increase of $163.7 million, or 118.7%, compared to $137.9 million in the same three month period in 2016.  The increase in Segment Revenues was due to higher revenues from upstream energy exposed markets (91.4% or $126.1 million), higher volume  in other markets of our Energy segment (24.4% or $33.6 million), the favorable impact of foreign currencies (2.5% or $3.4 million), and improved pricing in other markets of our Energy segment (0.4% or $0.6 million).  The percentage of Segment Revenues derived from aftermarket parts and services was 54.7% in the three month period ended September 30, 2017 compared to 57.7% in the same three month period in 2016.

Segment Adjusted EBITDA for the three month period ended September 30, 2017 was $98.6 million, an increase of $76.6 million, or 348.2% compared to $22.0 million in the same three month period in 2016.  Segment Adjusted EBITDA Margin increased 1670 basis points to 32.7% from 16.0% in 2016.  The increase in Segment Adjusted EBITDA was due primarily to higher volume ($76.8 million), , improved pricing ($5.3 million), and the favorable impact of foreign currencies ($1.3 million), partially offset by higher material and manufacturing costs ($4.1 million), and higher selling and administrative expense ($2.7 million).

Index
				Constant Currency Percent Change
	For the Nine Months Ended September 30,		Percent Change
	2017	2016	2017 vs. 2016	2017 vs. 2016
Segment Revenues	$719.4	$385.8	86.5%	86.3%
Segment Adjusted EBITDA	$199.2	$70.2	183.8%	183.2%
Segment Margin	27.7%	18.2%

Segment Revenues for the nine month period ended September 30, 2017 were $719.4 million, an increase of $333.6 million, or 86.5%, compared to $385.8 million in the same nine month period in 2016.  The increase in Segment Revenues was due to higher revenues from upstream energy exposed markets (79.8% or $308.0 million), higher volume in other markets of our Energy segment (6.7% or $25.8 million), the favorable impact of foreign currencies (0.2% or $0.4 million), partially offset by pricing (0.2% or $0.6 million).  The percentage of Segment Revenues derived from aftermarket parts and service was 59.9% in the nine month period ended September 30, 2017 compared to 50.3% in the same nine month period in 2016.

Segment Adjusted EBITDA for the nine month period ended September 30, 2017 was $199.2 million, an increase of $129.0 million, or 183.8%, compared to $70.2 million in the same nine month period in 2016.  Segment Adjusted EBITDA Margin increased 950 basis points to 27.7% from 18.2% in 2016.  The increase in Segment Adjusted EBITDA was due primarily to higher volume ($134.0 million),  improved pricing ($2.7 million), and the favorable impact of foreign currencies ($0.2 million), partially offset by higher material and other manufacturing costs ($4.4 million) and higher selling and administrative expense ($3.5 million).

Medical Segment Results

				Constant Currency Percent Change
	For the Three Months Ended September 30,		Percent Change
	2017	2016	2017 vs. 2016	2017 vs. 2016
Segment Revenues	$59.8	$59.1	1.2%	(0.9%)
Segment Adjusted EBITDA	$16.8	$16.6	1.2%	(1.4%)
Segment Margin	28.1%	28.1%

Segment Revenues for the three month period ended September 30, 2017 were $59.8 million, an increase of $0.7 million, or 1.2%, compared to $59.1 million in the same three month period in 2016.  The increase in Segment Revenues was due to the favorable impact of foreign currencies (1.7% or $1.0 million), and improved pricing (1.3% or $0.8 million), partially offset by lower volume including acquisitions (1.8% or $1.1 million).   The percentage of Segment Revenues derived from aftermarket parts and services was 3.3% in the three month period ended September 30, 2017 compared to 0.0% in the same three month period in 2016.

Segment Adjusted EBITDA for the three month period ended September 30, 2017 was $16.8 million, an increase of $0.2 million, or 1.2%, compared to $16.6 million in the same three month period in 2016.  Segment Adjusted EBITDA Margin was 28.1%, flat with the same three month period in 2016.  The increase in Segment Adjusted EBITDA was due primarily to improved pricing ($0.8 million), lower material and other manufacturing costs ($0.2 million), the favorable impact of foreign currencies ($0.3 million), and lower selling and administrative expense ($0.1 million), partially offset by lower volume including acquisitions ($1.2 million).

				Constant Currency Percent Change
	For the Nine Months Ended September 30,		Percent Change
	2017	2016	2017 vs. 2016	2017 vs. 2016
Segment Revenues	$172.0	$172.2	(0.1%)	0.2%
Segment Adjusted EBITDA	$46.9	$44.7	4.9%	5.1%
Segment Margin	27.3%	26.0%

Segment Revenues for the nine month period ended September 30, 2017 were $172.0 million, a decrease of $0.2 million, or 0.1%, compared to $172.2 million in the same nine month period in 2016.  The decrease in Segment Revenues was due to lower volume including acquisitions (0.8% or $1.5 million), and the unfavorable impact of foreign currencies (0.3% or $0.5 million), partially offset by improved pricing (1.1% or $1.8 million).  The percentage of Segment Revenues derived from aftermarket parts and service was 3.8% in the nine month period ended September 30, 2017 compared to 0.0% in the same nine month period in 2016.

Segment Adjusted EBITDA for the nine month period ended September 30, 2017 was $46.9 million, an increase of $2.2 million, or 4.9% compared to $44.7 million in the same nine month period in 2016.  Segment Adjusted EBITDA Margin increased 130 basis points to 27.3% from 26.0% in 2016.  The increase in Segment Adjusted EBITDA was due primarily to improved pricing ($1.8 million), lower selling and administrative expense ($1.7 million), and lower material and other manufacturing costs ($1.5 million), partially offset by lower volume including acquisitions ($2.6 million), and the unfavorable impact of foreign currencies ($0.2 million).

Index
Liquidity and Capital Resources

Our operations and strategic objectives require continuing investment. Our resources include cash generated from operations and borrowings under our Revolving Credit Facility and the Receivables Financing Agreement.  At September 30, 2017, the Company had $8.0 million of outstanding letters of credit written against the Revolving Credit Facility and $352.0 million of unused availability.  The Company also had $33.2 million of letters of credit outstanding against the Receivables Financing Agreement and $82.1 million of unused availability.  On June 30, 2017, we entered into the first amendment to the Receivables Financing Agreement which increased the aggregated borrowing capacity by $50.0 million to $125.0 million governed by a borrowing base and also extended the term to June 30, 2020.

See the description of these line-of-credit resources as well as our outstanding debt obligations in Note 8 “Debt” to the Condensed Consolidated Financial Statements.

As of September 30, 2017 and 2016, the Company was in compliance with all of its debt covenants and no event of default had occurred or was ongoing.

Liquidity

A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$303.0	$255.8
Short-term borrowings and current maturities of long-term debt	21.1	24.5
Long-term debt	2,006.9	2,753.8
Total debt	$2,028.0	$2,778.3

We can increase the borrowing availability under the senior secured credit agreement that we and certain of our subsidiaries entered into with UBS AG, Stamford Branch, as administrative agent, and other agents and lenders party thereto on July 30, 2013, as amended by Amendment No. 1 on March 4, 2016 and Amendment No. 2 on August 17, 2017 (the “Senior Secured Credit Facilities”), by up to $250 million in the form of additional commitments under the senior secured revolving credit facility (the “Revolving Credit Facility”) thereunder and/or incremental term loans plus an additional amount so long as we do not exceed a specified senior secured leverage ratio. We can incur additional secured indebtedness under the senior secured term loan facilities under the Senior Secured Credit Facilities if certain specified conditions are met under the credit agreement governing the Senior Secured Credit Facilities. Our liquidity requirements are significant primarily due to debt service requirements. For a complete description of our credit facilities, refer to Note 8 “Debt” in the “Notes to the Condensed Consolidated Financial Statements.”

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

Index
The majority of our cash is in jurisdictions outside of the U.S.  However, we believe our U.S. operations will generate sufficient cash flows from operations along with our availability under the Revolving Credit Facility and the Receivables Financing Agreement to satisfy our cash needs in the U.S.  As a result of the KKR transaction and the significant increase in our long-term debt balance as of July 30, 2013, we modified our former assertion concerning the permanent reinvestment of undistributed earnings for non-U.S. subsidiaries in these foreign operations. We intend to repatriate certain foreign earnings for the purpose of servicing our Senior Secured Credit Facilities in the future, which will result in net U.S. tax liabilities as these foreign earnings are distributed.  Accordingly, we recorded a deferred income tax liability and the balance at September 30, 2017 was $78.2 million associated with the repatriation of certain foreign earnings based upon accumulated earnings of approximately $200.0 million.

Working Capital

	September 30, 2017	December 31, 2016
Net Working Capital:
Current assets	$1,403.4	$1,188.5
Less: Current liabilities	559.6	497.9
Net working capital	$843.8	$690.6

Operating Working Capital:
Accounts receivable	$531.6	$441.6
Plus: Inventories (excluding LIFO)	491.7	428.0
Less: Accounts payable	263.6	214.9
Less: Advance payments on sales contracts	55.5	43.0
Operating working capital	$704.2	$611.7

In the second quarter of 2017 we revised our definition of operating working capital to, accounts receivable, plus inventories excluding LIFO, less accounts payable, less advance payments on sales contracts. Prior periods have been restated to conform to the current presentation. Net working capital increased $153.2 million to $843.8 million at September 30, 2017 from $690.6 million at December 31, 2016.  Operating working capital increased $92.5 million to $704.2 million at September 30, 2017 from $611.7 million at December 31, 2016 due to higher accounts receivable and inventories partially offset by higher accounts payable and advance payments on sales contracts.  The increase in accounts receivables was primarily due to significantly higher revenues and the difference in the sales mix between the fourth quarter of 2016 and the third quarter of 2017.  A higher portion of revenues in the fourth quarter of 2016 were related to highly engineered solution product contracts with higher advance payments ahead of revenue recognition than in the third quarter of 2017.  The increase in inventories was primarily due to higher inventory costs related to projects expected to ship later in the year and additions to inventory in anticipation of increased demand for certain products.  The increase in accounts payables was due to the increase in inventories and timing of vendor disbursements.  The increase in advance payments on sales contracts was due to an increased level of in process engineered to order contracts at the end of the third quarter of 2017 compared to the end of the fourth quarter of 2016.

Index
Cash Flows

	For the Nine Months Ended September 30,
	2017	2016
Cash flows - operating activities	$83.9	$106.8
Cash flows - investing activities	(43.1)	(59.8)
Cash flows - financing activities	(8.2)	(30.8)
Free cash flow (1)	47.5	60.5

(1)	See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the nearest GAAP measure.

Operating Activities

Cash provided by operating activities decreased $22.9 million to $83.9 million in the nine month period ended September 30, 2017 from $106.8 million in the same nine month period in 2016, primarily due to cash used by operating working capital of $55.4 million in the nine month period ended September 30, 2017 compared to cash provided by operating working capital of $49.5 million in the same period in 2016 as well as increased cash paid for taxes and higher incentive compensation, partially offset by higher gross profits on increased revenues and decreased cash paid for interest.  Changes in accounts receivable used cash of $65.9 million in the nine month period ended September 30, 2017 compared to generating cash of $18.1 million in the same nine month period in 2016.  Changes in inventory used cash of $36.4 million in the nine month period ended September 30, 2017 compared to using cash of $3.8 million in the same nine month period in 2016.  Changes in accounts payable generated cash of $39.8 million in the nine month period ended September 30, 2017 compared to generating cash of $21.3 million in the same nine month period ended September 30, 2016.  Changes in advance payments on sales contracts generated cash of $7.1 million in the nine month period ended September 30, 2017 compared to generating cash of $13.9 million in the same nine month period ended September 30, 2016.

Investing Activities

Cash used by investing activities included capital expenditures of $36.4 million and $46.3 million for the nine month periods ended September 30, 2017 and 2016, respectively.  We currently expect capital expenditures to total approximately $50.0 million to $60.0 million for the full year in 2017.  Cash paid in business combinations for the nine month periods ended September 30, 2017 and 2016 were $18.8 million and $18.8 million, respectively.  Proceeds from the termination of derivatives for the nine month periods ended September 30, 2017 and 2016 were $6.2 million and $0.0 million, respectively.  Net proceeds from business divestitures and disposals of property, plant and equipment were $5.9 million and $5.3 million for the nine month periods ended September 30, 2017 and 2016, respectively.

Financing Activities

Cash used by financing activities of $8.2 million for the nine month period ended September 30, 2017 reflects a premium paid on the extinguishment of senior notes of $29.7 million, purchases of treasury stock of $2.6 million, purchases of shares of noncontrolling interests of $5.2 million, the payment of debt issuance costs of $2.9 million, and net repayments of long-term borrowings of $861.5 million, partially offset by proceeds from the issuance of common stock, net of share issuance costs of $893.3 million.  Cash used by financing activities of $30.8 million for the nine month period ended September 30, 2016 reflects net repayments of long-term borrowings of $19.1 million, purchases of treasury stock of $12.6 million, and the payment of debt issuance costs of $1.1 million, partially offset by the proceeds from the issuance of common stock of $2.9 million.

Free Cash Flow

Free cash flow decreased $13.0 million to a free cash inflow of $47.5 million in the nine month period ended September 30, 2017 from a free cash inflow of $60.5 million in the same nine month period in 2016.  The decrease in free cash flow was due to decreased cash flows from operating activities of $22.9 million partially offset by decreased capital expenditures of $9.9 million in the nine month period ended September 30, 2017 compared to the same period in 2016.

Index
Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are materially likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table and accompanying disclosures summarize our significant contractual obligations at September 30, 2017, and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due by Period
(dollars in millions) Contractual Obligations	Total	Remainder of 2017	2018-2019	2020-2021	After 2022
Debt	$2,013.8	$5.2	$40.9	$40.9	$1,926.8
Estimated interest payments (1)	688.9	25.9	221.2	198.9	242.9
Capital leases	19.3	0.4	3.5	3.8	11.6
Operating leases	75.2	6.7	38.8	17.2	12.5
Purchase obligations (2)	320.0	238.7	80.0	0.9	0.4
Total	$3,117.2	$276.9	$384.4	$261.7	$2,194.2

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

(2)
Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements.  The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated as of September 30, 2017.  For this reason, these amounts will not provide a complete and reliable indicator of our expected future cash outflows.

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

Environmental Matters

Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 18 of the Consolidated Financial Statements in our Prospectus for the fiscal year ended December 31, 2016.  We believe that at September 30, 2017, there have been no material change to this information.

Index
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

As of September 30, 2017, there have been no material changes to our market risk assessment previously disclosed in the Prospectus.

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

As of September 30, 2017, there have been no material changes to our risk factors included in the Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 17, 2017, we completed an initial public offering of our common stock in which we issued and sold 47,495,000 shares of common stock, including 6,195,000 shares of common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The shares sold in the offering were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-216320), which was declared effective by the SEC on May 11, 2017. The common stock is listed on the New York Stock Exchange under the symbol “GDI.” The Company’s shares of common stock were sold at an initial offering price of $20.00 per share, which generated net proceeds of approximately $897.7 million to the Company, after deducting underwriting discounts and commissions of approximately $52.2 million. We estimated that we incurred offering expenses of approximately $4.6 million (exclusive of underwriting discounts and commissions). We used the net proceeds from this offering to redeem all $575.0 million aggregate principal amount of our Senior Notes, including applicable redemption premiums, to repay $276.8 million of borrowings under our U.S. dollar-denominated senior secured term loan facility and to pay related fees and expenses.

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

10.1
Amendment No. 2 to the Credit Agreement, dated as of August 17, 2017, among Gardner Denver Holdings, Inc., Gardner Denver, Inc., GD German Holdings II GmbH, GD First (UK) Limited, UBS AG, Stamford Branch, as administrative agent, and the other parties and lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on August 18, 2017 (File no. 001-38095)

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

Date: October 27, 2017	GARDNER DENVER HOLDINGS, INC.

	By:	/s/ Mark R. Sweeney
Name: Mark R. Sweeney
Vice President and Chief Accounting Officer
(Principal Accounting Officer)