Form 10-K
period 2017-12-31
GARDNER DENVER HOLDINGS, INC.
filed 2018-02-16
CIK 1699150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(414) 212-4700
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2017 was approximately $1,026.4 million based on the closing price of such Common Stock on the New York Stock Exchange on such date.

The registrant had outstanding 196,315,518 shares of Common Stock, par value $0.01 per share, as of January 31, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2018 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K (this “Form 10-K”) may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections.  All statements, other than statements of historical facts included in this Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends and other information, may be forward-looking statements.  Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should,” and variations of such words or similar expressions are intended to identify forward-looking statements.  The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control.  Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them.  However, there can be no assurance that management’s expectations, beliefs, estimates, and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties, and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K.  Moreover, we operate in an evolving environment.  New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.  See “Item 1A. Risk Factors” for more information.

ITEM 1.	BUSINESS

Gardner Denver Holdings, Inc. is an affiliate of Kohlberg Kravis and Roberts & Co. L.P. (“KKR” or “Sponsor”) and a holding company whose operating subsidiary is Gardner Denver, Inc. (“GDI”). The holding company and its consolidated subsidiary, GDI, are collectively referred to in this Annual Report as “we,” “us,” “our,” “ourselves,” “Company,” or “Gardner Denver.”

Service marks, trademarks and trade names, and related designs or logotypes owned by Gardner Denver or its subsidiaries are shown in italics.

Our Company

We are a leading global provider of mission-critical flow control and compression equipment and associated aftermarket parts, consumables and services, which we sell across multiple attractive end-markets within the industrial, energy and medical industries. We manufacture one of the broadest and most complete ranges of compressor, pump, vacuum and blower products in our markets, which, combined with our global geographic footprint and application expertise, allows us to provide differentiated product and service offerings to our customers. Our products are sold under a collection of premier, market-leading brands, including Gardner Denver, CompAir, Nash, Emco Wheaton, Robuschi, Elmo Rietschle and Thomas, which we believe are globally recognized in their respective end-markets and known for product quality, reliability, efficiency and superior customer service. These attributes, along with over 155 years of engineering heritage, generate strong brand loyalty for our products and foster long-standing customer relationships, which we believe have resulted in leading market positions within each of our operating segments. We have sales in more than 175 countries and our diverse customer base utilizes our products across a wide array of end-markets that have favorable near- and long-term growth prospects, including industrial manufacturing, energy (with particular exposure to the North American upstream land-based market), transportation, medical and laboratory sciences, food and beverage packaging and chemical processing.

Our products and services are critical to the processes and systems in which they are utilized, which are often complex and function in harsh conditions where the cost of failure or downtime is high. However, our products typically represent only a small portion of the costs of the overall systems or functions that they support. As a result, our customers place a high value on our application expertise, product reliability and the responsiveness of our service. To support our customers and market presence, we maintain significant global scale with 38 key manufacturing facilities, more than 30 complementary service and repair centers across six continents and approximately 6,400 employees worldwide as of December 31, 2017.

The process-critical nature of our product applications, coupled with the standard wear and tear replacement cycles associated with the usage of our products, generates opportunities to support customers with our broad portfolio of aftermarket parts, consumables and services. Customers place a high value on minimizing any time their operations are offline. As a result, the availability of replacement parts, consumables and our repair and support services are key components of our value proposition. Our large installed base of products provides a recurring revenue stream through our aftermarket parts, consumables and services offerings. As a result, our aftermarket revenue is significant, representing 41% of total Company revenue and approximately 45% of our combined Industrials and Energy segments’ revenue in 2017.

We were acquired by an affiliate of KKR on July 30, 2013 (the “KKR Transaction”) and have undergone a significant transformation since that date. From 2014 to 2016, our transformation significantly improved our underlying operating performance. Our senior leadership team, led by our CEO Vicente Reynal, has been reconstituted and expanded, which we believe brought together deep expertise from leading global industrial organizations. In addition, 45% of our top 100 business managers, including the senior management team, have joined since the KKR Transaction, which we believe added significant new levels of talent to our leadership team. As part of our transformation, we also reorganized our Company into three business segments because of the sales drivers and market characteristics of each. Together, our Industrials, Energy and Medical segments create a diverse portfolio with exposure to highly attractive end-markets, significant aftermarket revenues, upside from an upstream energy recovery and positive secular trends across all segments.

Our Segments

Our business is comprised of three strategic segments.

Industrials

We design, manufacture, market and service a broad range of air compression, vacuum and blower products, including associated aftermarket parts, consumables and services, across a wide array of technologies and applications for use in diverse end-markets. Compressors are used to increase the pressure of air or gas, vacuum products are used to remove air or gas in order to reduce the pressure below atmospheric levels, and blower products are used to produce a high volume of air or gas at low pressure. Almost every manufacturing and industrial facility, and many service and process industry applications, use air compression, vacuum and blower products in a variety of process-critical applications such as the operation of industrial air tools, vacuum packaging of food products and aeration of waste water, among others.

We offer one of the broadest portfolios of compression, vacuum and blower technology in our markets which we believe, alongside our geographic footprint, allows us to provide differentiated service to our customers globally and maintain leading positions in many of our end-markets. Our compression products cover the full range of technologies, including rotary screw, reciprocating piston, scroll, rotary vane and centrifugal compressors. Our vacuum products and blowers also cover the full technology spectrum; vacuum technologies include side channel, liquid ring, claw vacuum, screw and rotary vane vacuum pumps among others, while blower technologies include rotary lobe blowers, screw, claw and vane, turbo, side channel and radial blowers. We believe our ability to support custom industrial application needs from nearly full vacuum to approximately 7,000 pounds per square inch (psi) pressure levels makes us a partner of choice for many of our long-standing customers. The breadth and depth of our product offering creates incremental business opportunities by allowing us to cross-sell our full product portfolio and uniquely address customers’ needs in one complete solution.

We sell our industrial products through an integrated network of direct sales representatives and independent distributors, which is strategically tailored to meet the dynamics of each target geography or end-market. Our large installed base also provides for a significant stream of recurring aftermarket revenue. For example, on average, the useful life of a compressor is between 10 and 12 years. However, a customer typically services the compressor at regular intervals, starting within the first two years of purchase and continuing throughout the life of the product. The cumulative aftermarket revenue generated by a compressor over the product’s life cycle will typically exceed its original cost.

Industrial air compressors represent the largest market in which we compete in our Industrials segment and is a product category for which we believe there is significant potential to drive increased sales of our aftermarket parts, consumables and services. We use our direct salesforce and strong distributor relationships, the majority of which are exclusive to our business for the products that we sell through them, to sell our broad portfolio of aftermarket parts, consumables and services. Within our Industrials segment, we primarily sell through the Gardner Denver, CompAir, Elmo Rietschle and Robuschi brands, as well as other leading brand names.

Energy

We design, manufacture, market and service a diverse range of positive displacement pumps, liquid ring vacuum pumps, compressors and integrated systems, engineered fluid loading and transfer equipment and associated aftermarket parts, consumables and services. The highly engineered products offered by our Energy segment serve customers across upstream, midstream and downstream energy markets, as well as petrochemical processing, transportation and general industrial sectors. We are one of the largest suppliers of equipment and associated aftermarket parts, consumables and services for the energy market applications that we serve.

Our positive displacement pumps are fit-for-purpose to meet the demands and challenges of modern unconventional drilling and hydraulic fracturing activity, particularly in the major basins and shale plays in the North American land market. Our positive displacement pump offering includes mission-critical oil and gas drilling pumps, frac pumps and well servicing pumps, in addition to sales of associated consumables used in the operation of our pumps and aftermarket parts, consumables and services. The products we sell into upstream energy applications are highly aftermarket-intensive, and so we support these products in the field with one of the industry’s most comprehensive service networks, which encompasses locations across all major basins and shale plays in the North American land market. This North American land-based service network is critical to serving our customers and, by supporting them in the field, to generating demand for new original equipment sales. For example, fluid ends are key aftermarket parts used in hydraulic fracturing operations that represent approximately 30% of the original cost of the pump and need to be replaced approximately four times per year on each operating pump (depending on the basin and operating nature of the hydraulic fracturing fleet). Other aftermarket parts, such as plungers, and consumables, such as valves, seats and packing, are replaced on even shorter time frames, creating aftermarket opportunities which in aggregate are often multiples of the cost of the original pump.

Our liquid ring vacuum pumps and compressors are highly engineered products specifically designed for continuous duty in harsh environments to serve a wide range of applications, including oil and gas refining and processing, mining, chemical processing, petrochemical and industrial applications. Our liquid ring technology utilizes a service liquid to evacuate or compress gas by forming a rotating ring of liquid that acts like a piston to deliver an uninterrupted flow of gas without pulsation. In addition, our engineered fluid loading and transfer equipment and systems ensure the safe and efficient transportation and transfer of petroleum products as well as certain other liquid commodity products to serve a wide range of industries. Similar to our positive displacement pumps business, we complement these products with a broad array of aftermarket parts, service and repair capabilities by leveraging our global network of manufacturing and service locations to meet the diverse needs of our customers. Within our Energy segment, we primarily sell through the Gardner Denver, Nash and Emco Wheaton brands, as well as other leading brand names.

Medical

We design, manufacture and market a broad range of highly specialized gas, liquid and precision syringe pumps and compressors that are specified by medical and laboratory equipment suppliers and integrated into their final equipment for use in applications, such as oxygen therapy, blood dialysis, patient monitoring, laboratory sterilization and wound treatment, among others. We offer a comprehensive product portfolio across a breadth of technologies to address the medical and laboratory sciences pump and fluid handling industry, as well as a range of end-use vacuum products for laboratory science applications, and we recently expanded into liquid pumps and automated liquid handling components and systems. Our product performance, quality and long-term reliability are often mission-critical in healthcare applications. We are one of the largest product suppliers in the medical markets we serve and have long-standing customer relationships with industry-leading medical and laboratory equipment providers. Additionally, many of our Medical segment gas and liquid pumps are also used in other technology applications beyond the medical and laboratory sciences. Within our Medical segment, we primarily sell through the Thomas brand, as well as other leading brand names.

For financial information about our segments and our geographic areas, see Note 20, “Segment Information” in the audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

Our Industries and Products

We operate in the global markets for flow control and air compression products for the industrial, energy and medical industries. Our highly engineered products and proprietary technologies are focused on serving specialized applications within these attractive and growing industries.

Industrials

Our Industrials segment designs, manufactures, markets and services a broad range of air compression, vacuum and blower products across a wide array of technologies. Compression, vacuum and blower products are used in a wide spectrum of applications in nearly all manufacturing and industrial facilities and many service and process industries in a variety of end-markets, including infrastructure, construction, transportation, food and beverage packaging and chemical processing.

Compression Products

Sales to industrial end-markets include industrial air compression products, as well as associated aftermarket parts, consumables and services. Industrial air compressors compress air to create pressure to power machinery, industrial tools, material handling systems and automated equipment. Compressed air is also used in applications as diversified as snow making and fish farming, on high-speed trains and in hospitals. Compressors can be either stationary or portable, depending on the requirements of the application or customer. Because compressed air is utilized as a core component in manufacturing operations in nearly every manufacturing plant, it is often referred to as the “fourth utility” (in addition to electricity, gas and water). The global industrial air compressor market is an estimated $13.2 billion industry, and according to Frost & Sullivan, we currently maintain a top three position in this market.

We focus on five basic types of air compression technologies: rotary screw, reciprocating piston, scroll, rotary vane and centrifugal compressors. Rotary screw compressors are a newer technology than reciprocating compressors and exhibit better suitability for continuous processes due to a more compact size, less maintenance and better noise profile. We believe our reciprocating piston compressors provide one of the broadest ranges of pressures in the market and are supported by increasing demand across wide-ranging attractive end-markets. Scroll compressors are most commonly seen where less oil-free air is needed, and is most commonly used in medical and food applications where the need for pure, clean and precise air is of great importance. Rotary vane compressors feature high efficiency, compact compression technology and can be found throughout all sectors of industry, including automotive, food and beverage, energy and manufacturing with specialist solutions within transit, gas and snow making. Centrifugal compressors are most effective when in applications that demand larger quantities of oil-free air and are utilized across a wide range of industries.

Vacuum Products

Industrial vacuum products are integral to manufacturing processes in applications for packaging, pneumatic conveying, drying, holding / lifting, distillation, evacuation, forming / pressing, removal and coating. Within each of these processes are a multitude of sub-applications. As an example of one such end-process, within packaging, a vacuum will be used on blister packaging, foil handling, labeling, carton erection, stacking and palletizing (placing, stacking or transporting goods on pallets), as well as central vacuum supply for entire packaging departments. Management believes that we hold a leading position in our addressable portion of the global vacuum products market.

We focus on five basic types of vacuum technologies: side channel, liquid ring, claw vacuum, screw and rotary vane vacuum pumps. Side channel vacuum pumps are used for conveying gases and gas-air mixtures in a variety of applications, including laser printers, packaging, soil treatment, textiles and food and beverage products. Liquid ring vacuum pumps are used for extreme conditions, which prevail in humid and wet processes across ceramics, environmental, medical and plastics applications. Claw vacuum pumps efficiently and economically generate contact-free vacuum for chemical, environmental and packaging applications. Screw vacuum pumps are a dry running technology used to reduce the carbon footprint and life cycle costs in drying and packaging applications. Rotary vane vacuum pumps are used for vacuum and combined pressure and vacuum applications in the environmental, woodworking, packaging and food and beverage end-markets.

Blower Products

Blower products are used for conveying high volumes of air and gas at various flow rates and at low pressures, and are utilized in a broad range of industrial and environmental applications, including waste water aeration, biogas upgrading and conveying, pneumatic transport and dehydrating applications for food and beverage, cement, pharmaceutical, petrochemical and mobile industrial applications. We also design, manufacture, market and service frac sand blowers within our Industrials segment. In many cases, blowers are a core component for the operation of the entire end-users’ systems. Management believes that we hold a leading position in our addressable portion of the global blower products market.

We focus on several key technologies within blower products: rotary lobe, screw, claw and vane, turbo, side channel and radial blowers. Rotary lobe blowers, screw blowers and claw and vane blowers are positive displacement technologies that have the ability to consistently move the same volume of gas or air and vary the volume flow according to the speed of the machine itself enabling it to adapt the flow condition in a flexible manner despite pressure in the system. Turbo blowers and side channel and radial blowers are dynamic technologies that have the ability to accelerate gas or air through an impeller and transform their kinetic energy at the discharge with some limitation on flexibility.

Energy

Our Energy segment designs, manufactures, markets and services a diverse range of positive displacement pumps, liquid ring vacuum pumps, compressors and integrated systems, engineered fluid loading and transfer equipment and associated aftermarket parts, consumables and services for a number of attractive, growing market sectors with energy exposure, spanning upstream, midstream, downstream and petrochemical applications. The high cost of failure in these applications makes quality and reliability key purchase criteria for end-users and drives demand for our highly engineered and differentiated products.

Upstream

Through the manufacture and aftermarket service of pumps and manufacture of associated aftermarket parts and consumables used in drilling, hydraulic fracturing and well servicing applications, our Energy segment is well-positioned to capitalize on an upstream recovery, particularly in the North American land-based market, where our customers include market-leading hydraulic fracturing (also known as pressure pumping) and contract drilling service companies, as well as certain other types of well service companies. Sales to upstream energy end-markets consist of positive displacement pumps and associated aftermarket parts, most notably fluid ends, as well as consumables and services.

•
Positive displacement pumps in the upstream energy end-market primarily move fluid to assist in drilling, hydraulic fracturing and well servicing applications. The majority of positive displacement pumps we sell are frac pumps, which experience significant service intensity during use in the field and, as such, typically have useful life spans of approximately four to six years before needing to be replaced. During that useful life, such pumps will need to receive intermittent repairs as well as major overhauls. In addition, we also sell positive displacement pumps that are used in drilling and well servicing applications. Spears & Associates, Inc. estimates that we have the second largest market share in the global frac pump market based on installed base, and management estimates that we have the largest market share based on new unit sales from 2014 to 2017.

•
Fluid ends are a key component of positive displacement pumps that generate the pumping action, along with other parts, such as plungers, and consumables, such as valves, seats and packing, which pressurizes the fluid, in the case of drilling or well servicing applications, or fluid and proppant mixture, in the case of hydraulic fracturing, and propels such fluid or mixture out of the pump and into a series of flow lines that distribute the fluid or mixture into the well. Fluid ends are incorporated in original equipment pumps, and due to the highly corrosive nature of the fluids and the abrasive nature of the proppants used in hydraulic fracturing operations, need to be frequently replaced. Specifically, fluid ends used in hydraulic fracturing operations represent approximately 30% of the original cost of the pump and need to be replaced approximately four times per year on each operating pump, depending on the basin and the operating nature of the hydraulic fracturing fleet. As such, fluid ends, other aftermarket parts and consumables represent a significant source of aftermarket product sales.

The level of profitability at which new wells can be drilled is a primary driver of drilling and completions activities, including hydraulic fracturing. Thus, demand for our Energy and Industrials products exposed to the upstream energy industry is driven by the prices of crude oil and natural gas, and the intensity and activity levels of drilling and hydraulic fracturing. Importantly, according to Oil & Gas Financial Journal, the threshold oil price at which wells are profitable to drill has significantly decreased by an average across all U.S. shale plays of 47% from 2014 to 2016. As a result of this improvement in well profitability and the crude oil price improvement since the low points observed during the first half of 2016, an increased number of drilling rigs have reentered the market. However, it is important to note that while the crude oil price level has a meaningful impact on the level of activity in our upstream energy applications, the growth in demand for our products into such applications is significantly heightened by numerous other market dynamics and drivers (detailed below). We believe that these additional market dynamics result in our exposure to the upstream energy industry being among the most attractive in the present environment.

We believe we are exposed to some of the highest growth market drivers in the context of an upstream energy recovery. Secular industry trends are driving increased demand for and utilization of newer, fit-for-purpose equipment with innovations that increase productivity and are increasing the frequency of replacement, refurbishment and upgrade cycles of pumping equipment and associated consumable products used in drilling and hydraulic fracturing activity. The number of wells drilled is growing at a faster rate than active rig count with each active rig drilling more unconventional wells per unit of time than previously experienced. Further, each unconventional well, on average, is being drilled with longer laterals and more hydraulic fracturing stages per well. Moreover, this quickly growing demand for hydraulic fracturing horsepower, in conjunction with the usage of more volume of abrasive proppant per well, is resulting in accelerated wear and tear on frac pumps and associated aftermarket parts and consumables. As a result, there are multiple drivers of growth in frac pumps and associated aftermarket parts, including fluid ends, consumables and services that are incremental to active rig count, creating a growth profile that is leveraged to, but meaningfully accelerated relative to, the active rig count.

Midstream and Downstream

Sales to midstream and downstream energy end-markets consist of liquid ring vacuum pumps and compressors and integrated systems, engineered fluid loading and transfer equipment and associated aftermarket parts and services. According to Petrochemical Update, North American downstream industry capital expenditures are expected to reach $17.3 billion in 2018, with the maintenance capital expenditure portion for U.S. refineries estimated to increase 39% in 2018 to a total of $1.3 billion. These large investments in midstream and downstream energy end-markets are expected to drive sales of our equipment and future sales in aftermarket parts and services as these facilities age. Further, deferred maintenance of downstream energy infrastructure is expected to drive increased future sales in our replacement products and aftermarket parts and services. Our downstream energy business contributes a larger share of revenue and profitability than our midstream energy business.

We focus on two basic types of midstream and downstream energy equipment: fluid transfer equipment and liquid ring vacuum pumps and compressors, which are employed in the midstream and downstream markets, respectively.

•
Fluid transfer equipment, including fluid loading systems, tank truck and fleet fueling products and couplers: Fluid loading systems are used in the transfer and loading of hydrocarbons and certain other liquid commodity products in marine and land applications. Tank truck and fleet fueling products allow for safe transfer of liquid products without spillage or contamination while safeguarding the operator and the environment. Operators use Dry-Break® technology couplers and adapters to provide a secure connection for the transfer of liquid products without spillage or contamination while safeguarding the operator and the environment.

•
Liquid ring vacuum pumps and compressors: Liquid ring vacuum pumps and compressors are designed for continuous duty in harsh environments, including vapor and flare gas recovery equipment (which recovers and compresses certain polluting gases to transmit them for further processing), primarily in downstream applications. The liquid ring technology utilizes a service liquid, typically water, oil or fuel, to evacuate or compress gas by forming a rotating ring of liquid that follows the contour of the body of the pump or compressor and acts like a piston to deliver an uninterrupted flow of gas without pulsation.

Petrochemical

Our Energy segment is positioned to capitalize on the large and growing petrochemical industry.  Sales to petrochemical end-markets consist of vacuum and compression process systems, both of which are used in harsh, continuous-duty applications.  According to the American Chemistry Council, U.S. chemical industry capital spending reached $31.9 billion in 2016 and is expected to grow at a 6.2% CAGR from 2017 to 2019.  Further, the American Chemistry Council forecasts the annual U.S. capital spending by the chemical industry to reach $48 billion by 2022, more than double the level of spending in 2010.

Demand for our petrochemical industry products correlates with growth in the development of new petrochemical plants as well as activity levels therein, which drive demand for aftermarket parts and services on our market-leading installed base of equipment.  Attractive secular trends in the petrochemical market provide additional sources of growth.  Advancements in the development of unconventional natural gas resources in North America over the past decade have resulted in the abundant availability of locally-sourced natural gas as feedstock for petrochemical plants in North America, supporting long-term growth.  In addition, new petrochemical plants are becoming larger, driving increased demand for more equipment within larger systems.

Medical

The Medical segment designs, manufactures and markets a broad range of flow control products for the durable medical equipment, laboratory vacuum and automated liquid handling end-markets. Key technologies include gas, liquid and precision syringe pumps and automated liquid handling systems.

Based on internal estimates, the durable medical equipment pump market represents approximately a $1.2 billion opportunity globally and can be divided into two primary sub-markets: gas pumps and liquid pumps. In both markets, energy efficiency, ultra-low vibration, reduced noise levels and compactness as compared to flow rate are key application considerations. Customers are mainly medium and large durable medical equipment manufacturers who integrate our products into their devices for a wide range of applications, such as aspirators, blood analyzers, blood pressure monitors, compression therapy, dental carts, dialysis machines, gas monitors and ventilators. Gas pumps transfer and compress gases and generate vacuum to enable precise flow conditions. We estimate the size of the global gas pump market to be approximately $700 million. Building on our strength in gas pump applications, we recently expanded into the liquid pump and automated liquid handling markets to gain share in sizable markets that were previously unaddressed by us. We estimate the liquid pump market to be a $450 million market globally. Our liquid pump products are primarily used to meter and transfer both neutral and chemically aggressive fluids. We view this space as an attractive adjacency to our existing strategy and one in which we are able to capture share in line with current operations in the gas pump market, building momentum and scale for our Medical business. We believe both gas and liquid pump markets present attractive long-term growth profiles based on strong secular trends.

Our products are also used in the laboratory vacuum equipment space which includes end-use chemically resistant devices used in research and commercial laboratories which is a highly attractive niche market. In addition, we recently expanded into the automated liquid handling end-market, which includes syringe pumps, systems and accessories that are integrated into large scale automated liquid handling systems primarily for clinical, pharmaceutical and environmental analyses.

Customers in the durable medical pump end-market and the automated liquid handling end-market develop and manufacture equipment used in a highly regulated environment requiring highly specialized technologies. As a result, relationships with customers are built based on a supplier’s long-term reputation and expertise and deep involvement throughout a product’s evolution, from concept to long-term commercialization. Customers value suppliers that can provide global research and development, regulatory and manufacturing support, as well as sales footprint and expertise to foster close relationships with key decision makers at their company. Combined with the long product life cycle in the regulated medical device space, these factors create a strong, recurring base of business. As a leading pump manufacturer in these markets, we have established a history of innovation that enables us to work closely with our customers to create highly customized flow control solutions for their unique applications. These products are mission-critical in the ultimate device in which they are deployed and remain a key component over the entire life cycle of the end products. The regulated market structure and nature of long-tenured customer relationships enables pump manufacturers to have a highly visible, recurring revenue stream from key customers.

Competition

Industrials

The industrial end-markets we serve are competitive, with an increasing focus on product quality, performance, energy efficiency, customer service and local presence. Although there are several large manufacturers of compression, vacuum and blower products, the marketplace for these products remains highly fragmented due to the wide variety of product technologies, applications and selling channels. Our principal competitors in sales of compression, vacuum and blower products in our Industrials segment include Atlas Copco AB, Ingersoll-Rand PLC, Colfax Corp., Flowserve Corporation, IDEX Corporation, Accudyne and Kaeser Compressors, Inc.

Energy

Across our product lines exposed to the energy industry, the competitive landscape is specific to the end-markets served. Our principal competitor for drilling pumps is National Oilwell Varco Inc., and for frac pumps is The Weir Group plc. Within upstream energy, we additionally compete with certain smaller, regional manufacturers of pumps and aftermarket parts, although these are not direct competitors for most of our products. Our principal competitors in sales of fluid transfer equipment include Dover Corporation, SVT GmbH and TechnipFMC plc. Our principal competitors in the sale of liquid ring pumps and compressors are Flowserve Corporation and Busch-Holding GmbH.

Medical

Competition in the medical pump market is primarily based on product quality and performance, as most products must be qualified by the customer for a particular use. Further, there is an increasing demand for more efficient healthcare solutions, which is driving the adoption of premium and high performance systems. Our primary competitors in medical pumps include IDEX Corporation, Watson-Marlow, Inc., KNF Neuberger, Inc. and Thermo Fisher Scientific, as well as other regional and local manufacturers.

Customers and Customer Service

We consider superior customer service to be one of our primary pillars of future success and view it as being built upon a foundation of critical application expertise, an industry leading range of compressor, pump, vacuum and blower products, a global manufacturing and sales presence and a long-standing reputation for quality and reliability. Intense customer focus is at the center of our vision of becoming the industry’s first choice for innovative and application-critical flow control and compression equipment, services and solutions. We strive to collaborate with our customers and become an essential part of their engineering process by drawing on our deep industry and application engineering experience to develop best-in-class products that are critical to the processes and systems in which they operate.

We have established strong and long-standing customer relationships with numerous industry leaders. We sell our products directly to end-use customers and to certain OEMs, and indirectly through independent distributors and sales representatives. Our Energy and Medical products are primarily sold directly to end-use customers and OEMs, while approximately 50% of our Industrials sales in 2017 were fulfilled through independent distributors and sales representatives.

We use a direct sales force to serve end-use customers and OEMs because these customers typically require higher levels of technical assistance, more coordinated shipment scheduling and more complex product service than customers that purchase through distributors. We have distribution centers and warehouses that stock parts, accessories and certain products to provide adequate and timely availability. In addition, we provide direct aftermarket support through our service and remanufacturing facilities in the United States, Germany, Finland, France, Spain, the United Kingdom, China and Australia.

In addition to our direct sales force, we are also committed to developing and supporting our global network of over 1,000 distributors and representatives who we believe provide us with a competitive advantage in the markets and industries we serve. These distributors maintain an inventory of complete units and parts and provide aftermarket services to end-users. While most distributors provide a broad range of products from different suppliers, we view our distributors as exclusive at the product category level (e.g. compressor, vacuum and blower). For example, a distributor may exclusively carry our compressor technologies, and also source additional components of the broader industrial system in which those products operate from other suppliers. Our service personnel and product engineers provide the distributors’ service representatives with technical assistance and field training, particularly with respect to installation and repair of equipment. We also provide our distributors with sales and product literature, advertising and sales promotions, order-entry and tracking systems and an annual restocking program. Furthermore, we participate in major trade shows and directly market our offerings to generate sales leads and support the distributors’ sales personnel.

Our customer base is diverse, and we did not have any customers that individually provided more than 4% of 2017 consolidated revenues.

Research and Development

Our R&D expenditures focus on developing new products and new product applications to, among other things, enhance and expand existing product capabilities and performance, improve efficiency, reduce size, weight and noise levels, increase application flexibility and maintain compliance with changing regulatory requirements.

For the years ended December 31, 2017, 2016 and 2015, we spent approximately $26 million, $22 million, and $26 million, respectively, on research activities relating to the development of new products and new product applications. All such expenditures were funded by us and were expensed as incurred.

Patents, Trademarks, and Other Intellectual Property

We rely on a combination of intellectual property rights, including patents, trademarks, copyrights, trade secrets and contractual provisions to protect our intellectual property. While in the aggregate our more than 570 patents and our trademarks are of considerable importance to the manufacture and marketing of many of our products, we believe that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees than on any individual patent or trademark, and therefore we do not consider any single patent or trademark, group of patents or trademarks, copyright or trade secret to be material to our business as a whole, except for the Gardner Denver trademark. We have registered our trademarks in the countries we deem necessary or in our best interest. We also rely upon trade secret protection for our confidential and proprietary information and techniques, and we routinely enter into confidentiality agreements with our employees as well as our suppliers and other third parties receiving such information.

Pursuant to trademark license agreements, Cooper Industries has exclusive rights to use the Gardner Denver trademark for certain power tools and their components, meaning that we are prevented from using our mark in connection with those products.

Raw Materials and Suppliers

We purchase a wide variety of raw materials to manufacture our products. Our most significant commodity exposures are to cast iron, aluminum and steel. Additionally, we purchase a large number of motors and, therefore, are also exposed to changes in the price of copper, which is a primary component of motors. Most of our raw materials are generally available from a number of suppliers. We have a limited number of long-term contracts with some suppliers of key components, but we believe that our sources of raw materials and components are reliable and adequate for our needs. We use single sources of supply for certain castings, motors and other select engineered components. A disruption in deliveries from a given supplier could therefore have an adverse effect on our ability to meet commitments to our customers. Nevertheless, we believe that we have appropriately balanced this risk against the cost of maintaining a greater number of suppliers. Moreover, we have sought, and will continue to seek, cost reductions in purchases of materials and supplies by consolidating purchases and pursuing alternate sources of supply.

Employees

As of December 31, 2017, we had approximately 6,400 employees of which approximately 2,050 are located in the United States. Of those employees located outside of the United States, a significant portion are represented by works councils and labor unions, and of those employees located in the United States, approximately 200 are represented by labor unions. We believe that our current relations with employees are satisfactory.

Environmental Matters

We are subject to numerous federal, state, local and foreign laws and regulations relating to the storage, handling, emission and disposal of materials and discharge of materials into the environment. We believe that our existing environmental control procedures are adequate and we have no current plans for substantial capital expenditures in this area. We have an environmental policy that confirms our commitment to a clean environment and compliance with environmental laws. We have an active environmental management program aimed at complying with existing environmental regulations and reducing the generation of pollutants in the manufacturing processes. We are also subject to laws concerning the cleanup of hazardous substances and wastes, such as the U.S. federal “Superfund” and similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. We have been identified as a potentially responsible party with respect to several sites designated for cleanup under the “Superfund” or similar state laws. See “Part I, Item 3., Legal Proceedings—Environmental Liabilities.”

Corporate History

Gardner Denver Holdings, Inc. was incorporated in Delaware on March 1, 2013. Through our predecessors, Gardner Denver was founded in Quincy, Illinois in 1859. From August 1943 until the KKR Acquisition we operated as a public company. In July 2013 we were acquired by affiliates of KKR in the KKR Acquisition. We completed our initial public offering in May 2017 and our common stock is listed on the New York Stock Exchange under the symbol “GDI”. Our principal executive offices are located at 222 East Erie Street, Suite 500, Milwaukee, Wisconsin 53202.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.gardnerdenver.com as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also read and copy any filed document at the SEC’s public reference room in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about public reference rooms.

We maintain an internet site at http://www.gardnerdenver.com. From time to time, we may use our website as a distribution channel of material company information. Financial and other important information regarding us is routinely accessible through and posted on our website at www.investors.gardnerdenver.com. In addition, you may automatically receive email alerts and other information about us when you enroll your email address by visiting the Email Alerts section at www.investors.gardnerdenver.com. Our website and the information contained on or connected to that site are not incorporated into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

The following risk factors as well as the other information included in this Form 10-K, including “Selected Historical Consolidated Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto should be carefully considered.  Any of the following risks could materially and adversely affect our business, financial condition or results of operations.  The selected risks described below, however, are not the only risks facing us.  Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Risks Related to Our Business

We have exposure to the risks associated with instability in the global economy and financial markets, which may negatively impact our revenues, liquidity, suppliers and customers.

Our financial performance depends, in large part, on conditions in the markets we serve and on the general condition of the global economy, which impacts these markets. Any sustained weakness in demand for our products and services resulting from a contraction or uncertainty in the global economy could adversely impact our revenues and profitability.

In addition, we believe that many of our suppliers and customers access global credit markets to provide liquidity, and in some cases, utilize external financing to purchase products or finance operations. If our customers are unable to access credit markets or lack liquidity, it may impact customer demand for our products and services.

Furthermore, our products are sold in many industries, some of which are cyclical and may experience periodic contractions. For example, weakness in upstream energy activity in North America significantly impacted our business in 2015 and 2016. Cyclical weakness in the industries that we serve could adversely affect demand for our products and affect our profitability and financial performance.

More than half of our sales and operations are in non-U.S. jurisdictions and we are subject to the economic, political, regulatory and other risks of international operations.

For the year ended December 31, 2017, approximately 56% of our revenues were from customers in countries outside of the United States. We have manufacturing facilities in Germany, the United Kingdom, China, Finland, Italy, India and other countries. We intend to continue to expand our international operations to the extent that suitable opportunities become available. Non-U.S. operations and United States export sales could be adversely affected as a result of: political or economic instability in certain countries; differences in foreign laws, including increased difficulties in protecting intellectual property and uncertainty in enforcement of contract rights; credit risks; currency fluctuations, in particular, changes in currency exchange rates between the U.S. dollar, Euro, British Pound and the Chinese Renminbi; exchange controls; changes in tariff restrictions; significant changes in import/export trade restrictions; royalty and tax increases; nationalization of private enterprises; civil unrest and protests, strikes, acts of terrorism, war or other armed conflict; shipping products during times of crisis or war; and other factors inherent in foreign operations.

In addition, our expansion into new countries may require significant resources and the efforts and attention of our management and other personnel, which will divert resources from our existing business operations. As we expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these risks associated with our international operations.

Our revenues and operating results, especially in the Energy segment, depend on the level of activity in the energy industry, which is significantly affected by volatile oil and gas prices.

Demand for certain products of our Energy segment, particularly in the upstream energy market, depends on the level of activity in oil and gas exploration, development and production, and is primarily tied to the number of working and available drilling rigs, number of wells those rigs drill annually, the amount of hydraulic fracturing horsepower required on average to fracture each well and, ultimately, oil and natural gas prices overall. The energy market is volatile as the worldwide demand for oil and natural gas fluctuates. Generally, when worldwide demand or our customers’ expectations of future prices for these commodities are depressed, the demand for our products used in drilling and recovery applications is reduced. Other factors, including availability of quality drilling prospects, exploration success, relative production costs and political and regulatory environments are also expected to affect the demand for our products. Worldwide military, political and economic events have in the past contributed to oil and gas price volatility and are likely to do so in the future. Accordingly, our operating results for any particular period are not necessarily indicative of the operating results for any future period as the markets for our products have historically experienced volatility. In particular, orders in the Energy segment have historically corresponded to demand for oil and gas and petrochemical products and have been influenced by prices and inventory levels for oil and natural gas, rig count, number of wells those rigs drill annually, the amount of hydraulic fracturing horsepower required on average to fracture each well and other economic factors which we cannot reasonably predict. The Energy segment generated approximately 43% of our consolidated revenues for the year ended December 31, 2017.

Our results of operations are subject to exchange rate and other currency risks. A significant movement in exchange rates could adversely impact our results of operations and cash flows.

We conduct our business in many different currencies. A significant portion of our revenue, approximately 52% for the year ended December 31, 2017, is denominated in currencies other than the U.S. dollar. Accordingly, currency exchange rates, and in particular unfavorable movement in the exchange rates between U.S. dollars and Euros, British Pounds and Chinese Renminbi, affect our operating results. The effects of exchange rate fluctuations on our future operating results are unpredictable because of the number of currencies in which we do business and the potential volatility of exchange rates. We are also subject to the risks of currency controls and devaluations. Although historically not significant, if currency controls were enacted in countries where the Company generates significant cash balances, these controls may limit our ability to convert currencies into U.S. dollars or other currencies, as needed, or to pay dividends or make other payments from funds held by subsidiaries in the countries imposing such controls, which could adversely affect our liquidity. Currency devaluations could also negatively affect our operating margins and cash flows.

Potential governmental regulations restricting the use, and increased public attention to and litigation regarding the impacts, of hydraulic fracturing or other processes on which it relies could reduce demand for our products.

Oil and natural gas extracted from unconventional sources, such as shale, tight sands and coal bed methane, frequently requires hydraulic fracturing. Recent initiatives to study, regulate or otherwise restrict hydraulic fracturing and processes on which it relies, such as water disposal, as well as litigation over hydraulic fracturing impacts, could adversely affect some of our customers and their demand for our products, which could have a material adverse effect on our business, results of operations and financial condition.

For example, although hydraulic fracturing currently is generally exempt from regulation under the U.S. Safe Drinking Water Act’s (“SDWA”) Underground Injection Control program and is typically regulated by state oil and natural gas commissions or similar agencies, several federal agencies have asserted regulatory authority over certain aspects of the process. These include, among others, a number of regulations issued and other steps taken by the U.S. Environmental Protection Agency (“EPA”) over the last five years, including its New Source Performance Standards issued in 2012, its June 2016 rules establishing new emissions standards for methane and additional standards for volatile organic compounds from certain new, modified and reconstructed equipment and processes in the oil and natural gas source category and its June 2016 rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants; and the federal Bureau of Land Management (“BLM”) rule in March 2015 that established new or more stringent standards relating to hydraulic fracturing on federal and American Indian lands (which was the subject of litigation and which the BLM rescinded in December 2017). While the newly appointed EPA administrator and the Trump administration more generally have indicated their interest in scaling back or rescinding regulations that inhibit the development of the U.S. oil and gas industry, it is difficult to predict the extent to which such policies will be implemented or the outcome of any litigation challenging such implementation, such as the suit the State of California’s attorney general filed in January 2018 challenging the BLM’s rescission of its March 2015 rule referred to above.

Moreover, some states and local governments have adopted, and other governmental entities are considering adopting, regulations that could impose more stringent requirements on hydraulic fracturing operations. For example, Texas, Colorado and North Dakota among others have adopted regulations that impose new or more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. States could also elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York in 2015. Local land use restrictions, such as city ordinances, may restrict drilling in general and hydraulic fracturing in particular. Some state and federal regulatory agencies have also recently focused on a connection between the operation of injection wells used for oil and natural gas waste disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity. In March 2016, the United States Geological Survey identified six states with the most significant hazards from induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico and Arkansas. In light of these concerns, some state regulatory agencies have modified their regulations or issued orders to address induced seismicity. For example, in December 2016, the Oklahoma Corporation Commission’s Oil and Gas Conservation Division (the “OCC Division”) and the Oklahoma Geologic Survey released well completion seismicity guidance, which requires operators to take certain prescriptive actions, including mitigation, following anomalous seismic activity within 1.25 miles of hydraulic fracturing operations; and in February 2017, the OCC Division issued an order limiting future increases in the volume of oil and natural gas wastewater injected into the ground in an effort to reduce earthquakes in the state. Ongoing lawsuits have also alleged that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. Increased regulation and attention given to induced seismicity could lead to greater opposition to, and litigation concerning, oil and natural gas activities utilizing hydraulic fracturing or injection wells for waste disposal. The adoption of more stringent regulations regarding hydraulic fracturing and the outcome of litigation over hydraulic fracturing could adversely affect some of our customers and their demand for our products, which could have a material adverse effect on our business, results of operations and financial condition.

We face competition in the markets we serve, which could materially and adversely affect our operating results.

We actively compete with many companies producing similar products. Depending on the particular product and application, we experience competition based on a number of factors, including price, quality, performance and availability. We compete against many companies, including divisions of larger companies with greater financial resources than we possess. As a result, these competitors may be both domestically and internationally better able to withstand a change in conditions within the markets in which we compete and throughout the global economy as a whole.

In addition, our ability to compete effectively depends on how successfully we anticipate and respond to various competitive factors, including new competitors entering our markets, new products and services that may be introduced by competitors, changes in customer preferences, pricing pressures and new government regulations. If we are unable to anticipate our competitors’ development of new products and services, identify customer needs and preferences on a timely basis, or successfully introduce new products and services or modify existing products and service offerings in response to such competitive factors, we could lose customers to competitors. If we cannot compete successfully, our sales and operating results could be materially and adversely affected.

Large or rapid increases in the cost of raw materials and component parts, substantial decreases in their availability or our dependence on particular suppliers of raw materials and component parts could materially and adversely affect our operating results.

Our primary raw materials, directly and indirectly, are cast iron, aluminum and steel. We also purchase a large number of motors and, therefore, also have exposure to changes in the price of copper, which is a primary component of motors. We have long-term contracts with only a few suppliers of key components. Consequently, we are vulnerable to fluctuations in prices and availability of such raw materials. Factors such as supply and demand, freight costs and transportation availability, inventory levels of brokers and dealers, the level of imports and general economic conditions may affect the price and availability of raw materials. In addition, we use single sources of supply for certain iron castings, motors and other select engineered components that are critical in the manufacturing of our products. From time to time in recent years, we have experienced disruptions to our supply deliveries for raw materials and component parts and may experience further supply disruptions. Any such disruption could have a material adverse effect on our ability to timely meet our commitments to customers and, therefore, our operating results.

Our operating results could be adversely affected by a loss or reduction of business with key customers or consolidation or the vertical integration of our customer base.

We derive revenue from certain key customers, in particular with respect to our oilfield service products and services. The loss or reduction of significant contracts with any of these key customers could result in a material decrease of our future profitability and cash flows. In addition, the consolidation or vertical integration of key customers may result in the loss of certain customer contracts or impact demand or competition for our products. Any changes in such customers’ purchasing practices, or decline in such customers’ financial condition, may have a material adverse impact on our business, results of operations and financial condition. Some of our customers are significantly larger than we are, have greater financial and other resources and also have the ability to purchase products from our competitors. As a result of their size and position in the marketplace, some of our customers have significant purchasing leverage and could cause us to materially reduce the price of our products, which could have a material adverse effect on our revenue and profitability. In addition, in the petroleum product market, lost sales may be difficult to replace due to the relative concentration of the customer base. We are unable to predict what effect consolidation in our customers’ industries may have on prices, capital spending by customers, selling strategies, competitive position, our ability to retain customers or our ability to negotiate favorable agreements with customers.

The loss of, or disruption in, our distribution network could have a negative impact on our abilities to ship products, meet customer demand and otherwise operate our business.

We sell a significant portion of our products through independent distributors and sales representatives. We rely in large part on the orderly operation of this distribution network, which depends on adherence to shipping schedules and effective management. We conduct all of our shipping through independent third parties. Although we believe that our receiving, shipping and distribution process is efficient and well-positioned to support our operations and strategic plans, we cannot provide assurance that we have anticipated all issues or that events beyond our control, such as natural disasters or other catastrophic events, labor disagreements, acquisition of distributors by a competitor, consolidation within our distributor network or shipping problems, will not disrupt our distribution network. If complications arise within a segment of our distribution network, the remaining network may not be able to support the resulting additional distribution demands. Any of these disruptions or complications could negatively impact our revenues and costs.

Our ongoing and expected restructuring plans and other cost savings initiatives may not be as effective as we anticipate, and we may fail to realize the cost savings and increased efficiencies that we expect to result from these actions. Our operating results could be negatively affected by our inability to effectively implement such restructuring plans and other cost savings initiatives.

We continually seek ways to simplify or improve processes, eliminate excess capacity and reduce costs in all areas of our operations, which from time to time includes restructuring activities. We have implemented significant restructuring activities across our global manufacturing, sales and distribution footprint, which include workforce reductions and facility consolidations. From 2015 to 2017, we incurred restructuring charges of approximately $42.9 million across our segments in connection with these initiatives. Costs of future initiatives may be material and the savings associated with them are subject to a variety of risks, including our inability to effectively eliminate duplicative back office overhead and overlapping sales personnel, rationalize manufacturing capacity, synchronize information technology systems, consolidate warehousing and distribution facilities and shift production to more economical facilities. As a result, the contemplated costs to effect these initiatives may materially exceed estimates. The initiatives we are contemplating may require consultation with various employees, labor representatives or regulators, and such consultations may influence the timing, costs and extent of expected savings and may result in the loss of skilled employees in connection with the initiatives.

Although we have considered the impact of local regulations, negotiations with employee representatives and the related costs associated with our restructuring activities, factors beyond the control of management may affect the timing of these projects and therefore affect when savings will be achieved under the plans. There can be no assurance that we will be able to successfully implement these cost savings initiatives in the time frames contemplated (or at all) or that we will realize the projected benefits of these and other restructuring and cost savings initiatives. If we are unable to implement our cost savings initiatives, our business may be adversely affected. Moreover, our continued implementation of cost savings initiatives may have a material adverse effect on our business, results of operations and financial condition.

In addition, as we consolidate facilities and relocate manufacturing processes to lower-cost regions, our success will depend on our ability to continue to meet customer demand and maintain a high level of quality throughout the transition. Failure to adequately meet customer demand or maintain a high level or quality could have a material adverse effect on our business, results of operations and financial condition.

Our success depends on our executive management and other key personnel.

Our future success depends to a significant degree on the skills, experience and efforts of our executive management and other key personnel, many of whom have joined the Company since the KKR Transaction, and their ability to provide us with uninterrupted leadership and direction. The failure to retain our executive officers and other key personnel or a failure to provide adequate succession plans could have an adverse impact. The availability of highly qualified talent is limited, and the competition for talent is robust. However, we provide long-term equity incentives and certain other benefits for our executive officers which provide incentives for them to make a long-term commitment to us. Our future success will also depend on our ability to have adequate succession plans in place and to attract, retain and develop qualified personnel. A failure to efficiently replace executive management members and other key personnel and to attract, retain and develop new qualified personnel could have an adverse effect on our operations and implementation of our strategic plan.

Credit and counterparty risks could harm our business.

The financial condition of our customers could affect our ability to market our products or collect receivables. In addition, financial difficulties faced by our customers as a result of an adverse economic event or other market factors may lead to cancellation or delay of orders. Our customers may suffer financial difficulties that make them unable to pay for a product or solution when payments become due, or they may decide not to pay us, either as a matter of corporate decision-making or in response to changes in local laws and regulations. Although historically not material, we cannot be certain that, in the future, expenses or losses for uncollectible amounts will not have a material adverse effect on our revenues, earnings and cash flows.

If we are unable to develop new products and technologies, our competitive position may be impaired, which could materially and adversely affect our sales and market share.

The markets in which we operate are characterized by changing technologies and introductions of new products and services. Our ability to develop new products based on technological innovation can affect our competitive position and often requires the investment of significant resources. Difficulties or delays in research, development or production of new products and technologies, or failure to gain market acceptance of new products and technologies, may significantly reduce future revenues and materially and adversely affect our competitive position. We cannot assure you that we will have sufficient resources to continue to make the investment required to maintain or increase our market share or that our investments will be successful. If we do not compete successfully, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Cost overruns, delays, penalties or liquidated damages could negatively impact our results, particularly with respect to fixed-price contracts for custom engineered products.

A portion of our revenues and earnings is generated through fixed-price contracts for custom engineered products. Certain of these contracts provide for penalties or liquidated damages for failure to timely perform our obligations under the contract, or require that we, at our expense, correct and remedy to the satisfaction of the other party certain defects. Because substantially all of our custom engineered product contracts are at a fixed price, we face the risk that cost overruns, delays, penalties or liquidated damages may exceed, erode or eliminate our expected profit margin, or cause us to record a loss on our projects.

The risk of non-compliance with U.S. and foreign laws and regulations applicable to our international operations could have a significant impact on our results of operations, financial condition or strategic objectives.

Our global operations subject us to regulation by U.S. federal and state laws and multiple foreign laws, regulations and policies, which could result in conflicting legal requirements. These laws and regulations are complex, change frequently, have become more stringent over time and increase our cost of doing business.  These laws and regulations include import and export control, environmental, health and safety regulations, data privacy requirements, international labor laws and work councils and anti-corruption and bribery laws such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, the U.N. Convention Against Bribery and local laws prohibiting corrupt payments to government officials.

We are subject to the risk that we, our employees, our affiliated entities, contractors, agents or their respective officers, directors, employees and agents may take actions determined to be in violation of any of these laws, for which we might be held responsible, particularly as we expand our operations geographically through organic growth and acquisitions. An actual or alleged violation could result in substantial fines, sanctions, civil or criminal penalties, debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations, financial condition or strategic objectives.

U.S. Federal income tax reform could adversely affect us.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect 2017, including, but not limited to, (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years and (2) bonus depreciation that will allow for full expensing of qualified property.

The Tax Act also establishes new tax laws that will affect 2018, including, but not limited to, (1) reduction of the U.S. federal corporate tax rate; (2) elimination of the corporate alternative minimum tax (“AMT”); (3) the creation of the base erosion anti-abuse tax (“BEAT”), a new minimum tax; (4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to tax global intangible low-taxed income (“GILTI”), which allows for the possibility of using foreign tax credits (“FTC”) and a deduction of up to 50% to offset the income tax liability (subject to some limitations); (6) a new limitation on deductible interest expense; (7) the repeal of the domestic production activity deduction; (8) limitations on the deductibility of certain executive compensation; (9) limitations on the use of FTCs to reduce the U.S. income tax liability; and (10) limitations on net operating losses (“NOL”) generated after December 31, 2017, to 80% of taxable income.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

In connection with our initial analysis of the impact of the Tax Act, we have recorded a discrete net tax benefit of $95.3 million in the period ending December 31, 2017. This net expense benefit primarily consists of (1) a net expense benefit for the corporate rate reduction of $89.6 million, (2) a net expense for the transition tax of $63.3 million and (3) a corresponding reduction of the repatriation liability under ASC 740-30 (formerly Accounting Principles Board 23) of $69.0 million.

For various reasons we have not completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of elements for which our analysis is not yet complete, we recorded provisional adjustments, as described above. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act.  As we complete our accounting of the income tax effects of the Tax Act, we anticipate that we may record additional charges or benefits at such time as prescribed by ASC 740 and SAB 118, and as further information becomes available regarding the Tax Act, we may make further adjustments to the provisions that have been recorded in our financial statements.  We also continue to examine the impact this tax reform legislation may have on our business.

The future impacts of the Tax Act on holders of our common shares are uncertain and could in certain instances be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.

A significant portion of our assets consists of goodwill and other intangible assets, the value of which may be reduced if we determine that those assets are impaired.

As a result of the KKR Transaction, we applied the acquisition method of accounting and established a new basis of accounting on July 30, 2013. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible and identifiable intangible assets acquired, liabilities assumed and any non-controlling interest. Intangible assets, including goodwill, are assigned to our reporting units based upon their fair value at the time of acquisition. In accordance with GAAP, goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred.  In 2017, we recorded an impairment charge related to other intangible assets of $1.6 million primarily within the Industrials segment.  In 2016, we recorded an impairment charge related to other intangible assets of $25.3 million primarily within the Industrials segment. In 2015, we recorded a goodwill impairment charge of $343.3 million within the Energy segment and recorded impairment charges related to other intangible assets of $78.1 million within our Industrials, Energy and Medical segments.  As of December 31, 2017, the net carrying value of goodwill and other intangible assets, net represented $2,658.8 million, or 58%, of our total assets. A future impairment, if any, could have a material adverse effect to our consolidated financial position or results of operations. See Note 8 “Goodwill and Other Intangible Assets” to our audited consolidated financial statements for additional information related to impairment testing for goodwill and other intangible assets and the associated charges taken.

Our business could suffer if we experience employee work stoppages, union and work council campaigns or other labor difficulties.

As of December 31, 2017, we had approximately 6,400 employees of which approximately 2,050 were located in the United States. Of those employees located outside of the United States, a significant portion are represented by works councils and labor unions, and of those employees located in the United States, approximately 200 are represented by labor unions. Although we believe that our relations with employees are satisfactory and have not experienced any material work stoppages, work stoppages have occurred, and may in the future occur, and we may not be successful in negotiating new collective bargaining agreements. In addition, negotiations with our union employees may (1) result in significant increases in our cost of labor, (2) divert management’s attention away from operating our business or (3) break down and result in the disruption of our operations. The occurrence of any of the preceding conditions could impair our ability to manufacture our products and result in increased costs and/or decreased operating results.

We are a defendant in certain asbestos and silica-related personal injury lawsuits, which could adversely affect our financial condition.

We have been named as a defendant in many asbestos and silica-related personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources, and typically we are one of approximately 25 or more named defendants. We believe that, given our financial reserves and anticipated insurance recoveries, the pending and potential future lawsuits are not likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case (discussed below), or other inability to collect from our historical insurers or indemnitors, could cause a different outcome. In addition, even if any damages payable by us in any individual lawsuit are not material, the aggregate damages and related defense costs could be material and could materially adversely affect our financial condition if we were to receive an adverse judgment in a number of these lawsuits. Accordingly, the resolution of pending or future lawsuits may have a material adverse effect on our consolidated financial position, results of operations or liquidity. See “Business—Legal Proceedings—Asbestos and Silica-Related Litigation.”

Acquisitions and integrating such acquisitions create certain risks and may affect our operating results.

We have acquired businesses in the past and may continue to acquire businesses or assets in the future. The acquisition and integration of businesses or assets involves a number of risks. The core risks are valuation (negotiating a fair price for the business), integration (managing the process of integrating the acquired company’s people, products, technology and other assets to extract the value and synergies projected to be realized in connection with the acquisition), regulation (obtaining necessary regulatory or other government approvals that may be necessary to complete acquisitions) and diligence (identifying undisclosed or unknown liabilities or restrictions that will be assumed in the acquisition).

In addition, acquisitions outside of the United States often involve additional or increased risks including, for example:

•	managing geographically separated organizations, systems and facilities;
•	integrating personnel with diverse business backgrounds and organizational cultures;
•	complying with non-U.S. regulatory requirements;
•	fluctuations in currency exchange rates;
•	enforcement of intellectual property rights in some non-U.S. countries;
•	difficulty entering new non-U.S. markets due to, among other things, consumer acceptance and business knowledge of these new markets; and
•	general economic and political conditions.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with acquisitions and the integration of an acquired company’s operations could have an adverse effect on our business, results of operations, financial condition or prospects.

A natural disaster, catastrophe or other event could result in severe property damage, which could adversely affect our operations.

Some of our operations involve risks of, among other things, property damage, which could curtail our operations. For example, disruptions in operations or damage to a manufacturing plant could reduce our ability to produce products and satisfy customer demand. If one of more of our manufacturing facilities are damaged by severe weather or any other disaster, accident, catastrophe or event, our operations could be significantly interrupted. Similar interruptions could result from damage to production or other facilities that provide supplies or other raw materials to our plants or other stoppages arising from factors beyond our control. These interruptions might involve significant damage to, among other things, property, and repairs might take from a week or less for a minor incident to many months for a major interruption.

Information systems failure may disrupt our business and result in financial loss and liability to our customers.

Our business is highly dependent on financial, accounting and other data-processing systems and other communications and information systems, including our enterprise resource planning tools. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. If any of these systems fail, whether caused by fire, other natural disaster, power or telecommunications failure, acts of cyber terrorism or war or otherwise, or they do not function correctly, we could suffer financial loss, business disruption, liability to our customers, regulatory intervention or damage to our reputation. If our systems are unable to accommodate an increasing volume of transactions, our ability to grow could be limited. Although we have backup systems, procedures and capabilities in place, they may also fail or be inadequate. Further, to the extent that we may have customer information in our databases, any unauthorized disclosure of, or access to, such information could result in claims under data protection laws and regulations. If any of these risks materialize, our reputation and our ability to conduct our business may be materially adversely affected.

The nature of our products creates the possibility of significant product liability and warranty claims, which could harm our business.

Customers use some of our products in potentially hazardous applications that can cause injury or loss of life and damage to property, equipment or the environment. In addition, our products are integral to the production process for some end-users and any failure of our products could result in a suspension of operations. Although we maintain quality controls and procedures, we cannot be certain that our products will be completely free from defects. We maintain amounts and types of insurance coverage that we believe are currently adequate and consistent with normal industry practice for a company of our relative size, and we limit our liability by contract wherever possible. However, we cannot guarantee that insurance will be available or adequate to cover all liabilities incurred. We also may not be able to maintain insurance in the future at levels we believe are necessary and at rates we consider reasonable. We may be named as a defendant in product liability or other lawsuits asserting potentially large claims if an accident occurs at a location where our equipment and services have been or are being used.

Environmental compliance costs and liabilities could adversely affect our financial condition.

Our operations and properties are subject to increasingly stringent domestic and foreign laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges, waste management and workplace safety. Under such laws and regulations, we can be subject to substantial fines and sanctions for violations and be required to install costly pollution control equipment or put into effect operational changes to limit pollution emissions or decrease the likelihood of accidental hazardous substance releases.

We use and generate hazardous substances and waste in our manufacturing operations. In addition, many of our current and former properties are, or have been, used for industrial purposes. We have been identified as a potentially responsible party with respect to several sites designated for cleanup under U.S. federal “Superfund” or similar state laws that may impose joint and several liability for cleanup of certain waste sites and for related natural resource damages. An accrued liability on our balance sheet reflects costs that are probable and estimable for our projected financial obligations relating to these matters. If we have underestimated our remaining financial obligations, we may face greater exposure that could have an adverse effect on our financial condition, results of operations or liquidity.

We have experienced, and expect to continue to experience, operating costs to comply with environmental laws and regulations. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new cleanup requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition, results of operations or liquidity.

Third parties may infringe upon our intellectual property or may claim we have infringed their intellectual property, and we may expend significant resources enforcing or defending our rights or suffer competitive injury.

Our success depends in part on the creation, maintenance and protection of our proprietary technology and intellectual property rights. We rely on a combination of patents, trademarks, trade secrets, copyrights, confidentiality provisions, contractual restrictions and licensing arrangements to establish and protect our proprietary rights. Our nondisclosure agreements and confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies and processes, and may not provide an adequate remedy in the event of breach of such agreements or unauthorized disclosure of such information, and if a competitor lawfully obtains or independently develops our trade secrets, we would have no right to prevent such competitor from using such technology or information to compete with us, either of which could harm our competitive position. Our applications for patent and trademark protection may not be granted, or the claims or scope of such issued patents or registered trademarks may not be sufficiently broad to protect our products. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for some of our trademarks and patents in some foreign countries. We may be required to spend significant resources to monitor and police our intellectual property rights, and we cannot guarantee that such efforts will be successful in preventing infringement or misappropriation. If we fail to successfully enforce these intellectual property rights, our competitive position could suffer, which could harm our operating results.

Although we make a significant effort to avoid infringing known proprietary rights of third parties, the steps we take to prevent misappropriation, infringement or other violation of the intellectual property of others may not be successful and from time to time we may receive notice that a third party believes that our products may be infringing certain patents, trademarks or other proprietary rights of such third party. Responding to and defending such claims, regardless of their merit, can be costly and time-consuming, can divert management’s attention and other resources, and we may not prevail. Depending on the resolution of such claims, we may be barred from using a specific technology or other rights, may be required to redesign or re-engineer a product which may require significant resources, may be required to enter into licensing arrangements from the third party claiming infringement (which may not be available on commercially reasonable terms, or at all), or may become liable for significant damages.

If any of the foregoing occurs, our ability to compete could be affected or our business, financial condition and results of operations may be materially adversely affected.

We face risks associated with our pension and other postretirement benefit obligations.

We have both funded and unfunded pension and other postretirement benefit plans worldwide. As of December 31, 2017, our projected benefit obligations under our pension and other postretirement benefit plans exceeded the fair value of plan assets by an aggregate of approximately $97.2 million (“unfunded status”), compared to $124.4 million as of December 31, 2016. Estimates for the amount and timing of the future funding obligations of these benefit plans are based on various assumptions. These assumptions include discount rates, rates of compensation increases, expected long-term rates of return on plan assets and expected healthcare cost trend rates. If our assumptions prove incorrect, our funding obligations may increase, which may have a material adverse effect on our financial results.

We have invested the plan assets of our funded benefit plans in various equity and debt securities. A deterioration in the value of plan assets could cause the unfunded status of these benefit plans to increase, thereby increasing our obligation to make additional contributions to these plans. An obligation to make contributions to our benefit plans could reduce the cash available for working capital and other corporate uses, and may have an adverse impact on our operations, financial condition and liquidity.

Risks Related to Our Indebtedness

Our substantial indebtedness could have important adverse consequences and adversely affect our financial condition.

We have a significant amount of indebtedness. As of December 31, 2017, we had total indebtedness of $2,040.2 million, and we had availability under the Revolving Credit Facility and the Receivables Financing Agreement of $352.6 million and $66.8 million, respectively.  Our high level of debt could have important consequences, including: making it more difficult for us to satisfy our obligations with respect to our debt; limiting our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions, or other general corporate requirements; requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions and other general corporate purposes; increasing our vulnerability to adverse changes in general economic, industry and competitive conditions; exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Senior Secured Credit Facilities, are at variable rates of interest; limiting our flexibility in planning for and reacting to changes in the industries in which we compete; placing us at a disadvantage compared to other, less leveraged competitors; increasing our cost of borrowing; and hampering our ability to execute on our growth strategy.  For a complete description of the Company’s credit facilities and definitions of capitalized terms used in this section, see Note 10 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on, or refinance, our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control (as well as and including those factors discussed under “Risks Related to Our Business” above). We may be unable to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital, or restructure or refinance our indebtedness. We may not be able to implement any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.

If we cannot make scheduled payments on our debt, we will be in default and the lenders under the Revolving Credit Facility could terminate their commitments to loan money, and our secured lenders (including the lenders under the Senior Secured Credit Facilities) could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

Despite our level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt, including off-balance sheet financing, contractual obligations and general and commercial liabilities. This could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may be able to incur significant additional indebtedness in the future, including off-balance sheet financings, contractual obligations and general and commercial liabilities. Although the credit agreement governing the Senior Secured Credit Facilities contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. In addition, we can increase the borrowing availability under the Senior Secured Credit Facilities by up to $250 million in the form of additional commitments under the Revolving Credit Facility and/or incremental term loans plus an additional amount so long as we do not exceed a specified senior secured leverage ratio. We also can incur additional secured indebtedness under the Term Loan Facilities if certain specified conditions are met under the credit agreement governing the Term Loan Facilities. If new debt is added to our current debt levels, the related risks that we now face could intensify.  For a complete description of the Company’s credit facilities and definitions of capitalized terms used in this section, see Note 10 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K.

The terms of the credit agreement governing the Senior Secured Credit Facilities may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The credit agreement governing the Senior Secured Credit Facilities contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our best interest, including restrictions on our ability to: incur additional indebtedness and guarantee indebtedness; pay dividends, make other distributions in respect of, or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans, investments and other restricted payments; sell or otherwise dispose of assets; incur liens; enter into transactions with affiliates; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge or sell all or substantially all of our assets; make needed capital expenditures; make strategic acquisitions, investments or enter into joint ventures; plan for or react to market conditions or otherwise execute our business strategies; and engage in business activities, including future opportunities, that may be in our interest.

A breach of the covenants under the credit agreement governing the Senior Secured Credit Facilities could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt principal and/or related interest payments and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our Senior Secured Credit Facilities would permit the lenders under our Revolving Credit Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our Senior Secured Credit Facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings and/or interest, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Senior Secured Credit Facilities and our Receivables Financing Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

We utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable rate indebtedness and we will be exposed to risks related to counterparty credit worthiness or non-performance of these instruments.

We have entered into pay-fixed interest rate swaps instruments to limit our exposure to changes in variable interest rates. Such instruments will result in economic losses should interest rates not rise above the pay-fixed interest rate in the derivative contracts. We will be exposed to credit-related losses which could impact the results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the credit worthiness or non-performance by the counterparties to the interest rate swaps. See Note 16 “Hedging Activities, Derivative Instruments and Credit Risk” to our audited consolidated financial statements included elsewhere in this Form 10-K.

If the financial institutions that are part of the syndicate of our Revolving Credit Facility fail to extend credit under our facility or reduce the borrowing base under our Revolving Credit Facility, our liquidity and results of operations may be adversely affected.

We have access to capital through our Revolving Credit Facility, which is part of our Senior Secured Credit Facilities. Each financial institution which is part of the syndicate for our Revolving Credit Facility is responsible on a several, but not joint, basis for providing a portion of the loans to be made under our facility. If any participant or group of participants with a significant portion of the commitments in our Revolving Credit Facility fails to satisfy its or their respective obligations to extend credit under the facility and we are unable to find a replacement for such participant or participants on a timely basis (if at all), our liquidity may be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our corporate headquarters is a leased facility located at 222 East Erie Street, Milwaukee, Wisconsin 53202.  The number of significant properties used by each of our segments is summarized by segment, type and geographic location in the tables below.

	Type of Significant Property
	Manufacturing	Warehouse	Other	Total
Industrials
Americas	5	1	0	6
EMEA	9	1	15	25
APAC	1	1	8	10
Industrials Total	15	3	23	41

Energy
Americas	8	2	9	19
EMEA	5	0	2	7
APAC	2	0	2	4
Energy Total	15	2	13	30

Medical
Americas	3	0	0	3
EMEA	4	0	1	5
APAC	1	0	0	1
Medical Total	8	0	1	9

Total (All Segments)
Americas	16	3	9	28
EMEA	18	1	18	37
APAC	4	1	10	15
Company Total(1)	38	5	37	80

(1)	Two facilities are shared between our segments and each is counted once, in the Industrials segment, to avoid double counting.

We believe that our properties, taken as a whole, are in good operating condition and are suitable for our business operations.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature for a company of our size and in our sector.  We believe that such proceedings, lawsuits, and administrative actions will not materially adversely affect our operations, financial condition, liquidity or competitive position.  A more detailed discussion of certain of these proceedings, lawsuits, and administrative actions is set forth below.

Environmental Matters

We are subject to numerous federal, state, local and foreign laws and regulations relating to the storage, handling, emission and disposal of materials and discharge of materials into the environment. We believe that our existing environmental control procedures are adequate and we have no current plans for substantial capital expenditures in this area. We have an environmental policy that confirms our commitment to a clean environment and compliance with environmental laws. We have an active environmental management program aimed at complying with existing environmental regulations and reducing the generation of pollutants in the manufacturing processes. We are also subject to laws concerning the cleanup of hazardous substances and wastes, such as the U.S. federal “Superfund” and similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. We have been identified as a potentially responsible party with respect to several sites designated for cleanup under the “Superfund” or similar state laws.

Asbestos and Silica-Related Litigation

We have been named as a defendant in many asbestos-related and silica-related personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources and typically we are one of approximately 25 or more named defendants. Our predecessors sometimes manufactured, distributed and/or sold products allegedly at issue in these pending asbestos and silica-related lawsuits (the “Products”). However, neither we nor our predecessors ever mined, manufactured, mixed, produced or distributed asbestos fiber or silica sand, the materials that allegedly caused the injury underlying the lawsuits. Moreover, the asbestos-containing components of the Products, if any, were enclosed within the subject Products.

Although we have never mined, manufactured, mixed, produced or distributed asbestos fiber or silica, many of the companies that did engage in such activities or produced such products are no longer in operation. This has led to law firms seeking potential alternative companies to name in lawsuits where there has been an asbestos or silica related injury. However, in our opinion, based on our experience to date, the substantial majority of the plaintiffs have not suffered an injury for which we bear responsibility.

We believe that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: our anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the Products described above; our opinion, based on our experience to date, that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which we otherwise bear responsibility; various potential defenses available to us with respect to such matters; and our prior disposition of comparable matters. However, inherent uncertainties of litigation and future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case (discussed below), or other inability to collect from our historical insurers or indemnitors, could cause a different outcome. While the outcome of legal proceedings is inherently uncertain, based on presently known facts, experience and circumstances, we believe that the amounts accrued on the Company’s balance sheet are adequate and that the liabilities arising from the asbestos and silica-related personal injury lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. We have accrued liabilities and other liabilities on our consolidated balance sheet to include a total litigation reserve of $105.6 million and $108.5 million as of December 31, 2017 and December 31, 2016 respectively, with respect to potential liability arising from our asbestos-related litigation.  Asbestos-related defense costs are excluded from the asbestos claims liability and are recorded separately as an operating expense as services are incurred. We currently expect to continue to incur significant asbestos-related defense costs. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity, and defense costs may be material. However, at this time, based on presently available information, we view this possibility as remote.

We have entered into a series of agreements with certain of the Company’s or the Company’s predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against us. We have also pursued litigation against certain insurers or indemnitors where necessary. We have an insurance recovery receivable for probable asbestos related recoveries of approximately $100.4 million and $97.3 million, which is included on our consolidated balance sheet as of December 31, 2017 and December 31, 2016, respectively.

The largest such recent action, Gardner Denver, Inc. v. Certain Underwriters at Lloyd’s, London, et al., was filed on July 9, 2010, in the Eighth Judicial Circuit, Adams County, Illinois, as case number 10-L-48 (the “Adams County Case”). In the lawsuit, we seek, among other things, to require certain excess insurer defendants to honor their insurance policy obligations to us, including payment in whole or in part of the costs associated with the asbestos-related lawsuits filed against us. In October 2011, we reached a settlement with one of the insurer defendants, which had issued both primary and excess policies, for approximately the amount of such defendant’s policies which were subject to the lawsuit. Since then, the case has been proceeding through the discovery and motions process with the remaining insurer defendants. On January 29, 2016, we prevailed on the first phase of that discovery and motions process (“Phase I”). Specifically, the Court in the Adams County Case ruled that we have rights under all of the policies in the case, subject to their terms and conditions, even though the policies were sold to our former owners rather than to the Company itself. On June 9, 2016, the Court denied a motion by several of the insurers who sought permission to appeal the Phase I ruling now rather than waiting until the end of the whole case as is normally required. The case has now begun proceeding through the discovery and motions process regarding the remaining issues in dispute.

A majority of our expected future recoveries of the costs associated with the asbestos-related lawsuits are the subject of the Adams County Case.

The amounts we recorded for asbestos-related liabilities and insurance recoveries are based on currently available information and assumptions that we believe are reasonable based on our evaluation of relevant factors with input from a third party actuarial expert. Our actual liabilities or insurance recoveries could be higher or lower than those recorded if actual results vary significantly from the assumptions. There are a number of key variables and assumptions including the number and type of new claims to be filed each year, the resolution or outcome of these claims, the average cost of resolution of each new claim, the amount of insurance available, allocation methodologies, the contractual terms with each insurer with whom we have reached settlements, the resolution of coverage issues with other excess insurance carriers with whom we have not yet achieved settlements and the solvency risk with respect to our insurance carriers. Other factors that may affect our future liability include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, legal rulings that may be made by state and federal courts and the passage of state or federal legislation. We make the necessary adjustments for our asbestos liability and corresponding insurance recoveries on an annual basis unless facts or circumstances warrant assessment as of an interim date.

Environmental Liabilities

We have been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under U.S. federal “Superfund” or similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. Persons potentially liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although these laws impose joint and several liability on PRPs, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Based on currently available information, our Company was only a small contributor to these waste sites, and we have, or are attempting to negotiate, de minimis settlements for our cleanup. The cleanup of the remaining sites is substantially complete and our future obligations entail a share of the sites’ ongoing operating and maintenance expense. We are also addressing four on-site cleanups for which we are the primary responsible party.  Three of these cleanup sites are in the operation and maintenance stage and one is in the implementation stage.

We have an accrued liability on our consolidated balance sheet of $7.5 million and $7.6 million as of December 31, 2017 and December 31, 2016, respectively, to the extent costs are known or can be reasonably estimated for our remaining financial obligations for the environmental matters discussed above and which does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, we do not anticipate any material adverse effect on our results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, $0.01 par value per share, began trading on the New York Stock Exchange (“NYSE”) under the symbol “GDI” on May 12, 2017.  Prior to that time, there was no public market for our common stock.  As of January 31, 2018, there were 216 holders of record of our common stock.  This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers, and other financial institutions.  The following table sets forth the high and low intra-day sale prices per share for our common stock as reported on the NYSE for the periods indicated.

	Stock Price
	High	Low
Fiscal year ended December 31, 2017:
Second quarter ended June 30, 2017 (beginning on May 12, 2017)	$24.55	$19.91
Third quarter ended September 30, 2017	$27.65	$20.55
Fourth quarter ended December 31, 2017	$34.63	$26.10

Dividend Policy

We do not intend to pay cash dividends on our common stock in the foreseeable future. We may, in the future, decide to pay dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions contained in current or future financing instruments and other factors that our board of directors deem relevant. Additionally, our ability to pay dividends is limited by restrictions on the ability of our operating subsidiaries to make distributions, including restrictions under the terms of the agreements governing our debt.  We did not declare or pay dividends to the holders of our common stock in the years ended December 31, 2017 and 2016.

Company Purchases

The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended December 31, 2017.  The repurchases relate to purchases of our common stock as a result of net exercises of stock options and have been recorded as “Treasury stock at cost” in the Consolidated Balance Sheet.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017	9,469	$29.21	-	-
November 1, 2017 - November 30, 2017	24,297	$27.23	-	-
December 1, 2017 - December 31, 2017	-	$-	-	-

(1)
Includes 9,469 and 24,297 shares for the periods from October 1, 2017 through October 31, 2017 and November 1, 2017 through November 30, 2017, respectively, repurchased in connection with net exercises of stock options.

(2)	The average price paid per share includes brokerage commissions.

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below is our selected consolidated financial data as of the dates and for the periods indicated.  The selected consolidated financial data as of December 31, 2017 and 2016 and for the fiscal years ended December 31, 2017, 2016, and 2015 have been derived from our audited consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.  The selected consolidated financial data as of December 31, 2015, December 31, 2014, and for the period from July 30, 2013 through December 31, 2013 have been derived from our consolidated financial statements and related notes thereto not included in this Form 10-K.  The selected historical consolidated financial data as of July 29, 2013 and for the period from January 1, 2013 through July 29, 2013 have been derived from the consolidated financial statements and related notes thereto of Gardner Denver, Inc., our “accounting predecessor,” not included in this Form 10-K.

Selected historical consolidated financial data are presented for two periods: Predecessor and Successor, which relate to the period preceding the KKR Transaction and the period succeeding the KKR Transaction, respectively.  The Company refers to the operations of our accounting predecessor and its subsidiaries for the Predecessor period and the operations of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and subsidiaries for the Successor periods.  The financial Successor and Predecessor financial statements are not comparable as a result of the application of acquisition accounting and changes in the Company’s capital structure resulting from the KKR Transaction.

The selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Successor					Predecessor
(in millions, except per share amounts)	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	July 30, 2013 – December 31, 2013	January 1, 2013 – July 29, 2013
Consolidated Statements of Operations:
Revenues	$2,375.4	$1,939.4	$2,126.9	$2,570.0	$978.4	$1,231.6
Cost of sales	1,477.5	1,222.7	1,347.8	1,633.2	666.5	799.5
Gross profit	897.9	716.7	779.1	936.8	311.9	432.1
Selling and administrative expenses	446.6	414.3	427.0	476.0	193.7	263.8
Amortization of intangible assets	118.9	124.2	115.4	113.3	111.9	9.9
Impairment of goodwill	-	-	343.3	220.6	-	-
Impairment of other intangible assets	1.6	25.3	78.1	14.4	-	-
Other operating expense, net	222.1	48.6	20.7	64.3	76.9	46.5
Operating income (loss)	108.7	104.3	(205.4)	48.2	(70.6)	111.9
Interest expense	140.7	170.3	162.9	164.4	65.4	6.6
Loss on extinguishment of debt	84.5	-	-	-	-	-
Other income, net	(3.8)	(2.8)	(1.6)	(3.3)	(2.1)	(2.0)
(Loss) income before income taxes	(112.7)	(63.2)	(366.7)	(112.9)	(133.9)	107.3
(Benefit) provision for income taxes	(131.2)	(31.9)	(14.7)	23.0	(59.4)	35.4
Net income (loss)	18.5	(31.3)	(352.0)	(135.9)	(74.5)	71.9
Less: Net income (loss) attributable to noncontrolling interest	0.1	5.3	(0.8)	(0.9)	(1.1)	0.7
Net income (loss) attributable to Gardner Denver Holdings, Inc.	$18.4	$(36.6)	$(351.2)	$(135.0)	$(73.4)	$71.2

Earnings (Loss) per share, basic	$0.10	$(0.25)	$(2.35)	$(0.91)
Earnings (Loss) per share, diluted	$0.10	$(0.25)	$(2.35)	$(0.91)
Weighted average shares, basic	182.2	149.2	149.6	148.9
Weighted average shares, diluted	188.4	149.2	149.6	148.9

Statement of Cash Flow Data:
Cash flows - operating activities	$200.5	$165.6	$172.1	$141.8	$(15.2)	$77.4
Cash flows - investing activities	(60.8)	(82.1)	(84.0)	(155.4)	(3,806.7)	(15.1)
Cash flows - financing activities	(17.4)	(43.0)	(35.0)	(3.7)	3,929.5	(205.0)

Balance Sheet Data (at period end):
Cash and cash equivalents	$393.3	$255.8	$228.3	$184.2	$218.7	$107.4
Total assets	4,621.2	4,316.0	4,462.0	5,107.1	5,420.7	2,376.4
Total liabilities	3,144.4	4,044.2	4,056.5	4,218.5	4,226.4	847.3
Total stockholders’ equity	1,476.8	271.8	405.5	888.6	1,194.3	1,529.1

Other Financial Data (unaudited):
Adjusted EBITDA(1)	$561.5	$400.7	$418.9
Adjusted net income(1)	249.3	133.6	128.1
Capital expenditures	56.8	74.4	71.0
Free cash flow(1)	143.7	91.2	101.1

(1)
We report our financial results in accordance with GAAP. To supplement this information, we also use the following measures in this Form 10-K: “Adjusted EBITDA,” “Adjusted Net Income” and “Free Cash Flow.” Management believes that Adjusted EBITDA and Adjusted Net Income are helpful supplemental measures to assist us and investors in evaluating our operating results as they exclude certain items whose fluctuation from period to period do not necessarily correspond to changes in the operations of our business. Adjusted EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, as further adjusted to exclude certain non-cash, non-recurring and other adjustment items. We believe that the adjustments applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about non-recurring items that we do not expect to continue at the same level in the future. Adjusted Net Income is defined as net income (loss) including interest, depreciation and amortization of non-acquisition related intangible assets and excluding other items used to calculate Adjusted EBITDA and further adjusted for the tax effect of these exclusions.

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

As a result, we and our board of directors regularly use these measures as tools in evaluating our operating and financial performance and in establishing discretionary annual compensation. Such measures are provided in addition to, and should not be considered to be a substitute for, or superior to, the comparable measure under GAAP. In addition, we believe that Adjusted EBITDA, Adjusted Net Income and Free Cash Flow are frequently used by investors, analysts and other interested parties in the evaluation of issuers, many of which also present Adjusted EBITDA, Adjusted Net Income and Free Cash Flow when reporting their results in an effort to facilitate an understanding of their operating and financial results and liquidity.

Adjusted EBITDA, Adjusted Net Income and Free Cash Flow should not be considered as alternatives to net income (loss) or other performance measures calculated in accordance with GAAP, or as alternatives to cash flow from operating activities as a measure of our liquidity. Adjusted EBITDA, Adjusted Net Income and Free Cash Flow have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under GAAP.

Set forth below are the reconciliations of net income (loss) to Adjusted EBITDA and Adjusted Net Income and cash flows from operating activities to Free Cash Flow.

	Year Ended December 31,
(in millions)	2017	2016	2015
Net Income (Loss)	$18.5	$(31.3)	$(352.0)
Plus:
Interest expense	140.7	170.3	162.9
Benefit for income taxes	(131.2)	(31.9)	(14.7)
Depreciation expense	54.9	48.5	47.6
Amortization expense(a)	118.9	124.2	115.4
Impairment of goodwill and other intangible assets(b)	1.6	25.3	421.4
Sponsor fees and expenses(c)	17.3	4.8	4.6
Restructuring and related business transformation costs(d)	24.7	78.7	31.4
Acquisition related expenses and non-cash charges(e)	4.1	4.3	4.8
Environmental remediation loss reserve(f)	0.9	5.6	-
Expenses related to public stock offerings(g)	4.1	-	-
Establish public company financial reporting compliance(h)	8.1	0.2	-
Stock-based compensation(i)	194.2	-	-
Loss on extinguishment of debt(j)	84.5	-	-
Foreign currency transaction losses (gains), net	9.3	(5.9)	1.1
Other adjustments(k)	10.9	7.9	(3.6)
Adjusted EBITDA	$561.5	$400.7	$418.9
Minus:
Interest expense	$140.7	$170.3	$162.9
Income tax provision, as adjusted(l)	105.4	34.7	71.9
Depreciation expense	54.9	48.5	47.6
Amortization of non-acquisition related intangible assets	11.2	13.6	8.4
Adjusted Net Income	$249.3	$133.6	$128.1
Free Cash Flow
Cash flows - operating activities	$200.5	$165.6	$172.1
Minus:
Capital Expenditures	56.8	74.4	71.0
Free Cash Flow	$143.7	$91.2	$101.1

(a)
Represents $107.7 million, $110.6 million and $107.0 million of amortization of intangible assets arising from the KKR Transaction and other acquisitions (customer relationships and trademarks) and $11.2 million, $13.6 million, and $8.4 million of amortization of non-acquisition related intangible assets, in each case for the years ended December 31, 2017, 2016 and 2015, respectively.

(b)	Represents non-cash charges for impairment of goodwill and other intangible assets.

(c)	Represents management fees and expenses paid to our Sponsor, including a monitoring agreement termination fee of $16.2 million paid in 2017 concurrent with our initial public offering on May 12, 2017.

(d)	Restructuring and related business transformation costs consist of the following.

	Year Ended December 31,
(in millions)	2017	2016	2015
Restructuring charges	$5.3	$32.9	$4.7
Severance, sign-on, relocation and executive search costs	3.5	22.4	18.4
Facility reorganization, relocation and other costs	5.3	8.7	1.6
Information technology infrastructure transformation	5.2	2.3	-
Losses (gains) on asset and business disposals	0.8	0.1	(4.5)
Consultant and other advisor fees	1.7	9.7	10.1
Other, net	2.9	2.6	1.1
Total restructuring and related business transformation costs	$24.7	$78.7	$31.4

(e)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs and non-cash charges and credits arising from fair value purchase accounting adjustments.

(f)	Represents estimated environmental remediation costs and losses relating to a former production facility.

(g)	Represents certain expenses related to the Company’s initial public offering and subsequent secondary offerings.

(h)
Represents third party expenses to comply with the requirements of Sarbanes-Oxley in 2018 and the accelerated adoption of the new revenue recognition standard (ASC 606 – Revenue from Contracts with Customers) in the first quarter of 2018, one year ahead of the adoption date for a private company.  These expenses were previously included in “Expenses related to the initial public offering” and prior periods have been restated to conform to current period presentation.

(i)
Represents stock-based compensation expense recognized for stock options outstanding ($77.6 million) and DSUs granted to employees at the date of the initial public offering ($97.4 million) under the 2013 Stock Incentive Plan, and employer taxes related to DSUs granted to employees at the date of the initial public offering ($19.2 million).

(j)
Represents losses on extinguishment of debt recognized on the redemption of the senior notes and a portion of the Original Dollar Term Loan Facility with proceeds from the initial public offering in May 2017 ($50.4 million) and in connection with the refinancing of the Original Dollar Term Loan Facility and the Original Euro Term Loan Facility in August 2017 ($34.1 million).

(k)
Includes (i) non-cash impact of net LIFO reserve adjustments, (ii) effects of amortization of prior service costs and amortization of gains in pension and other postretirement benefits (OPEB) expense, (iii) certain legal and compliance costs and (iv) other miscellaneous adjustments. Formerly included “Foreign currency transaction losses (gains), net”, the years ended December 31 2016 and 2015 have been restated to conform to the year ended December 31, 2017 presentation.

Represents our income tax provision adjusted for the tax effect of pre-tax items excluded from Adjusted Net Income and the removal of the applicable discrete tax items.  The tax effect of pre-tax items excluded from Adjusted Net Income is computed using the statutory tax rate related to the jurisdiction that was impacted by the adjustment after taking into account the impact of permanent differences and valuation allowances.  Discrete tax items include changes in tax laws or rates, changes in uncertain tax positions relating to prior years and changes in valuation allowances. All impacts relating the Tax Cuts and Jobs Act of 2017 have been included as an adjustment on the ‘Tax law change” line of the table below.

The income tax provision, as adjusted for each of the periods presented below consists of the following.

	Year Ended December 31,
(in millions)	2017	2016	2015
Benefit for income taxes	$(131.2)	$(31.9)	$(14.7)
Tax impact of pre-tax income adjustments	139.3	71.8	76.7
Tax law change	95.3	-	-
Discrete tax items	2.0	(5.2)	9.9
Income tax provision, as adjusted	$105.4	$34.7	$71.9

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with “Item 6. Selected Financial Data” and our audited consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.  This discussion contains forward-looking statements and involves numerous risks and uncertainties.  Our actual results may differ materially from those anticipated in any forward-looking statements as a result of many factors, including those set forth under the “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Form 10-K.

Executive Overview

Our Company

We are a leading global provider of mission-critical flow control and compression equipment and associated aftermarket parts, consumables and services, which we sell across multiple attractive end-markets within the industrial, energy and medical industries. We manufacture one of the broadest and most complete ranges of compressor, pump, vacuum and blower products in our markets, which, combined with our global geographic footprint and application expertise, allows us to provide differentiated product and service offerings to our customers. Our products are sold under a collection of premier, market-leading brands, including Gardner Denver, CompAir, Nash, Emco Wheaton, Robuschi, Elmo Rietschle and Thomas, which we believe are globally recognized in their respective end-markets and known for product quality, reliability, efficiency and superior customer service. These attributes, along with over 155 years of engineering heritage, generate strong brand loyalty for our products and foster long-standing customer relationships, which we believe have resulted in leading market positions within each of our operating segments. We have sales in more than 175 countries and our diverse customer base utilizes our products across a wide array of end-markets that have favorable near- and long-term growth prospects, including industrial manufacturing, energy (with particular exposure to the North American upstream land-based market), transportation, medical and laboratory sciences, food and beverage packaging and chemical processing.

Our products and services are critical to the processes and systems in which they are utilized, which are often complex and function in harsh conditions where the cost of failure or downtime is high. However, our products and services typically represent only a small portion of the costs of the overall systems or functions that they support. As a result, our customers place a high value on our application expertise, product reliability and the responsiveness of our service. To support our customers and market presence, we maintain significant global scale with 38 key manufacturing facilities, more than 30 complementary service and repair centers across six continents and approximately 6,400 employees worldwide as of December 31, 2017.

The process-critical nature of our product applications, coupled with the standard wear and tear replacement cycles associated with the usage of our products, generates opportunities to support customers with our broad portfolio of aftermarket parts, consumables and services. Customers place a high value on minimizing any time their operations are offline. As a result, the availability of replacement parts, consumables and our repair and support services are key components of our value proposition. Our large installed base of products provides a recurring revenue stream through our aftermarket parts, consumables and services offerings. As a result, our aftermarket revenue is significant, representing 41% of total Company revenue and approximately 45% of our combined Industrials and Energy segments’ revenue in 2017.

Our Segments

We report our results of operations through three reportable segments: Industrials, Energy and Medical.

Industrials

We design, manufacture, market and service a broad range of air compression, vacuum and blower products, including associated aftermarket parts, consumables and services, across a wide array of technologies and applications for use in diverse end-markets. Compressors are used to increase the pressure of air or gas, vacuum products are used to remove air or gas in order to reduce the pressure below atmospheric levels and blower products are used to produce a high volume of air or gas at low pressure. Almost every manufacturing and industrial facility, and many service and process industry applications, use air compression, vacuum and blower products in a variety of process-critical applications, such as the operation of power industrial air tools, vacuum packaging of food products and aeration of waste water, among others. We offer one of the broadest portfolios of compression, vacuum and blower technology in our markets, which we believe, alongside our geographic footprint, allows us to provide differentiated service to our customers globally and maintain leading positions in many of our end-markets. We sell our Industrials products through an integrated network of direct sales representatives and independent distributors, which is strategically tailored to meet the dynamics of each target geography or end-market. In 2017, the Industrials segment generated Segment Revenue of $1,130.7 million and Segment Adjusted EBITDA of $242.7 million, reflecting a Segment Adjusted EBITDA Margin of 21.5%.

Energy

We design, manufacture, market and service a diverse range of positive displacement pumps, liquid ring vacuum pumps, compressors and integrated systems, engineered fluid loading and transfer equipment and associated aftermarket parts, consumables and services. The highly engineered products offered by our Energy segment serve customers across upstream, downstream and midstream energy markets, as well as petrochemical processing, transportation and general industrial sectors. Our positive displacement pumps are fit-for-purpose to meet the demands and challenges of modern unconventional drilling and hydraulic fracturing activity, particularly in the major basins in the North American land market. The products we sell into upstream energy applications are highly aftermarket-intensive, and so we support these products in the field with one of the industry’s most comprehensive service networks, which encompasses locations across all major basins and shale plays in the North American land market. Our liquid ring vacuum pumps and compressors are highly engineered products specifically designed for continuous duty in harsh environments to serve a wide range of applications, including oil and gas refining and processing, mining, chemical processing, petrochemical and industrial applications. Finally, our engineered fluid loading and transfer equipment and systems ensure the safe and efficient transportation and transfer of petroleum products as well as certain other liquid commodity products to serve a wide range of industries. In 2017, the Energy segment generated Segment Revenue of $1,014.5 million and Segment Adjusted EBITDA of $296.1 million, reflecting a Segment Adjusted EBITDA Margin of 29.2%.

Medical

We design, manufacture and market a broad range of highly specialized gas, liquid and precision syringe pumps and compressors that are specified by medical and laboratory equipment suppliers and integrated into their final equipment for use in applications, such as oxygen therapy, blood dialysis, patient monitoring, laboratory sterilization and wound treatment, among others. We offer a comprehensive product portfolio across a breadth of pump technologies to address the medical and laboratory sciences pump and fluid handling industry, as well as a range of end-use vacuum products for laboratory science applications, and we recently expanded into liquid pumps and automated liquid handling components and systems. Our product performance, quality and long-term reliability are often mission-critical in healthcare applications. We are one of the largest product suppliers in the markets we serve and have long-standing customer relationships with industry-leading medical and laboratory equipment providers. In 2017, the Medical segment generated Segment Revenue of $230.2 million and Segment Adjusted EBITDA of $62.4 million, reflecting a Segment Adjusted EBITDA Margin of 27.1%.

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

Selling and Administrative Expenses

Selling and administrative expenses consist of (i) salaries and other employee-related expenses for our selling and administrative functions and other activities not associated with the manufacture of products or delivery of services to customers; (ii) facility operating expenses for selling and administrative activities, including office rent, maintenance, depreciation and insurance; (iii) marketing and direct costs of selling products and services to customers including internal and external sales commissions; (iv) research and development expenditures; (v) professional and consultant fees; (vi) Sponsor fees and expenses; (vii) expenses related to our  public stock offerings and to establish public company reporting compliance; and (viii) other miscellaneous expenses. Certain corporate expenses, including those related to our shared service centers in the United States and Europe, that directly benefit our businesses are allocated to our business segments. Certain corporate administrative expenses, including corporate executive compensation, treasury, certain information technology, internal audit and tax compliance, are not allocated to the business segments.

Amortization of Intangible Assets

Amortization of intangible assets includes the periodic amortization of intangible assets recognized when an affiliate of our Sponsor acquired us on July 30, 2013 and intangible assets recognized in connection with businesses we acquired since July 30, 2013, including customer relationships and trademarks.

Impairment of Goodwill and Other Intangible Assets

Impairment of goodwill and other intangible assets includes non-cash charges we recognized for the impairment of goodwill and other intangible assets.

Other Operating Expense, Net

Other operating expense, net includes foreign currency gains and losses, restructuring charges, certain litigation and contract settlement losses, environmental remediation, stock-based compensation expense and other miscellaneous operating expenses.

Benefit or Provision for Income Taxes

The benefit or provision for income taxes includes U.S. federal, state and local income taxes and all non-U.S. income taxes. We are subject to income tax in approximately 33 jurisdictions outside of the United States. Because we conduct operations on a global basis, our effective tax rate depends, and will continue to depend, on the geographic distribution of our pre-tax earnings among several different taxing jurisdictions. Our effective tax rate can also vary based on changes in the tax rates of the different jurisdictions, the availability of tax credits and non-deductible items.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected 2017, including, but not limited to, (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years, (2) bonus depreciation that will allow for full expensing of qualified property, and (3) a change in US deferred tax assets and liabilities relating to the US tax rate reduction from 35% to 21%.

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

Foreign Currency Fluctuations

A significant portion of our revenues, approximately 52% for the year ended December 31, 2017, were denominated in currencies other than the U.S. dollar.  Because much of our manufacturing facilities and labor force costs are outside of the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar.  Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.

Seasonality

Historically, our shipments and revenues have peaked during the fourth quarter as our customers seek to fully utilize annual capital spending budgets.  Also, our EMEA operations generally experience a slowdown during the July, August and December holiday seasons.  General economic conditions may, however, impact future seasonal variations.

Factors Affecting the Comparability of our Results of Operations

As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Key factors affecting the comparability of our results of operations are summarized below.

Variability within Upstream Energy Markets

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

Variability in the upstream energy industry can significantly impact our financial results period to period. Since oil prices peaked in 2014, contractions in the upstream energy industry negatively impacted our financial results in 2015 and 2016. The annual average daily closing West Texas Intermediate spot market crude oil prices declined from $92.89 in 2014 to $48.80 in 2015 and $43.42 in 2016. Many exploration and production companies scaled back drilling activity during this period. As a result, according to Baker Hughes, Inc., the annual average weekly U.S. land rig count declined from 1,804 in 2014 to 943 in 2015 and 486 in 2016 and, according to Spears & Associates, Inc., the annual average monthly new wells drilled in the United States declined from 3,857 in 2014 to 2,398 in 2015 and 1,093 in 2016. With these precipitous declines in exploration and production activity, many oilfield service companies deferred maintenance and growth capital expenditures during 2015 and 2016.

Upstream energy markets stabilized late in 2016 and have continued to recover throughout 2017, positively impacting our financial results in the current year. In 2017 the annual average daily closing West Texas Intermediate spot market crude oil price increased to $50.80.  As a result, there has been increased exploration activity and capital expenditures by upstream energy companies. According to Baker Hughes, Inc., the annual average weekly U.S. land rig count increased to 856 in 2017 compared to 486 in 2016, and according to Spears & Associates, Inc., the annual average monthly new wells drilled in the United States increased to 2,033 in 2017 compared to 1,093 in 2016. We have experienced significant improvement in demand for our upstream energy products and services in 2017.

We believe it is helpful to consider the impact of our exposure to upstream energy in evaluating our 2015, 2016 and 2017 Segment Revenue and Segment Adjusted EBITDA, in order to better understand other drivers of our performance during those periods, including operational improvements from the execution of our business transformation. For the Energy segment, we assess the impact of our exposure to upstream energy as the portion of Energy Segment Adjusted EBITDA of the business unit serving the upstream energy market. For the Industrials segment, we assess the impact as the standard profit on the specific upstream energy market products.

Restructuring and Other Business Transformation Initiatives

Our top priority since the completion of the KKR Transaction in 2013 has been the transformation of our business. In 2014, we commenced operational excellence initiatives to streamline our cost structure and support margin expansion, including through manufacturing footprint reduction, selling and administrative expense efficiency, and strategic sourcing in our Industrials, Energy and Medical segments.

A key element of our business transformation initiatives are restructuring programs within our Industrials, Energy, and Medical segments. Restructuring charges, program related facility reorganization, relocation and other costs, and related capital expenditures were impacted most significantly by these business transformation initiatives. Under these restructuring programs, we incurred restructuring charges of $5.3 million, $32.9 million and $4.7 million in 2017, 2016 and 2015, respectively. In addition, we incurred program related facility reorganization, relocation and other costs of $5.3 million, $8.7 million and $1.6 million in 2017, 2016 and 2015, respectively. We also made capital expenditures related to these programs of approximately $3.1 million in 2017, $16.2 million in 2016 and $6.9 million in 2015.  The Industrials restructuring program included the closure of a business that had approximately $3 million and $9 million in revenues in 2016 and 2015, respectively. These restructuring programs were completed in 2017. We generally expect that the savings associated with these restructuring programs will recover the associated costs within two to three years of such costs being incurred.

Acquisitions

Given our global reach, market leading position in our various product categories, strong channel access and aftermarket presence and operational excellence competency, our Company provides an attractive acquisition platform in the flow control and compression equipment sectors. Part of our strategy for growth is to acquire complementary flow control and compression equipment businesses, which provide access to new technologies or geographies or improve our aftermarket offerings.

In April 2015, we acquired a manufacturer of precision syringe pumps and related technologies for approximately $30.8 million, creating a new automated liquid handling platform within our Medical segment. In August 2016, we built further upon our new automated liquid handling platform and acquired a manufacturer of highly specialized consumable micro-syringes and valves that are used in liquid handling instruments in our Medical segment for approximately $18.8 million. In June 2017, within our Industrials segment, we acquired a leading North American manufacturer of gas compression equipment and solutions for vapor recovery, biogas and other process and industrial applications for approximately $20.4 million (inclusive of an indemnity holdback of $1.9 million recorded in “Accrued liabilities”).

The revenues for these acquisitions subsequent to the respective dates of acquisition included in our financial results were $40.1 million, $19.4 million and $13.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. The operating income for these acquisitions subsequent to the respective dates of acquisition, including organic growth since acquisition, included in our financial results was $5.2 million, $2.8 million and $2.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Sponsor Management Fees and Expenses

Through the date of our initial public offering, our Sponsor charged an annual management fee, as well as fees and expenses for services provided.  These fees and charges were $17.3 million, $4.8 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.  In May 2017, the monitoring agreement was terminated in accordance with its terms and we paid a termination fee of approximately $16.2 million.

Stock-based Compensation Expense

Under the terms of the 2013 Stock Incentive Plan, subsequent to the initial public offering in May 2017, the Company recognized stock-based compensation expense of approximately $77.6 million related to time-based and performance-based stock options. As of December 31, 2017 there was $9.1 million of unrecognized stock-based compensation expense related to outstanding stock options that will be recognized in future periods. The Company also recognized $97.4 million of compensation expense related to a grant of 5.5 million deferred stock units (“DSU”) to employees at the date of the initial public offering and employer taxes related to DSUs of $19.2 million.  The Company expects to make stock-based awards to employees and recognize stock-based compensation expenses in future periods.

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect 2017, including, but not limited to, (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years and (2) bonus depreciation that will allow for full expensing of qualified property.

The Tax Act also establishes new tax laws that will affect 2018, including, but not limited to, (1) reduction of the U.S. federal corporate tax rate; (2) elimination of the corporate alternative minimum tax (“AMT”); (3) the creation of the base erosion anti-abuse tax (“BEAT”), a new minimum tax; (4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to tax global intangible low-taxed income (“GILTI”), which allows for the possibility of using foreign tax credits (“FTC”) and a deduction of up to 50% to offset the income tax liability (subject to some limitations); (6) a new limitation on deductible interest expense; (7) the repeal of the domestic production activity deduction; (8) limitations on the deductibility of certain executive compensation; (9) limitations on the use of FTCs to reduce the U.S. income tax liability; and (10) limitations on net operating losses (“NOL”) generated after December 31, 2017, to 80% of taxable income.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

For various reasons we have not completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of elements for which our analysis is not yet complete, we recorded provisional adjustments, as described above. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act.  As we complete our accounting of the income tax effects of the Tax Act, we anticipate that we may record additional charges or benefits at such time as prescribed by ASC 740 and SAB 118, and as further information becomes available regarding the Tax Act, we may make further adjustments to the provisions that have been recorded in our financial statements.  We also continue to examine the impact this tax reform legislation may have on our business.

The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.

The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, the amount of non-U.S. income taxes paid on such earnings, and the impact of the accumulated overall foreign source loss on our ability to utilize foreign tax credits. We are able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation.  However, we are continuing to gather additional information to more precisely compute the amount of the Transition Tax.

Our accounting for the following elements of the Tax Act is incomplete, and we were not yet able to make reasonable estimates of the effects. Therefore, no provisional adjustments, other than the adjustment related to the effects of the transitional tax, were recorded related to ASC 740-30.

The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (“CFC”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.

Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions  in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Because whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on not only our current structure and estimated future results of global operations but also our intent and ability to modify our structure and/or our business, we are not yet able to reasonably estimate the effect of this provision of the Tax Act.

Due to these complexities, we have not been able to determine if our company policy concerning permanent reinvestment will change as a result of the new Tax Act.   No additional adjustments relating to ASC 740-30 have been recorded in accordance with SAB 118 as we are not currently able to reasonably estimate the impact as of the filing of the December 31, 2017 financial statements.

See Note 14 “Income Taxes” to our audited consolidated financial statements included elsewhere in this Form 10-K.

Outlook

Industrials Segment

The mission-critical nature of our Industrials products across manufacturing processes drives a demand environment and outlook that are highly correlated with global and regional industrial production, capacity utilization and long-term GDP growth. In the United States and Europe, we are poised to continue benefiting from expected growth in real GDP, along with a continued rebound in industrial production activity in 2018. In APAC, despite the recent deceleration, GDP growth remains robust. In the fourth quarter of 2017, we had $319.2 million of orders in our Industrials segment, an increase of 25% over the fourth quarter of 2016, or a 20% increase on a constant currency basis.

Energy Segment

Our Energy segment has a diverse range of equipment and associated aftermarket parts, consumables and services for a number of market sectors with energy exposure, spanning upstream, midstream, downstream and petrochemical applications. Demand for certain of our Energy products has historically corresponded to the supply and demand dynamics related to oil and natural gas products, and has been influenced by oil and natural gas prices, the level and intensity of hydraulic fracturing activity, rig count, drilling activity and other economic factors. These factors have caused the level of demand for certain of our Energy products to change at times (both positively and negatively) and we expect these trends to continue in the future. In the fourth quarter of 2017, we had $281.2 million of orders in our Energy segment, an increase of 62% over the fourth quarter of 2016, or a 58% increase on a constant currency basis.

An increased number of drilling rigs have reentered the market as crude oil prices have improved from low points observed during the first half of 2016 and the number of drilled but uncompleted wells has grown 82% from December 2013 to December 2017. Land rig count in the United States has increased 137% from 384 rigs in May 2016 to 911 rigs in December 2017 compared to a relatively flat rig count growth in the rest of the world over this same time period. This trend is expected to continue, as Spears & Associates, Inc. projects the U.S. land rig count to grow 12% from the fourth quarter of 2017 to the fourth quarter of 2018, compared to 2.5% for the rest of the world (excluding Canada) over this same time period. We believe we are well positioned to benefit from the expected growth in drilling rigs and improvements in crude oil prices. In addition, secular industry trends that are driving increased demand of newer, fit-for-purpose equipment with innovations that increase productivity and are increasing the frequency of replacement, refurbishment and upgrade cycles of pumping equipment and associated consumable products used in drilling and particularly hydraulic fracturing activity by increasing the intensity of such activities. As a result of our expanded direct aftermarket service locations, particularly within North America, we believe we are well positioned to benefit from both the increasing intensity of hydraulic fracturing activity and the increase in the backlog of drilled but uncompleted wells. We expect both trends to positively impact our hydraulic fracturing and drilling product mix and our aftermarket to original equipment ratio within the Energy segment.

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

Medical Segment

During 2016, we focused on the development and introduction of new products and applications to access the liquid pump market, leveraging our technology and expertise in gas pumps. We believe 2017 was a transition year; while a large customer has elected to dual source its requirements for gas pumps, we expanded into the liquid pump market and diversified our customer base. For example, excluding the impact of the customer that elected to dual source, revenues for the year ended December 31, 2017 increased 9.1% compared to 2016. Entering 2018, we believe that demand for products and services in the Medical space will continue to benefit from attractive secular growth trends in the aging population requiring medical care, emerging economies modernizing and expanding their healthcare systems and increased investment globally in health solutions. In addition, we expect growing demand for higher healthcare efficiency, requiring premium and high performance systems. In the fourth quarter of 2017, we had $66.8 million of orders in our Medical segment, an increase of 29% over the fourth quarter of 2016, or a 23% increase on a constant currency basis.

How we Assess the Performance of Our Business

We manage operations through the three business segments described above. In addition to our consolidated GAAP financial measures, we review various non-GAAP financial measures, including Adjusted EBITDA, Adjusted Net Income and Free Cash Flow.

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

Adjusted EBITDA, Adjusted Net Income and Free Cash Flow should not be considered as alternatives to net income (loss) or any other performance measure derived in accordance with GAAP, or as alternatives to cash flow from operating activities as a measure of our liquidity. Adjusted EBITDA, Adjusted Net Income and Free Cash Flow have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under GAAP.

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

For further information regarding these measures, see “Item 6. Selected Financial Data.”

Results of Operations

Consolidated results should be read in conjunction with segment results and the Segment  Information notes to our audited consolidated financial statements included elsewhere in this Form 10-K, which provide more detailed discussions concerning certain components of our consolidated statements of operations.  All intercompany accounts and transactions have been eliminated within the consolidated results.

Consolidated Results of Operations for the Years Ended December 31, 2017, 2016 and 2015

	Year Ended December 31,
(dollars in millions)	2017	2016	2015
Consolidated Statements of Operations:
Revenues	$2,375.4	$1,939.4	$2,126.9
Cost of sales	1,477.5	1,222.7	1,347.8
Gross Profit	897.9	716.7	779.1
Selling and administrative expenses	446.6	414.3	427.0
Amortization of intangible assets	118.9	124.2	115.4
Impairment of goodwill	-	-	343.3
Impairment of other intangible assets	1.6	25.3	78.1
Other operating expenses, net	222.1	48.6	20.7
Operating income (loss)	108.7	104.3	(205.4)
Interest expense	140.7	170.3	162.9
Loss on extinguishment of debt	84.5	-	-
Other income, net	(3.8)	(2.8)	(1.6)
Loss before income taxes	(112.7)	(63.2)	(366.7)
Benefit for income taxes	(131.2)	(31.9)	(14.7)
Net income (loss)	18.5	(31.3)	(352.0)
Net income (loss) attributable to noncontrolling interest	0.1	5.3	(0.8)
Net income (loss) attributable to Gardner Denver Holdings, Inc	$18.4	$(36.6)	$(351.2)

Percentage of Revenues:
Gross profit	37.8%	37.0%	36.6%
Selling and administrative expenses	18.8%	21.4%	20.1%
Operating income (loss)	4.6%	5.4%	(9.7)%
Net income (loss)	0.8%	(1.6)%	(16.5)%
Adjusted EBITDA(1)	23.6%	20.7%	19.7%

Other Financial Data:
Adjusted EBITDA(1)	$561.5	$400.7	$418.9
Adjusted net income(1)	249.3	133.6	128.1
Cash flows - operating activities	200.5	165.6	172.1
Cash flows - investing activities	(60.8)	(82.1)	(84.0)
Cash flows - financing activities	(17.4)	(43.0)	(35.0)
Free cash flow(1)	143.7	91.2	101.1

(1)	See “Item 6. Selected Financial Data” for a reconciliation to the most directly comparable GAAP measure.

Revenues

Revenues for 2017 were $2,375.4 million, an increase of $436.0 million, or 22.5%, compared to $1,939.4 million in 2016.  The increase in revenues was due primarily to higher revenues from upstream energy exposed markets (20.9% or $405.5 million), the favorable impact of foreign currencies (1.1% or $21.8 million), improved pricing in the other markets of our Energy segment as well as in our Industrials and Medical segments (1.0% or $18.8 million), and higher volume in our Industrials segment including from acquisitions net of divestitures (0.1% or $1.6 million),  partially offset by lower volume including acquisitions in other markets in our Energy segment as well as in our Medical segment (0.6% or $11.7 million).  The percentage of consolidated revenues derived from aftermarket parts and services was 41.3% in 2017 compared to 34.7% in 2016.

Revenues for 2016 were $1,939.4 million, a decrease of $187.5 million, or 8.8%, compared to $2,126.9 million in 2015.  The decrease in revenues was due primarily to lower revenues from upstream energy exposed markets (6.9% or $146.8 million), lower volume in other markets in our Energy segment as well as in our Industrials and Medical segments (2.0% or $43.1 million), and the unfavorable impact of foreign currencies, especially the Euro and the British Pound relative to the U.S. Dollar (1.4% or $28.9 million), partially offset by improved pricing in other markets in our Energy segment as well as in our Industrials and Medical segments (1.2% or $25.3 million) and the impact of acquisitions in 2016 and 2015 (0.3% or $6.0 million).

See further analysis in the segment results below.

Gross Profit

Gross profit in 2017 was $897.9 million, an increase of $181.2 million, or 25.3%, compared to $716.7 million in 2016, and as a percentage of revenues was 37.8% in 2017 and 37.0% in 2016. The increase in gross profit reflects higher revenues from upstream energy exposed markets, higher volume in our Industrials segment including acquisitions and net of divestitures, improved pricing in other markets in our Energy segment as well as in our Industrials and Medical segments, and the favorable impact of foreign currencies, partially offset by lower volume including acquisitions in other markets in our Energy segment as well as in our Medical segment.

Gross profit in 2016 was $716.7 million, a decrease of $62.4 million, or 8.0%, compared to $779.1 million in 2015, and as a percentage of revenues was 37.0% in 2016 and 36.6% in 2015.  The decrease in gross profit reflects lower sales volume and the unfavorable impact of foreign currencies, partially offset by improved pricing and reduced material and other manufacturing costs.

Selling and Administrative Expenses

Selling and administrative expenses were $446.6 million in 2017, an increase of $32.3 million, or 7.8%, compared to $414.3 million in 2016. The increase in selling and administrative expense in 2017 primarily reflects increased salaries and other employee related expenses, and professional and consulting fees, partially offset by reduced facilities operating expenses and reduced sales commissions. Selling and administrative expenses as a percentage of revenues decreased primarily due to higher revenues. Selling and administrative expenses in 2017 includes $12.2 million of expenses related to our public stock offerings and establishment of public company financial reporting and $17.3 million of Sponsor fees and expenses, compared to $0.2 million and $4.8 million of Sponsor fees and expenses in 2016, respectively.  Excluding these items, selling and administrative expenses were $417.1 million in 2017 compared to $409.3 million in 2016, and selling and administrative expenses as a percentage of revenues decreased to 17.6% in 2017 from 21.1% in 2016.

Selling and administrative expenses were $414.3 million in 2016, a decrease of $12.7 million, or 3.0%, compared to $427.0 million in 2015.  The decrease in selling and administrative expenses primarily reflects reduced sales commissions, reduced facilities operating expenses and the favorable impact of foreign currencies, partially offset by increased salaries and other employee-related expenses and professional and consultant fees.  Selling and administrative expenses as a percentage of revenue increased to 21.4% in 2016 from 20.1% in 2015, primarily due to lower revenues.

Amortization of Intangible Assets

Amortization of intangible assets was $118.9 million, $124.2 million, and $115.4 million in 2017, 2016 and 2015, respectively.  The decrease of $5.3 million in 2017 compared to 2016 was primarily due to assets that became fully amortized in 2016, partially offset by changes in foreign currencies.  The increase of $8.8 million in 2016 compared to 2015 was primarily due to tradenames that were determined to no longer have an indefinite useful life in the fourth quarter of 2015 and that have been amortized prospectively.

Impairment of Goodwill and Other Intangible Assets

In 2017, we recorded a non-cash charge for the impairment of other intangible assets of $1.6 million primarily related to trademarks in our Industrials segment.  In 2016, the Company recorded a non-cash charge for the impairment of other intangible assets of $25.3 million, primarily related to trademarks in our Industrials segment.  In 2015, we recorded non-cash charges for the impairment of goodwill and other intangible assets of $421.4 million, primarily related to the Petroleum and Industrial Pump (“P&IP”) reporting unit of our Energy segment.  The impairment of goodwill within the P&IP reporting unit resulted from the adverse impact of declining oil prices on our customer base and the corresponding demand for our products.

Other Operating Expense, Net

Other operating expense, net was $222.1 million in 2017, an increase of $173.5 million compared to $48.6 million in 2016, primarily due to the recognition of stock-based compensation expense for stock options and deferred stock units of $175.0 million, employer taxes related to deferred stock options of $19.2 million and increased foreign currency losses of $9.3 million in 2017 compared to gains of $5.9 million in 2016, partially offset by lower employee severance costs of $5.3 million in 2017 compared to $32.9 million in 2016, and lower environmental remediation of $0.9 million in 2017 compared to $5.6 million in 2016.

Other operating expense, net was $48.6 million in 2016, an increase of $27.9 million, compared to $20.7 million in 2015, primarily due to an increase in restructuring charges of $28.2 million compared to $32.9 million in 2016 and $4.7 million in 2015, and a charge for environmental remediation expenses of $5.6 million in 2016 related to a former production facility.

Interest Expense

Interest expense was $140.7 million, $170.3 million and $162.9 million in 2017, 2016 and 2015, respectively.  The decrease of $29.6 million in 2017 compared to 2016 was primarily due to reduced debt as a result of repayments of debt with proceeds of the Company’s initial public offering, and a decreased weighted-average interest rate of approximately 6.0% in 2017 compared to 6.1% in 2016.  The increase of $7.4 million in 2016 compared to 2015 primarily resulted from a higher weighted average interest rate of approximately 6.1% in 2016 compared to 5.8% in 2015 due to an increase in the amount of variable rate debt swapped to fixed rates that were higher than the variable rates in the prior year.

Other Income, Net

Other income, net, was $3.8 million, $2.8 million and $1.6 million in 2017, 2016 and 2015, respectively and consists primarily of investment income and realized and unrealized gains and losses on investments.

(Benefit) Provision for Income Taxes

The benefit for income taxes was $131.2 million resulting in a 116.3% effective tax benefit rate in 2017 compared to a benefit of $31.9 million resulting in a 50.5% effective tax benefit rate in 2016.  The increase in the tax benefit and the effective tax rate resulted primarily from the Tax Act.  There was a $89.6 million deferred benefit associated with the rate moving from 35% to 21%. In 2017 we recognized an ASC 740-30 liability reduction, resulting in a benefit of $69.0 million which was partially offset by a one-time transition tax provision of approximately $63.3 million.

The benefit for income taxes in 2016 was $31.9 million resulting in a 50.5% effective tax benefit rate in 2016 compared to a benefit of $14.7 million resulting in a 4.0% effective tax benefit rate in 2015.  The increase in the tax benefit and effective rate in 2016 compared to 2015 resulted primarily from an increase in the tax benefit for losses in the U.S. and a $16.6 million tax benefit relating to the reduction in deferred U.S. tax liability for the repatriation of unremitted foreign earnings partially offset by a $11.6 million tax on capital gains related to legal entity reorganization in Europe.  In 2015, the loss before income taxes in the U.S. included a charge for the impairment of goodwill of approximately $331.0 million with no corresponding tax benefit.

Net Income (Loss)

Net income was $18.5 million in 2017 compared to a net loss of $31.3 million in 2016. The increase in net income was primarily due to higher operating income on higher revenues and gross profit and lower interest expense, and an increase in the benefit for income taxes, partially offset by higher stock-based compensation expense and loss on extinguishment of debt.

Net loss was $31.3 million in 2016 compared to $352.0 million in 2015.  The reduced net loss was primarily due to lower charges for the impairment of goodwill and other intangible assets in 2016, lower selling and administrative expenses and the increased benefit for income taxes, offset by lower gross profit on lower revenues, increased other operating expense, net and higher interest expense.

Adjusted EBITDA

Adjusted EBITDA increased $160.8 million to $561.5 million in 2017 compared to $400.7 million in 2016. Adjusted EBITDA as a percentage of revenues increased 290 basis points to 23.6% in 2017 from 20.7% in 2016. The increase in Adjusted EBITDA was primarily due to increased revenues in upstream energy exposed markets ($159.7 million), improved pricing ($18.8 million), the favorable impact of foreign currencies ($5.9 million), and lower material and manufacturing costs ($1.2 million),  partially offset by lower volume in other markets in our Energy segment as well as in our Industrials and Medical segments including acquisitions and divestitures ($15.5 million), and higher selling and administrative costs ($9.3 million).

Adjusted EBITDA decreased $18.2 million to $400.7 million in 2016 compared to $418.9 million in 2015.  Adjusted EBITDA as a percentage of revenues increased 100 basis points to 20.7% in 2016 from 19.7% in 2015.  The decrease in Adjusted EBITDA was primarily due to reduced revenues in upstream energy exposed markets ($61.6 million), reduced volume in other markets in our Energy segment as well as in our Industrials and Medical segments ($14.3 million) and the unfavorable impact of foreign currencies ($6.4 million), partially offset by improved pricing in other markets in our Energy segment as well as in our Industrials and Medical segments ($25.4 million), reduced material and other manufacturing costs ($18.5 million) and lower selling and administrative expenses ($20.2 million).

Adjusted Net Income

Adjusted Net Income increased $115.7 million to $249.3 million in 2017 compared to $133.6 million in 2016. The increase was primarily due to increased Adjusted EBITDA and lower interest expense, partially offset by an increase in the income tax provision, as adjusted.

Adjusted Net Income increased $5.5 million to $133.6 million in 2016 compared to $128.1 million in 2015.  The increase was primarily due to a lower income tax provision, as adjusted, partially offset by lower Adjusted EBITDA and higher interest expense, depreciation expense and amortization of non-acquisition related intangible assets.

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

The segment measurements provided to, and evaluated by, the chief operating decision maker are described in Note 20 “Segment Information” of the Notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

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

Segment Results for Years Ended December 31, 2017, 2016 and 2015

The following tables display Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments and illustrates, on a percentage basis, the impact of foreign currency fluctuations on Segment Revenues and Segment Adjusted EBITDA growth.

Industrials Segment Results

	Years Ended December 31,			Percent Change		Constant Currency Percent Change
(dollars in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015	2017 vs. 2016	2016 vs. 2015

Segment Revenues	$1,130.7	$1,082.4	$1,149.7	4.5%	(5.9)%	3.4%	(4.0)%
Segment Adjusted EBITDA	$242.7	$217.6	$197.6	11.5%	10.1%	10.2%	12.0%
Segment Margin	21.5%	20.1%	17.2%	140 bps	290 bps

2017 vs. 2016

Segment Revenues for 2017 were $1,130.7 million, an increase of $48.3 million, or 4.5%, compared to $1,082.4 million in 2016.  The increase in Segment Revenues was due to higher volume including acquisitions and net of divestitures (1.9% or $20.4 million, including $18.9 million from upstream energy exposed markets), higher pricing (1.5% or $16.1 million) and the favorable impact of foreign currencies (1.1% or $11.8 million).  The percentage of Segment Revenues derived from aftermarket parts and service was 34.0% in 2017 compared to 34.7% in 2016.

Segment Adjusted EBITDA in 2017 was $242.7 million, an increase of $25.1 million, or 11.5%, from $217.6 million in 2016. Segment Margin increased 140 bps to 21.5% from 20.1% in 2016. The increase in Segment Adjusted EBITDA was due primarily to improved pricing ($16.1 million), higher volume including acquisitions and net of divestitures ($6.0 million, including $13.0 million from upstream energy exposed markets), the favorable impact of foreign currencies ($2.8 million), and lower selling and administrative expenses ($0.7 million), partially offset by higher material and other manufacturing costs ($0.5 million).

2016 vs. 2015

Segment Revenues for 2016 were $1,082.4 million, a decrease of $67.3 million, or 5.9%, compared to $1,149.7 million in 2015. The decrease in Segment Revenues was due to the unfavorable impact of foreign currencies (1.9% or $21.7 million), lower volume (4.6% or $53.3 million, including $21.9 million from upstream energy exposed markets) and revenues from business divestitures in 2016 (1.0% or $11.4 million), partially offset by improved pricing (1.7% or $19.1 million). The percentage of Segment Revenues derived from aftermarket parts, consumables and services was 34.7% in 2016 compared to 34.3% in 2015.

Segment Adjusted EBITDA in 2016 was $217.6 million, an increase of $20.0 million, or 10.1%, from $197.6 million in 2015. Segment Adjusted EBITDA Margin increased 290 basis points to 20.1% from 17.2% in 2015. The increase in Segment Adjusted EBITDA was due primarily to improved pricing ($19.1 million), lower material and other manufacturing costs ($13.9 million) and selling and administrative expenses ($20.9 million), partially offset by reduced volume ($30.3 million, including $11.7 million from upstream energy exposed markets) and the unfavorable impact of foreign currencies ($3.6 million).

Energy Segment Results

	Years Ended December 31,			Percent Change		Constant Currency Percent Change
(dollars in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015	2017 vs. 2016	2016 vs. 2015

Segment Revenues	$1,014.5	$628.4	$753.5	61.4%	(16.6)%	60.0%	(15.6)%
Segment Adjusted EBITDA	$296.1	$143.8	$186.8	105.9%	(23.0)%	104.0%	(21.5)%
Segment Margin	29.2%	22.9%	24.8%	630 bps	(190) bps

2017 vs. 2016

Segment Revenues for 2017 were $1,014.5 million, an increase of $386.1 million, or 61.4%, compared to $628.4 million in 2016.  The increase in Segment Revenues was due to higher revenues from upstream energy exposed markets (61.5% or $386.6 million), the favorable impact of foreign currencies (1.3% or $8.0 million), and improved pricing in other markets of our Energy segment (0.0% or $0.1 million), partially offset by lower volume in other markets of our Energy segment (1.4% or $8.6 million). The percentage of Segment Revenues derived from aftermarket parts and service was 58.0% in 2017 compared to 47.3% in 2016.

Segment Adjusted EBITDA in 2017 was $296.1 million, an increase of $152.3 million, or 105.9%, from $143.8 million in 2016. Segment Margin increased 630 bps to 29.2% in 2017 from 22.9% in 2016. The increase in Segment Adjusted EBITDA was due primarily due to increased revenues from upstream energy exposed markets ($146.7 million), lower selling and administrative expenses ($5.4 million), the favorable impact of foreign currencies ($2.8 million), lower higher material and manufacturing costs ($2.0 million), and improved pricing ($0.1 million), partially offset by lower volume in other markets in our Energy segment ($4.7 million).

2016 vs. 2015

Segment Revenues for 2016 were $628.4 million, a decrease of $125.1 million, or 16.6%, compared to $753.5 million in 2015.  The decrease in Segment Revenues was primarily due to lower revenues from upstream energy exposed markets (16.6% or $124.9 million) and the unfavorable impact of foreign currencies (0.9% or $7.0 million), partially offset by improved pricing and higher volume in other markets in our Energy segment (0.9% or $6.8 million). The percentage of Segment Revenues derived from aftermarket parts, consumables and services was 47.3% in 2016 compared to 48.1% in 2015.

Segment Adjusted EBITDA in 2016 was $143.8 million, a decrease of $43.0 million, or 23.0%, from $186.8 million in 2015. Segment Adjusted EBITDA Margin decreased 190 basis points to 22.9% in 2016 from 24.8% in 2015. The decrease in Segment Adjusted EBITDA was primarily due to reduced revenues from upstream energy exposed markets ($49.9 million), and the unfavorable impact of foreign currencies ($2.8 million), partially offset by improved pricing and higher volume in other markets in our Energy segment ($9.0 million) and reduced manufacturing, selling and administrative expenses ($0.7 million).

Medical Segment Results

	Years Ended December 31,			Percent Change		Constant Currency Percent Change
(dollars in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015	2017 vs. 2016	2016 vs. 2015

Segment Revenues	$230.2	$228.7	$223.7	0.7%	2.2%	(0.2)%	2.3%
Segment Adjusted EBITDA	$62.4	$61.9	$59.5	0.8%	4.0%	(0.3)%	4.3%
Segment Margin	27.1%	27.1%	26.6%	-	50 bps

2017 vs. 2016

Segment Revenues for 2017 were $230.2 million, an increase of $1.5 million, or 0.7%, compared to $228.7 million in 2016. The increase in Segment Revenues was due to improved pricing (1.1% or $2.6 million), the favorable impact of foreign currencies (0.9% or $2.0 million), partially offset by lower volume including acquisitions (1.3% or $3.1 million).  The percentage of Segment Revenues derived from aftermarket parts, consumables and services was 3.7% in 2017 compared to 0.0% in 2016.

Segment Adjusted EBITDA in 2017 was $62.4 million, an increase of $0.5 million, or 0.8%, from $61.9 million in 2016. Segment Margin remained constant at 27.1% in 2017 and 2016. The increase in Segment Adjusted EBITDA was due primarily to improved pricing ($2.6 million), lower selling and administrative expense ($2.1 million), and the favorable impact of foreign currencies ($0.7 million), partially offset by lower volume including acquisitions ($3.7 million), and higher material and other manufacturing costs ($1.2 million).

2016 vs. 2015

Segment Revenues for 2016 were $228.7 million, an increase of $5.0 million, or 2.2%, compared to $223.7 million in 2015. The increase in Segment Revenues was due to improved pricing (0.5% or $1.1 million) and higher volume, including the impact of 2016 and 2015 acquisitions (1.7% or $4.0 million), partially offset by the unfavorable impact of foreign currencies ($0.1 million).

Segment Adjusted EBITDA in 2016 was $61.9 million, an increase of $2.4 million, or 4.0%, from $59.5 million in 2015. Segment Adjusted EBITDA Margin increased 50 basis points to 27.1% in 2016 from 26.6% in 2015. The increase in Segment Adjusted EBITDA was primarily due to improved pricing ($1.1 million), higher volume, including the impact of 2016 and 2015 acquisitions ($0.6 million), lower selling and administrative expenses ($0.2 million) and lower material and other manufacturing costs ($0.6 million), partially offset by the unfavorable impact of foreign currencies ($0.1 million).

Unaudited Quarterly Results of Operations

(in millions, except per share amounts)	Year Ended December 31, 2017				Year Ended December 31, 2016
	Q1	Q2	Q3	Q4(2)	Q1	Q2	Q3	Q4
Revenues	$481.7	$579.1	$649.6	$665.0	$437.1	$462.0	$462.6	$577.7
Gross profit	174.6	215.9	253.9	253.5	158.9	171.5	164.2	222.1
Operating income (loss)	36.7	(101.6)	95.9	77.7	19.6	26.0	20.2	38.5
Net (loss) income	(7.0)	(146.3)	28.0	143.8	(9.9)	(4.1)	(13.0)	(4.3)
Weighted average shares, basic		176.9	201.3	201.4
Weighted average shares, diluted		176.9	208.1	209.3
Basic (loss) earnings per share(1)		(0.83)	0.14	0.71
Diluted (loss) earnings per share(1)		(0.83)	0.13	0.69
Adjusted EBITDA(1)	92.1	132.1	164.7	172.6	76.8	86.6	89.0	148.3

(1)	Basic (loss) earnings per share and diluted (loss) earnings per share have not been provided for the quarters prior to the initial public offering due to the significant change in capital structure.

(2)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting the Comparability of our Results of Operations.

(3)	Set forth below are the reconciliations of net income (loss) to Adjusted EBITDA

(dollars in millions)	Year Ended December 31, 2017				Year Ended December 31, 2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Net (Loss) Income	(7.0)	(146.3)	$28.0	143.8	(9.9)	(4.1)	$(13.0)	(4.3)
Plus:
Interest expense	45.9	39.5	30.1	25.2	43.0	42.7	43.0	41.6
(Benefit) provision for income taxes	(1.6)	(43.9)	4.4	(90.1)	(13.2)	(10.9)	(9.1)	1.3
Depreciation and amortization expense	39.7	43.8	43.5	46.8	41.2	42.7	42.9	45.9
Impairment of goodwill and other intangible assets(a)	-	-	-	1.6	-	1.5	-	23.8
Sponsor fees and expenses(b)	1.1	16.2	-	-	1.0	1.0	1.8	1.0
Restructuring and related business transformation costs (c)	8.6	5.6	6.3	4.2	9.3	18.7	18.2	32.5
Acquisition related expenses and non-cash charges (d)	0.7	1.2	1.2	1.0	0.8	0.8	1.9	0.6
Environmental remediation loss reserve (e)	1.0	(0.1)	-	-	-	-	-	5.6
Expenses related to public stock offerings(f)	1.3	1.8	0.5	0.5	-	-	-	-
Establish public company financial reporting compliance(g)	1.3	2.1	3.8	0.9	-	-	0.1	0.1
Stock-based compensation(h)	-	156.2	9.8	28.2	-	-	-	-
Loss on extinguishment of debt(i)	-	50.4	34.1	-	-	-	-	-
Foreign currency transaction losses (gains), net	0.6	4.0	1.7	3.0	2.9	(6.0)	0.5	(3.3)
Other adjustments(j)	0.5	1.6	1.3	7.5	1.7	0.2	2.7	3.5
Adjusted EBITDA	92.1	132.1	164.7	172.6	76.8	86.6	89.0	148.3

(a)	Represents non-cash charges for impairment of goodwill and other intangible assets.

(b)	Represents management fees and expenses paid to our Sponsor, including a monitoring agreement termination fee of $16.2 million paid concurrent with our initial public offering on May 12, 2017.

(c)
Restructuring and related business transformation costs consist of (i) restructuring charges, (ii) severance, sign-on, relocation and executive search costs, (iii) facility reorganization, relocation and other costs, (iv) information technology infrastructure transformation, (v) gains and losses on asset and business disposals, (vi) consultant and other advisor fees and (vii) other miscellaneous costs.  These restructuring and related business transformation costs amounted to $24.7 million and $78.7 million for the years ended December 31, 2017 and 2016.

(d)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs and non-cash charges and credits arising from fair value purchase accounting adjustments.

(e)	Represents estimated environmental remediation costs and losses relating to a former production facility.

(f)	Represents certain expenses related to the Company’s initial public offering and subsequent secondary offerings.

(g)
Represents third party expenses to comply with the requirements of Sarbanes-Oxley in 2018 and the accelerated adoption of the new revenue recognition standard (ASC 606 – Revenue from Contracts with Customers) in the first quarter of 2018, one year ahead of the required adoption date for a private company.  These expenses were previously included in “Expenses related to initial public offering” and prior periods have been restated to conform to current period presentation.

(h)
Represents stock-based compensation expense recognized for stock options outstanding ($77.6 million), DSUs granted to employees at the date of the initial public offering ($97.4 million) under the 2013 Stock Incentive Plan, and employer taxes related to DSUs granted to employees at the date of the initial public offering ($19.2 million).

(i)
Represents losses on the extinguishment of debt recognized on the redemption of the senior notes and pay down of a portion of the Original Dollar Term Loan Facility with proceeds from the initial public offering in May 2017 ($50.4 million) and in connection with the refinancing of the Original Dollar Term Loan Facility and Original Euro Term Loan Facility in August 2017 ($34.1 million).

(j)
Includes (i) non-cash impact of net LIFO reserve adjustments, (ii) effects of amortization of prior service costs and amortization of gains in pension and other postretirement benefits (OPEB) expense, (iii) certain legal and compliance costs and (iv) other miscellaneous adjustments. Formerly included “Foreign currency transaction losses (gains), net”, the years ended December 31 2016 and 2015 have been restated to conform to the year ended December 31, 2017 presentation.

Liquidity and Capital Resources

Our operations and strategic objectives require continuing investment. Our resources include cash generated from operations and borrowings under our Revolving Credit Facility and Receivables Financing Agreement.

For a description of our material indebtedness, see Note 10 “Debt” in our audited consolidated financial statements included elsewhere in this Form 10-K.

As of December 31, 2017, the Company had $7.4 million of outstanding letters of credit written against the Revolving Credit Facility and $352.6 million of unused availability. The Company also had $33.4 million of letters of credit outstanding against the Receivables Financing Agreement and $66.8 million of unused availability. On June 30, 2017, we entered into the first amendment to the Receivables Financing Agreement which increased the aggregated borrowing capacity by $50.0 million to $125.0 million governed by a borrowing base and also extended the term to June 30, 2020.

As of December 31, 2017, December 31, 2016 and December 31, 2015, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.

Liquidity

A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	Year Ended December 31,
(in millions)	2017	2016	2015
Cash and cash equivalents	$393.3	$255.8	$228.3
Short-term borrowings and current maturities of long-term debt	20.9	24.5	25.4
Long-term debt	2,019.3	2,753.8	2,769.5
Total debt	$2,040.2	$2,778.3	$2,794.9

We can increase the borrowing availability under the Senior Secured Credit Facilities by up to $250.0 million in the form of additional commitments under the Revolving Credit Facility and/or incremental term loans plus an additional amount so long as we do not exceed a specified senior secured leverage ratio. We can incur additional secured indebtedness under the Term Loan Facilities if certain specified conditions are met under the credit agreement governing the Senior Secured Credit Facilities. Our liquidity requirements are significant primarily due to debt service requirements. See Note 10 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K.

Our principal sources of liquidity have been existing cash and cash equivalents, cash generated from operations and borrowings under the Senior Secured Credit Facilities and the Receivables Financing Agreement. Our principal uses of cash will be to provide working capital, meet debt service requirements, fund capital expenditures and finance strategic plans, including possible acquisitions. We used the proceeds from our initial public offering in May 2017 to pay down our long-term debt by approximately $851.8 million reducing our debt service requirements in the second half of 2017. We may also seek to finance capital expenditures under capital leases or other debt arrangements that provide liquidity or favorable borrowing terms. We continue to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, we may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings. As market conditions warrant, we and our major equity holders, including our Sponsor and its affiliates, may from time to time, seek to repurchase debt securities that we have issued or loans that we have borrowed, including the borrowings under the Senior Secured Credit Facilities, in privately negotiated or open market transactions, by tender offer or otherwise. Based on our current level of operations and available cash, we believe our cash flow from operations, together with availability under the Revolving Credit Facility and the Receivables Financing Agreement, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements for the foreseeable future. Our business may not generate sufficient cash flows from operations or future borrowings may not be available to us under our Revolving Credit Facility or the Receivables Financing Agreement in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Our ability to do so depends on, among other factors, prevailing economic conditions, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change in control, we could be required to repay or refinance our indebtedness. We may not be able to refinance any of our indebtedness, including the Senior Secured Credit Facilities, on commercially reasonable terms or at all. Any future acquisitions, joint ventures, or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

The majority of our cash is in jurisdictions outside of the United States.  However, we believe our U.S. operations will generate sufficient cash flows from operations along with our availability under the Revolving Credit Facility and the Receivables Financing Agreement to satisfy our cash needs in the United States.  As a result of the KKR transaction and the significant increase in our long-term debt balance as of July 30, 2013, at the acquisition date, we modified our assertion concerning the permanent reinvestment of undistributed earnings for non-U.S. subsidiaries in these foreign operations.  We intend to repatriate certain foreign earnings for the purpose of servicing our Senior Secured Credit Facilities, which will result in net U.S. tax liabilities as these foreign earnings are distributed.  We have previously asserted that we intend to repatriate about $200 million of accumulated earnings and while we currently have sufficient cash flows in the U.S. as of December 31, 2017 we are maintaining that assertion.  We are still evaluating our positon from a business perspective in light of the Tax Cuts and Job Act and have only adjusted our deferred liability for the impacts of the transitional tax.  Our deferred income tax liability as of December 31, 2017 is $9.3 million which consists mainly of withholding taxes.  No additional adjustments relating to taxation and unremitted earning have been recorded in accordance with SAB 118, as we are not currently able to reasonably estimate the impact as of the filing of the December 31, 2017 financial statements.

Working Capital

	For the Years Ended December 31,
(dollars in millions)	2017	2016	2015
Net Working Capital:
Current assets	$1,463.6	$1,188.5	$1,157.4
Less: Current liabilities	561.8	497.9	431.3
Net working capital	$901.8	$690.6	$726.1

Operating Working Capital:
Accounts receivable	$536.3	$441.6	$403.3
Plus: Inventories (excluding LIFO)	481.1	428.0	461.3
Less: Accounts payable	269.7	214.9	156.9
Less: Advance payments on sales contracts	42.7	43.0	58.0
Operating working capital	$705.0	$611.7	$649.7

In 2017, we revised our definition of operating working capital to accounts receivable, plus inventories excluding LIFO, less accounts payable, less advance payments on sales contracts.  Prior periods have been restated to conform to the current presentation.  Net working capital increased $211.2 million to $901.8 million as of December 31, 2017 from $690.6 million as of December 31, 2016.  Operating working capital increased $93.3 million to $705.0 million as of December 31, 2017 from $611.7 million as of December 31, 2016. Operating working capital at December 31, 2017 as a percentage of 2017 revenues was 29.7% as compared to 31.5% at December 31, 2016 as a percentage of 2016 revenues. This increase was primarily due to higher accounts receivable, higher inventories, and lower advance payments on sales contracts, partially offset by higher accounts payable.  The increase in accounts receivable was primarily due to a higher level of sales in the fourth quarter of 2017 compared to the fourth quarter of 2016 as a result of the recovery in the upstream energy markets.  The increase in accounts receivable was also due to a difference in sales mix between the fourth quarter of 2016 and the fourth quarter of 2017.  A higher portion of revenues in the fourth quarter of 2016 were related to highly engineered solution product contracts with higher advance payments ahead of revenue recognition than in the fourth quarter of 2017. The increase in inventories was primarily due to additions to inventories in anticipation of increased demand for certain products primarily in the Energy segment evidenced by increased orders in the Energy segment in the fourth quarter of 2017 compared to the fourth quarter of 2016. The increase in accounts payable was due to increased levels of inventories and continuing efforts to standardize vendor payment terms and timing of vendor disbursements.  Advance payments on sales contracts was essentially flat as of December 31, 2017 in comparison to 2016.

Net working capital decreased $35.5 million to $690.6 million as of December 31, 2016 from $726.1 million as of December 31, 2015. Operating working capital decreased $38.0 million to $611.7 million as of December 31, 2016 from $649.7 million as of December 31, 2015. Operating working capital at December 31, 2016 as a percentage of 2016 revenues was 31.5% as compared to 30.5% at December 31, 2015 as a percentage of 2015 revenues. The decrease was primarily due to lower inventories and higher accounts payable, partially offset by higher accounts receivable and lower advance payments on sales contracts. During 2016, management proactively focused on reducing inventory levels while maintaining product availability and improving delivery times. Also, centralized processes were redesigned to improve the timing of customer cash collections and to standardize vendor payment terms resulting in the improvement of accounts receivable and accounts payable performance. The increase in accounts receivable was primarily due to higher levels of sales in the fourth quarter of 2016 compared to the fourth quarter of 2015. The increase in accounts payable was primarily due to the timing of vendor cash disbursements. The decrease in advance payments on sales contracts was due to a decreased level of in process engineered to order contracts at the end of the fourth quarter of 2016 compared to the fourth quarter of 2015.

Cash Flows

The following table reflects the major categories of cash flows for the years ended December 31, 2017, 2016 and 2015, respectively.
	Year Ended December 31,
(in millions)	2017	2016	2015
Cash flows - operating activities	$200.5	$165.6	$172.1
Cash flows - investing activities	(60.8)	(82.1)	(84.0)
Cash flows - financing activities	(17.4)	(43.0)	(35.0)
Free cash flow (1)	143.7	91.2	101.1

(1)	See “Item 6. Selected Financial Data” for a reconciliation to the most directly comparable GAAP measure.

Operating activities

Cash provided by operating activities increased $34.9 million to $200.5 million in 2017 from $165.6 million in 2016, primarily due to higher net income (excluding non-cash charges for impairments of goodwill and other intangible assets, stock-based compensation, depreciation and amortization, foreign currency transaction (gains) losses, loss extinguishment of debt) and deferred income taxes, partially offset by increased cash used by working capital.  Operating working capital used cash of $55.0 million in 2017 compared to providing cash of $20.5 million in 2016.  Changes in accounts receivable used cash of $65.7 million in 2017 compared to using cash of $48.8 million in 2016. Changes in inventory used cash of $22.7 million in 2017 compared to generating cash of $23.5 million in 2016. Changes in accounts payable generated cash of $39.9 million in 2017 as compared to generating cash of $58.1 million in 2016.  Changes in advance payments on sales contracts used cash of $6.5 million in 2017 and used cash of $12.3 million in 2016.

Cash provided by operating activities decreased $6.5 million to $165.6 million in 2016 from $172.1 million in 2015, primarily due to lower net income (excluding non-cash charges for impairments of goodwill and other intangible assets, depreciation and amortization and foreign currency transaction (gains) losses), offset by cash generated from reduced operating working capital. Operating working capital provided cash of $20.5 million in 2016 compared to $24.6 million in 2015. Changes in accounts receivable used cash of $48.8 million in 2016 and generated cash of $83.9 million in 2015. Changes in inventory generated cash of $23.5 million in 2016 and used cash of $27.8 million in 2015. Changes in accounts payable generated cash of $58.1 million in 2016 and used cash of $46.8 million in 2015. Changes in advance payments on sales contracts used cash of $12.3 million in 2016 and generated cash of $15.3 million in 2015.

Investing activities

Cash flows from investing activities included capital expenditures of $56.8 million (2.4% of consolidated revenues), $74.4 million (3.8% of consolidated revenues) and $71.0 million (3.3% of consolidated revenues), in 2017, 2016 and 2015, respectively, invested primarily to support sales growth initiatives and increase operating efficiency. We currently expect capital expenditures to total approximately $65 to $75 million in 2018. Proceeds from the termination of derivatives was $6.2 million in 2017.  Cash paid in business combinations was $18.8 million in 2017, $18.8 million in 2016 and $26.2 million in 2015. Net proceeds from business divestitures and disposals of property, plant and equipment were $8.6 million, $11.1 million and $13.2 million in 2017, 2016, and 2015, respectively.

Financing activities

Cash used in financing activities of $17.4 million in 2017 reflects net repayments of long-term borrowings of $868.6 million, a premium paid on the extinguishment of senior notes of $29.7 million, purchases of treasury stock of $3.6 million, purchases of shares of noncontrolling interest of $5.2 million, and the payment of debt issuance costs of $4.1 million, partially offset by proceeds from the issuance of common stock $893.6 million and other items of $0.2 million.

Cash used in financing activities of $43.0 million in 2016, reflects scheduled principal payments on long-term borrowings of $25.5 million, purchases of treasury stock of $14.1 million, a $4.7 million payment of contingent consideration related to an acquisition, payments of debt issuance costs of $1.1 million and other items of $0.9 million, partially offset by issuances of common stock of $3.3 million.

Cash used in financing activities of $35.0 million in 2015 reflects scheduled principal payments on long-term borrowings of $26.5 million, net payments on short-term borrowings of $6.7 million, purchases of treasury stock of $2.1 million, a $3.0 million payment of contingent consideration related to an acquisition and other items of $0.9 million, partially offset by issuances of common stock of $4.2 million.

Free cash flow

Free cash flow increased $52.5 million to $143.7 million in 2017 from $91.2 million in 2016 due to increased cash provided by operating activities of $34.9 million and a decrease in capital expenditures of $17.6 million in 2017 compared to 2016.  Free Cash Flow decreased $9.9 million to $91.2 million in 2016 from $101.1 million in 2015 due to a decrease in cash provided by operating activities of $6.5 million in 2016 compared to 2015 and an increase in capital expenditures of $3.4 million in 2016 compared to 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are materially likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes our future minimum payments as of December 31, 2017 for all contractual obligations for years subsequent to the year ended December 31, 2017:

		Payments Due by Period
(in millions) Contractual Obligations	Total	2018	2019-2020	2021-2022	More than 5 years
Debt	$2,018.2	$20.2	$40.5	$40.5	$1,917.0
Estimated interest payments(1)	666.6	102.6	216.8	184.8	162.4
Capital leases	26.9	0.7	1.9	2.3	22.0
Operating leases	82.1	22.9	32.6	14.3	12.3
Purchase obligations(2)	338.5	318.9	19.4	0.2	-
Total	$3,132.3	$465.3	$311.2	$242.1	$2,113.7

(1)
Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument.

(2)
Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated as of December 31, 2017. For this reason, these amounts will not provide a complete and reliable indicator of our expected future cash outflows.

Total pension and other postretirement benefit liabilities recognized on our consolidated balance sheet as of December 31, 2017 were $101.8  million.  The total pension and other postretirement benefit liabilities are included in our consolidated balance sheet line items “Accrued liabilities” and “Pensions and other postretirement benefits.” Because these liabilities are impacted by, among other items, plan funding levels, changes in plan demographics and assumptions and investment return on plan assets, it does not represent expected liquidity needs. Accordingly, we did not include these liabilities in the “Contractual Obligations” table above.

We fund our U.S. qualified pension plans in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. We are committed to making the required minimum contributions and expect to contribute a total of approximately $0.1 million to our U.S. qualified pension plans during 2018. Furthermore, we expect to contribute a total of approximately $0.3 million to our postretirement life insurance benefit plans during 2018. Future contributions are dependent upon various factors including the performance of the plan assets, benefit payment experience and changes, if any, to current funding requirements. Therefore, no amounts were included in the “Contractual Obligations” table related to expected plan contributions. We generally expect to fund all future contributions to our plans with cash flows from operating activities.

Our non-U.S. pension plans are funded in accordance with local laws and income tax regulations. We expect to contribute a total of approximately $6.6 million to our non-U.S. qualified pension plans during 2018. No amounts have been included in the “Contractual Obligations” table related to these plans due to the same reasons noted above.

Disclosure of amounts in the “Contractual Obligations” table regarding expected benefit payments in future years for our pension plans and other postretirement benefit plans cannot be properly reflected due to the ongoing nature of the obligations of these plans. We currently anticipate the annual benefit payments for the U.S. plans to be in the range of approximately $4.5 million to $5.0 million in 2018 and to remain at those levels for the next several years, and the annual benefit payments for the non-U.S. plans to be in the range of approximately $9.0 million to $9.5 million in 2018 and to gradually increase to an annual level in the range of $9.5 million to $11.5 million for the next several years.

Contingencies

We are a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature for a company of our size and in our sector.  We believe that such proceedings, lawsuits and administrative actions will not materially adversely affect our operations, financial condition, liquidity or competitive position. We have accrued liabilities and other liabilities on our consolidated balance sheet to include a total litigation reserve of $105.6 million as of December 31, 2017 with respect to potential liability arising from our asbestos-related litigation.  Other than our asbestos-related litigation reserves, we only have de minimis accrued liabilities and other liabilities on our consolidated balance sheet with respect to other legal proceedings, lawsuits and administrative actions. A more detailed discussion of certain of these proceedings, lawsuits and administrative actions is set forth in “Item 3. Legal Proceedings.”

Critical Accounting Estimates

Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. Certain of these estimates include determining fair value. All of these estimates reflect our best judgment about current, and for some estimates, future economic and market conditions and their effect based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that the judgments and estimates described below could change, which may result in future impairments of goodwill, intangibles and long-lived assets, increases in reserves for contingencies, establishment of valuation allowances on deferred tax assets and increase in tax liabilities, among other effects. Also see Note 1 “Summary of Significant Accounting Policies” to our audited consolidated financial statements included elsewhere in this Form 10-K, which discusses the significant accounting policies that we have selected from acceptable alternatives.

Impairment of Goodwill and Other Identified Intangible Assets

We test goodwill for impairment annually in the fourth quarter of each year using data as of October 1 of that year. Upon adoption of ASU 2017-04, the impairment test consists of comparing the fair value of the reporting unit to the carrying value of the reporting unit. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; provided, the loss recognized cannot exceed the total amount of goodwill allocated to the reporting unit. If applicable, we consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. We determined fair values for each of the reporting units using a combination of the income and market multiples approaches which are weighted 75% and 25%, respectively.

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our 2017 reporting unit valuations ranged from 9.9% to 11.3%. Additionally, we assumed 3.0% terminal growth rates for all reporting units.

Under the market multiples approach, fair value is determined based on multiples derived from the stock prices of publically traded guideline companies to develop a business enterprise value (“BEV”) for our reporting units. The application of the market multiples method entails the development of book value multiples based on the market value of the guideline companies. The multiples are developed by first calculating the market value of equity of the guideline companies and then adjusting these multiples for cash and debt to arrive at a BEV multiple. Identifying appropriate guideline companies and computing appropriate market multiples is subjective. We considered various public companies that had reasonably similar qualitative factors as our reporting units while also considering quantitative factors such as revenue growth, profitability and total assets.

For all reporting units, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) was a minimum of 83.3%.  With each reporting unit’s fair value in excess of its carrying value, no goodwill impairment was recorded.

We annually test intangible assets with indefinite lives for impairment utilizing a discounted cash flow valuation referred to as the relief from royalty method. We estimated forecasted revenues for a period of five years with discount rates ranging from 10.9% to 12.3%, a terminal growth rate of 3.0%, and royalty rates ranging from 3.0% to 4.0%.

In the fourth quarter of 2017, as a result of the annual impairment test of indefinite-lived intangible assets, the Company recorded an impairment charge of $1.5 million related to indefinite-lived trademarks, including $1.2 million related to two trademarks in the Industrials segment and $0.3 million related to an indefinite-lived trademark in the Energy segment.

We review identified intangible assets with defined useful lives and subject to amortization for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset.

Also see Note 8 “Goodwill and Other Intangible Assets” to our audited consolidated financial statements included elsewhere in this Form 10-K.

Pension Benefits

Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations.  Two assumptions – discount rate and expected return on assets – are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually on a plan and country-specific basis. We periodically evaluate other assumptions involving demographic factors such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

Accumulated and projected benefit obligations are measured as the present value of expected payments. We discount those cash payments using the weighted average of market-observed yields for high-quality fixed-income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension expense.

Our weighted average discount rates used to determine benefit obligations for U.S. pension plans were 3.6%, 4.0% and 4.1% and for non-U.S. Plans were 2.3%, 2.3% and 3.3% as of December 31, 2017, 2016 and 2015, respectively. The discount rate in both the United States and the United Kingdom was determined by projecting the plans’ expected future benefit payments, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that results in the same projected benefit obligation. In all other countries, the discount rate was based on appropriate published indices with recognition of the plan liability durations.

To determine the expected weighted average long-term rate of return on pension plan assets, we consider current and target asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future long-term return expectations for our principal benefit plans’ assets, we formulate views on the future economic environment, both in the United States and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields and spreads, using both internal and external sources. We also take into account expected volatility by asset class and diversification across classes to determine expected overall portfolio results given current and target allocations. Based on our analysis of future expectations of asset performance, past return results and our current and target asset allocations, for cost recognition in 2018, we have assumed a long-term expected return on assets of 7.75% for U.S. Plans and 5.0% for non-U.S. Plans.

The table below illustrates the sensitivity of the significant pension assumptions on a combined basis for the Company’s U.S. and non-U.S. Plans.

	Change in Discount Rate		Change in Expected Return		Change in Market Value of Assets
(in millions)	Plus 100 bps	Minus 100 bps	Plus 100 bps	Minus 100 bps	Plus 5%	Minus 5%
(Decrease) increase in 2017 net benefit cost	$(2.7)	$3.2	$(1.7)	$1.8	$(1.7)	$1.8
(Decrease) increase in projected benefit obligation	(58.7)	70.8	(3.0)	3.9	-	-
Increase (decrease) in funded status	56.3	(67.6)	0.5	(0.7)	15.1	(15.1)

Income Taxes

Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect 2017, including, but not limited to, (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years (2) bonus depreciation that will allow for full expensing of qualified property, and (3) a change in U.S. deferred tax assets and liabilities relating to the U.S. tax rate reduction from 35% to 21%.

The Tax Act also establishes new tax laws that will affect 2018, including, but not limited to, (1) reduction of the U.S. federal corporate tax rate; (2) elimination of the corporate alternative minimum tax (“AMT”); (3) the creation of the base erosion anti-abuse tax (“BEAT”), a new minimum tax; (4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to tax global intangible low-taxed income (“GILTI”), which allows for the possibility of using foreign tax credits (“FTC”) and a deduction of up to 50% to offset the income tax liability (subject to some limitations); (6) a new limitation on deductible interest expense; (7) the repeal of the domestic production activity deduction; (8) limitations on the deductibility of certain executive compensation; (9) limitations on the use of FTCs to reduce the U.S. income tax liability; and (10) limitations on net operating losses (“NOL”) generated after December 31, 2017, to 80% of taxable income.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under FASB Accounting Standard Codification 740 (“ASC 740”) is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

For various reasons we have not completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of elements for which our analysis is not yet complete, we recorded provisional adjustments, as described above. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act.  As we complete our accounting of the income tax effects of the Tax Act, we anticipate that we may record additional charges or benefits at such time as prescribed by ASC 740 and SAB 118, and as further information becomes available regarding the Tax Act, we may make further adjustments to the provisions that have been recorded in our financial statements.  We also continue to examine the impact this tax reform legislation may have on our business.

The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.

The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, the amount of non-U.S. income taxes paid on such earnings, and the impact of the accumulated overall foreign source loss on our ability to utilize foreign tax credits. We are able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation.  However, we are continuing to gather additional information to more precisely compute the amount of the Transition Tax.

Our accounting for the following elements of the Tax Act is incomplete, and we were not yet able to make reasonable estimates of the effects. Therefore, no provisional adjustments, other than the adjustment related to the effects of the transitional tax, were recorded related to ASC 740-30 (formerly Accounting Principles Board 23).

The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (“CFC”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.

Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions  in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Because whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on not only our current structure and estimated future results of global operations but also our intent and ability to modify our structure and/or our business, we are not yet able to reasonably estimate the effect of this provision of the Tax Act.

Due to these complexities, we have not been able to determine if our company policy concerning permanent reinvestment will change as a result of the new Tax Act.   No additional adjustments relating to ASC 740-30 have been recorded in accordance with SAB 118 as we are not currently able to reasonably estimate the impact as of the filing of the December 31, 2017 financial statements.

Stock Compensation

We account for stock-based compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all stock-based payments to employees and non-employees, including grants of stock options and deferred stock units (“DSU”), to be measured based on the grant date fair value of the awards.

The fair value of each stock option grant is estimated using the Black-Scholes-Merton valuation model. The model requires certain assumptions including the estimated expected term of the stock options, the risk-free interest rate and the exercise price, of which certain assumptions are highly complex and subjective. The expected option life represents the period of time that the options granted are expected to be outstanding based on management's best estimate of the timing of a liquidity event and the contractual term of the stock option. As there is not sufficient trading history of our common stock, we use a group of our competitors which we believe are similar to us, adjusted for our capital structure, in order to estimate volatility. Our exercise price is the stock price on the date in which shares were granted.

Concurrent with the Company’s initial public offering in May of 2017, the Company’s Board authorized the grant of 5.5 million DSUs to all permanent employees that had not previously received stock-based awards under the 2013 Plan. The DSUs vested immediately upon grant, however contain restrictions such that the employee may not sell or otherwise realize the economic benefits of the award until certain dates through April 2019. The fair value of each DSU grant under the Stock-Based Compensation Plan is estimated on the date of grant or modification using the Finnerty discount for lack of marketability pricing model.  The discount for lack of marketability is commensurate with the period of sale restrictions related to the Company’s initial public offering.

Prior to our initial public offering, our stock price was calculated based on a combination of the income approach and the market approach. Under the income approach, specifically the discounted cash flow method, forecasted cash flows are discounted to the present value at a risk-adjusted discount rate. The valuation analyses determine discrete free cash flows over several years based on forecast financial information provided by management and a terminal value for the residual period beyond the discrete forecast, which are discounted at an appropriate rate to estimate the Company's enterprise value. Under the market approach, specifically the guideline public company method, we select publicly traded companies with similar financial and operating characteristics as the Company and calculate valuation multiples based on the guideline public company’s financial information and market data. Subsequent to the initial public offering, the estimation of our stock price is no longer be necessary as we rely on the market price to determine the market value of our common stock. For additional information related to the assumptions used, see Note 15 “Stock-Based Compensation Plans” to our audited consolidated financial statements included elsewhere in this Form 10-K.

Loss Contingencies

Loss contingencies are uncertain and unresolved matters that arise in the ordinary course of business and result from events or actions by others that have the potential to result in a future loss. Such contingencies include, but are not limited to, asbestos and silica related litigation, environmental obligations, litigation, regulatory proceedings, product quality and losses resulting from other events and developments.

When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low-end of such range. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. When a loss is probable but a reasonable estimate cannot be made, disclosure is provided.

Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. We regularly review all contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. As discussed above, development of a meaningful estimate of loss or a range of potential loss is complex when the outcome is directly dependent on negotiations with or decisions by third parties, such as regulatory agencies, the court system and other interested parties. Such factors bear directly on whether it is possible to reasonably estimate a range of potential loss and boundaries of high and low.

Recent Accounting Pronouncements

See Note 2 “New Accounting Standards” for a discussion of recent accounting standards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk as a result of our variable-rate borrowings. We manage our exposure to interest rate risk by maintaining a mixture of fixed and variable debt, and from time to time, use pay-fixed interest rate swaps as cash flow hedges of our variable rate debt in order to adjust the relative fixed and variable portions.

As of December 31, 2017, we had variable rate debt outstanding of $893.2 million at a current weighted average interest rate of 3.9%, substantially all of which was incurred under our $2,785.0 million Senior Secured Credit Facility, under which $1,282.3 million was outstanding under the $1,285.5 million Dollar Term Loan Facility and €613.5 million was outstanding under the €615.0 million Euro Term Loan Facility.

The Dollar Term Loan Facility and the Euro Term Loan Facility bear interest primarily based on LIBOR and EURIBOR, respectively, plus a spread. However, both facilities are subject to a 0% LIBOR base rate floor, and thus the interest rate on the Dollar Term Loan Facility and the Euro Term Loan Facility will fluctuate when LIBOR or EURIBOR, respectively, exceeds that percentage. As of December 31, 2017, LIBOR was higher and EURIBOR was lower than the 0% LIBOR minimum rate.

We use interest rate swaps to offset our exposure to interest rate movements. These outstanding interest rate swaps qualify and are designated as cash flow hedges of forecasted LIBOR-based interest payments. As of December 31, 2017, we were a fixed rate payer on 12 fixed-floating interest rate swap contracts that effectively fixed the LIBOR-based index used to determine the interest rates charged on our LIBOR-based variable rate borrowings. See Note 16 “Hedging Activities, Derivative Instruments, and Credit Risk” to our audited consolidated financial statements included elsewhere in this Form 10-K.

The following table presents the impact of hypothetical changes in market interest rates across the yield curve by 100 basis points, including the effect of our interest rate swaps for the years ended December 31, 2017 and 2016 on our interest expense.

	Year Ended December 31,
(in millions)	2017	2016
Increase (decrease) in market interest rates
100 basis points	6.1	$4.4
(100) basis points(1) (2)	(1.6)	-

(1)
A decrease in interest rates would not have impacted our interest expense in 2017 on EURIBOR debt which was lower than the 0% base rate floors under the Senior Secured Credit Facility for the entire fiscal year 2017, but would have impacted interest expense in 2017 on LIBOR debt which was higher than the 0% based rate floors under the Senior Secured Credit Facility during the second half of fiscal year 2017.

(2)
A decrease in interest rates would not have impacted our interest expense in 2016 because LIBOR and EURIBOR were lower than the 1.0% base rate floors, applicable in that period, under the Senior Secured Credit Facility for the entirety of 2016.

Foreign Currency Risk

We are exposed to foreign currency risks that arise from our global business operations. Changes in foreign currency exchange rates affect the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a subsidiary’s functional currency. In 2017, the relative weakening of the U.S. dollar against foreign currencies had a favorable impact on our revenues and results of operations while in 2016, the relative strengthening of the U.S. dollar against foreign currencies had an unfavorable impact on our revenues and results of operations. While future changes in foreign currency exchange rates are difficult to predict, our revenues and earnings may be adversely affected if the U.S. dollar strengthens against foreign currencies.

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

The table below presents the percentage of revenues and gross profit by principal currency for the years ended December 31, 2017 and 2016.

	U.S. Dollar	Euro	British Pound	Chinese Renminbi	Other
Year Ended December 31, 2017
Revenues	48%	30%	5%	5%	12%
Gross profit	45%	34%	5%	6%	10%

Year Ended December 31, 2016
Revenues	39%	34%	6%	6%	15%
Gross profit	36%	38%	7%	7%	12%

We utilize foreign currency denominated debt obligations supplemented from time to time with cross currency interest rate swaps designated as net investment hedges to selectively hedge portions of our investment in non-U.S. subsidiaries. The currency effects of the designated debt obligations and cross currency interest rate swaps are reflected in accumulated other comprehensive income within our stockholders’ equity, where they partially offset the currency translation effects of our investments in non-U.S. subsidiaries, which in turn partially offset gains and losses recorded on our net investments globally. These currency translation effects and offsetting impacts of our derivatives for the years ended December 31, 2017 and 2016 are summarized in Note 13 “Accumulated Other Comprehensive Income (Loss)” to our audited consolidated financial statements included elsewhere in this Form 10-K.

We also enter into foreign currency forward contracts to manage the risk arising from transaction gains and losses associated with intercompany loans with foreign subsidiaries. Our foreign currency forward contracts are typically short-term and are rolled forward as necessary upon settlement. As of December 31, 2017, we were party to 12 foreign currency forward contracts, all of which are carried on our balance sheet at fair value. See Note 16 “Hedging Activities, Derivative Instruments, and Credit Risk”  to our audited consolidated financial statements included elsewhere in this Form 10-K.

The table below presents, for the year ended December 31, 2017, the hypothetical effect of a 10% appreciation in the average exchange rate of the U.S. dollar relative to the principal foreign currencies in which our revenues and gross profit are denominated.

	Year Ended December 31, 2017
(in millions)	Euro	British Pound	Chinese Renminbi
Revenues	$(70.4)	$(11.1)	$(12.6)
Gross profit	$(30.3)	$(4.7)	$(5.6)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Dollars in millions, except per share amounts)

	For the Years Ended December 31,
	2017	2016	2015

Revenues	$2,375.4	$1,939.4	$2,126.9
Cost of sales	1,477.5	1,222.7	1,347.8
Gross Profit	897.9	716.7	779.1
Selling and administrative expenses	446.6	414.3	427.0
Amortization of intangible assets	118.9	124.2	115.4
Impairment of goodwill	-	-	343.3
Impairment of other intangible assets	1.6	25.3	78.1
Other operating expense, net	222.1	48.6	20.7
Operating Income (Loss)	108.7	104.3	(205.4)
Interest expense	140.7	170.3	162.9
Loss on extinguishment of debt	84.5	-	-
Other income, net	(3.8)	(2.8)	(1.6)
Loss Before Income Taxes	(112.7)	(63.2)	(366.7)
Benefit for income taxes	(131.2)	(31.9)	(14.7)
Net Income (Loss)	18.5	(31.3)	(352.0)
Less: Net income (loss) attributable to noncontrolling interests	0.1	5.3	(0.8)
Net Income (Loss) Attributable to Gardner Denver Holdings, Inc.	$18.4	$(36.6)	$(351.2)
Basic earnings (loss) per share	$0.10	$(0.25)	$(2.35)
Diluted earnings (loss) per share	$0.10	$(0.25)	$(2.35)

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	For the Years Ended December 31,
	2017	2016	2015

Comprehensive Income (Loss) Attributable to Gardner Denver Holdings, Inc.
Net income (loss) attributable to Gardner Denver Holdings, Inc.	$18.4	$(36.6)	$(351.2)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	157.6	(76.2)	(136.3)
Foreign currency (losses) gains, net	(51.6)	13.6	32.6
Unrecognized gains (losses) on cash flow hedges, net	12.4	(0.9)	(15.9)
Pension and other postretirement prior service cost and gain or loss, net	24.2	(13.3)	(10.7)
Other comprehensive income (loss), net of tax	142.6	(76.8)	(130.3)
Comprehensive income (loss) attributable to Gardner Denver Holdings, Inc.	$161.0	$(113.4)	$(481.5)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests	$0.1	$5.3	$(0.8)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	-	1.4	(2.0)
Other comprehensive income (loss), net of tax	-	1.4	(2.0)
Comprehensive income (loss) attributable to noncontrolling interests	$0.1	$6.7	$(2.8)
Total Comprehensive Income (Loss)	$161.1	$(106.7)	$(484.3)

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share amounts)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$393.3	$255.8
Accounts receivable, net of allowance for doubtful accounts of $18.7 and $18.7, respectively	536.3	441.6
Inventories	494.5	443.9
Other current assets	39.5	47.2
Total current assets	1,463.6	1,188.5
Property, plant and equipment, net of accumulated depreciation of $203.8 and $146.1, respectively	363.2	358.4
Goodwill	1,227.6	1,154.7
Other intangible assets, net	1,431.2	1,469.9
Deferred tax assets	1.0	1.4
Other assets	134.6	143.1
Total assets	$4,621.2	$4,316.0
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$20.9	$24.5
Accounts payable	269.7	214.9
Accrued liabilities	271.2	258.5
Total current liabilities	561.8	497.9
Long-term debt, less current maturities	2,019.3	2,753.8
Pensions and other postretirement benefits	99.8	122.7
Deferred income taxes	237.5	487.6
Other liabilities	226.0	182.2
Total liabilities	3,144.4	4,044.2
Commitments and contingencies (Note 18)
Stockholders' equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 198,377,237 and 150,552,360 shares issued at December 31, 2017 and December 31, 2016, respectively	2.0	1.5
Capital in excess of par value	2,275.4	1,222.4
Accumulated deficit	(577.8)	(596.2)
Accumulated other comprehensive loss	(199.8)	(342.4)
Treasury stock at cost; 2,159,266 and 1,897,454 shares at December 31, 2017 and 2016, respectively	(23.0)	(19.4)
Total Gardner Denver Holdings, Inc. stockholders' equity	1,476.8	265.9
Noncontrolling interests	-	5.9
Total stockholders' equity	1,476.8	271.8
Total liabilities and stockholders' equity	$4,621.2	$4,316.0

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions)

	December 31, 2017	December 31, 2016	December 31, 2015

Number of Common Shares Issued (in millions)
Balance at beginning of period	150.6	150.3	149.9
Common stock issued for initial public offering	47.5	-	-
Common stock issued to employees for deferred stock units	0.2	-	-
Exercise of stock options	0.1	-	-
Common stock issued for management	-	0.3	0.4
Balance at end of period	198.4	150.6	150.3
Common Stock
Balance at beginning of period	$1.5	$1.5	$1.5
Exercise of stock options	-	-	-
Common stock issued for initial public offering	0.5	-	-
Balance at end of period	$2.0	$1.5	$1.5
Capital in Excess of Par Value
Balance at beginning of period	$1,222.4	$1,219.2	$1,215.0
Common stock issued for initial public offering, net of underwritting discounts and commissions	897.2	-	-
Costs related to initial public offering	(4.6)	-	-
Stock-based compensation	157.3	-	-
Exercise of stock options	0.7	-	-
Purchase of noncontrolling interest	2.4	-	-
Common stock issued for management	-	3.2	4.2
Balance at end of period	$2,275.4	$1,222.4	$1,219.2
Accumulated Deficit
Balance at beginning of period	$(596.2)	$(559.6)	$(208.4)
Net income (loss) attributable to Gardner Denver Holdings, Inc.	18.4	(36.6)	(351.2)
Balance at end of period	$(577.8)	$(596.2)	$(559.6)
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(342.4)	$(265.6)	$(135.3)
Foreign currency translation adjustments, net	157.6	(76.2)	(136.3)
Foreign currency (losses) gains, net	(51.6)	13.6	32.6
Unrecognized gains (losses) on cash flow hedges, net	12.4	(0.9)	(15.9)
Pension and other postretirement prior service cost and gain or loss, net	24.2	(13.3)	(10.7)
Balance at end of period	$(199.8)	$(342.4)	$(265.6)
Treasury Stock
Balance at beginning of period	$(19.4)	$(5.3)	$(3.2)
Purchases of treasury stock	(3.6)	(14.1)	(2.1)
Balance at end of period	$(23.0)	$(19.4)	$(5.3)
Total Gardner Denver Holdings, Inc. Stockholders' Equity	$1,476.8	$265.9	$390.2
Noncontrolling Interests
Balance at beginning of period	$5.9	$15.3	$19.0
Net income (loss) attributable to noncontrolling interests	0.1	5.3	(0.8)
Dividends to minority stockholders	-	(0.9)	(0.9)
Purchase of noncontrolling interest	(7.6)	-	-
Transfer of noncontrolling interest AOCI to consolidated AOCI	1.6	1.4	(2.0)
Correction of purchase accounting allocation	-	(15.2)	-
Balance at end of period	$-	$5.9	$15.3
Total Stockholders' Equity	$1,476.8	$271.8	$405.5

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Years Ended December 31,
	2017	2016	2015

Cash Flows From Operating Activities:
Net income (loss)	$18.5	$(31.3)	$(352.0)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	118.9	124.2	115.4
Depreciation in cost of sales	46.6	41.1	39.6
Depreciation in selling and administrative expenses	8.3	7.4	8.0
Impairment of goodwill and other intangible assets	1.6	25.3	421.4
Stock-based compensation expense	175.0	-	-
Foreign currency transaction losses (gains), net	9.3	(5.9)	1.1
Net loss (gain) on asset dispositions	0.8	0.1	(4.5)
Loss on extinguishment of debt	84.5	-	-
Non-cash change in LIFO reserve	2.6	(2.2)	(2.0)
Deferred income taxes	(249.0)	(84.4)	(63.5)
Changes in assets and liabilities:
Receivables	(65.7)	(48.8)	83.9
Inventories	(22.7)	23.5	(27.8)
Accounts payable	39.9	58.1	(46.8)
Accrued liabilities	(24.8)	21.2	30.7
Other assets and liabilities, net	56.7	37.3	(31.4)
Net cash provided by operating activities	200.5	165.6	172.1
Cash Flows From Investing Activities:
Capital expenditures	(56.8)	(74.4)	(71.0)
Net cash paid in business combinations	(18.8)	(18.8)	(26.2)
Net cash received in business divestitures	-	4.9	-
Proceeds from the termination of derivatives	6.2	-	-
Disposals of property, plant and equipment	8.6	6.2	13.2
Net cash used in investing activities	(60.8)	(82.1)	(84.0)
Cash Flows From Financing Activities:
Principal payments on short-term borrowings	-	-	(7.2)
Proceeds from short-term borrowings	-	-	0.5
Principal payments on long-term debt	(2,879.3)	(26.5)	(73.6)
Premium paid on extinguishment of senior notes	(29.7)	-	-
Proceeds from long-term debt	2,010.7	1.0	47.1
Proceeds from the issuance of common stock, net of share issuance costs	893.6	3.3	4.2
Purchases of treasury stock	(3.6)	(14.1)	(2.1)
Payments of contingent consideration	-	(4.7)	(3.0)
Payments of debt issuance costs	(4.1)	(1.1)	-
Purchase of shares from noncontrolling interests	(5.2)	-	-
Other	0.2	(0.9)	(0.9)
Net cash used in financing activities	(17.4)	(43.0)	(35.0)
Effect of exchange rate changes on cash and cash equivalents	15.2	(13.0)	(9.0)
Increase in cash and cash equivalents	137.5	27.5	44.1
Cash and cash equivalents, beginning of year	255.8	228.3	184.2
Cash and cash equivalents, end of year	$393.3	$255.8	$228.3

Supplemental Cash Flow Information
Cash paid for income taxes	$55.5	$35.5	$53.8
Cash paid for interest	$142.5	$153.9	$144.6
Capital expenditures in accounts payable	$6.5	$7.2	$2.1
Property and equipment acquired under capital leases	$7.8	$7.7	$-

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except share and per share amounts)

Note 1:	Summary of Significant Accounting Policies

Overview and Basis of Presentation

Gardner Denver Holdings, Inc. is a holding company whose operating subsidiaries are Gardner Denver, Inc. (“GDI”) and certain of GDI’s subsidiaries. GDI is a diversified, global manufacturer of highly engineered, application-critical flow control products and provider of related aftermarket parts and services.  The accompanying consolidated financial statements include the accounts of Gardner Denver Holdings, Inc. and its majority-owned subsidiaries (collectively referred to herein as “Gardner Denver” or the “Company”).

The Company’s initial public offering of shares of common stock was completed in May 2017. In connection with the offering, the Company sold a total of 47,495,000 shares of common stock for cash consideration of $20.00 per share ($18.90 per share net of underwriting discounts) and received proceeds of $949.9 million. Expenses for underwriting discounts and commissions related to this offering totaled approximately $52.2 million, resulting in net proceeds of $897.7 million. Additional expenses directly related to the initial public offering of $4.6 million were incurred and recorded as a reduction to the “Capital in excess of par value” line in the Consolidated Balance Sheets.

On November 15, 2017, the Company completed a secondary offering for a total of 25,300,000 shares of common stock held by affiliates of Kohlberg Kravis Roberts & Co. L.P (collectively, the “Selling Stockholders”), including 3,300,000 shares sold pursuant to the over-allotment option granted to underwriters.  The public offering price for this secondary offering was $27.25 per share, before deducting underwriting discounts and commissions.  The 3,300,000 shares issued and sold by selling stockholders pursuant to the over-allotment option granted to the underwriters was exercised concurrently with the closing of the secondary offering.  The Company did not sell any shares of Common Stock in the public offering and did not receive any proceeds.

After the completion of the initial public offering and the secondary offering, affiliates of Kohlberg Kravis Roberts & Co. L.P. continue to control a majority of the voting power of the Company’s common stock. As a result, the Company is considered a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”).

Principles of Consolidation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Company regularly evaluates the estimates and assumptions related to the allowance for doubtful accounts, inventory valuation, warranty reserves, fair value of stock-based awards, goodwill, intangible asset, and long-lived asset valuations, employee benefit plan liabilities, income tax liabilities and deferred tax assets and related valuation allowances, uncertain tax positions, restructuring reserves, and litigation and other loss contingencies. Actual results could differ materially and adversely from those estimates and assumptions, and such results could affect the Company’s consolidated net income, financial position, or cash flows.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries, where the functional currency is not the U.S. Dollar (“USD”), are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the year. Adjustments resulting from the translation of the assets and liabilities of foreign operations into USD are excluded from the determination of net income (loss), and are reported in accumulated other comprehensive (loss) income, a separate component of stockholders’ equity, and included as a component of other comprehensive (loss) income. Assets and liabilities of subsidiaries that are denominated in currencies other than the subsidiaries’ functional currency are remeasured into the functional currency using end of period exchange rates, or historical rates for certain balances, where applicable. Gains and losses related to these remeasurements are recorded within the Consolidated Statements of Operations as a component of “Other operating expense, net.”

Revenue Recognition

The Company recognizes revenue from the sale of products and services to end customers and distributors under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 605, Revenue Recognition. Accordingly, revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectability of the fixed or determinable sales price is reasonably assured. Provisions are made for estimated returns at time of sale for arrangements with distributors that include rights of return. In arrangements involving sales of products that include customer-specific acceptance criteria, revenue is recognized after formal customer acceptance occurs or at delivery if the Company has reliably demonstrated that all specified customer acceptance criteria have been met. In arrangements where installation is required after delivery, revenue is recognized for the product upon shipment when the installation obligation is not essential to the functionality of the delivered product, or upon installation if essential to the functionality of the product. Revenue from installation is recognized when the installation is completed. Certain sales of products involve inconsequential or perfunctory performance obligations after delivery, such as product documentation. When remaining undelivered performance obligations under an arrangement are inconsequential or perfunctory, revenue is recognized and a provision for the cost of unperformed obligations is recorded. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined to be probable.

Service revenue is recognized when services are performed and collection is reasonably assured. For maintenance and extended warranty arrangements with customers, revenue is recognized on a straight-line basis over the life of the contract, unless sufficient historical evidence indicates that the cost of providing these services is incurred on an other than straight-line basis. Service revenue represents less than 10% of consolidated revenue.

Cost of Sales

Cost of sales includes the costs the Company incurs, including purchased materials, labor and overhead related to manufactured products and aftermarket parts sold during a period. Depreciation related to manufacturing equipment and facilities is included in cost of sales.  Purchased materials represents the majority of cost of sales, with steel, aluminum, copper and partially finished castings representing the most significant materials inputs.

Cost of sales for services includes the direct costs the Company incurs including direct labor, parts and other overhead costs including depreciation of equipment and facilities used to deliver repair, maintenance, and other field services activities to the Company’s customers.

Selling and Administrative Expenses

Selling and administrative expenses consist of (i) employee related salary, benefits and other expenses for selling, administrative functions and other activities not associated with the manufacture of products or delivery of services to customers; (ii) the costs of marketing and direct costs of selling products and services to customers including internal and external sales commissions; (iii) facilities costs including office rent, maintenance, depreciation, and insurance for selling and administrative activities; (iv) research and development expenditures; (v) professional and consultant fees; and (vi) sponsor fees and expenses; (vii) expenses related to our public stock offerings and to establish public company reporting compliance; and (viii) other miscellaneous expenses.

Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments primarily consisting of demand deposits and have original maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value. As of December 31, 2017 and 2016, cash of $4.4 million and $2.6 million, respectively, was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments on behalf of the Company.

Accounts Receivable

Trade accounts receivable consist of amounts owed for products shipped to or services performed for customers. Reviews of customers’ creditworthiness are performed prior to order acceptance or order shipment.

Trade accounts receivable are recorded at net realizable value. This value includes an appropriate allowance for doubtful accounts for estimated losses that may result from the Company’s inability to fully collect amounts due from its customers. The allowance is determined based on a combination of factors, including the length of time that the trade receivables are past due, history of write-offs, and the Company’s knowledge of circumstances relating to specific customers’ ability to meet their financial obligations.

Inventories

Inventories, which consist primarily of raw materials and finished goods, are carried at the lower of cost or net realizable value. Fixed manufacturing overhead is allocated to the cost of inventory based on the normal capacity of production facilities. Unallocated overhead during periods of abnormally low production levels is recognized as cost of sales in the period in which it is incurred.

Property, Plant, and Equipment

Property, plant, and equipment includes the historical cost of land, buildings, equipment, and significant improvements to existing plant and equipment or in the case of acquisitions, a fair market value appraisal of such assets completed at the time of acquisition. Repair and maintenance costs that do not extend the useful life of an asset are recorded as an expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are generally as follows: buildings — 10 to 50 years; machinery and equipment — 7 to 15 years; office furniture and equipment — 3 to 10 years; and tooling, dies, patterns, etc. — 3 to 7 years.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired, liabilities assumed, and non-controlling interests, if any. Intangible assets, including goodwill, are assigned to the Company’s reporting units based upon their fair value at the time of acquisition. Goodwill and indefinite-lived intangibles such as trademarks are not subject to amortization but are assessed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired or that there is a probable reduction in the fair value of a reporting unit below its aggregate carrying value.

The Company tests goodwill for impairment annually in the fourth quarter of each year using data as of October 1 of that year. Upon adoption of ASU 2017-04, the impairment test consists of comparing the fair value of the reporting unit to the carrying value of the reporting unit. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; provided, the loss recognized cannot exceed the total amount of goodwill allocated to the reporting unit. If applicable, we consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The Company determined fair values for each of the reporting units using a combination of the income and market multiple approaches which are weighted 75% and 25%, respectively.

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company uses its internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates based on its most recent views of the long-term outlook for each reporting unit. Actual results may differ from those assumed in the Company’s forecasts. The Company derives its discount rates using a capital asset pricing model and analyzing published rates for industries relevant to its reporting units to estimate the cost of equity financing. The Company uses discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in its internally developed forecasts.  Under the market approach, the Company applies performance multiples from comparable public companies, adjusted for relative risk, profitability, and growth considerations, to the reporting units to estimate fair value.

The Company tests intangible assets with indefinite lives annually for impairment using a relief from royalty discounted cash flow fair value model. The quantitative impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The relief from royalty method requires the Company to estimate forecasted revenues and determine appropriate discount rates, royalty rates, and terminal growth rates.

See Note 8 “Goodwill and Other Intangible Assets” for additional information related to impairment testing for goodwill and other intangible assets.

Long-Lived Assets Including Intangible Assets With Finite Useful Lives

Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which vary depending on the type of intangible assets. The estimated useful lives are as follows: customer lists and relationships — 12-13 years, acquired technology — 12, 15, or 25 years, certain trademarks — 10 years, and other intangibles —predominately 5 years.

The Company reviews long-lived assets, including identified intangible assets with finite useful lives and subject to amortization for impairment, whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. Such events and circumstances include the occurrence of an adverse change in the market involving the business employing the related long-lived assets or a situation in which it is more likely than not that the Company will dispose of such assets. If the comparison indicates that there is impairment, the impairment loss to be recognized as a non-cash charge to earnings is measured by the amount by which the carrying amount of the assets exceeds their fair value and the impaired assets are written down to their fair value or, if fair value is not readily determinable, to an estimated fair value based on discounted expected future cash flows. Assets to be disposed are reported at the lower of the carrying amount or fair value, less costs to dispose.

Warranty Reserves

Most of the Company’s product sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. The Company establishes reserves for estimated product warranty costs at the time revenue is recognized based upon historical warranty experience and additionally for any known product warranty issues. The Company’s warranty obligation has been and may in the future be affected by product failure rates, repair or field replacement costs, and additional development costs incurred in correcting any product failure.

Stock-Based Compensation

Stock-based compensation is measured for all stock-based equity awards made to employees and non-employee directors based on the estimated fair value as of the grant date. The determination of the fair values of stock-based awards at the grant date requires judgment, including estimating the expected term of the relevant stock-based payment awards, and the expected volatility of the Company’s stock.  The fair value of each stock option grant under the Stock-Based Compensation Plan is estimated on the date of grant or modification using the Black-Scholes-Merton option-pricing model. The expected stock volatility assumption was based on an average of the historical volatility of certain of our competitors’ stocks over the expected term of the stock options.  Forfeitures of stock options are accounted for as they occur.  The fair value of each deferred stock unit grant under the Stock-Based Compensation Plan is estimated on the date of grant or modification using the Finnerty discount for lack of marketability pricing model.  The discount for lack of marketability is commensurate with the period of sale restrictions related to the Company’s initial public offering.

See Note 15 “Stock-Based Compensation Plans” for additional information regarding the Company’s equity compensation plans.

Pension and Other Postretirement Benefits

The Company sponsors a number of pension plans and other postretirement benefit plans worldwide. The calculation of the pension and other postretirement benefit obligations and net periodic benefit cost under these plans requires the use of actuarial valuation methods and assumptions. These assumptions include the discount rates used to value the projected benefit obligations, future rate of compensation increases, expected rates of return on plan assets and expected healthcare cost trend rates. The discount rates selected to measure the present value of the Company’s benefit obligations as of December 31, 2017 and 2016 were derived by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under the plans. In accordance with GAAP, actual results that differ from the Company’s assumptions are recorded in accumulated other comprehensive income (loss) and amortized through net periodic benefit cost over future periods. While management believes that the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement benefit obligations and future net periodic benefit cost.

See Note 11 “Benefit Plans” for disclosures related to Gardner Denver’s benefit plans, including quantitative disclosures reflecting the impact that changes in certain assumptions would have on service and interest costs and benefit obligations.

Income Taxes

The Company has determined income tax expense and other deferred income tax information based on the asset and liability method. Deferred income taxes are provided on temporary differences between assets and liabilities for financial and tax reporting purposes as measured by enacted tax rates expected to apply when temporary differences are settled or realized. A valuation allowance is established for the portion of deferred tax assets for which it is not more likely than not that a tax benefit will be realized.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. The Company believes that its income tax liabilities, including related interest, are adequate in relation to the potential for additional tax assessments. There is a risk, however, that the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in income tax expense and, therefore, could have a material impact on the Company’s tax provision, net income, and cash flows. The Company reviews its liabilities quarterly, and may adjust such liabilities due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, negotiations between tax authorities of different countries concerning transfer prices, the resolution of audits, or the expiration of statutes of limitations. Adjustments are most likely to occur in the year during which major audits are closed.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected 2017, including, but not limited to, (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years, (2) bonus depreciation that will allow for full expensing of qualified property, and (3) a change in US deferred tax assets and liabilities relating to the US tax rate reduction from 35% to 21%.

The Tax Act also establishes new tax laws that will affect 2018, including, but not limited to, (1) reduction of the U.S. federal corporate tax rate; (2) elimination of the corporate alternative minimum tax (“AMT”); (3) the creation of the base erosion anti-abuse tax (“BEAT”), a new minimum tax; (4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to tax global intangible low-taxed income (“GILTI”), which allows for the possibility of using foreign tax credits (“FTC”) and a deduction of up to 50% to offset the income tax liability (subject to some limitations); (6) a new limitation on deductible interest expense; (7) the repeal of the domestic production activity deduction; (8) limitations on the deductibility of certain executive compensation; (9) limitations on the use of FTCs to reduce the U.S. income tax liability; and (10) limitations on net operating losses (“NOL”) generated after December 31, 2017, to 80% of taxable income.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under FASB Accounting Standard Codification 740 (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

For various reasons we have not completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of elements for which our analysis is not yet complete, we recorded provisional adjustments, as described above. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act.  As we complete our accounting of the income tax effects of the Tax Act, we anticipate that we may record additional charges or benefits at such time as prescribed by ASC 740 and SAB 118, and as further information becomes available regarding the Tax Act, we may make further adjustments to the provisions that have been recorded in our financial statements.  We also continue to examine the impact this tax reform legislation may have on our business.

The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.

The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, the amount of non-U.S. income taxes paid on such earnings, and the impact of the accumulated overall foreign source loss on our ability to utilize foreign tax credits. We are able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation.  However, we are continuing to gather additional information to more precisely compute the amount of the Transition Tax.

Our accounting for the following elements of the Tax Act is incomplete, and we were not yet able to make reasonable estimates of the effects. Therefore, no provisional adjustments, other than the adjustment related to the effect of the transitional tax, were recorded related to ASC 740-30 (formerly Accounting Principles Board 23).

The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (“CFC”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.

Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions  in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Because whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on not only our current structure and estimated future results of global operations but also our intent and ability to modify our structure and/or our business, we are not yet able to reasonably estimate the effect of this provision of the Tax Act.

Due to these complexities, we have not been able to determine if our company policy concerning permanent reinvestment will change as a result of the new Tax Act.   No additional adjustments relating to ASC 740-30 have been recorded in accordance with SAB 118 as we are not currently able to reasonably estimate the impact as of the filing of the December 31, 2017 financial statements.  See Note 14 “Income Taxes” for additional information regarding the Company’s income taxes.

Research and Development

For the years ended December 31, 2017, 2016, and 2015, the Company spent approximately $26 million, $22 million, and $26 million, respectively, on research activities relating to the development of new products and new product applications. All such expenditures were funded by the Company and were expensed as incurred.

Derivative Financial Instruments

All derivative financial instruments are reported on the balance sheet at fair value. For derivative instruments that are not designated as hedges, any gain or loss on the derivatives is recognized in earnings in the current period. A derivative instrument may be designated as a hedge of the exposure to: (1) changes in the fair value of an asset, liability, or firm commitment, or (2) variability in expected future cash flows, if the hedging relationship is expected to be highly effective in offsetting changes in fair value or cash flows attributable to the hedged risk during the period of designation or as a hedge of a net investment in a foreign operation. If a derivative is designated as a fair value hedge, the gain or loss on the derivative and the offsetting loss or gain on the hedged asset, liability, or firm commitment are recognized in earnings. For derivative instruments designated as a cash flow hedge or an eligible net investment in a foreign operation, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified to earnings in the same period that the hedged transaction affects earnings. The ineffective portion of the gain or loss is immediately recognized in earnings. Gains or losses on derivative instruments recognized in earnings are reported in the same line item as the associated hedged transaction in the Consolidated Statements of Operations.

Hedge accounting is discontinued prospectively when (1) it is determined that a derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative is sold, terminated, or exercised; (3) the hedged item no longer meets the definition of a firm commitment; or (4) it is unlikely that a forecasted transaction will occur within two months of the originally specified time period.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative continues to be carried on the balance sheet at its fair value, and the changes in the fair value of the hedged asset or liability is recorded to the statement of operations. When cash flow hedge accounting is discontinued because the derivative is sold, terminated, or exercised, the net gain or loss remains in accumulated other comprehensive income and is reclassified into earnings in the same period that the hedged transaction affects earnings or until it becomes unlikely that a hedged forecasted transaction will occur within two months of the originally scheduled time period. When hedge accounting is discontinued because a hedged item no longer meets the definition of a firm commitment, the derivative continues to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the balance sheet and recognized as a gain or loss currently in earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur within two months of the originally specified time period, the derivative continues to be carried on the balance sheet at its fair value, and gains and losses reported in accumulated other comprehensive income are recognized immediately in the statement of operations.

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), consisting of (i) unrealized foreign currency net gains and losses on the translation of the assets and liabilities of its foreign operations; (ii) realized and unrealized foreign currency gains and losses on intercompany notes of a long-term nature and hedges of net investments in foreign operations, net of income taxes; (iii) unrealized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes; and (iv) pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes. See Note 13 “Accumulated Other Comprehensive (Loss) Income.”

Restructuring Charges

The Company incurs costs in connection with the closure and consolidation of facilities and other actions. Such costs include employee termination benefits (one-time arrangements and benefits attributable to prior service), termination of contractual obligations, and other direct incremental costs.

A liability is established through a charge to operations for (i) one-time employee termination benefits when management commits to a plan of termination; (ii) employee termination benefits that accumulate or vest based on prior service when it becomes probable that such termination benefits will be paid and the amount of the payment can be reasonably estimated; and (iii) contract termination costs when the contract is terminated or the Company becomes contractually obligated to make such payment. If an operating lease is not terminated, a liability is established when the Company completely ceases use of the leased property. Other direct incremental costs are charged to operations as incurred.

Charges recorded in connection with restructuring plans are included in “Other operating expense, net” in the Consolidated Statements of Operations.

Business Combinations

The Company accounts for business combinations by applying the acquisition method. The Company’s consolidated financial statements include the operating results of acquired entities from the respective dates of acquisition. The Company recognizes and measures the identifiable assets acquired, liabilities assumed, and any non-controlling interest as of the acquisition date at fair value. The excess, if any, of total consideration transferred in a business combination over the fair value of identifiable assets acquired, liabilities assumed, and any non-controlling interest is recognized as goodwill in the Consolidated Balance Sheets. Costs incurred by the Company to effect a business combination other than costs related to the issuance of debt or equity securities are included in the Consolidated Statements of Operations in the period the costs are incurred.

Earnings (Loss) per Share

The calculation of earnings (loss) per share (“EPS”) is based on the weighted-average number of the Company’s shares outstanding for the applicable period. The calculation of diluted earnings (loss) per share reflects the effect of all dilutive potential shares that were outstanding during the respective periods, unless the effect of doing so is antidilutive. The Company uses the treasury stock method to calculate the effect of outstanding share-based compensation awards.

Note 2:	New Accounting Standards

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).  The amendments in this update will replace most of the existing GAAP revenue recognition guidance.  The core principle of this ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, and changes in judgments. The Company will adopt the ASU on January 1, 2018 using the modified retrospective approach and with the cumulative effect of initially applying the update recognized as an adjustment to the opening balance of “Accumulated deficit” on the Consolidated Balance Sheets.

The Company has completed an evaluation of its revenue activities against the requirements of the ASU. During the evaluation, the Company identified certain contractual arrangements involving customer specific application engineering primarily in the Energy segment that will, in certain circumstances, meet the criteria for revenue recognition over time under the new standard. The contracts meeting this criteria are those with no alternative use and terms and conditions which specify the recovery of cost plus a reasonable margin for work performed to-date in the event of cancellation for convenience. Currently, revenue on these arrangements is recognized when each performance obligation is complete or substantially complete, provided all other revenue recognition criteria have been met.

The Company has completed the process of updating its information systems to comply with the requirements of the ASU.  Based upon our assessment of contracts in process as of December 31, 2017, the Company does not anticipate a material cumulative adjustment to opening “Accumulated deficit” on the Consolidated Balance Sheets as a result of adoption.

Historically, a significant portion of the Energy segment project revenue has been recognized when projects ultimately ship in the Company’s fourth quarter.  An effect of the adoption of the ASU will be to accelerate a portion of this revenue to earlier quarters for those contracts qualifying for revenue recognition over time.  The magnitude of the effect in a given quarter will be dependent upon the number and magnitude of active highly engineered project contracts with terms and conditions which require revenue recognition over time.

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

Note 3:	Business Combinations

The Company acquired four businesses during the three years ended December 31, 2017.  Proforma information regarding these acquisitions is not considered significant and has not been disclosed.

Acquisition of LeROI Compressors

On June 5, 2017, the Company acquired 100% of the stock of LeROI Compressors (“LeROI”), a leading North American manufacturer of gas compression equipment and solutions for vapor recovery, biogas and other process and industrial applications.  The Company acquired all of the assets and assumed certain liabilities of LeROI for total cash consideration of $20.4 million, net of cash acquired.  Included in the cash consideration is an indemnity holdback of $1.9 million recorded in “Accrued liabilities” and expected to be paid by the end of 2021.  The revenues and operating income of LeROI are included in the Company’s consolidated financial statements from the acquisition date and are included in the Industrials segment.  None of the goodwill resulting from this acquisition is deductible for tax purposes.

Acquisition of the Non-Controlling Interest in Tamrotor Kompressorit Oy

On March 3, 2017, the Company acquired the remaining 49% non-controlling interest of Tamrotor Kompressorit Oy (“Tamrotor”), a distributor of the Company’s Industrials segment air compression products.  The Company acquired the remaining interest in Tamrotor for total cash consideration of $5.2 million, consisting entirely of payments to the former shareholders.  Included in the cash consideration was a holdback of $0.5 million that was paid in the third quarter of 2017.  This transaction resulted in an increase to “Capital in excess of par value” of $2.3 million and an increase to “Accumulated other comprehensive loss” of $1.5 million in the Consolidated Balance Sheets.

Acquisition of ILS Innovative Laborsysteme GmbH and Zinsser Analytic GmbH

On August 31, 2016, the Company acquired 100% of the stock of ILS Innovative Laborsysteme GmbH (“ILS”) and Zinsser Analytic GmbH (“Zinsser Analytic”).  ILS is a leading manufacturer of highly specialized micro-syringes and valves that are used in liquid handling instruments and is a global supplier to the world’s leading laboratory equipment manufacturers, laboratories and laboratory consumables distributors.  Zinsser Analytic is an established provider of customized automated liquid handling systems, and also offers consumables products including polyethylene that are used in diagnostic or clinical labs.  The Company acquired all of the assets and assumed certain liabilities of ILS and Zinsser Analytic for approximately $18.8 million, net of cash acquired.  The revenues and operating income of ILS and Zinsser Analytic are included in the Company’s consolidated financial statements from the acquisition date and are included in the Medical segment.  None of the goodwill resulting from this acquisition is deductible for tax purposes.  During the first quarter of 2017, an incremental working capital true-up payment was made for approximately $0.3 million.  This amount is presented within “Net cash paid in business combinations” in the Consolidated Statements of Cash Flows.

Acquisition of TriContinent Scientific, Inc.

On April 30, 2015, the Company acquired 100% of the stock of TriContinent Scientific, Inc (“TriContinent”), a manufacturer of OEM precision syringe pumps and related technologies. This acquisition extended the customer offerings of Medical to include liquid handling systems for the medical diagnostics and biotechnology diagnostic and analytics industries. The Company acquired all of the assets and assumed certain liabilities of TriContinent for total consideration of $30.8 million. Total consideration is comprised of cash of $28.8 million and equity of $2.0 million. Included in the cash consideration was an indemnity holdback of $4.7 million that was paid in the fourth quarter of 2016. The operating results of TriContinent are included in the Company’s consolidated financial statements from the acquisition date and are included in the Medical segment. None of the goodwill resulting from this acquisition is deductible for tax purposes.

Acquisition Revenues and Operating Income

The revenue included in the financial statements for these acquisitions subsequent to their date of acquisition was $40.1 million, $19.4 million and $13.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.  For the years ended December 31, 2017, 2016 and 2015, operating income included in the financial statements for the acquisitions described above, subsequent to their date of acquisition was $5.2 million, $2.8 million, and $2.4 million, respectively.

Note 4:	Restructuring

Industrials Restructuring Program

During the second quarter of 2016, the Company revised and expanded the restructuring program in the Industrials segment (“Industrials restructuring program”) announced in the third quarter of 2014.  The revised program maintains the focus on rationalizing the European manufacturing footprint of the Industrials segment, including the consolidation of manufacturing and distribution operations in Europe and the relocation of certain production to China.  The revised program also included employee and other actions designed to reduce selling, administrative, and other expenses.  The Company expects to generate significant cost savings from these efforts.

The Industrials restructuring program has been substantially completed and through December 31, 2017, $38.5 million has been charged to expense through “Other operating expense, net” in the Consolidated Statements of Operations.  The Company does not anticipate any material future expense related to the Industrials restructuring program, any remaining liabilities will be paid as contractually obligated.  In the second quarter of 2016, a $1.5 million charge was made for the impairment of a trademark that was discontinued and was included in “Impairment of other intangible assets” in the Consolidated Statements of Operations.

Energy Restructuring Program

In the fourth quarter of 2016, the Company committed to a restructuring program in the Energy segment (“Energy restructuring program”) to rationalize manufacturing facilities and to otherwise reduce operating costs.  Actions included employee reductions primarily in North America, Europe and China and the closure of a production facility in North America.  The Company expects to generate significant cost savings from these actions.

The Energy restructuring program has been substantially completed and through December 31, 2017, $6.3 million has been charged to expense through “Other operating expense, net” in the Consolidated Statements of Operations.  The Company does not anticipate any material future expense related to the Energy restructuring program, any remaining liabilities will be paid as contractually obligated.

Medical Restructuring Program

In the fourth quarter of 2016, the Company committed to a restructuring program in the Medical segment (“Medical restructuring program”) to rationalize manufacturing facilities and to otherwise reduce operating costs.  Actions included employee reductions primarily in North America, Europe, and China and the closure of a production facility in North America.  The Company expects to generate significant cost savings from these actions.

The Medical restructuring program has been substantially completed and through December 31, 2017, $3.2 million has been charged to expense through “Other operating expense, net” in the Consolidated Statements of Operations.  The Company does not anticipate any material future expense related to the Medical restructuring program, any remaining liabilities will be paid as contractually obligated.

The following table summarizes the activity associated with the Company’s restructuring programs by segment for the years ended December 31, 2017, 2016 and 2015, respectively.

	Industrials Program	Energy Program	Medical Program	Total
Balance at December 31, 2014	$2.5	$-	$-	$2.5
Charged to expense - termination benefits	3.8	-	-	3.8
Charged to expense - other	0.9	-	-	0.9
Payments	(5.1)	-	-	(5.1)
Other, net	(0.1)	-	-	(0.1)
Balance at December 31, 2015	$2.0	$-	$-	$2.0
Charged to expense - termination benefits	21.0	4.9	4.2	30.1
Charged to expense - other	2.0	0.8	-	2.8
Payments	(13.3)	(0.3)	-	(13.6)
Other, net	(0.6)	0.2	-	(0.4)
Balance at December 31, 2016	$11.1	$5.6	$4.2	$20.9
Charged to expense - termination benefits	3.6	(0.1)	(1.1)	2.4
Charged to expense - other	2.1	0.7	0.1	2.9
Payments	(13.2)	(4.9)	(2.5)	(20.6)
Other, net	0.7	-	0.4	1.1
Balance at December 31, 2017	$4.3	$1.3	$1.1	$6.7

As of December 31, 2017, restructuring reserves of $6.5 million were included in “Accrued liabilities” and restructuring reserves of $0.2 million were included in “Other liabilities” in the Consolidated Balance Sheets.  As of December 31, 2016, restructuring reserves of $20.2 million were included in “Accrued liabilities” and restructuring reserves of $0.7 million were included in “Other liabilities” in the Consolidated Balance Sheets.

Note 5:	Allowance for Doubtful Accounts

The allowance for doubtful trade accounts receivable for the years ended December 31, 2017, 2016 and 2015 consisted of the following.

	2017	2016	2015

Balance at beginning of the period	$18.7	$19.3	$16.8
Provision charged to expense	3.5	2.7	5.7
Write-offs, net of recoveries	(4.8)	(2.4)	(2.0)
Charged to other accounts(1)	1.3	(0.9)	(1.2)
Balance at end of the period	$18.7	$18.7	$19.3

(1)	Primarily includes the effect of foreign currency translation adjustments for the Company's subsidiaries with functional currencies other than the USD.

Note 6:	Inventories

Inventories as of December 31, 2017 and 2016 consisted of the following:

	2017	2016
Raw materials, including parts and subassemblies	$362.6	$312.9
Work-in-process	57.9	45.3
Finished goods	60.6	69.8
	481.1	428.0
Excess of LIFO costs over FIFO costs	13.4	15.9
Inventories	$494.5	$443.9

As of December 31, 2017, $366.9 million (74%) of the Company’s inventory is accounted for on a first-in, first-out (“FIFO”) basis and the remaining $127.6 million (26%) is accounted for on a last-in, first-out (“LIFO”) basis.  As of December 31, 2016, $322.9 million (73%) of the Company’s inventory is accounted for on a FIFO basis and the remaining $121.0 million (27%) is accounted for on a LIFO basis.

Note 7:	Property, Plant, and Equipment

Property, plant, and equipment, net as of December 31, 2017 and 2016 consisted of the following.

	2017	2016
Land and land improvements	$34.7	$34.4
Buildings	137.4	122.7
Machinery and equipment	261.8	217.3
Tooling, dies, patterns, etc.	55.9	42.9
Office furniture and equipment	37.3	26.6
Other	16.9	9.8
Construction in progress	23.0	50.8
	567.0	504.5
Accumulated depreciation	(203.8)	(146.1)
Property, plant and equipment, net	$363.2	$358.4

Note 8:	Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill attributable to each reportable segment for the years ended December 31, 2017 and 2016 are as follows.

	Industrials	Energy	Medical	Total
Balance as of December 31, 2015	$550.9	$441.4	$198.7	$1,191.0
Acquisitions	-	-	4.1	4.1
Correction of purchase accounting allocation	(15.3)	-	-	(15.3)
Foreign currency translation	(19.8)	(1.5)	(3.8)	(25.1)
Balance as of December 31, 2016	515.8	439.9	199.0	1,154.7
Acquisitions	7.9	-	-	7.9
Foreign currency translation and other(1)	37.9	20.3	6.8	65.0
Balance as of December 31, 2017	$561.6	$460.2	$205.8	$1,227.6

(1)	During the fiscal year ended December 31, 2017, the Company recorded an increase in goodwill of $0.4 million as a result of measurement period adjustments in the Medical segment.

On June 5, 2017, the Company acquired LeROI Compressors which is included in the Industrials segment.  The excess of the purchase price over the estimated fair values of tangible assets, identifiable assets, and assumed liabilities was recorded as goodwill.  As of December 31, 2017, the preliminary purchase price allocation resulted in a total of $7.9 million of goodwill.  The allocation of the purchase price is preliminary and subject to adjustment based on final fair values of the identified assets acquired and liabilities assumed.

In 2016, the Company acquired two entities in the Medical Segment as described in Note 3, “Business Combinations.” This acquisition resulted in $4.1 million of goodwill based on the preliminary purchase price allocation.

In 2017 and 2016, each reporting unit’s fair value was in excess of its net carrying value, and therefore, no goodwill impairment was recorded.

In 2015, step one determined that the carrying value of the Petroleum and Industrial Pumps (“P&IP”) reporting unit of the Energy segment exceeded its fair value indicating a potential impairment of goodwill. The decline in the fair value resulted from the adverse impact of declining oil prices on the Company’s customer base and the corresponding demand for the Company’s products. A step two measurement was performed and the fair value of this reporting unit was allocated to its assets and liabilities as if it was acquired in a business combination at October 1, 2015. The excess fair value of the reporting unit over the fair value of its identifiable assets and liabilities represents the implied fair value of goodwill. In the fourth quarter of 2015, the Company recorded an impairment charge of $343.3 million for the amount that the carrying value exceeded the implied fair value of the P&IP reporting unit’s goodwill.

As of December 31, 2017 and 2016, goodwill included a total of $563.9 million of accumulated impairment losses within the Energy segment since the date of the KKR Transaction.

Other Intangible Assets

Other intangible assets as of December 31, 2017 and 2016 consisted of the following:

	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists and relationships	$1,226.8	$(473.0)	$1,160.5	$(345.5)
Acquired technology	8.1	(4.0)	7.1	(2.2)
Trademarks	30.3	(10.6)	27.4	(6.9)
Backlog	65.5	(65.5)	60.3	(60.3)
Other	53.6	(23.5)	36.4	(16.4)
Unamortized intangible assets:
Trademarks	623.5	-	609.5	-
Total other intangible assets	$2,007.8	$(576.6)	$1,901.2	$(431.3)

Amortization of intangible assets was $118.9 million, $124.2 million and $115.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization of intangible assets is anticipated to be approximately $118.1 million annually in 2018 through 2022 based upon currency exchange rates as of December 31, 2017.

The Company tests indefinite-lived intangible assets for impairment annually in the fourth quarter of each year using data as of October 1 of that year. The Company determines fair values for each of the indefinite-lived intangible assets using a relief from royalty methodology.

In the fourth quarter of 2017, as a result of the annual impairment test of indefinite-lived intangible assets, the Company recorded an impairment charge of $1.5 million related to indefinite-lived trademarks, including $1.2 million related to two trademarks in the Industrials segment and $0.3 million related to an indefinite-lived trademark in the Energy segment.

In the fourth quarter of 2016, as a result of the annual impairment test of indefinite-lived intangible assets, the Company recorded an impairment charge of $24.4 million related to indefinite-lived trademarks, including $23.2 million related to three trademarks in the Industrials segment and $1.2 million related to an indefinite-lived trademark in the Energy segment.

In the second quarter of 2016, as a result of the Industrials restructuring program, a $1.5 million charge was made for the impairment of a trademark that will be discontinued and is included in “Impairments of other intangible assets” in the Consolidated Statements of Operations. See Note 4 “Restructuring.”

In the fourth quarter of 2015, as a result of the annual impairment test of indefinite-lived intangible assets, the Company recorded an impairment charge of $71.1 million related to indefinite-lived trademarks, including $13.5 million related to the Gardner Denver trademark in the Energy segment, $5.0 million related to the Gardner Denver trademark in the Industrials segment, $10.8 million related to the Nash trademark in the Energy segment, and $41.8 million related to six trademarks in the Industrials segment.

Furthermore, in the third quarter of 2015, the Company recorded an impairment charge of $7.2 million including $3.5 million related to a customer relationship intangible asset in the Energy segment and $3.7 million related to an indefinite-lived trademark in the Medical segment.

Note 9:	Accrued Liabilities

Accrued liabilities as of December 31, 2017 and 2016 consisted of the following:

	2017	2016
Salaries, wages, and related fringe benefits	$97.3	$56.5
Restructuring	6.5	20.2
Taxes	34.5	37.1
Advance payments on sales contracts	42.7	43.0
Product warranty	22.3	21.7
Accrued interest	0.8	15.5
Other	67.1	64.5
Total accrued liabilities	$271.2	$258.5

A reconciliation of the changes in the accrued product warranty liability for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015

Beginning balance	$21.7	$27.6	$22.9
Product warranty accruals	24.1	18.2	26.2
Settlements	(25.0)	(22.7)	(20.4)
Charged to other accounts (1)	1.5	(1.4)	(1.1)
Ending balance	$22.3	$21.7	$27.6

(1)
Includes primarily the effects of foreign currency translation adjustments for the Company’s subsidiaries with functional currencies other than the USD, and changes in the accrual related to acquisitions or divestitures of businesses.

Note 10:	Debt

Debt as of December 31, 2017 and 2016 consisted of the following:

	2017	2016

Short-term borrowings	$-	$-
Long-term debt:
Revolving credit facility, due 2020	$-	$-
Receivables financing agreement, due 2020	-	-
Term loan denominated in U.S. dollars, due 2020(1) (3)	-	1,833.2
Term loan denominated in Euros, due 2020(2) (4)	-	405.5
Term loan denominated in U.S. dollars, due 2024(5)	1,282.3	-
Term loan denomoinated in Euros, due 2024(6)	735.9	-
Senior notes, due 2021(7)	-	575.0
Second mortgages(8)	-	1.9
Capitalized leases and other long-term debt	26.9	21.6
Unamortized debt issuance costs	(4.9)	(58.9)
Total long-term debt, net, including current maturities	2,040.2	2,778.3
Current maturities of long-term debt	20.9	24.5
Total long-term debt, net	$2,019.3	$2,753.8

(1)	This amount is shown net of unamortized discounts of $5.0 million as of December 31, 2016.

(2)	This amount is shown net of unamortized discounts of $1.4 million as of December 31, 2016.

(3)	The weighted-average interest rate was 4.56% for the period from January 1, 2017 through August 17, 2017 and 4.25% for the year ended December 31, 2016.

(4)	The weighted-average interest rate was 4.75% for the period from January 1, 2017 through August 17, 2017 and 4.75% for the year ended December 31, 2016.

(5)	As of December 31, 2017, the applicable interest rate was 4.44% and the weighted-average rate was 4.07% for the period from August 17, 2017 through December 31, 2017.

(6)	As of December 31, 2017, the applicable interest rate was 3.00% and the weighted-average rate was 3.00% for the period from August 17, 2017 through December 31, 2017.

(7)
This amount consists of the $575.0 million aggregate principal 6.875% senior notes due 2021 that were entered into in connection with the KKR transaction on July 30, 2013.  Interest on the Senior Notes is payable on February 15 and August 15 of each year.  The senior notes were redeemed in May 2017.

(8)	This amount consists of a fixed-rate 4.80% commercial loan secured by the Company’s facility in Bad Neustadt, Germany. The mortgage was paid in December 2017.

Senior Secured Credit Facilities

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

Amendment No. 2 refinanced the Original Dollar Term Loan Facility with a replacement $1,285.5 million senior secured U.S. dollar term loan facility (the ‘‘Dollar Term Loan Facility’’) and the Original Euro Term Loan Facility with a replacement €615.0 million senior secured euro term loan facility (the ‘‘Euro Term Loan Facility’’).  Further the maturity for both term loan facilities was extended to July 30, 2024 and LIBOR Floor was reduced from 1.0% to 0.0%.  The refinancing of the Original Dollar Term Loan Facility and Euro Term Loan Facility resulted in the write-offs of unamortized debt issuance costs of $29.4 million and original issue discounts of $4.7 million which were recorded to the “Loss on Debt Extinguishment” line of the Consolidated Statements of Operations.

On July 30, 2018, the Revolving Credit Facility principal amount will decrease to $269.9 million resulting from the maturity of the tranches of the Revolving Credit Facility which are owned by lenders which elected not to modify the original Revolving Credit Facility maturity date, and any amounts then outstanding in excess of $269.9 million will be required to be paid.  Any principal amounts outstanding as of April 30, 2020 will be due at that time and required to be paid in full.

The borrower of the Dollar Term Loan Facility and the Euro Term Loan Facility is Gardner Denver, Inc.  Prior to the Company entering into Amendment No. 1, GD German Holdings II GmbH became an additional borrower and successor in interest to Gardner Denver Holdings GmbH & Co. KG. GD German Holdings II GmbH, GD First (UK) Limited and Gardner Denver, Inc. are the listed borrowers under the Revolving Credit Facility. The Revolving Credit Facility includes borrowing capacity available for letters of credit up to $200.0 million and for borrowings on same-day notice, referred to as swingline loans. As of December 31, 2017, the Company had $7.4 million of outstanding letters of credit under the Revolving Credit Facility and unused availability of $352.6 million.

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

To the extent that revolving credit loans and swingline loans plus non-cash collateralized letters of credit under the Revolving Credit Facility are outstanding in an amount exceeding $300.0 million, compliance with a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio of 7.00 to 1.00 is required for borrowings under the Revolving Credit Facility.

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

In May 2017, the Company used a portion of the proceeds from the initial public offering to repay $276.8 million principal amount of outstanding borrowings under the Original Dollar Term Loan Facility at par plus accrued and unpaid interest to the date of prepayment of $1.5 million.  The prepayment resulted in the write-off of unamortized debt issuance costs of $4.3 million and unamortized discounts of $0.7 million included in the “Loss on Debt Extinguishment” line of the Consolidated Statements of Operations.

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

Certain Covenants and Events of Default

The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional indebtedness and guarantee indebtedness; create or incur liens; engage in mergers or consolidations; sell, transfer or otherwise dispose of assets; create limitations on subsidiary distributions; pay dividends and distributions or repurchase its own capital stock; and make investments, loans or advances, prepayments of junior financings, or other restricted payments. In addition, certain restricted payments constituting dividends or distributions (subject to certain exceptions) are subject to compliance with a Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Senior Secured Credit Facilities) of 5.00 to 1.00. Investments in unrestricted subsidiaries are permitted up to an aggregate amount that does not exceed the greater of $100.0 million and 25% of Consolidated EBITDA.

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

Receivables Financing Agreement

In May 2016, the Company entered into the Receivables Financing Agreement, providing for aggregated borrowing of up to $75.0 million governed by a borrowing base. The Receivables Financing Agreement provides for a lower cost alternative in the issuance of letters of credit with the remaining unused capacity providing additional liquidity.  On June 30, 2017, the Company signed the first amendment of the Receivables Financing Agreement which increased the aggregated borrowing capacity by $50.0 million to $125.0 million governed by a borrowing base and extended the term to June 30, 2020.  The Receivables Financing Agreement terminates on June 30, 2020, unless terminated earlier pursuant to its terms.  As of December 31, 2017, the Company had no outstanding borrowings under the Receivables Financing Agreement and $33.4 million of letters of credit outstanding. As of December 31, 2017 there was $66.8 million of capacity available under the Receivables Financing Agreement.

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

As part of the Receivables Financing Agreement, eligible accounts receivable of certain of our subsidiaries are sold to a wholly owned “bankruptcy remote” special purpose vehicle (“SPV”). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in our consolidated financial statements and therefore, the accounts receivable owned by it are included in our Consolidated Balance Sheets. However, the accounts receivable owned by the SPV are separate and distinct from our other assets and are not available to our other creditors should we become insolvent.

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

Senior Notes

In connection with the KKR transaction, on July 30, 2013, the Company’s direct subsidiary, GDI, issued a $575.0 million aggregate principal amount of Senior Notes, which mature on August 15, 2021 pursuant to an indenture, dated as of July 30, 2013, among Renaissance Acquisition Corp. (which merged into Gardner Denver, Inc. in connection with the KKR transaction), the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

In May 2017, the Company used a portion of the proceeds from the initial public offering to redeem all $575.0 million aggregate principal amount of the Senior Notes at a price of 105.156% of the principal amount redeemed, equal to $604.6 million, plus accrued and unpaid interest to the date of redemption of $10.2 million.  The redemption of the Senior Notes resulted in the write-off of unamortized debt issuance costs of $15.8 million which was recorded to the “Loss on Debt Extinguishment” line of the Consolidated Statements of Operations.  The premium paid on the Senior Notes, $29.7 million, is included in the “Loss on Debt Extinguishment” line of the Consolidated Statements of Operations.

Total Debt Maturities

Total debt maturities for the five years subsequent to December 31, 2017 and thereafter are approximately $20.9 million, $21.1 million, $21.3 million, $21.3 million, $21.4 million and $1,939.1 million, respectively.

Operating Lease Commitments

The annual rental payments for operating leases were $30.8 million, $32.3 million, and $34.4 million in 2017, 2016 and 2015, respectively.  Future minimum rental payments for operating leases for the five years subsequent to December 31, 2017 and thereafter are approximately $22.9 million, $18.6 million, $14.0 million, $8.8 million, $5.4 million and $12.3 million, respectively.

Note 11:	Benefit Plans

Pension and Postretirement Benefit Plans

The Company sponsors a number of pension and postretirement plans worldwide. Pension plan benefits are provided to employees under defined benefit pay-related and service-related plans, which are non-contributory in nature. The Company’s funding policy for the U.S. defined benefit pension plans is to contribute at least the minimum required contribution required by Employee Retirement Income Security Act (“ERISA”), as amended by the Pension Protection Act of 2006 (as amended by MAP-21, HAFTA, and BBA 15). The Company intends to make additional contributions, as necessary, to prevent benefit restrictions in the plans. The Company’s annual contributions to the non-U.S. pension plans are consistent with the requirements of applicable local laws.

The Company also provides postretirement healthcare and life insurance benefits in the United States and South Africa to a limited group of current and retired employees. All of the Company’s postretirement benefit plans are unfunded.

The following table provides a reconciliation of the changes in the benefit obligations (the projected benefit obligation in the case of the pension plans and the accumulated postretirement benefit obligation in the case of the other postretirement plans) and in the fair value of the plan assets for the periods described below. The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Other Postretirement Benefits
	2017	2016	2017	2016	2017	2016

Reconciliation of Benefit Obligations:
Beginning balance	$59.7	$67.1	$323.7	$310.4	$3.2	$3.3
Service cost	-	-	1.9	1.6	-	-
Interest cost	2.3	2.5	7.8	8.8	0.1	0.2
Actuarial (gains) losses	2.0	(4.1)	(22.5)	51.5	0.2	-
Benefit payments	(2.8)	(2.9)	(9.1)	(9.2)	(0.2)	(0.2)
Plan curtailments	-	-	-	(0.1)	-	-
Plan settlements	(1.5)	(2.9)	-	-	-	-
Effect of foreign currency exchange rate changes	-	-	34.1	(39.3)	0.1	(0.1)
Benefit obligations ending balance	$59.7	$59.7	$335.9	$323.7	$3.4	$3.2
Reconciliation of Fair Value of Plan Assets:
Beginning balance	$59.3	$60.8	$202.9	$204.4
Actual return on plan assets	8.0	4.2	17.9	32.8
Employer contributions	0.1	0.1	5.7	5.2
Plan settlements	(1.5)	(2.9)	-	-
Benefit payments	(2.8)	(2.9)	(9.1)	(9.2)
Effect of foreign currency exchange rate changes	-	-	21.3	(30.3)
Fair value of plan assets ending balance	$63.1	$59.3	$238.7	$202.9
Funded Status as of Period End	$3.4	$(0.4)	$(97.2)	$(120.8)	$(3.4)	$(3.2)

Amounts recognized as a component of accumulated other comprehensive (loss) income as of December 31, 2017 and 2016 that have not been recognized as a component of net periodic benefit cost are presented in the following table:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Postretirement Benefits
	2017	2016	2017	2016	2017	2016
Net actuarial losses (gains)	$0.9	$2.4	$50.5	$78.9	$(0.1)	$(0.3)
Amounts included in accumulated other comprehensive (loss) income	$0.9	$2.4	$50.5	$78.9	$(0.1)	$(0.3)

For defined benefit pension plans, the Company estimates that $1.9 million of net losses and $0.0 million of prior service costs will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost during the year ending December 31, 2018. For other postretirement benefit plans, the Company estimates no net losses and prior service costs will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost during the year ending December 31, 2018.

Pension and other postretirement benefit liabilities and assets are included in the following captions in the Consolidated Balance Sheets as of December 31, 2017 and 2016.

	2017	2016
Other assets	$4.6	$-
Accrued liabilities	(2.0)	(1.7)
Pension and other postretirement benefits	(99.8)	(122.7)

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2017 and 2016.

	U.S. Pension Plans		Non-U.S. Pension Plans
	2017	2016	2017	2016
Projected benefit obligations	$0.1	$1.1	$323.0	$311.9
Accumulated benefit obligation	$0.1	$1.1	$318.9	$307.2
Fair value of plan assets	$-	$-	$228.2	$193.3

The accumulated benefit obligation for all U.S. defined benefit pension plans was $58.6 million and $59.7 million as of December 31, 2017 and 2016, respectively. The accumulated benefit obligation for all non-U.S. defined benefit pension plans was $329.4 million and $316.8 million as of December 31, 2017 and 2016, respectively.

The following tables provide the components of net periodic benefit cost (income) and other amounts recognized in other comprehensive (loss) income, before income tax effects, for the years ended December 31, 2017, 2016 and 2015.

	U.S. Pension Plans
	2017	2016	2015
Net Periodic Benefit Income:
Service cost	$-	$-	$-
Interest cost	2.3	2.5	2.6
Expected return on plan assets	(4.4)	(4.4)	(4.8)
Amortization of prior-service cost	-	-	-
Amortization of net actuarial loss	-	-	-
Net periodic benefit income	(2.1)	(1.9)	(2.2)
Loss due to settlement	-	0.1	-
Total net periodic benefit income recognized	$(2.1)	$(1.8)	$(2.2)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Net actuarial (gain) loss	$(1.5)	$(3.9)	$1.2
Amortization of net actuarial loss	-	(0.1)	-
Prior service cost	-	-	-
Amortization of prior service cost	-	-	-
Effect of foreign currency exchange rate changes	-	-	-
Total recognized in other comprehensive (loss) income	$(1.5)	$(4.0)	$1.2
Total recognized in net periodic benefit income and other comprehensive (loss) income	$(3.6)	$(5.8)	$(1.0)

	Non-U.S. Pension Plans
	2017	2016	2015
Net Periodic Benefit Cost (Income):
Service cost	$1.9	$1.6	$1.8
Interest cost	7.8	8.8	9.5
Expected return on plan assets	(10.4)	(10.8)	(13.0)
Amortization of prior-service cost	-	-	-
Amortization of net actuarial loss	5.0	2.8	1.6
Net periodic benefit cost (income)	$4.3	$2.4	$(0.1)
Loss due to curtailments	-	-	-
Total net periodic benefit cost (income) recognized	$4.3	$2.4	$(0.1)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Net actuarial (gain) loss	$(29.9)	$29.5	$17.1
Amortization of net actuarial loss	(5.0)	(2.8)	(1.6)
Prior service cost	-	-	0.3
Amortization of prior service cost	-	(0.1)	-
Effect of foreign currency exchange rate changes	6.5	(8.3)	(4.1)
Total recognized in other comprehensive (loss) income	$(28.4)	$18.3	$11.7
Total recognized in net periodic benefit cost (income) and other comprehensive (loss) income	$(24.1)	$20.7	$11.6

	Other Postretirement Benefits
	2017	2016	2015
Net Periodic Benefit Cost:
Service cost	$-	$-	$-
Interest cost	0.1	0.2	0.2
Expected return on plan assets	-	-	-
Amortization of prior-service cost	-	-	-
Amortization of net loss	-	-	-
Net periodic benefit cost	$0.1	$0.2	$0.2
Loss due to curtailments or settlements	-	-	-
Total net periodic benefit cost recognized	$0.1	$0.2	$0.2

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Net actuarial loss (gain)	$0.2	$-	$(0.2)
Amortization of net actuarial loss	-	-	-
Prior service cost	-	-	-
Amortization of prior service cost	-	-	-
Effect of foreign currency exchange rate changes	-	-	-
Total recognized in other comprehensive (loss) income	$0.2	$-	(0.2)
Total recognized in net periodic benefit cost and other comprehensive (loss) income	$0.3	$0.2	$-

The discount rate selected to measure the present value of the Company’s benefit obligations was derived by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under a plan. The Company selects the expected long-term rate of return on plan assets in consultation with the plans’ actuaries. This rate is intended to reflect the expected average rate of earnings on the funds invested or to be invested to provide plan benefits and the Company’s most recent plan assets target allocations. The plans are assumed to continue in force for as long as the assets are expected to be invested. In estimating the expected long-term rate of return on plan assets, appropriate consideration is given to historical performance of the major asset classes held or anticipated to be held by the plans and to current forecasts of future rates of return for those asset classes. Because assets are held in qualified trusts, expected returns are not adjusted for taxes.

The following weighted-average actuarial assumptions were used to determine net periodic benefit cost for the years ended December 31, 2017, 2016 and 2015.

	Pension Benefits - U.S. Plans
	2017	2016	2015
Discount rate	4.0%	4.1%	3.8%
Expected long-term rate of return on plan assets	7.75%	7.75%	7.75%

	Pension Benefits - Non-U.S. Plans
	2017	2016	2015
Discount rate	2.3%	3.3%	3.1%
Expected long-term rate of return on plan assets	5.0%	6.2%	6.2%
Rate of compensation increases	2.8%	2.9%	3.0%

	Other Postretirement Benefits
	2017	2016	2015
Discount rate	4.7%	4.7%	4.5%

The following weighted-average actuarial assumptions were used to determine benefit obligations for the years ended December 31, 207, 2016 and 2015:

	Pension Benefits - U.S. Plans
	2017	2016	2015
Discount rate	3.6%	4.0%	4.1%

	Pension Benefits - Non-U.S. Plans
	2017	2016	2015
Discount rate	2.3%	2.3%	3.3%
Rate of compensation increases	2.8%	2.8%	2.9%

	Other Postretirement Benefits
	2017	2016	2015
Discount rate	4.4%	4.7%	4.7%

The following actuarial assumptions were used to determine other postretirement benefit plans costs and obligations for the years ended December 31, 2017, 2016 and 2015.

	Other Postretirement Benefits
	2017	2016	2015
Healthcare cost trend rate assumed for next year	8.4%	8.7%	8.7%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	8.4%	8.7%	8.7%
Year that the date reaches the ultimate trend rate	2019	2018	2017

A one-percentage-point increase or decrease in assumed healthcare cost trend rates as of December 31, 2017 would have less than a $0.1 million impact on total service and interest cost components of net periodic benefit costs and less than a $0.1 million impact on the postretirement benefit obligation.

The following table reflects the estimated benefit payments for the next five years and for the years 2023 through 2027. The estimated benefit payments for the non-U.S. pension plans were calculated using foreign exchange rates as of December 31, 2017.

	Pension Benefits		Other
	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
2018	$4.8	$9.3	$0.3
2019	$4.9	$10.0	$0.3
2020	$4.5	$10.4	$0.3
2021	$4.8	$11.0	$0.3
2022	$4.4	$11.8	$0.2
Aggregate 2023-2027	$19.6	$65.6	$1.1

In 2018, the Company expects to contribute approximately $0.1 million to the U.S. pension plans, approximately $6.6 million to the non-U.S. pension plans, and $0.3 million to the other postretirement benefit plans.

Plan Asset Investment Strategy

The Company’s overall investment strategy and objectives for its pension plan assets is to (i) meet current and future benefit payment needs through diversification across asset classes, investing strategies and investment managers to achieve an optimal balance between risk and return and between income and growth of assets through capital appreciation, (ii) secure participant retirement benefits, (iii) minimize reliance on contributions as a source of benefit security, and (iv) maintain sufficient liquidity to pay benefit obligations and proper expenses.  The composition of the actual investments in various securities changes over time based on short and long-term investment opportunities. None of the plan assets of Gardner Denver’s defined benefit plans are invested in the Company’s common stock. The Company uses both active and passive investment strategies.

Plan Asset Risk Management

The target financial objectives for the pension plans are established in conjunction with periodic comprehensive reviews of each plan’s liability structure. The Company’s asset allocation policy is based on detailed asset and liability model (“ALM”) analyses. A formal ALM study of each major plan is undertaken every 2-5 years or whenever there has been a material change in plan demographics, benefit structure, or funded status. In order to determine the recommended asset allocation, the advisors model varying return and risk levels for different theoretical portfolios, using a relative measure of excess return over treasury bills, divided by the standard deviation of the return (the “Sharpe Ratio”). The Sharpe Ratio for different portfolio options was used to compare each portfolio’s potential return, on a risk-adjusted basis. The Company selected a recommended portfolio that achieved the targeted composite return with the least amount of risk.

The Company’s primary pension plans are in the U.S. and UK which together comprise approximately 74% of the total benefit obligations and 90% of total plan assets as of December 31, 2017. The following table presents the long-term target allocations for these two plans as of December 31, 2017.

	U.S. Plan	UK Plan
Asset category:
Cash and cash equivalents	1%	4%
Equity	52%	50%
Fixed income	37%	26%
Real estate and other	10%	20%
Total	100%	100%

Fair Value Measurements

The following tables present the fair values of the Company’s pension plan assets as of December 31, 2017 and 2016 by asset category within the ASC 820 hierarchy (as defined in Note 17 “Fair Value Measurements”).

	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV (5)	Total
Asset Category
Cash and cash equivalents(1)	$2.3	$-	$-	$-	$2.3
Equity funds:
U.S. large-cap	-	12.6	-	19.5	32.1
U.S. mid-cap and small-cap	-	-	-	3.1	3.1
International(2)	19.3	71.9	-	49.7	140.9
Total equity funds	19.3	84.5	-	72.3	176.1
Fixed income funds:
Corporate bonds - domestic	-	-	-	13.2	13.2
Corporate bonds - international	-	20.9	-	-	20.9
UK index-linked gilts	-	35.7	-	-	35.7
Diversified domestic securities	-	-	-	10.1	10.1
Total fixed income funds	-	56.6	-	23.3	79.9
Other types of investments:
U.S. real estate(3)	-	-	-	6.4	6.4
International real estate(3)	-	20.8	-	-	20.8
Other(4)	-	-	16.3	-	16.3
Total	$21.6	$161.9	$16.3	$102.0	$301.8

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV (5)	Total
Asset Category
Cash and cash equivalents(1)	$1.9	$-	$-	$-	$1.9
Equity funds:
U.S. large-cap	-	9.6	-	18.2	27.8
U.S. mid-cap and small-cap	-	-	-	2.9	2.9
International(2)	15.3	63.6	-	41.5	120.4
Total equity funds	15.3	73.2	-	62.6	151.1
Fixed income funds:
Corporate bonds - domestic	-	-	-	12.1	12.1
Corporate bonds - international	-	18.0	-	-	18.0
UK index-linked gilts	-	30.5	-	-	30.5
Diversified domestic securities	-	-	-	9.5	9.5
Total fixed income funds	-	48.5	-	21.6	70.1
Other types of investments:
U.S. real estate(3)	-	-	-	6.3	6.3
International real estate(3)	-	18.6	-	-	18.6
Other(4)	-	-	14.2	-	14.2
Total	$17.2	$140.3	$14.2	$90.5	$262.2

(1)
Cash and cash equivalents consist of traditional domestic and foreign highly liquid short-term securities with the goal of providing liquidity and preservation of capital while maximizing return on assets.

(2)
The International category consists of investment funds focused on companies operating in developed and emerging markets outside of the U.S.  These investments target broad diversification across large and mid/small-cap companies and economic sectors.

(3)	U.S. and International real estate consists primarily of equity and debt investments made, directly or indirectly, in various interests in unimproved and improved real properties.

(4)
Other investments consist of insurance and reinsurance contracts securing the retirement benefits. The fair value of these contracts was calculated at the discount value of premiums paid by the Company, less expenses charged by the insurance providers. The insurance providers with which the Company has placed these contracts are well-known financial institutions with an established history of providing insurance services.

(5)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

Defined Contribution Plans

The Company also sponsors defined contribution plans at various locations throughout the world. Benefits are determined and funded regularly based on terms of the plans or as stipulated in a collective bargaining agreement. The Company’s full-time salaried and hourly employees in the U.S. are eligible to participate in Company-sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401(k) of the Internal Revenue Code. The Company’s contributions to the savings plans are in the form of cash. The Company’s total contributions to all worldwide defined contribution plans for the years ended December 31, 2017, 2016, and 2015 were $13.7 million, $12.8 million and $17.2 million, respectively.

Other Benefit Plans

The Company offers a long-term service award program for qualified employees at certain of its non-U.S. locations. Under this program, qualified employees receive a service gratuity (“Jubilee”) payment once they have achieved a certain number of years of service. The Company’s actuarially calculated obligation equaled $3.9 million and $3.5 million as of December 31, 2017 and 2016, respectively.

There are various other employment contracts, deferred compensation arrangements, covenants not to compete, and change in control agreements with certain employees and former employees. The liabilities associated with such arrangements are not material to the Company’s consolidated financial statements.

Note 12:	Stockholders’ Equity

As of December 31, 2017 and 2016, 1,000,000,000 shares of voting common stock were authorized. Shares of common stock outstanding were 196,217,971 and 148,654,906 as of December 31, 2017 and 2016, respectively. The Company is governed by the General Corporation Law of the State of Delaware.  All authorized shares of voting common stock have a par value of $0.01. Shares of common stock reacquired are considered authorized and reported as Treasury shares.

Note 13:	Accumulated Other Comprehensive (Loss) Income

The Company’s other comprehensive (loss) income consists of (i) unrealized foreign currency net gains and losses on the translation of the assets and liabilities of its foreign operations; (ii) realized and unrealized foreign currency gains and losses on intercompany notes of a long-term nature and certain hedges of net investments in foreign operations, net of income taxes; (iii) unrealized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes; and (iv) pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes. See Note 11 “Benefit Plans” and Note 16 “Hedging Activities, Derivative Instruments, and Credit Risk.”

The before tax (loss) income, related income tax effect and accumulated balances are as follows:

	Cumulative Currency Translation Adjustment	Foreign Currency Gains and (Losses)	Unrealized (Losses) Gains on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Accumulated Other Comprehensive Income
Balance at December 31, 2014	$(111.7)	$42.4	$(25.4)	$(40.6)	$(135.3)
Before tax (loss) income	(136.3)	56.8	(25.6)	(13.3)	(118.4)
Income tax effect	-	(24.2)	9.7	2.6	(11.9)
Other comprehensive (loss) income	(136.3)	32.6	(15.9)	(10.7)	(130.3)
Balance at December 31, 2015	(248.0)	75.0	(41.3)	(51.3)	(265.6)
Before tax (loss) income	(76.2)	21.0	(1.5)	(14.3)	(71.0)
Income tax effect	-	(7.4)	0.6	1.0	(5.8)
Other comprehensive (loss) income	(76.2)	13.6	(0.9)	(13.3)	(76.8)
Balance at December 31, 2016	(324.2)	88.6	(42.2)	(64.6)	(342.4)
Before tax income (loss)	157.6	(82.8)	20.0	29.8	124.6
Income tax effect	-	31.2	(7.6)	(5.6)	18.0
Other comprehensive income (loss)	157.6	(51.6)	12.4	24.2	142.6
Balance at December 31, 2017	(166.6)	37.0	(29.8)	(40.4)	(199.8)

Changes in accumulated other comprehensive (loss) income by component for the periods described below are presented in the following table(1):

	Cumulative Currency Translation Adjustment	Foreign Currency (Losses) and Gains	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
Balance as of December 31, 2015	$(248.0)	$75.0	$(41.3)	$(51.3)	$(265.6)
Other comprehensive (loss) income before reclassifications	(76.2)	13.6	(8.1)	(15.2)	(85.9)
Amounts reclassified from accumulated other comprehensive income	-	-	7.2	1.9	9.1
Other comprehensive (loss) income	(76.2)	13.6	(0.9)	(13.3)	(76.8)
Balance at December 31, 2016	$(324.2)	$88.6	$(42.2)	$(64.6)	$(342.4)
Other comprehensive income (loss) before reclassifications	157.6	(51.6)	0.9	21.1	128.0
Amounts reclassified from accumulated other comprehensive income	-	-	11.5	3.1	14.6
Other comprehensive income (loss)	157.6	(51.6)	12.4	24.2	142.6
Balance at December 31, 2017	$(166.6)	$37.0	$(29.8)	$(40.4)	$(199.8)

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications out of accumulated other comprehensive (loss) income for the years ended December 31, 2017 and 2016 are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
Details about Accumulated Other Comprehensive Income Components	2017	2016	Affected Line in the Statement Where Net Income is Presented
Loss on cash flow hedges Interest rate swaps	$18.5	$11.6	Interest expense
	18.5	11.6	Total before tax
	(7.0)	(4.4)	Income tax benefit
	$11.5	$7.2	Net of tax

Amortization of defined benefit pension and other postretirement benefit items	$5.0	$3.0	(1)
	5.0	3.0	Total before tax
	(1.9)	(1.1)	Income tax benefit
	$3.1	$1.9	Net of tax
Total reclassifications for the period	$14.6	$9.1	Net of tax

(1)	These components are included in the computation of net periodic benefit cost (see Note 11 “Benefit Plans” for additional details).

Note 14:	Income Taxes

Loss before income taxes for the years ended December 31, 2017, 2016 and 2015 consisted of the following:

	2017	2016	2015

U.S.	$(145.8)	$(149.4)	$(450.0)
Non-U.S.	33.1	86.2	83.3
Loss before income taxes	$(112.7)	$(63.2)	$(366.7)

The following table details the components of the (benefit) provision for income taxes for the years ended December 31, 2017, 2016 and 2015.

	2017	2016	2015
Current:
U.S. federal	$64.0	$(6.6)	$-
U.S. state and local	3.0	1.3	1.6
Non-U.S.	49.8	57.8	46.7
Deferred:
U.S. federal	(217.5)	(61.4)	(31.5)
U.S. state and local	-	(3.4)	(9.3)
Non-U.S.	(30.5)	(19.6)	(22.2)
Benefit for income taxes	$(131.2)	$(31.9)	$(14.7)

The U.S. federal corporate statutory rate is reconciled to the Company’s effective income tax rate for the years ended December 31, 2017, 2016 and 2015 as follows.

	2017	2016	2015
U.S. federal corporate statutory rate	35.0%	35.0%	35.0%
State and local taxes, less federal tax benefit	3.1	4.0	2.3
U.S. deferred tax rate change from 35% to 21%	79.5	-	-
Net effects of foreign tax rate differential	6.2	19.9	1.5
Sale of subsidiary	(4.6)	(17.1)	-
Repatriation cost	3.8	4.4	(0.3)
U.S. transition tax toll charge net of FTC	(56.2)	-	-
ASC 740-30	61.2	26.3	(2.0)
Valuation allowance changes	(1.1)	(15.9)	(0.5)
Impairment of goodwill and intangible assets	-	(0.6)	(31.7)
Uncertain tax positions	1.9	(7.0)	(0.4)
Nondeductible equity compensation	(9.2)	-	-
Nondeductible foreign interest expense	(3.0)	-	-
Other, net	(0.3)	1.5	0.1
Effective income tax rate	116.3%	50.5%	4.0%

The principal items that gave rise to deferred income tax assets and liabilities as of December 31, 2017 and 2016 are as follows.

	2017	2016
Deferred Tax Assets:
Reserves and accruals	$62.4	$38.2
Postretirement benefits other than pensions	0.7	1.1
Postretirement benefits - pensions	15.6	20.9
Tax loss carryforwards	41.8	58.0
Foreign tax credit carryforwards	29.8	11.6
Other	19.4	33.1
Total deferred tax assets	169.7	162.9
Valuation allowance	(47.9)	(33.6)
Deferred Tax Liabilities:
LIFO inventory	(9.3)	(17.0)
Property, plant, and equipment	(21.0)	(28.6)
Intangibles	(322.2)	(444.3)
Unremitted foreign earnings	(9.3)	(77.3)
Other	3.5	(48.3)
Total deferred tax liabilities	(358.3)	(615.5)
Net deferred income tax liability	$(236.5)	$(486.2)

The U.S. Tax Law change enacted in December 2017 impacted the comparison of the 2017 to the 2016 deferred tax changes by $158.6 million as a result of the U.S. tax rate reduction and the change in the ASC 740-30 deferred liability balance.

The Company believes that it is more likely than not that it will realize its deferred tax assets through the reduction of future taxable income, other than for the deferred tax assets reflected below.  Tax attributes and related valuation allowances as of December 31, 2017 were as follows.

	Tax Benefit	Valuation Allowance	Carryforward Period Ends
Tax Attributes to be Carried Forward
U.S. federal net operating loss	$15.1	$(2.0)	2035-2037
U.S federal capital loss	6.9	(6.9)	2021
U.S. federal tax credit	33.4	(29.9)	2023-2037
Alternative minimum tax credit	0.9	-	Unlimited
U.S. state and local net operating losses	5.4	-	2034-2037
U.S. state and local tax credit	0.5	-	2018-2034
Non U.S. net operating losses	2.7	(0.8)	2018-2037
Non U.S. net operating losses	8.1	(7.7)	Unlimited
Non U.S. capital losses	0.5	(0.5)	Unlimited
Other deferred tax assets	5.3	(0.1)	Unlimited
Total tax carryforwards	$78.8	$(47.9)

When comparing to prior year, the comparison is impacted by the US Tax Law change enacted December 22, 2017.

A reconciliation of the changes in the valuation allowance for deferred tax assets for the years ended December 31, 2017, 2016 and 2015 are as follows.

	2017	2016	2015
Valuation allowance for deferred tax assets at beginning of the period	$33.6	$23.8	$27.5
Revaluation and change due to U.S. Tax Reform	10.7	-	-
Charged to tax expense	3.1	12.5	4.8
Charged to other accounts	1.6	(0.1)	-
Deductions(1)	(1.1)	(2.6)	(8.5)
Valuation allowance for deferred tax assets at end of the period	$47.9	$33.6	$23.8

(1)	Deductions relate to the realization of net operating losses or the removal of deferred tax assets.

Total unrecognized tax benefits were $12.6 million, $6.8 million and $4.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. The net increase in this balance primarily relates to recording $11.2 million for tax positions in prior years, which were partially offset by the benefits associated with the lapse of applicable statutes of limitations of $0.3 million and settlements of $6.2 million. Included in total unrecognized benefits as of December 31, 2017 is $12.6 million of unrecognized tax benefits that would affect the Company's effective tax rate if recognized, of which $1.2 million would be offset by a reduction of a corresponding deferred tax asset. The balance of total unrecognized tax benefits is not expected to significantly increase or decrease within the next twelve months. Below is a tabular reconciliation of the changes in total unrecognized tax benefits during the years ended December 31, 2017, 2016 and 2015.

	2017	2016	2015
Beginning balance	$6.8	$4.8	$4.0
Gross increases for tax positions of prior years	11.2	3.1	-
Gross decreases for tax positions of prior years	-	-	(0.4)
Gross increases for tax positions of current year	0.6	-	1.8
Settlements	(6.2)	(0.4)	-
Lapse of statute of limitations	(0.3)	(0.7)	(0.6)
Changes due to currency fluctuations	0.5	-	-
Ending balance	$12.6	$6.8	$4.8

The Company includes interest expense and penalties related to unrecognized tax benefits as part of the provision for income taxes. The Company's income tax liabilities as of December 31, 2017 and 2016 include accrued interest and penalties of $0.8 million and $3.0 million, respectively.

The statutes of limitations for U.S. Federal tax returns are open beginning with the 2014 tax year, and state returns are open beginning with the 2013 tax year. The Company closed the IRS audit of the short tax year ending December 31, 2013.  On January 3, 2018 the Company received notification from the IRS stating that the Company is now under IRS audit for the tax years ending December 31, 2014, 2015 and 2016.  The audit will begin in 2018.

The Company is subject to income tax in approximately 33 jurisdictions outside the U.S. The statute of limitations varies by jurisdiction with 2005 being the oldest year still open. The Company's significant operations outside the U.S. are located in the United Kingdom and Germany. In the United Kingdom, tax years prior to 2012 are closed. However, the Company is currently under audit in the United Kingdom, which has been expanded to include years 2012 to 2014. The audit has not been completed as of the date of these financial statements. In Germany, generally, the tax years 2010 and beyond remain open to examination. The general field tax audit of fiscal years 2008 to 2010 was settled during the tax year ended December 31, 2017. The Company also commenced a general tax audit for the tax years 2011 to 2014 for Germany during 2017. Additionally, in Italy, the withholding tax audit for the tax years 2012 to 2014 was settled during 2017.

The Company recorded a deferred tax liability of approximately $114.0 million as of the acquisition date by KKR for the anticipated repatriation of a limited amount of unremitted foreign earnings generated prior to date of acquisition, July 30, 2013. These accumulated earnings of non-U.S. subsidiaries amounting to approximately $287.0 million are expected to supplement the Company’s projected U.S. operating cash flow in meeting the Company’s debt service requirements along with other U.S. cash flow needs during the term of its credit agreement. This deferred tax liability was adjusted to $94.1 million as of December 31, 2014, 94.6 million as of December 31, 2015, $77.3 million as of December 31, 2016, and $9.3 million as of December 31, 2017 based upon the estimated need to repatriate accumulated earnings of approximately $200.0 million.  As a result of the transition tax, the recorded deferred tax liability of $9.3 million as of December 31, 2017 relates to withholding tax.

Our accounting for the following elements of the Tax Act is incomplete, and we were not yet able to make reasonable estimates of the effects. Therefore, no provisional adjustments, other than the adjustment related to the effect of the transitional tax, were recorded related to ASC 740-30.

The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (“CFC”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.

Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions  in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Because whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on not only our current structure and estimated future results of global operations but also our intent and ability to modify our structure and/or our business, we are not yet able to reasonably estimate the effect of this provision of the Tax Act.

Due to these complexities, we have not been able to determine if our company policy concerning permanent reinvestment will change as a result of the new Tax Act.   With the exception of the $9.3 million withholding tax impact on the $200 million of accumulated earnings to be repatriated as discussed previously, no additional adjustments relating to ASC 740-30 have been recorded in accordance with SAB 118 as we are not currently able to reasonably estimate the impact as of the filing of the December 31, 2017 financial statements.

Except as noted above, we consider the excess of the amount for financial reporting over the tax basis (including undistributed and previously taxed earnings) of investments in our foreign subsidiaries as of December 31, 2017 to be indefinitely reinvested outside the United States on the basis of our plan for reinvestment and estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. Therefore, we have not provided for deferred taxes related to such and it is not practicable to determine this amount.

Note 15:	Stock-Based Compensation Plans

2013 Stock Incentive Plan

The Company adopted the 2013 Stock Incentive Plan (“2013 Plan”) on October 14, 2013 as amended on April 27, 2015 under which the Company may grant stock-based compensation awards to employees, directors and advisors.  The total number of shares available for grant under the 2013 Plan and reserved for issuance is 20.9 million shares.  All stock options were granted to employees, directors, and advisors with an exercise price equal to the fair value of the Company’s per share common stock at the date of grant.  Following the Company’s initial public offering, the Company may grant stock-based compensation awards pursuant to the 2017 Plan (defined below) and ceased granting new awards pursuant to the 2013 Plan.

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

Under the terms of the 2013 Plan, concurrent with the initial public offering, the Company no longer retains repurchase rights on stock acquired through the exercise of a stock option and the implicit service period was eliminated on outstanding stock options. For the year ended December 31, 2017, the Company recognized stock-based compensation expense of approximately $77.6 million, related to time-based and performance-based stock options included in “Other operating expense, net” in the Consolidated Statements of Operations. Certain stock awards are expected to be settled in cash (stock appreciation rights “SAR”) and are accounted for as liability awards. As of December 31, 2017, a liability of approximately $16.8 million for SARs is included in “Accrued liabilities” in the Consolidated Balance Sheets.

As of December 31, 2017 and December 31, 2016 there was $9.1 million and $68.0 million of total unrecognized compensation expense related to outstanding stock options.

A summary of the Company’s stock-based award plan activity, including stock options and SARs, for the years ended December 31, 2017, 2016 and 2015 is presented in the following table (underlying shares in thousands).

Stock-Based Compensation Awards
	Shares	Weighted-Average Exercise Price (per share)	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrisic Value of In-The-Money Options (in millions)
Outstanding at December 31, 2014	18,214	$8.23
Granted	1,075	$10.61
Settled	(304)	$8.33
Forfeited	(1,952)	$8.43
Outstanding at December 31, 2015	17,033	$8.36
Granted	2,427	$10.75
Settled	(1,980)	$8.18
Forfeited	(2,931)	$8.31
Converted to liability	(1,264)	$8.16
Outstanding at December 31, 2016	13,285	$8.85
Granted	799	$20.00
Settled	(193)	$8.17
Forfeited	(1,057)	$8.34
Outstanding at December 31, 2017	12,834	$9.54	6.81	$ 313.1
Vested at December 31, 2017	9,459	$9.05	6.59	$ 235.4

The following assumptions were used to estimate the fair value of options and SARs granted during the fiscal years ended December 31, 2017, 2016 and 2015.

	2017	2016	2015
Assumptions:
Expected life of options (in years)	5.00 - 6.25	5.10	4.80
Risk-free interest rate	1.9 - 2.1%	1.3%	1.6%
Assumed volatility	41.2 - 45.8%	49.5%	49.9%
Expected dividend rate	0.0%	0.0%	0.0%

Concurrent with the Company’s initial public offering in May of 2017, the Company’s Board authorized the grant of 5.5 million deferred stock units (“DSU”) to all permanent employees that had not previously received stock-based awards under the 2013 Plan. The DSUs vested immediately upon grant, however contain restrictions such that the employee may not sell or otherwise realize the economic benefits of the award until certain dates through April 2019. At the date of the grant, the fair value of a DSU was determined to be $17.20 assuming a share price at the pricing date of the initial public offering of $20.00 and a discount for lack of marketability commensurate with the period of the sale restrictions.  At the date of the grant, certain DSU awards were expected to be settled in cash and had been carried at fair value on the balance sheet date.  On November 20, 2017, the Company, having the intent and ability to register DSU awards in foreign jurisdictions, the Company remeasured the awards as of this date and then reclassified $6.0 million related to 0.2 million DSU awards from “Accrued liabilities” to “Capital in excess of par value”.  In the year ended December 31, 2017, the Company recognized expense for the DSU awards of $97.4 million, included in “Other operating expense, net” in the Consolidated Statements of Operations.

The following assumptions were used to estimate the fair value of DSUs at the time of grant using the Finnerty discount for lack of marketability pricing model.
2017
Assumptions:
Average length of holding period restrictions (years)	1.42
Assumed volatility	51.5%

2017 Omnibus Incentive Plan

In May 2017, the Company’s Board approved the 2017 Omnibus Incentive Plan (“2017 Plan”). Under the terms of the Plan, the Company’s Board may grant up to 8.6 million stock based and other incentive awards. Any shares of common stock subject to outstanding awards granted under our 2013 Stock Incentive Plan that, after the effective date of the 2017 Plan, expire or are otherwise forfeited or terminated in accordance with their terms are also available for grant under the 2017 Plan.  As of December 31, 2017, no awards have been granted from the 2017 Plan.

Note 16:	Hedging Activities, Derivative Instruments and Credit Risk

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

Derivative Instruments

The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016.

	December 31, 2017
	Derivative Classification	Notional Amount (1)	Fair Value (1) Other Current Assets	Fair Value (1) Other Assets	Fair Value (1) Accrued Liabilities	Fair Value (1) Other Liabilities
Derivatives Designated as Hedging
Instruments
Interest rate swap contracts	Cash Flow	$1,125.0	$-	$-	$16.1	$30.6
Derivatives Not Designated as Hedging
Instruments
Foreign currency forwards	Fair Value	$94.4	$-	$-	$1.2	$-

	December 31, 2016
	Derivative Classification	Notional Amount (1)	Fair Value (1) Other Current Assets	Fair Value (1) Other Assets	Fair Value (1) Accrued Liabilities	Fair Value (1) Other Liabilities
Derivatives Designated as Hedging
Instruments
Cross currency interest rate swap contracts	Net Investment	$200.0	$-	$26.8	$-	$-
Interest rate swap contracts	Cash Flow	$1,125.0	$-	$-	$16.3	$47.2
Derivatives Not Designated as Hedging
Instruments
Foreign currency forwards	Fair Value	$79.0	$0.9	$-	$-	$-
Foreign currency forwards	Fair Value	$42.8	$-	$-	$0.2	$-

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

Gains and losses on derivatives designated as cash flow hedges included in the Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2017, 2016 and 2015 are as presented in the table below.

	2017	2016	2015
Interest Rate Swap Contracts(1)
Gain (loss) recognized in AOCI on derivatives (effective portion)	$1.5	$(13.2)	$(26.9)
Loss reclassified from AOCI into income (effective portion)	$(18.5)	$(11.6)	$(1.3)
(Loss) gain recognized in income on derivatives (ineffective
portion and amount excluded from effectiveness testing)	$(2.1)	$0.2	$0.3

(1)
Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income (effective portion) were included in “Interest expense” in the Consolidated Statements of Operations.  Ineffective portions of changes in the fair value of cash flow hedges were recognized in earnings and included in “Interest expense” in the Consolidated Statements of Operations.

As of December 31, 2017, the Company is the fixed rate payor on 12 interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $1,125.0 million of the Company’s LIBOR-based variable rate borrowings.  These contracts carry fixed rates ranging from 2.9% to 4.4% and have expiration dates ranging from 2018 to 2020.  These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments.  Based on LIBOR-based swap yield curves as of December 31, 2017, the Company expects to reclassify losses of $17.8 million out of AOCI into earnings during the next 12 months.  The Company’s LIBOR-based variable rate borrowings outstanding as of December 31, 2017 were $1,282.3 million and €613.5 million.

The Company had three foreign currency forward contracts outstanding as of December 31, 2017 with notional amounts ranging from $19.4 million to $46.0 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates.  The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included in the “Other operating expense, net” line on the face of the Consolidated Statements of Operations.  The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty.  It is the Company’s practice to recognize the gross amounts in the Consolidated Balance Sheets.  The amount available to be netted is not material.

The Company’s (losses) gains on derivative instruments not designated as accounting hedges and total net foreign currency (losses) gains for the years ended December 31, 2017, 2016 and 2015 were as follows.

	2017	2016	2015
Gain on cross currency interest rate swaps not designated as hedges	$-	$-	$8.0
Foreign currency forward contracts (losses) gains	$(7.0)	$19.2	$(0.5)
Total foreign currency transaction (losses) gains, net	$(9.3)	$5.9	$(1.1)

The Company has a significant investment in consolidated subsidiaries with functional currencies other than the USD, particularly the EUR.  The Company designated its Original Euro Term Loan of approximately €387.0 million as of December 31, 2016 as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies.  The Original Euro Term Loan remained designated as a net investment hedge during 2017 until it was extinguished and replaced on August 17, 2017 by the €615.0 million Euro Term Loan, further described in Note 10 “Debt.”  On August 17, 2017, the Company designated the €615.0 million Euro Term Loan as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies.  As of December 31, 2017, the Euro Term Loan of €613.5 million remained designated.

In December 2014, the Company entered into two cross currency interest rate swaps each with a USD notional amount of $100 million to further hedge the risk of changes in the USD equivalent value of its net investment in EUR functional currency subsidiaries.  At the beginning of fiscal year 2015, one of the $100 million cross currency interest rate swaps was considered an effective hedge while the other was not determined to be an effective hedge for accounting purposes.  Throughout 2015, the Company assessed its Euro equity position on a quarterly basis and incrementally designated additional portions of the second $100 million cross currency swap as a hedge for accounting purposes. The change in the fair value of the ineffective portion of the hedge was included in foreign exchange (gains) losses, net in “Other operating expense, net” in the Consolidated Statements of Operations.  By the end of December 31, 2015, both cross currency interest rate swaps were designated as effective hedges for accounting purposes.

The cross currency interest rate swaps were designated as hedges for the year ended December 31, 2016 and for the period from January 1, 2017 until August 16, 2017 when they were terminated for proceeds of $6.2 million.  The proceeds from the termination of the cross currency interest rate swaps are included in the “Proceeds from the termination of derivatives” line in the Consolidated Statements of Cash Flows.  The recorded Accumulated Other Comprehensive (Loss) Income at the termination of the cross currency interest rate swaps will remain in Accumulated Other Comprehensive (Loss) Income until there is a substantial liquidation of the Company’s net investment in subsidiaries with EUR functional currencies.

The losses and gains from the change in fair value related to the effective portions of the net investment hedges were recorded through other comprehensive income.  The losses and gains from changes in fair value of the ineffective portion of the hedge for the years ended December 31, 2017, 2016 and 2015 were included in foreign currency exchange (gains) losses, net in “Other operating expense, net” in the Consolidated Statements of Operations.

The Company’s gains and (losses), net of income tax, associated with changes in the value of debt and designated cross currency interest rate swaps for the years ended December 31, 2017 and 2016, and the net balance of such gains and (losses) included in accumulated other comprehensive income as of December 31, 2017 and 2016 were as follows.

	2017	2016
(Loss) gain, net of income tax, recorded through other comprehensive income	$(50.2)	$12.6
Balance included in accumulated other comprehensive income (loss) at December 31, 2017 and 2016 respectively	$32.1	$82.3

With the exception of the cash proceeds from the termination of the cross currency interest rate swap contracts described earlier, all cash flows associated with derivatives are classified as operating cash flows in the Consolidated Statements of Cash Flows.

There were no off-balance sheet derivative instruments as of December 31, 2017 or 2016.

Credit Risk

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the derivative instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a fraction of the notional amount. The Company minimizes the credit risk related to derivatives by transacting only with multiple, high-quality counterparties that are major financial institutions with investment-grade credit ratings. The Company has not experienced any financial loss as a result of counterparty nonperformance in the past. The majority of the derivative contracts to which the Company is a party, settle monthly or quarterly, or mature within one year. Because of these factors, the Company believes it has minimal credit risk related to derivative contracts as of December 31, 2017.

Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and industries to which the Company’s products and services are sold, as well as their dispersion across many different geographic areas. As a result, the Company does not believe it has any significant concentrations of credit risk as of December 31, 2017 or 2016.

Note 17:	Fair Value Measurements

A financial instrument is defined as cash or cash equivalents, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from another party.  The Company’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivables, trade accounts payables, deferred compensation assets and obligations, derivatives and debt instruments.  The carrying values of cash and cash equivalents, trade accounts receivables, trade accounts payables, and variable rate debt instruments are a reasonable estimate of their respective fair values.  The Company’s Senior Notes, valued utilizing Level 2 inputs, had a carrying value of $575.0 million and an estimated fair value of $573.6 million as of December 31, 2016.  The Senior Notes were terminated in May of 2017.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or more advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows.

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

For the year ended December 31, 2015, goodwill with a carrying value of $529.3 million in the P&IP reporting unit was written down to its estimated implied fair value of $186.0 million, resulting in a non-cash impairment charge of $343.3 million.  In order to arrive at the implied fair value of goodwill, the Company calculated the fair value of all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination.  After assigning fair value to the assets and liabilities of the reporting unit, the result was the implied fair value of goodwill of $186.0 million, which represented a Level 3 asset measured at fair value on a nonrecurring basis subsequent to its original recognition.  The fair value was determined using a combination of discounted cash flows and a market multiple approach using comparable companies.

The Company assessed indefinite-lived intangible assets, trademarks, in conjunction with the 2017 annual goodwill impairment test.  The valuation of trademarks was based upon current sales projections and the relief from royalty method was applied.  As a result of this analysis, trademarks with carrying amounts aggregating to $36.7 were written down to their estimated fair value of $35.2 million.  These represented Level 3 assets measured on a nonrecurring basis subsequent to their original recognition.  This resulted in a total non-cash impairment charge of $1.5 million.  The fair value was determined using the relief from royalty method.

The Company assessed indefinite-lived intangible assets, trademarks, in conjunction with the 2016 annual goodwill impairment test.  The valuation of trademarks was based upon current sales projections and the relief from royalty method was applied.  As a result of this analysis, trademarks with carrying amounts aggregating to $179.3 million were written down to their estimated fair value of $154.9 million.  These represented Level 3 assets measured on a nonrecurring basis subsequent to their original recognition.  This resulted in a total non-cash impairment charge of $24.4 million. The fair value was determined using the relief from royalty method.

The Company assessed indefinite-lived intangible assets, trademarks, in conjunction with the 2015 annual goodwill impairment test.  The valuation of trademarks was based upon current sales projections and the relief from royalty method was applied.  As a result of this analysis, trademarks with carrying amounts aggregating to $560.1 million were written down to their estimated fair value of $489.0 million.  These represented Level 3 assets measured on a nonrecurring basis subsequent to their original recognition.  This resulted in a total non-cash impairment charge of $71.1 million. The fair value was determined using the relief from royalty method.

Refer to Note 1 “Summary of Significant Accounting Policies” for a discussion of the valuation assumptions utilized in the valuation of goodwill and indefinite-lived intangible assets.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016.

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(1)	$5.8	$-	$-	$5.8
Total	$5.8	$-	$-	$5.8
Financial Liabilities
Foreign currency forwards(2)	$-	$1.2	$-	$1.2
Interest rate swaps(3)	-	46.7	-	46.7
Deferred compensation plan(1)	5.8	-	-	5.8
Total	$5.8	$47.9	$-	$53.7

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards(2)	$-	$0.9	$-	$0.9
Cross currency interest rate swaps(4)	-	26.8	-	26.8
Trading securities held in deferred compensation plan(1)	4.2	-	-	4.2
Total	$4.2	$27.7	$-	$31.9
Financial Liabilities
Foreign currency forwards(2)	$-	$0.2	$-	$0.2
Interest rate swaps(3)	-	63.5	-	63.5
Deferred compensation plan(1)	4.2	-	-	4.2
Total	$4.2	$63.7	$-	$67.9

(1)	Based on the quoted price of publicly traded mutual funds which are classified as trading securities and accounted for using the mark-to-market method.

(2)	Based on calculations that use readily observable market parameters as their basis, such as spot and forward rates.

(3)
Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of December 31, 2017.  The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

(4)
Based on observable foreign exchange market pricing parameters such as spot and forward rates and the present value of all expected future cash flows.  The present value calculation incorporates foreign exchange market pricing, discount rates, and credit quality adjustments of the Company and its counterparties.

Note 18:	Contingencies

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

The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the Products described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, inherent uncertainties of litigation and future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case (discussed below), or other inability to collect from the Company’s historical insurers or indemnitors, could cause a different outcome. While the outcome of legal proceedings is inherently uncertain, based on presently known facts, experience, and circumstances, the Company believes that the amounts accrued on its balance sheet are adequate and that the liabilities arising from the asbestos and silica-related personal injury lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. “Accrued liabilities” and “Other liabilities” on the Consolidated Balance Sheet include a total litigation reserve of $105.6 million and $108.5 million as of December 31, 2017 and December 31, 2016, with respect to potential liability arising from the Company’s asbestos-related litigation. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity.

The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has also pursued litigation against certain insurers or indemnitors, where necessary. The Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $100.4 million and $97.3 million as of December 31, 2017 and December 31, 2016 which was included in “Other assets” on the Consolidated Balance Sheets.

The largest such recent action, Gardner Denver, Inc. v. Certain Underwriters at Lloyd’s, London, et al., was filed on July 9, 2010, in the Eighth Judicial Circuit, Adams County, Illinois, as case number 10-L-48 (the “Adams County Case”). In the lawsuit, the Company seeks, among other things, to require certain excess insurer defendants to honor their insurance policy obligations to the Company, including payment in whole or in part of the costs associated with the asbestos-related lawsuits filed against the Company. In October 2011, the Company reached a settlement with one of the insurer defendants, which had issued both primary and excess policies, for approximately the amount of such defendant’s policies that were subject to the lawsuit. Since then, the case has been proceeding through the discovery and motions process with the remaining insurer defendants. On January 29, 2016, the Company prevailed on the first phase of that discovery and motions process (“Phase I”). Specifically, the Court in the Adams County Case ruled that the Company has rights under all of the policies in the case, subject to their terms and conditions, even though the policies were sold to the Company’s former owners rather than to the Company itself. On June 9, 2016, the Court denied a motion by several of the insurers who sought permission to appeal the Phase I ruling immediately rather than waiting until the end of the whole case as is normally required. The case is now proceeding through the discovery process regarding the remaining issues in dispute (“Phase II”).

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

The Company has undiscounted accrued liabilities of $7.5 million and $7.6 million as of December 31, 2017 and December 31, 2016, respectively, on its Consolidated Balance Sheet to the extent costs are known or can be reasonably estimated for its remaining financial obligations for the environmental matters discussed above and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.

Note 19:	Other Operating Expense

The components of “Other operating expense, net” for the years ended December 31, 2017, 2016 and 2015 are as follows.

	For the Years Ended December 31,
	2017	2016	2015
Other Operating Expense, Net
Foreign currency transaction losses (gains), net	$9.3	$(5.9)	$1.1
Restructuring charges (1)	5.3	32.9	4.7
Environmental remediation expenses (2)	0.9	5.6	-
Stock-based compensation(3)	194.2	-	-
Other, net	12.4	16.0	14.9
Total other operating expense, net	$222.1	$48.6	$20.7

(1)	See Note 4 “Restructuring.”

(2)	Estimated environmental remediation costs recorded on an undiscounted basis for a former production facility.

(3)
Represents stock-based compensation expense recognized for stock options outstanding ($77.6 million) and DSUs granted to employees at the date of the initial public offering ($97.4 million) under the 2013 Stock Incentive Plan, and employer taxes related to DSUs granted to employees at the date of the initial public offering ($19.2 million).

Note 20:	Segment Information

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

The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Loss Before Income Taxes for the years ended December 31, 2017, 2016 and 2015.

	2017	2016	2015
Revenue
Industrials	$1,130.7	$1,082.3	$1,149.7
Energy	1,014.5	628.4	753.5
Medical	230.2	228.7	223.7
Total Revenue	$2,375.4	$1,939.4	$2,126.9
Segment Adjusted EBITDA
Industrials	$242.7	$217.6	$197.6
Energy	296.1	143.8	186.8
Medical	62.4	61.9	59.5
Total Segment Adjusted EBITDA	601.2	423.3	443.9
Less items to reconcile Segment Adjusted EBITDA to
Loss Before Income Taxes(1):
Corporate expenses not allocated to segments	39.7	22.6	25.0
Interest expense	140.7	170.3	162.9
Depreciation and amortization expense	173.8	172.7	163.0
Impairment of goodwill and other intangible assets(a)	1.6	25.3	421.4
Sponsor fees and expenses(b)	17.3	4.8	4.6
Restructuring and related business transformation costs(c)	24.7	78.7	31.4
Acquisition related expenses and non-cash charges(d)	4.1	4.3	4.8
Environmental remediation loss reserve(e)	0.9	5.6	-
Expenses related to public stock offerings(f)	4.1	-	-
Establish public company financial reporting compliance(g)	8.1	0.2	-
Stock-based compensation(h)	194.2	-	-
Loss on extinguishment of debt(i)	84.5	-	-
Foreign currency transaction losses (gains), net	9.3	(5.9)	1.1
Other adjustments(j)	10.9	7.9	(3.6)
Loss Before Income Taxes	$(112.7)	$(63.2)	$(366.7)

(1)
In the fourth quarter of fiscal 2017, the Company provided greater detail in presenting reconciling items from Loss Before Income Taxes.  The reconciling items for the years ended December 31, 2016 and 2015 have been restated to conform to the methodology used in the year ended December 31, 2017, and include the following.

(a)	Represents non-cash charges for impairment of goodwill and other intangible assets.

(b)	Represents management fees and expenses paid to our Sponsor, including a monitoring agreement termination fee of $16.2 million paid in 2017 concurrent with our initial public offering on May 12, 2017.

(c)	Restructuring and related business transformation costs consist of the following.

	Year Ended December 31,
(in millions)	2017	2016	2015
Restructuring charges	$5.3	$32.9	$4.7
Severance, sign-on, relocation and executive search costs	3.5	22.4	18.4
Facility reorganization, relocation and other costs	5.3	8.7	1.6
Information technology infrastructure transformation	5.2	2.3	-
Losses (gains) on asset and business disposals	0.8	0.1	(4.5)
Consultant and other advisor fees	1.7	9.7	10.1
Other, net	2.9	2.6	1.1
Total restructuring and related business transformation costs	$24.7	$78.7	$31.4

(d)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs and non-cash charges and credits arising from fair value purchase accounting adjustments.

(e)	Represents estimated environmental remediation costs and losses relating to a former production facility.

(f)	Represents expenses related to the Company’s initial stock offering and subsequent secondary offerings.

(g)
Represents third party expenses to comply with the requirements of Sarbanes-Oxley in 2018 and the accelerated adoption of the new revenue recognition standard (ASC 606 – Revenue from Contracts with Customers) in the first quarter of 2018, one year ahead of the required adoption date for a private company.  These expenses were previously included in ‘Expenses related to initial stock offering’ and prior periods have been restated to conform to the current period presentation.

(h)
Represents stock-based compensation expense recognized for stock options outstanding for the year ended December 31, 2017 of ($77.6 million) and DSUs granted to employees at the date of the initial public offering for the year ended December 31, 2017 of ($97.4 million) and employer taxes related to DSUs granted to employees at the date of the initial public offering ($19.2 million).  See Note 15 “Stock-Based Compensation.”

(i)
Represents losses on extinguishment of debt recognized on the redemption of the senior notes and pay down of a portion of the Original Dollar Term Loan Facility and proceeds from the initial public offering in May 2017 ($50.4 million) and in connection with the refinancing of the Original Dollar Term Loan Facility and Euro Term Loan Facility in August 2017 ($34.1 million).

(j)
Includes (i) non-cash impact of net LIFO reserve adjustments, (ii) effects of amortization of prior service costs and amortization of gains in pension and other postretirement benefits (OPEB) expense, (iii) certain legal and compliance costs and (iv) other miscellaneous adjustments.

The following tables provide summarized information about the Company’s reportable segments.

Identifiable Assets

	2017	2016	2015
Industrials	$2,029.4	$1,943.6	$2,078.9
Energy	1,681.5	1,501.0	1,572.8
Medical	511.1	486.3	469.6
Total	4,222.0	3,930.9	4,121.3
General corporate (unallocated)	399.2	385.1	340.7
Total identifiable assets	$4,621.2	$4,316.0	$4,462.0

Depreciation and Amortization Expense

	2017	2016	2015
Industrials	$94.5	$96.0	$89.1
Energy	56.7	55.5	53.8
Medical	22.6	21.2	20.1
Total depreciation and amortization expense	$173.8	$172.7	$163.0

Capital Expenditures

	2017	2016	2015
Industrials	$26.7	$44.7	$25.8
Energy	21.1	21.4	38.6
Medical	9.0	8.3	6.6
Total	$56.8	$74.4	$71.0

The following table presents revenues and property, plant and equipment by geographic region. Revenues have been attributed based on the products’ shipping destination. No country other than the United States comprises greater than 10% of consolidated revenue. Aggregating global revenues by product is currently not practical.

	Revenues			Property, Plant and Equipment, net
	2017	2016	2015	2017	2016	2015
United States	$1,048.5	$695.8	$865.7	$198.4	$197.9	$187.2
Other Americas	161.5	106.2	140.2	6.8	7.2	5.8
Total Americas	1,210.0	802.0	1,005.9	205.2	205.1	193.0
EMEA(1)	861.1	800.2	751.3	132.3	125.3	116.3
Asia Pacific	304.3	337.2	369.7	25.7	28.0	31.5
Total	$2,375.4	$1,939.4	$2,126.9	$363.2	$358.4	$340.8

(1)	Europe, Middle East and Africa (“EMEA”)

Note 21:	Related Party

Affiliates of KKR participated as (i) a lender in the Company’s Senior Secured Credit Facilities discussed in Note 10, “Debt,” (ii) an underwriter in the Company’s initial public offering, and (iii) a provider of services for the debt refinancing transaction.  KKR exited its position in the Original Dollar Term Loan Facility during 2015 and did not hold a position in the Original Dollar Term Loan Facility or the Original Euro Term Loan Facility until their extinguishment on August 17, 2017.  KKR held a position in the Euro Term Loan Facility of €49.9 million as of December 31, 2017.  KKR Capital Markets LLC, an affiliate of our Sponsor, acted as an underwriter in connection with the initial public offering of the Company’s stock and received underwriter discounts and commissions of approximately $8.9 million.  In August 2017, KKR Capital Markets LLC received $1.5 million for services rendered in connection with the debt refinancing transaction.

The Company entered into a monitoring agreement, dated July 30, 2013, with KKR pursuant to which KKR will provide management, consulting and financial advisory services to the Company and its divisions, subsidiaries, parent entities and controlled affiliates.  Under the terms of the monitoring agreement the Company was, among other things, obligated to pay KKR (or such affiliate(s) as KKR designates) an aggregate annual management fee in the initial annual amount of $3.5 million, payable in arrears at the end of each fiscal quarter, plus upon request all reasonable out of pocket expenses ($0.0 million, $0.7 million, and $0.7 million of expenses were incurred in the fiscal years ended December 31, 2017, 2016 and 2015) incurred in connection with the provision of services under the agreement.  The management fee increases at a rate of 5% per year effective on January 1, 2014.  The Company incurred management fees to KKR of $17.3 million, $4.1 million, and $3.9 million for the years ended December 31, 2017, 2016 and 2015. In connection with the Company’s initial public offering, the monitoring agreement was terminated in accordance with its terms and the Company paid a termination fee of $16.2 million during the year ended December 31, 2017 which is included in the “Selling and administrative expenses” line of the Consolidated Statements of Operations.

Note 22:	Earnings (Loss) Per Share

The computations of basic and diluted income (loss) per share are as follows.

	Years Ended December 31,
	2017	2016	2015
Net income (loss)	$18.5	$(31.3)	$(352.0)
Less: Net income (loss) attributable to noncontrolling interest	0.1	5.3	(0.8)
Net income (loss) attributable to Gardner Denver Holdings, Inc.	$18.4	$(36.6)	$(351.2)
Average shares outstanding:
Basic	182.2	149.2	149.6
Diluted	188.4	149.2	149.6
Earnings (loss) per share:
Basic	$0.10	$(0.25)	$(2.35)
Diluted	$0.10	$(0.25)	$(2.35)

The DSUs described in Note 15 “Stock-Based Compensation” are considered outstanding shares for the purpose of computing basic earnings (loss) per share because they will become issued solely upon the passage of time.

For the year ended December 31, 2017 there were 0.7 million anti-dilutive shares that were not included in the computation of diluted loss per share.

For the years ended December 31, 2016 and 2015 there were, 13.3 million and 17.0 million potentially dilutive stock-based awards that were not included in the computation of diluted loss per share because their inclusion would be anti-dilutive.

Note 23:	Subsequent Events

Subsequent to December 31, 2017, on February 8, 2018, the Company acquired 100% of the stock of Runtech Systems Oy (“Runtech”), a leading global manufacturer of turbo vacuum technology systems and optimization solutions for industrial applications. Runtech will be part of Gardner Denver’s Industrials Segment. The Company acquired all of the assets and assumed certain liabilities of Runtech for total cash consideration of approximately $93 million, net of cash acquired.  The acquisition was funded by cash on hand.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Gardner Denver Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gardner Denver Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, WI
February 16, 2018

We have served as the Company’s auditor since 2013.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any controls and procedures also is based on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. There have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Special IPO Bonuses

On February 15, 2018, we determined to award each of Vicente Reynal, our Chief Executive Officer, Philip T. Herndon, our Vice President and Chief Financial Officer, Andrew Schiesl, our Vice President, General Counsel, Chief Compliance Officer and Secretary and Neil D. Snyder, our Vice President, Strategy, Business Development and Planning, a one-time discretionary IPO bonus for his extraordinary efforts in 2017 in connection with our initial public offering. The IPO bonuses were awarded in the following amounts: Mr. Reynal - $225,000; Mr. Herndon - $125,000; Mr. Schiesl - $100,000; and Mr. Snyder - $75,000.

Executive Severance Agreements

On February 15, 2018, in connection with our annual review of our executive compensation, we approved an increase to the benefits to which each of Neil D. Snyder, our Senior Vice President, Strategy, Business Development and Planning and Enrique Miñarro Viseras, our Vice President and General Manager, Industrials Group EMEA is entitled in the event of certain qualifying terminations to align them with the severance benefits to which our other senior executive officers are entitled.

Under the terms approved by the Compensation Committee of our Board of Directors on February 15, 2018, if the Company terminates Mr. Snyder’s employment without Cause (as that term is defined below under “Part III, Item 11, Executive Compensation―Potential Payments to Named Executive Officers upon Termination of Employment or Change in Control―Severance Arrangements and Restrictive Covenants”) or if Mr. Snyder terminates his employment with us for Good Reason (as that term is defined below under “Part III, Item 11, Executive Compensation―Potential Payments to Named Executive Officers upon Termination of Employment or Change in Control―Severance Arrangements and Restrictive Covenants”), subject to Mr. Snyder’s continued compliance with the restrictive covenants in his management equity agreements and his execution of a customary waiver and release agreement, he will be entitled to receive:

•
Continued payment over a 12-month period (the “Severance Period”) of his annual base salary earned in respect of our fiscal year preceding the fiscal year in which the termination date occurs, payable in substantially equal monthly installments over the Severance Period; and

•
Continued group health coverage (on the same basis as actively employed employees of the Company), subject to his electing to receive benefits under COBRA, for 12 months following the date his employment terminates (or, if earlier, through the date that he becomes employed by another employer and eligible for health insurance coverage at such employer).

The Compensation Committee of our Board of Directors also approved on February 15, 2018 a mutual twelve-month advance notice period for a termination of employment not for cause or without good reason, during which Mr. Miñarro Viseras may be released from his work duties but will still be entitled to remuneration.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference. Gardner Denver Holdings, Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2017.

Code of Conduct

The Company has adopted a Code of Conduct that applies to all of the Company’s employees, including the Company’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller and other persons performing similar functions.  The Code of Conduct sets forth our policies and expectations on a number of topics, including conflicts of interest, corporate opportunities, confidentiality, compliance with laws (including insider trading laws), use of our assets and business conduct and fair dealing. This Code of Conduct also satisfies the requirements for a code of ethics, as defined by Item 406 of Regulation S-K promulgated by the SEC. The Company has posted a copy of the Code of Conduct on its website at www.gardnerdenver.com under the Investors and then the Corporate Governance link.  In the event that we amend or grant any waiver from a provision of the code of ethics that applies to the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller and that requires disclosure under applicable SEC or NYSE rules, we intend to disclose such amendment or waiver and the reasons therefor on our Internet site.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Report

The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based on its review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in the Company’s proxy statement on Schedule 14A for the 2018 Annual Meeting of Stockholders.

Submitted by the Compensation Committee of the Board of Directors:

Peter Stavros, Chair
Nickolas Vande Steeg
Joshua Weisenbeck

Compensation Discussion and Analysis

Introduction

This section describes our compensation philosophy and details the compensation programs that cover our named executive officers (“NEOs”).

Our NEOs for 2017 are:
•	Vicente Reynal, our Chief Executive Officer;
•	Philip T. Herndon, our Vice President and Chief Financial Officer; and
•	Our three other most highly compensated executive officers who served in such capacities as of December 31, 2017, namely:
•	Andrew Schiesl, our Vice President, General Counsel, Chief Compliance Officer and Secretary;
•	Neil D. Snyder, our Senior Vice President, Strategy, Business Development and Planning; and
•	Enrique Miñarro Viseras, Vice President and General Manager, Industrials Segment EMEA

Executive Compensation Objectives and Philosophy

Our executive compensation philosophy is designed to attract and retain individuals with the qualifications to meet the Company’s strategic objectives and create value for our shareholders. We believe that the best way to align our executives with our objectives and create shareholder value is to emphasize two key compensation principles: (1) significant equity participation and (2) pay-for-performance.

In February 2018, following an evaluation with the assistance of Pearl Meyer of equity-based incentives for our executive officers, the Compensation Committee adopted a new long-term equity incentive program (the “2018 LTI Program”). Under the 2018 LTI Program, our NEOs will receive annual equity awards, 50% of which will be in the form of time-vesting restricted stock and 50% of which will be in the form of time-vesting stock options.  The following charts illustrate our focus on equity participation by showing that 72% of our CEO’s expected 2018 target base salary, annual incentive, and long-term equity incentive compensation mix and 49% of our other NEOs’ expected 2018 mix is based on long-term equity incentives.See “Compensation Actions Taken in 2018―Long-Term Incentive Compensation”.

Our commitment to aligning the interests of our executives to the interests of our shareholders through equity participation is further evidenced by the fact that in 2017 we adopted what we believe is a market-leading stock ownership and retention policy for our executives and non-employee directors that combines robust stock ownership requirements with retention requirements. See “Stock Ownership and Retention Policy” below. All of our NEOs maintain a significant equity stake in the Company and currently exceed their respective ownership requirements through ownership of vested and exercisable stock options and/or direct investments in our common stock.

In addition to equity participation, we strongly believe in a pay-for-performance culture. This is evidenced by the fact that our annual cash incentive program is 100% based on the financial performance of the Company and its business units and that it accounts for 50% of the expected total cash compensation of our CEO, and on average 41% for our other NEOs, in each case when paid out at target. When paid out at the maximum payout (capped at 200% of target), this percentage increases to 67% and 58%, respectively. Also, our executives receive no payout for below threshold performance and we believe that our threshold at 95% of target is more challenging than typical market practice. See “―Executive Compensation Program Elements―Cash Bonus Opportunities―Annual Cash Bonus Opportunity”. Even more importantly, when our short-term cash incentive is combined with our long term equity incentive, it results in 84% of our CEO’s and 70% of our NEOs’ compensation being variable performance compensation.

In addition to equity compensation and our annual cash incentive opportunity, we provide NEOs a combination of the following other compensation components:
•	Base salary - Fixed pay that is market competitive and sufficient to engage high caliber talent;
•	Broad-based employee benefits – Fixed pay intended to attract and retain employees while providing them with retirement and health and welfare security; and
•
Severance and other benefits payable upon certain terminations of employment or a change in control - Encourages the continued attention and dedication of our NEOs and provides reasonable individual security to enable our NEOs to focus on our best interests, particularly when considering strategic alternatives.

In 2017 we did not make any equity grants to our NEOs believing that the equity grants made in prior years were sufficiently retentive and fostered the necessary level of alignment with shareholder interests. See “―Executive Compensation Program Elements―Long-Term Equity Incentive Awards”.

Strong Compensation Governance Practices and Policies

Within the context of the compensation philosophy and the Company’s business objectives, the Compensation Committee engages in an ongoing review of the Company’s executive compensation programs. In connection with this review, the Compensation Committee has adopted the following practices and policies reflecting what it believes to be a best practices approach to executive compensation.

Compensation Determination Process and Compensation Consultant Independence

Prior to our initial public offering, our Compensation Committee historically made all executive compensation decisions, including determinations as to the compensation of our NEOs. From the date of our initial public offering, the Compensation Committee has been responsible for determining the compensation of our Chief Executive Officer (“CEO”) and other executive officers and approving or recommending such compensation to the board of directors. Because of his daily involvement with the executive team, our CEO makes recommendations to the Compensation Committee regarding compensation for the executive officers other than himself. No member of management participates in discussions with the Compensation Committee regarding his or her own compensation.

In connection with our initial public offering, we engaged Pearl Meyer & Partners, LLC (“Pearl Meyer”), a compensation consulting firm, to assist us in evaluating the elements and levels of our executive compensation, including base salaries, annual cash incentive awards and equity-based incentives for our executive officers. In February 2018, the Compensation Committee determined that Pearl Meyer is independent from management and that Pearl Meyer’s work has not raised any conflicts of interest.

The Compensation Committee did not benchmark 2017 compensation against a peer group. However, over the course of the second half of 2017 and early 2018, Pearl Meyer developed a compensation peer group, conducted a competitive market assessment and developed recommendations for the 2018 LTI Program. See “Compensation Actions Taken in 2018―Long-Term Incentive Compensation.”

Executive Compensation Program Elements

Base Salaries

Base salary is the only fixed component of the Company’s NEOs’ cash compensation. An NEO’s base salary is related to the individual’s level of responsibility and provides them with a level of cash income predictability and stability with respect to a portion of their total compensation. The Compensation Committee believes that base salaries for executives should reflect competitive levels of pay and factors unique to each executive such as experience and breadth of responsibilities, performance, individual skill set, time in the role and internal pay parity. Base salaries are reviewed annually or at other times when appropriate and may be increased from time to time pursuant to such review. In connection with our annual review, we determined to increase the base salaries of each of our NEOs by not more than 3% based on their performance in 2016, effective April 2017. Mr. Miñarro Viseras is based in Germany and compensated in Euros; accordingly, his salary increase was based on his salary in Euros. The following table reflects the base salaries of our NEOs as of December 31, 2017.

	Base Salary as of December 31, 2016	Base Salary as of December 31, 2017
Vicente Reynal, Chief Executive Officer	$750,000	$766,500
Philip T. Herndon, Vice President and Chief Financial Officer	$400,000	$409,000
Andrew Schiesl, Vice President, General Counsel, Chief Compliance Officer and Secretary	$450,000	$460,000
Neil D. Snyder, Senior Vice President, Strategy, Business Development and Planning	$345,000	$353,000
Enrique Miñarro Viseras, Vice President and General Manager, Industrials Segment EMEA(1)	$304,288	$337,814

(1)
Mr. Miñarro Viseras is based in Europe and is compensated in Euros. We converted his 2016 base salary (which was 275,000 Euros) to U.S. dollars at an exchange rate of 1.1065, which was the average monthly translation rate for 2016. We converted his 2017 base salary (which was 281,500 Euros) to U.S. dollars at an exchange rate of 1.20048, which was the end of month translation rate, December 2017.

Cash Bonus Opportunities

Annual Cash Bonus Opportunity

In order to tie a portion of their cash compensation to actual performance, each NEO is eligible for an annual cash bonus award under our management incentive plan (“MIP”) based on the achievement of our financial goals for the Company and their respective business units.

A target annual bonus, expressed as a percentage of an NEO’s base salary in effect at year-end, is established within certain NEOs’ offer letters and employment agreements and may be adjusted from time to time by the Compensation Committee in connection with an NEO’s promotion or performance. The target annual bonus for 2017 for Messrs. Reynal and Herndon was 100% of their respective base salaries, for Mr. Schiesl was 75% of his base salary, for Mr. Snyder was 50% of his base salary and for Mr. Miñarro Viseras was 45% of his base salary.

We generally believe that tying our corporate level NEOs’ bonuses to company-wide performance goals encourages those NEOs to focus on company-wide priorities, and that tying the bonuses of our NEOs at the business segment and business unit level to business segment goals and business unit goals, respectively, rewards these NEOs for achievements with respect to their business segments and units. In 2017, the Compensation Committee decided to base MIP awards for Messrs. Reynal, Herndon and Snyder in part on the performance of our Industrials segment because each serves in roles at both the corporate level and the Industrials segment level and the Compensation Committee wanted them to continue to focus on the objectives of the Industrials segment since it typically accounts for a significant portion of our total revenue. A detailed description of the 2017 MIP metrics and the calculation of the actual amounts paid to each of our NEOs are provided below.

We chose to use Adjusted EBITDA, as that term is defined elsewhere in this Annual Report on Form 10-K because we believe that it provides a reliable indicator of our strategic growth and the strength of our overall financial results.

Actual amounts paid to Messrs. Reynal, Herndon and Snyder under the 2017 MIP were calculated by multiplying their target annual bonus for 2017 by the sum of (1) 75% multiplied by the weighted average of the payout percentages associated with our achievement against the Adjusted EBITDA targets for the MIP Business Units (as defined below) and (2) 25% multiplied by the payout percentage associated with our achievement against the Industrials Segment Adjusted EBITDA target. The “MIP Business Units” include Energy P&IP, Energy Nash/Garo, Energy Emco, Industrials Americas, Industrials EMEA, Industrials APAC, and Medical. The weighting for each MIP Business Unit is determined by dividing fiscal 2017 Adjusted EBITDA budget for each business unit by the sum of fiscal 2017 Adjusted EBITDA budgets for all the MIP Business Units. To calculate the composite payout percentage for all MIP Business Units, each MIP Business Unit’s corresponding weighting is multiplied by the payout percentage associated with actual 2017 Adjusted EBITDA achievement against that business unit’s respective Adjusted EBITDA budget and the resulting amounts are summed.

We believe Adjusted EBITDA targets set for the MIP Business Units in 2017 provided reasonably achievable, but challenging goals for our NEOs and the other MIP participants at the corporate level. In addition, we believe the Industrials Segment Adjusted EBITDA target set in 2017 provided reasonably achievable, but challenging goals for our NEOs and other MIP participants in the Industrials segment.

Actual amounts paid to Mr. Schiesl under the 2017 MIP were calculated by multiplying his target annual bonus for 2017 by the weighted average of the payout percentages associated with our achievement against the Adjusted EBITDA targets for the MIP Business Units.

For our NEO at the business unit level, Mr. Miñarro Viseras, the MIP award is tied to the financial results of his business segment and his business unit measured by Adjusted EBITDA. The actual amount paid to Mr. Miñarro Viseras under the 2017 MIP was calculated by multiplying his target annual bonus for 2017 by the sum of (1) 50% multiplied by the payout percentage associated with our achievement against the Industrials Segment Adjusted EBITDA target and (2) 50% multiplied by the payout percentage associated with our achievement against the Industrials EMEA Adjusted EBITDA target. We believe the Industrials EMEA Adjusted EBITDA target set in 2017 provided a reasonably achievable, but challenging goal for Mr. Miñarro Viseras and other MIP participants at our Industrials EMEA business unit.

The Adjusted EBITDA payout percentage for each of our segments and business units was determined by calculating actual achievement against the Adjusted EBITDA performance targets based on the pre-established scale set forth in the table below.

Achievement of Performance Target	Payout Percentage
Less than 95%	0%
95%	75%
100%	100%
110%	200%

No cash incentive award would have been paid to our NEOs whose awards were based partially or entirely on the performance of our MIP Business Units unless actual performance for fiscal 2017 for at least one of the MIP Business Units was at or above 95% of the applicable Adjusted EBITDA target (or, in the case of Mr. Miñarro Viseras, if the performance of our Industrials segment for 2017 was at or above the Adjusted EBITDA target for our Industrials segment). Adjusted EBITDA results are adjusted to the extent that actual foreign exchange rates by country differ by more than 5% of budgeted foreign exchange rates. For performance percentages between the levels set forth above, the resulting payout percentage is adjusted on a linear basis. In addition to setting Adjusted EBITDA targets for our business units, we set an annual corporate expense budget each year and any difference between actual and budgeted corporate expense is allocated to the Adjusted EBITDA at our business units at the discretion of the Compensation Committee. While there are no individual goals for purposes of MIP award payments, the Compensation Committee, on the recommendation of Mr. Reynal, may adjust an incentive payment upward or downward for performance-related reasons. In addition, the Compensation Committee has discretion to adjust MIP award payments for unanticipated events. For 2017, the Compensation Committee did not make any discretionary adjustments to the calculated MIP award payments.

The following table sets forth our actual payout percentage achieved with respect to each performance metric applicable to our NEOs and illustrates the calculation of the annual cash incentive awards payable to our NEOs under the 2017 MIP in light of these performance results.

				Adjusted EBITDA Payout Percentage
Name	2017 Base Salary	Target Bonus %	Target Bonus Amount	Industrials	Industrials EMEA	Weighted Average of Business Units (1)	Weighted Payout Percentage	Actual Bonus Paid
Vicente Reynal (2)	$766,500	100%	$766,500	150%	N/A	142%	144%	$1,103,760
Philip T. Herndon (2)	$409,000	100%	$409,000	150%	N/A	142%	144%	$588,960
Andrew Schiesl	$460,000	75%	$345,000	N/A	N/A	142%	142%	$489,900
Neil Snyder	$353,000	50%	$176,500	150%		142%	144%	$254,160
Enrique Miñarro Viseras (3)	$337,814	45%	$152,016	150%	120%	N/A	135%	$205,222

(1) Represents the weighted average of the payout percentages associated with our achievement against the Adjusted EBITDA targets for the MIP Business Units.

(2) Messrs. Reynal’s, Herndon’s and Snyder’s 2017 MIP opportunities were based 75% on the weighted average of the payout percentages associated with our achievement against the Adjusted EBITDA targets for the MIP Business Units and 25% on the payout percentage associated with our achievement against the Adjusted EBITDA target for the Industrials segment.

(3) Mr. Miñarro Viseras’s 2017 MIP opportunity was based 50% on the payout percentage associated with our achievement against the Adjusted EBITDA target for the Industrials segment and 50% on the payout percentage associated with our achievement against the Adjusted EBITDA target for the Industrials EMEA business unit.

IPO Bonuses

For their extraordinary efforts in 2017 in connection with our initial public offering, the Compensation Committee in February 2018 determined to award each of Messrs. Reynal, Herndon, Schiesl and Snyder a one-time discretionary IPO bonus.  The IPO bonuses were awarded in the following amounts: Mr. Reynal - $225,000; Mr. Herndon - $125,000; Mr. Schiesl - $100,000; and Mr. Snyder - $75,000.

Sign-on Bonuses

From time to time, we may award sign-on bonuses in connection with the commencement of an NEO’s employment with us. Sign-on bonuses are used only when necessary to attract highly skilled officers to the Company. Generally, they are used to provide an incentive to candidates to leave their current employers or may be used to offset the loss of unvested compensation that they may forfeit as a result of leaving their current employers. Sign-on bonuses are typically subject to a clawback obligation if the officer voluntarily terminates his or her employment with us prior to the first anniversary of the employment commencement date. We did not award any sign-on bonuses to our NEOs in 2017.

Long-Term Equity Incentive Awards

Prior to our initial public offering, we granted long-term equity-based awards to our executives that were designed to align executives’ and shareholders’ interests, promote performance through a broad ownership mindset, incentivize our executives to remain in our service and align the interests of our executives with those of our ultimate equity holders. The awards we granted to our NEOs under our long-term incentive program (our “Long-Term Incentive Program”) were in the form of stock options, with 50% of each award vesting based on time-based vesting conditions (“Time Options”) and 50% of each award vesting based on performance-based vesting conditions (“Performance Options”). The stock options generally vest, if at all, ratably over a three- to five-year period, subject to continued employment through the applicable vesting date and, in the case of the Performance Options, achievement of the applicable performance criteria. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2017―Terms of Equity Awards―Long-Term Incentive Plan Grants.” The Compensation Committee determined that granting our NEOs stock options would meet our goals of fostering a culture of performance and commitment to our Company. Stock options serve as components of performance-based compensation because they only provide value to our NEOs if the value of our stock appreciates. All equity-based awards under our Long-Term Incentive Program were granted under the 2013 Stock Incentive Plan.

In addition to granting them long-term equity-based awards, we have given our executive officers the opportunity to, and in some cases, in connection with the commencement of their employment with us, have required them to, make meaningful investments in our common stock, subject to satisfaction of applicable securities law requirements. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2017―Summary of NEO Offer Letters and Employment Agreements.”

In connection with our initial public offering, we adopted a new incentive plan, the Gardner Denver Holdings, Inc. 2017 Stock Incentive Plan, pursuant to which we will grant our future long-term equity incentive awards. See “Compensation Actions Taken in 2018―Long-Term Incentive Compensation” below.

Benefits and Perquisites

While our compensation philosophy is to focus on performance-based forms of compensation while providing only minimal executive benefits and perquisites, we provide to all of our employees, including our NEOs, broad-based employee benefits that are intended to attract and retain employees while providing them with retirement and health and welfare security. These include:
•	a 401(k) savings plan;
•	medical, dental, vision, life and disability insurance coverage; and
•	dependent care and healthcare flexible spending accounts.

401(k) Plan

Our U.S. eligible employees, including our NEOs, participate in the Gardner Denver, Inc. Retirement Savings Plan (the “401(k) plan”), which is a tax-qualified retirement savings plan. For employees hired after January 1, 2014, enrollment in the 401(k) plan is automatic for employees who meet eligibility requirements unless they decline participation. Under the 401(k) plan, we match 100% of the first 6% of a participant’s salary contributions to the 401(k) plan. Participants are 100% vested in employee and matching contributions. The maximum contribution to the 401(k) plan is 100% of an employee's annual eligible compensation, subject to regulatory and plan limitations.

Supplemental Excess Defined Contribution Plan

In addition to the 401(k) plan, U.S. employees with a salary grade of 20 or higher (generally senior managers and above), including the NEOs other than Mr. Miñarro Viseras, are eligible to participate in the Gardner Denver, Inc. Supplemental Excess Defined Contribution Plan (the “Excess Contribution Plan”), which is funded through a Rabbi Trust. This plan provides participants with a similar level of benefits afforded to all other eligible employees who are not subject to the limitations imposed by the IRS on our tax-qualified 401(k) plan.

Eligible employees may contribute to the Excess Contribution Plan when they exceed the annual IRS pre-tax contribution limits and the annual catch-up contribution limit for participants age 50 or over. Under the Excess Contribution Plan, we match 100% of the first 6% of a participant’s salary contributions to the Excess Contribution Plan. Company matching contributions under the Excess Contribution Plan are contributed in the form of cash rather than our common stock. All employee and Company matching contributions are fully vested immediately.

Limited Perquisites

Executive perquisites are not part of our general compensation philosophy, however we provide limited perquisites and personal benefits that are not generally available to all employees when necessary to attract top talent. These are typically set forth in the offer letters or employment agreements we enter into with our executive officers. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2017―Summary of NEO Offer Letters and Employment Agreements.” For example, in 2017, per his employment agreement, Mr. Miñarro Viseras was entitled to international school assistance and use of a company car. Mr. Snyder was also provided with a housing allowance. In addition, from time to time, we provide tax gross-ups on perquisites we provide in order to allow our NEOs to enjoy the full benefit of the perquisite we are providing.

Severance and Change in Control Agreements

The Company believes that reasonable and appropriate severance and change in control benefits are necessary in order to be competitive in the Company’s executive attraction and retention efforts. As discussed above, the offer letters we enter into with our NEOs provide for certain payments, rights and benefits to the NEOs upon an involuntary termination of employment without Cause (as defined in “Potential Payments to Named Executive Officers Upon Termination of Employment or Change in Control-Severance Arrangements and Restrictive Covenants” below) from the Company or a termination by the NEO for Good Reason (as defined in “Potential Payments to Named Executive Officers Upon Termination of Employment or Change in Control-Severance Arrangements and Restrictive Covenants” below). In addition, our equity award agreements provide for accelerated vesting upon a change in control in certain circumstances, as more fully described above under “―Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2017―Terms of Equity Awards.”

Employment Agreements

We do not typically enter into employment agreements with our NEOs; however, we entered into an employment agreement and offer letter with Mr. Miñarro Viseras and offer letters setting forth initial compensation and benefits, as well as severance terms, with each of our other NEOs. Full descriptions of the material terms of the employment agreement and offer letter we entered into with Mr. Miñarro Viseras and the offer letters we entered into with Messrs. Reynal, Herndon, Schiesl and Snyder are presented below in “―Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2017.”

Risk Management

The Compensation Committee conducts a thorough review of all incentive programs and confirms that our executives are not incented to focus on short-term stock performance or take excessive risk in managing the business. In particular, long-term incentive awards, as a significant portion of total direct compensation and robust stock holding requirements, are structured to align management with the long-term health of the business.

Stock Ownership and Retention Policy

To align the interests of our management and directors with those of our stockholders, the Board of Directors concluded that certain of our executive officers (the “Covered Executives”) and directors should have a significant financial stake in the Company’s stock. To further that goal, we implemented stock ownership guidelines in 2017 (the “Guidelines”). The Covered Executives will be required to hold a specific level of equity ownership as outlined below:

Executives: The Guidelines will apply to the Covered Executives in the following Tiers:

Tier One:	Chief Executive Officer
Tier Two:	Chief Financial Officer and General Counsel
Tier Three:	P&L and Corporate Leaders

Covered Executives’ Stock Ownership Multiples: The stock ownership levels under the Guidelines, expressed as a multiple of the Covered Executive’s base annual salary rate as of January 1st of the year, are as follows:

Tier One:	10 times base salary
Tier Two:	5 times base salary
Tier Three:	3 times base salary

Retention Requirement: There is no required time period within which a Covered Executive must attain the applicable stock ownership level under the Guidelines. However, until the applicable ownership level is achieved, Covered Executives must retain 75% of net shares granted to them. Once the ownership guideline is met, Covered Executives must retain 30% of net shares granted to them; however, this requirement drops to 20% for a Covered Executive upon the earlier of a (1) such Covered Executive reaching the age of 55 and (2) such covered executive achieving 10 years of service with the Company and terminates upon the earlier of (1) such Covered Executive reaching the age of 60 and (2) such covered executive achieving 15 years of service with the Company.

The shares counted toward these ownership requirements includes shares owned outright and vested stock options. The retention requirement applies to all prior and future grants.

These ownership requirements are set at levels that the Company believes are robust given the Covered Executives’ respective salaries and responsibilities.

Directors: Our directors are required to hold 75% of net shares granted to them under our benefit plans until they own equity equal to five times their annual cash retainers. Once the ownership guideline is met, directors must retain 30% of the net shares granted to them under our benefit plans until their retirement.

As of January 1, 2018, all of our NEOs and then serving directors were in compliance with the applicable stock ownership levels under the Guidelines.

Hedging and Pledging Policies

The Company’s Securities Trading Policy requires executive officers and directors to consult the Company’s General Counsel prior to engaging in transactions involving the Company’s securities. The Company’s Securities Trading Policy prohibits directors and executive officers from hedging or monetization transactions including, but not limited to, through the use of financial instruments such as exchange funds, variable forward contracts, equity swaps, puts, calls, and other derivative instruments, or through the establishment of a short position in the Company’s securities. The Company’s Securities Trading Policy limits the pledging of Company securities to those situations approved by the Company’s General Counsel.

Section 162(m) of the Internal Revenue Code

We expect to be able to claim the benefit of a special exemption rule that applies to compensation paid (or compensation in respect of equity awards such as stock options granted) during a specified transition period following our initial public offering. This transition period was previously anticipated to potentially extend until our first annual stockholders meeting that occurs in 2021 pursuant to regulations under the Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). However, the recently enacted Tax Cut and Jobs Act amended Section 162(m) of the Code in several respects, including the elimination the “performance-based compensation” exception under Section 162(m) of the Code for tax years beginning after December 31, 2017. Pending further guidance under Section 162(m) of the Code, it is unclear whether the post-IPO transition period exception under Section 162(m) will continue to apply to us for compensation paid or awards granted in 2018 or beyond. Once applicable guidance is released, we expect the Compensation Committee to consider the implications of Section 162(m) and such guidance in its future compensation decisions.

Compensation Actions Taken in 2018

Long-Term Incentive Compensation

In February 2018, following an evaluation with the assistance of Pearl Meyer of the equity-based incentives for our executive officers, the Compensation Committee adopted the 2018 LTI Program. Under the 2018 LTI Program, our NEOs will receive annual equity awards, 50% of which will be in the form of time-vesting restricted stock and 50% of which will be in the form of time-vesting stock options. The time-vesting restricted stock awards and the time-vesting options awards under the 2018 LTI Program will vest in equal annual installments on each of the first four anniversaries of the grant date, except that the awards granted in 2018 will vest in equal annual installments on each of the second, third, fourth and fifth anniversaries of the grant date. The Compensation Committee determined that, in 2018, awards under the 2018 LTI Program will be made to our NEOs in the following amounts: Mr. Reynal ― $4,000,000; Mr. Herndon ― $1,000,000; Mr. Schiesl ― $675,000; Mr. Snyder ― $400,000; Mr. Miñarro Viseras ― $500,000. These grant amounts will be translated into a number of stock options and shares of restricted stock by taking such dollar amount and dividing it by the per share or per option “fair value” that will be used for reporting the compensation expense associated with the grant under applicable accounting guidance, which “fair value” will be based in part on the per share closing price of our common stock on the NYSE on the date of grant.

Executive Severance Benefits – Mr. Snyder and Mr. Miñarro Viseras

In February 2018, in connection with our annual review of our executive compensation, we approved an increase to the benefits to which Messrs. Snyder and Miñarro Viseras are entitled in the event of certain qualifying terminations to align them with the severance benefits to which our other senior executive officers are entitled.

Under the terms approved by the Compensation Committee in February 2018, if the Company terminates Mr. Snyder’s employment without Cause (as that term is defined below under “Potential Payments to Named Executive Officers upon Termination of Employment or Change in Control―Severance Arrangements and Restrictive Covenants”) or if Mr. Snyder terminates his employment with us for Good Reason (as that term is defined below under “Potential Payments to Named Executive Officers upon Termination of Employment or Change in Control―Severance Arrangements and Restrictive Covenants”), subject to Mr. Snyder’s continued compliance with the restrictive covenants in his management equity agreements and his execution of a customary waiver and release agreement, he will be entitled to receive:
•
Continued payment over a 12-month period (the “Severance Period”) of his annual base salary earned in respect of our fiscal year preceding the fiscal year in which the termination date occurs, payable in substantially equal monthly installments over the Severance Period; and

•
Continued group health coverage (on the same basis as actively employed employees of the Company), subject to his electing to receive benefits under COBRA, for 12 months following the date his employment terminates (or, if earlier, through the date that he becomes employed by another employer and eligible for health insurance coverage at such employer).

The Compensation Committee also approved in February 2018 a mutual twelve-month advance notice period for a termination of Mr. Miñarro Viseras's employment not for cause or without good reason, during which Mr. Miñarro Viseras may be released from his work duties but will still be entitled to remuneration.

Summary Compensation Table

The following table provides summary information concerning compensation of our NEOs for services rendered to us during the years indicated.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Vicente Reynal, Chief Executive Officer	2017	765,754	225,000	―	1,103,760	285,581	2,380,095
	2016	750,000	―	4,568,331	877,500	233,614	6,429,445
Philip T. Herndon, Vice President and Chief Financial Officer	2017	406,750	125,000	―	588,960	11,258	1,131,968
	2016	347,917	―	3,257,821	446,262	7,897	4,059,972
Andrew Schiesl, Vice President, General Counsel, Chief Compliance Officer and Secretary	2017	457,500	100,000	―	489,900	75,872	1,123,272
	2016	450,000	―	610,717	367,875	49,565	1,478,082
Neil Snyder, Senior Vice President, Strategy, Business Development and Planning	2017	351,000	75,000	―	254,160	123,941	804,101
Enrique Miñarro Viseras, Vice President and General Manager, Industrials Segment EMEA(6)	2017	316,000	―	―	205,222	229,222	750,444
	2016	195,943	532,517	691,114	113,015	155,548	1,684,817

(1)	Reflects the salary amounts earned by our NEOs in the years indicated.
(2)	Reflects special, one-time IPO bonus amounts.
(3)	Amounts shown reflect amounts earned under our 2017 MIP.
(4)	Amounts reported under All Other Compensation reflect the following:
(a)
as to Mr. Reynal, reimbursement for tax preparation expenses, Company-paid life insurance premiums ($1,827), Company 401(k) match ($6,367) and Company Excess Contribution Plan match ($161,300). Mr. Reynal also received a tax equalization payment with respect to his cash compensation earned during his service in Europe in 2016 ($83,871).

(b)	as to Mr. Herndon, company-paid life insurance premiums ($792) and Company 401(k) match ($10,467).
(c)	as to Mr. Schiesl, company-paid life insurance premiums ($792), Company 401(k) match ($15,429, plus a contribution of $2,571 to a Roth IRA) and Company Excess Contribution Plan match ($57,081).
(d)	as to Mr. Snyder, company-paid life insurance premiums ($792), Company 401(k) match ($16,200), a housing allowance ($53,903) and a tax gross-up relating to his housing allowance ($53,047).
(e)
as to Mr. Miñarro Viseras, actual Company expenditures for use, including business use, of a Company car, including expenditures for the car lease and gas ($25,748), a housing allowance ($43,202), reimbursement of school fees for Mr. Miñarro Viseras’s children ($63,675), a tax gross-up relating to his housing allowance ($39,044) and a tax gross-up relating to our reimbursement of school fees ($57,553).

(5)
Mr. Miñarro Viseras is based in Europe and compensated in Euros. We converted his 2017 cash compensation, his amounts earned under our 2017 MIP, and amounts shown in the “All Other Compensation” column for him to U.S. dollars at an exchange rate of 1.20048, which was the end of month translation rate, December 2017.

Grants of Plan-Based Awards in 2017

	Estimated Possible Payouts under Non-Equity Incentive Plan Awards (1)
Name	Threshold ($)	Target ($)	Maximum ($)
Vicente Reynal	8,083	766,500	1,533,000
Philip T. Herndon	4,313	409,000	818,000
Andrew Schiesl	10,914	345,000	690,000
Neil Snyder	3,722	176,500	353,000
Enrique Miñarro Viseras	57,006	152,016	304,032

(1) Reflects the possible payouts of cash incentive compensation under the 2017 MIP. The actual amounts earned are described in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.” Mr. Miñarro Viseras is based in Europe and compensated in Euros. His Estimated Possible Non-Equity Incentive Plan Payout amounts were converted to U.S. dollars at an exchange rate of 1.20048, which was the end of month translation rate, December 2017.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2017

Summary of NEO Offer Letters and Employment Agreements

In general, the Company does not enter into employment agreements with employees, including our executive officers, however we do enter into offer letters with many of our executive officers. In addition, we did enter into an employment agreement with Mr. Miñarro Viseras as well as an offer letter. Descriptions of the offer letters we entered into with Messrs. Reynal, Herndon, Schiesl and Snyder and the employment agreement and offer letter we entered into with Mr. Miñarro Viseras are provided below. All current NEOs serve at the will of our board of directors.

Offer Letter with Mr. Reynal

The Company entered into an offer letter with Mr. Reynal, dated April 17, 2015, which was modified by a letter, dated November 19, 2015, we entered into with Mr. Reynal in connection with his promotion to Chief Executive Officer of the Company (the offer letter, dated April 17, 2015, as so modified, the “Reynal Offer Letter”). The Reynal Offer Letter provides that, as of January 1, 2016, Mr. Reynal is entitled to receive a base salary of $750,000, which base salary was increased to $766,500 in April, 2017, and that Mr. Reynal is entitled to participate in our annual MIP with a target award opportunity of 100% of his annual base salary. The Reynal Offer Letter further provides that, in 2016, Mr. Reynal’s MIP award would be based on the achievement of performance goals comparable to those that typically would be assigned to the Chief Executive Officer of the Industrials segment; however, following Mr. Reynal’s transition to devoting more of his business time and attention to the performance of duties as the Chief Executive Officer of the Company, his annual MIP award would transition to being based on the achievement of Company performance goals.

Mr. Reynal was eligible to receive two option grants under our Long-Term Incentive Program: one grant of 876,975 options upon commencement of his employment as the Chief Executive Officer of our Industrials segment, which he received in May 2015; and one grant of 585,403 options in connection with his promotion to Chief Executive Officer of the Company, which he received in May 2016. In addition, pursuant to the terms of the Reynal Offer Letter, Mr. Reynal was expected to invest a minimum of $2,000,000, and was given the opportunity to invest significantly more, into our common stock, subject to satisfaction of applicable securities law requirements.

During the time Mr. Reynal was based in Munich, Germany (the “Expat Period”), the Reynal Offer Letter provides that he was entitled to certain expatriate benefits, including an annual cost of living adjustment of $26,000, a monthly housing allowance of $5,533, payment or reimbursement of tuition to an international school for his dependent children, payment or reimbursement of school-sponsored transportation for his dependent children, reimbursement of expenses related to tax preparation performed by a tax preparation firm, use of a company car, reimbursement for expenses in connection with storage of household goods in the United States and reimbursement for business class travel to the United States or a comparable location for Mr. Reynal and his immediate family once per year. Mr. Reynal was also entitled to tax equalization on his cash compensation and expatriate benefits during the Expat Period; provided that the annual cost to the Company of such tax equalization shall not exceed $275,000.

Mr. Reynal is also eligible to participate in the Company’s 401(k), Excess Contribution, medical, dental, life insurance and disability plans, along with a comprehensive wellness program.

The Reynal Offer Letter also contains severance arrangements, which are discussed below under “Potential Payments to Named Executive Officers upon Termination of Employment or Change in Control.”

Offer Letter with Mr. Herndon

The Company entered into an offer letter with Mr. Herndon, dated November 18, 2015, which was modified by an offer letter, dated September 2, 2016, we entered into with Mr. Herndon in connection with his promotion to Chief Financial Officer of the Company (the offer letter, dated November 18, 2015, as so modified, the “Herndon Offer Letter”). The Herndon Offer Letter provides that Mr. Herndon is entitled to receive a base salary of $400,000, which base salary was increased to $409,000 in April, 2017, and is eligible to participate in the annual MIP with a target award opportunity of 100% of his base salary.

Mr. Herndon was eligible to receive a grant of 468,323 options under our Long-Term Incentive Program, which he received in May 2016. In addition, pursuant to the terms of the Herndon Offer Letter, Mr. Herndon was expected to invest a minimum of $1,000,000, and was given the opportunity to invest significantly more, into our common stock, subject to satisfaction of applicable securities law requirements, no later than two months following the date his employment with us commenced.

Mr. Herndon is also eligible to participate in the Company’s 401(k), Excess Contribution, medical, dental, life insurance and disability plans, along with a comprehensive wellness program.

The Herndon Offer Letter also contains severance arrangements, which are discussed below under “Potential Payments to Named Executive Officers upon Termination of Employment or Change in Control.”

Offer Letter with Mr. Schiesl

The Company entered into an offer letter with Mr. Schiesl, dated November 25, 2013 (the “Schiesl Offer Letter”). The Schiesl Offer Letter provides that Mr. Schiesl is entitled to receive a base salary of $450,000, which base salary was increased to $460,000 in April, 2017, and is eligible to participate in the annual MIP with a target award opportunity of 75% of his base salary.

Mr. Schiesl was eligible to receive (i) a grant of 394,474 options under our Long-Term Incentive Program, which he received in March 2014, and (ii) a grant of 36,739 options (the “Investment Options”) which he received in lieu of a sign-on bonus in March 2014 and which vested on June 16, 2014.

Mr. Schiesl is also eligible to participate in the Company’s 401(k), Excess Contribution, medical, dental, life insurance and disability plans, along with a comprehensive wellness program.

The Schiesl Offer Letter also contains severance arrangements, which are discussed below under “Potential Payments to Named Executive Officers upon Termination of Employment or Change in Control.”

Offer Letter with Mr. Snyder

The Company entered into an offer letter with Mr. Snyder, dated December 18, 2015(the “Snyder Offer Letter”). The Snyder Offer Letter provides that Mr. Snyder is entitled to receive a base salary of $300,000, which base salary was increased to $353,000 in April, 2017, and is eligible to participate in the annual MIP with a target award opportunity of 45% of his base salary, which target award opportunity was increased to 50% in November 2016.

Mr. Snyder was eligible to receive a grant of 263,430 options under our Long-Term Incentive Program, which he received in December 2016. In addition, pursuant to the terms of the Snyder Offer Letter, Mr. Snyder was expected to invest a minimum of $90,000, and was given the opportunity to invest significantly more, into our common stock, subject to satisfaction of applicable securities law requirements, no later than two months following the date his employment with us commenced.

Under the Snyder Offer Letter, Mr. Snyder received a lump sum cash signing bonus of $300,000 in February 2016.  Such bonus was subject to a repayment obligation upon certain terminations of Mr. Snyder’s employment.

Under the Snyder Offer Letter, Mr. Snyder is entitled to reimbursement for his reasonable commuting expenses (consistent with our travel policies) related to travel to and from his home, as well as a tax gross-up relating to such reimbursement.

Mr. Snyder is also eligible to participate in the Company’s 401(k), Excess Contribution, medical, dental, life insurance and disability plans, along with a comprehensive wellness program.

The Snyder Offer Letter also contains severance arrangements, which are discussed below under “Potential Payments to Named Executive Officers upon Termination of Employment or Change in Control.”

Employment Agreement and Offer Letter with Mr. Miñarro Viseras

The Company entered into an employment agreement with Mr. Miñarro Viseras, dated April 29, 2016 and commencing on May 10, 2016 (the “Miñarro Viseras Employment Agreement”). The Miñarro Viseras Employment Agreement provides that Mr. Miñarro Viseras is entitled to receive a base salary of $330,013, which base salary was increased to $337,814 in April, 2017 (in each case, converted from Euros to U.S. dollars at an exchange rate of 1.20048, which was the end of monthy translation rate, December 2017), is eligible to participate in the annual MIP with an award opportunity of up to 45% of his base salary and is eligible to participate in our Management Equity Program.

Under the Miñarro Viseras Employment Agreement, Mr. Miñarro Viseras received a lump sum cash signing bonus of $470,263 (which amount was paid to Mr. Miñarro Viseras in Euros and has been converted to U.S. dollars at an exchange rate of 1.1065, which is the average monthly translation rate for 2016) in August 2016. Such bonus was subject to a repayment obligation upon certain terminations of Mr. Miñarro Viseras’s employment.

Under the Miñarro Viseras Employment Agreement, Mr. Miñarro Viseras is eligible for relocation benefits, use of a company car, and international school assistance for his children in the amount of $54,002 (converted from Euros to U.S. dollars at an exchange rate of 1.20048, which was the end of month translation rate, December 2017) for the first year of his employment and for $42,039 (converted from Euros to U.S. dollars at an exchange rate of 1.20048, which was the end of month translation rate, December 2017) for each year thereafter. Such relocation benefits are subject to a repayment obligation if Mr. Miñarro Viseras is terminated within 24 months by the Company for cause or by Mr. Miñarro Viseras without good reason.

Under the Miñarro Viseras Employment Agreement, Mr. Miñarro Viseras is also covered under the standard group accident insurance of the Company.

The Miñarro Viseras Employment Agreement provides for a mutual three-month advance notice period for a termination of employment not for cause or without good reason, during which Mr. Miñarro Viseras may be released from his work duties but will still be entitled to remuneration.

Under the terms of the Miñarro Viseras Employment Agreement, Mr. Miñarro Viseras is subject to certain restrictive covenants, including a perpetual confidentiality covenant, violation of which will constitute “cause” under such agreement, and a noncompetition covenant for the duration of the employment relationship. Mr. Miñarro Viseras may be required to pay certain contractual penalties for each breach of either restrictive covenant.

We also entered into an offer letter with Mr. Miñarro Viseras, dated March 16, 2016 (the “Miñarro Viseras Offer Letter”). The terms of the Miñarro Viseras Offer Letter are generally identical to those of the Miñarro Viseras Employment Agreement except that it does not contain any restrictive covenants, nor does it provide for a mutual three-month advance notice period for a termination of employment not for cause or without good reason. In addition, the Miñarro Viseras Offer Letter provided that Mr. Miñarro Viseras was eligible to receive a grant of 136,074 stock options under our Long-Term Incentive Plan, which he received in May 2016. The Miñarro Viseras Offer Letter also provided that Mr. Miñarro Viseras was expected to invest a minimum of $60,000, and he was given the opportunity to invest significantly more, into our common stock, subject to satisfaction of applicable securities law requirements.

Terms of Equity Awards

Long-Term Incentive Plan Grants

Time Option Vesting Schedule. We granted Time Options in May 2016 to Messrs. Reynal, Herndon, Snyder and Miñarro Viseras and in December 2016 to Messrs. Herndon and Snyder. The Time Options granted to Messrs. Reynal, Herndon and Snyder in May 2016 vest and become exercisable over time with respect to 33.3% of such Time Options on December 31st of each of 2016, 2017 and 2018, subject to continued employment through the applicable vesting date. The Time Options granted in May 2016 to Mr. Miñarro Viseras and December 2016 to Messrs. Herndon and Snyder vest and become exercisable over time with respect to 20% or such Time Options on December 31st of each of 2016, 2017, 2018, 2019 and 2020, subject to continued employment through the applicable vesting date.

In addition, we granted Time Options to Mr. Schiesl in 2014, and to Mr. Reynal in 2015. The Time Options granted to Mr. Schiesl in 2014 vest and become exercisable over time with respect to 20% of such Time Options on December 31st of each of 2014, 2015, 2016, 2017 and 2018, subject to continued employment through the applicable vesting date. The Time Options granted to Mr. Reynal in 2015 vest and become exercisable over time with respect to 33.3% of such Time Options on December 31st of each of 2016, 2017 and 2018, subject to continued employment through the applicable vesting date.

Performance Option Vesting Schedule. We granted Performance Options in May 2016 to Messrs. Reynal, Herndon, Snyder and Miñarro Viseras and in December 2016 to Messrs. Herndon and Snyder. The Performance Options granted in May 2016 to Messrs. Reynal, Herndon and Snyder are eligible to vest and become exercisable with respect to up to 33.3% of such Performance Options on December 31st of each of 2016, 2017 and 2018 and the Performance Options granted in May 2016 and December 2016 to Mr. Miñarro Viseras and Messrs. Herndon and Snyder, respectively, are eligible to vest and become exercisable with respect to up to 20% of such Performance Options on December 31st of each of 2016, 2017, 2018, 2019 and 2020, subject to continued employment through the applicable vesting date, if and only to the extent that the Company achieves the annual adjusted EBITDA performance targets set by the Compensation Committee, where “adjusted EBITDA” refers to earnings before interest, taxes, depreciation and amortization plus transaction, management and/or similar fees paid to KKR and/or its affiliates; provided that the Board may, following consultation with the CEO, adjust the calculation of adjusted EBITDA to reflect, to the extent not contemplated in the management plan, any extraordinary or one-time events, including, without limitation, acquisitions, divestitures, major capital investment programs, changes in accounting standards, stock expense related to the issuance of stock options, or other extraordinary or unusual events or occurrences, or any costs or expenses incurred during such period relating to environmental remediation, litigation or other disputes in respect of events and exposures that occurred prior to the end of the relevant fiscal year.

We also granted Performance Options to Mr. Schiesl in 2014, and to Mr. Reynal in 2015. The Performance Options granted to Mr. Schiesl in 2014 were eligible to vest and become exercisable with respect to up to 20% of such Performance Options on December 31st of each of 2014, 2015, 2016, 2017 and 2018, subject to continued employment through the applicable vesting date, if and only to the extent that the Company achieves the annual adjusted EBITDA performance targets set by the Compensation Committee. The Performance Options granted to Mr. Reynal in 2015 were eligible to vest and become exercisable with respect to up to 33.3% of such Performance Options on December 31st of each of 2016, 2017 and 2018, subject to continued employment through the applicable vesting date, if and only to the extent that the Company achieves the annual adjusted EBITDA performance targets set by the Compensation Committee.

The fiscal 2017 adjusted EBITDA performance target for purposes of determining vesting of Performance Options was $470 million and our actual adjusted EBITDA performance for fiscal 2017 was $561.5 million. Therefore, 33.3% of the Performance Options granted in May 2016 to Messrs. Reynal, Herndon and Snyder and to Mr. Reynal in 2015 and 20% of the Performance Options granted in May 2016 to Mr. Miñarro Viseras, in December 2016 to Messrs. Herndon and Snyder and to Mr. Schiesl in 2014 vested on December 31, 2017.

If the Company does not achieve the adjusted EBITDA performance target in 2018, but the Company’s adjusted EBITDA in respect of fiscal year 2018 equals or exceeds the adjusted EBITDA performance threshold set by the Compensation Committee for fiscal year 2018 then one-quarter (1/4) of the Performance Options granted in 2016 to our NEOs in other than Mr. Miñarro Viseras eligible to vest on December 31st of such year shall vest on December 31st of such year and with respect to the remaining three-quarters (3/4) of the Performance Options eligible to vest on December 31st of such year, one-half (1/2) of such Performance Options shall vest on December 31, 2019 if the Company’s adjusted EBITDA in respect of fiscal year 2019 equals or exceeds the adjusted EBITDA target set by the Compensation Committee for fiscal year 2019 and one-half (1/2) of such Performance Options shall vest on December 31, 2020 if the Company’s adjusted EBITDA in respect of fiscal year 2020 equals or exceeds the adjusted EBITDA target set by the Compensation Committee for fiscal year 2020.

At the end of the yearly measurement period with respect to any award of Performance Options, any then outstanding Performance Options that were not vested and exercisable in any previous year in accordance with their terms shall become vested and exercisable to the extent that the cumulative performance objectives have been satisfied in respect of the applicable performance period.

We believe that the adjusted EBITDA performance targets in all periods provide reasonably achievable, but challenging goals for our NEOs and other Long-Term Incentive Program participants and are intended to incentivize all participants to maximize their performance for the long-term benefit of our stockholders.

Effect of Change in Control on Vesting of Options. Notwithstanding the foregoing, immediately prior to any Change in Control (as defined below), any unvested portion of the Time Options shall vest and become immediately exercisable as to 100% of such Time Options. In addition, immediately prior to any Change in Control, the Performance Options shall vest and become immediately exercisable as to 100% of such Performance Options but only if, and to the extent that, as of such Change in Control, KKR achieves (x) a Sponsor IRR (as defined below) of 22.5% and (y) a Sponsor MOIC (as defined below) of 2.5x. No option will become exercisable as to any additional shares of the Company’s common stock following the termination of employment of an NEO for any reason and any option that is unexercisable as of the NEO’s termination of employment will immediately expire without payment.

“Sponsor IRR” means, as of a Change in Control, the cumulative internal rate of return of KKR, excluding any fees paid to KKR or expenses reimbursed to KKR from time to time (“Sponsor Fees”), on KKR’s aggregate investment in the Company determined on a fully diluted basis, assuming inclusion of all shares of the Company’s common stock underlying all then outstanding Time Options and Performance Options.

“Sponsor MOIC” means, as of a Change in Control, the result obtained by dividing (i) the cash consideration received by KKR (other than any Sponsor Fees) as of the Change in Control by (ii) the aggregate amount of cash invested in (and the initial gross asset value of any property (other than money) contributed to) the Company by KKR, directly or indirectly, from time to time in respect of such investment.

A “Change in Control” means, (i) in one or a series of related transactions, the sale of all or substantially all of the assets of the Company to any person (or group of persons acting in concert), other than to (x) KKR or one or more of its controlled affiliates or (y) any employee benefit plan (or trust forming a part thereof) maintained by the Company or its controlled affiliates; or (ii) a merger, recapitalization, or other sale by the Company, KKR, or any of their respective affiliates, to a person (or group of persons acting in concert) of the Company’s common stock that results in more than 50% of the common stock of the Company (or any resulting company after a merger) being held by a person (or group of persons acting in concert) that does not include (x) KKR or its affiliates or (y) an employee benefit plan (or trust forming a part thereof) maintained by the Company or its controlled affiliates; and in any event of clause (i) or (ii), which results in KKR and its controlled affiliates or such employee benefit plan ceasing to hold the ability to elect a majority of the members of the Company’s board of directors.

Expiration of Vested Options. Except as provided in the Management Stockholder’s Agreement described below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2017,” all vested options will expire upon the earliest to occur of the following events: (1) the tenth anniversary of the date such options were granted, so long as the NEO remains employed with the Company through such date; (2) the first anniversary of the termination of the NEO’s employment with the Company because of death or Disability (as defined in the option award agreement); (3) one hundred eighty (180) days after the termination of the NEO’s employment with the Company without Cause (as defined in the option award agreement) (except due to death or Disability) or the NEO’s resignation for Good Reason (as defined in the option award agreement); (4) the date the NEO’s employment is terminated by the Company for Cause; or (5) thirty (30) days after the NEO’s employment is terminated by the NEO without Good Reason. In addition, at the discretion of the Company, options may be cancelled at the effective date of a merger, consolidation, or other transaction or capital change of the Company, in accordance with the terms of the 2013 Stock Incentive Plan, in exchange for a payment (payable in cash or other consideration depending on the terms of the transaction) per share equal to the excess, if any, of (x) the per share consideration paid to stockholders of the Company in the transaction over (y) the exercise price of the option.

General Provisions for Options and Shares under the Management Stockholder’s Agreement

In connection with their initial equity awards, each of our NEOs became party to a Management Stockholder’s Agreement.

Under the Management Stockholder’s Agreement, shares of our common stock beneficially owned by our NEOs are generally nontransferable prior to the earlier of (i) a Change in Control or (ii) the fifth anniversary of the effective date of the applicable Management Stockholder’s Agreement.

Our NEOs have limited “piggyback” registration rights with respect to shares of our common stock, provided that in lieu of piggyback rights where such rights would otherwise be available, our board of directors, in its sole discretion, may elect to waive the transfer restrictions (other than any such restrictions contained in an underwriters’ lock-up or in connection with a public offering) on the number of shares of Common Stock that would have been subject to such piggyback rights

Pursuant to the terms of the Management Stockholder’s Agreement, the NEOs are subject to covenants not to (1) disclose confidential information, (2) solicit customers and certain employees, consultants and independent contractors of the Company, (3) compete with the Company and (4) disparage the Company.

Outstanding Equity Awards at 2017 Fiscal Year End

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(3)	Option Exercise Price ($)	Option Expiration Date
Vicente Reynal	5/10/2015	438,487	109,622		10.61	5/10/2025
	5/10/2015	219,244		109,622	10.61	5/10/2025
	5/10/2016	195,135	97,568		10.61	5/10/2026
	5/10/2016	195,134		97,567	10.61	5/10/2026
Philip T. Herndon	5/10/2016	156,108	78,054		10.61	5/10/2026
	5/10/2016	156,108		78,054	10.61	5/10/2026
	12/9/2016	28,261	42,392		11.43	12/9/2026
	12/9/2016	28,261		42,392	11.43	12/9/2026
Andrew Schiesl	3/7/2014	157,789	39,447		8.16	3/7/2024
	3/7/2014	157,789		39,447	8.16	3/7/2024
	3/7/2014	36,739	-		8.16	3/7/2024
Neil Snyder	5/10/2016	87,810	43,905		10.61	5/10/2026
	5/10/2016	87,810		43,905	10.61	5/10/2026
	12/1/2016	9,420	14,131		11.43	12/1/2026
	12/1/2016	9,421		14,131	11.43	12/1/2026
Enrique Miñarro Viseras	5/10/2016	27,215	40,823		10.61	5/10/2026
	5/10/2016	27,214		40,822	10.61	5/10/2026

(1)
Reflects vested and exercisable Time Options, Performance Options and, in the case of Mr. Schiesl, Investment Options. 25% of the Time Options granted on 12/18/2013 and 3/7/2014 shown in this column vested on each of December 31, 2014, 2015, 2016 and 2017. 33.3% of the Time Options granted on 5/10/2015 shown in this column vested on each of December 31, 2015, 2016 and 2017. 50% of the Time Options granted on 5/10/2016, 12/9/2016 and 12/1/2017 shown in this column vested on each of December 31, 2016 and 2017. 25% of the Performance Options granted on 12/18/2013 and 3/7/2014 shown in this column vested on each of December 31, 2014, 2015 and 2016. 50% of the Performance Options granted on 5/10/2016, 12/9/2016 and 12/1/2016 shown in this column vested on each of December 31, 2016 and 2017.

(2)
Reflects unvested Time Options. The unvested Time Options granted on each of December 18, 2013, March 7, 2014, May 10, 2015 and May 10, 2016 shown in this column (other than those granted to Mr. Miñarro Viseras on May 10, 2016) will vest and become exercisable on December 31, 2018, subject to the NEO’s continued employment through such date. The unvested Time Options granted to Mr. Herndon on December 9, 2016, to Mr. Snyder on December 1, 2016 and to Mr. Miñarro Viseras on May 10, 2016 shown in this column will vest and become exercisable with respect to 33.3% of such Time Options on December 31st of each of 2018, 2019 and 2020, subject to the NEO’s continued employment through such date.

(3)
Reflects unvested Performance Options. As described in further detail under “Compensation Discussion and Analysis-Executive Compensation Program Elements-Long-Term Equity Incentive Awards,” the unvested Performance Options shown in this column will vest and become exercisable with respect to such Performance Options granted to Messrs. Reynal, Herndon and Snyder on May 10, 2016, to Mr. Schiesl on March 7, 2014 and to Mr. Reynal on March 10, 2015 on December 31, 2018, and with respect to 33.3% of such Performance Options granted to Mr. Herndon on December 9, 2016, Mr. Snyder on December 1, 2016 and Mr. Miñarro Viseras on May 10, 2016 on December 31st of each of 2018, 2019 and 2020, subject to the NEO’s continued employment through such date and our achievement of the relevant adjusted EBITDA target, or in full upon a Change in Control if we have achieved the Sponsor IRR and Sponsor MOIC targets at such time. The Performance Options eligible to vest on December 31st of 2018 (other than those granted to Mr. Miñarro Viseras) will vest and become exercisable with respect to 1/4 of such Performance Options on such date, subject to the NEO’s continued employment through such dates and our achievement of the relevant threshold adjusted EBITDA performance, and with respect to 3/8 of such Performance options on each of December 31st 2019 and 2020, subject to the NEO’s continued employment through such dates and our achievement of the relevant threshold adjusted EBITDA targets. At the end of the yearly measurement period with respect to any award of Performance Options, any then outstanding Performance Options that were not vested and exercisable in any previous year in accordance with their terms shall become vested and exercisable to the extent that the cumulative performance objectives have been satisfied in respect of the applicable performance period. We achieved the fiscal 2017 adjusted EBITDA target; accordingly the amounts reflected in the table reflect target performance.

Option Exercises and Stock Vested in 2017

During 2017, none of our NEOs exercised options or had any shares of stock or restricted stock or restricted stock units or similar instruments vest.

Pension Benefits - Fiscal 2017

During 2017, no NEOs participated in either a tax-qualified or non-qualified defined benefit plan sponsored by the Company.

Non-Qualified Deferred Compensation - Fiscal 2017

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(4)
Vicente Reynal	888,016	161,300	140,712	―	1,499,684
Philip T. Herndon	―	―	―	―	―
Andrew Schiesl	57,081	57,081	37,994	―	301,805
Neil Snyder	―	―	―	―	―
Enrique Miñarro Viseras	―	―	―	―	―

(1)	The amounts in this column are reported as compensation for fiscal 2017 in the “Base Salary” and “Non-Equity Incentive Plan Compensation” columns of the Summary Compensation Table.
(2)
Represents the amount of the matching contribution made by us in accordance with our Excess Contribution Plan. Matching contributions are reported for the year in which the compensation against which the applicable deferral election is applied has been earned (regardless of whether such matching contribution is actually credited to the NEO’s non-qualified deferred compensation account in that year or the following year). The amounts in this column are reported as compensation for fiscal 2017 in the “All Other Compensation” column of the Summary Compensation Table.

(3)	Amounts in this column are not reported as compensation for fiscal 2017 in the Summary Compensation Table since they do not reflect above-market or preferential earnings.
(4)
Of the amounts reported in this column, $759,750 represents a portion of the compensation for 2016 reported in the “Base Salary” and “Non-Equity Incentive Plan Compensation” columns and $81,750 represents a portion of the compensation for 2016 reported in the “All Other Compensation” column of the Summary Compensation Table for Mr. Reynal and $32,768 represents a portion of the compensation for 2016 reported in the “Base Salary” and “Non-Equity Incentive Plan Compensation” columns and $32,768 represents a portion of the compensation for 2016 reported in the “All Other Compensation” column of the Summary Compensation Table for Mr. Schiesl.

Non-qualified Deferred Compensation Plan

In addition to the 401(k) plan, U.S. employees with a salary grade of 20 or higher (generally senior managers and above) are eligible to participate in the Excess Contribution Plan. Once a participant in the Excess Contribution Plan reaches the IRS annual limits for the 401(k) plan, contributions will be made to the Excess Contribution Plan based on the deferral percentage under the 401(k) plan. Such deferral percentage is selected at the time of enrollment in the Excess Contribution Plan or once per year in December for the following year. A separate election to defer from the annual MIP awards is made in December for the MIP award earned the following year and payable in the year thereafter. The Company matches each participant’s contributions with Company matching contributions. The Company match consists of $1 for each $1 contributed by a participant, up to the first 6% of a participant’s annual compensation. The Company match is credited in the form of cash.

Historically, the NEOs were also credited with a nonelective Company contribution of 12% of recognized compensation in excess of the IRS annual limit. The Company nonelective contributions were also contributed in cash and became fully vested after three years of employment. We discontinued the nonelective Company contributions in 2014.

Mr. Schiesl is fully vested in the nonelective Company contribution portion of the Excess Contribution Plan, and Messrs. Reynal and Herndon joined the Company after the nonelective contribution had been discontinued.

Participants in the Excess Contribution Plan may elect to receive distributions in either (x) a lump sum to be paid on the March 1 of the calendar year following the year of separation from the Company or (y) in a lump sum to be paid within 90 days after separation from service, subject to the terms and conditions of the Excess Contribution Plan. Loans and in-service withdrawals are not permitted under the Excess Contribution Plan.

The investment options available to the named executive officers under the Excess Contribution Plan are virtually the same as those offered to all of the participants in the 401(k) plan. Because some investment options available under the 401(k) plan are not available for the nonqualified plan, the Company has made similar investment options available to the nonqualified plan participants. The table below shows the funds available under the Excess Contribution Plan and their annual rate of return for the calendar year ended December 31, 2017, as reported by the administrator of the 401(k) plan.

Name of Investment Fund	Ticker Symbol/Index Type	Annual Rate of Return %
JPMorgan SmartRetirement Income R5	JSIIX	11.11%
JPMorgan SmartRetirement 2020 R5	JTTIX	13.96%
JPMorgan SmartRetirement 2025 R5	JNSIX	16.32%
JPMorgan SmartRetirement 2030 R5	JSMIX	18.99%
JPMorgan SmartRetirement 2035 R5	SRJIX	20.42%
JPMorgan SmartRetirement 2040 R5	SMTIX	21.83%
JPMorgan SmartRetirement 2045 R5	JSAIX	22.05%
JPMorgan SmartRetirement 2050 R5	JTSIX	22.08%
JPMorgan SmartRetirement 2055 R5	JFFIX	22.01%
American Funds EuroPacific Gr R6	RERGX	31.17%
MFS International New Discovery R6	MIDLX	32.16%
American Century Small Cap Value Inv	ASVIX	10.26%
Vanguard Small Cap Growth Index Instl	VSGIX	21.94%
Artisan Mid Cap Institutional	APHMX	20.75%
Dreyfus Mid Cap Index Fund	PESPX	15.68%
American Funds Growth Fund of Amer R6	RGAGX	26.53%
Dodge & Cox Stock Fund	DODGX	18.33%
JPMorgan Equity Index I	HLEIX	21.61%
JPMorgan Core Bond R6	JCBUX	3.87%
Vanguard Federal Money Market Inv	VMFXX	0.81%

Potential Payments to Named Executive Officers upon Termination of Employment or Change in Control

The following table describes the potential payments and benefits that would have been payable to our NEOs under existing plans and arrangements assuming a qualifying termination if a termination or change in control occurred on December 29, 2017, the last business day of our 2017 fiscal year. A description of the provisions governing such payments under our agreements and any material conditions or obligations applicable to the receipt of payments is described below under “Severance Arrangements and Restrictive Covenants.”

The amounts shown in the table do not include payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms or operation in favor of the NEOs. These include accrued but unpaid salary and distributions of plan balances under our 401(k) savings plan.

Name	Cash Severance Payment ($)(1)	Continuation of Group Health Coverage ($)(2)	Accrued but Unused Vacation ($)(3)	Value of Time Option and Performance Option Acceleration ($)(4)	Total ($)
Vicente Reynal
Qualifying Termination	1,644,000	20,052	―	―	1,664,052
Change in Control	―	―	―	9,663,318	9,663,318
Philip T. Herndon
Qualifying Termination	409,000	20,052	―	―	429,052
Change in Control	―	―	―	5,548,079	5,548,079
Andrew Schiesl
Qualifying Termination	827,875	20,052	―	―	847,927
Change in Control	―	―		2,033,098	2,033,098
Neil Snyder
Qualifying Termination	172,500	10,026	―	―	186,526
Change in Control	―	―		2,683,624	2,683,624
Enrique Miñarro Viseras
Qualifying Termination	―	―	―	―	―
Change in Control	―	―	―	1,903,961	1,903,961

(1)	Cash severance payment includes the following:
•
Mr. Reynal - continued payment in substantially equal monthly installments over a 12-month period of the sum of (x) his annual base salary and (y) his annual incentive award under the MIP earned in fiscal 2016.

•	Mr. Herndon - continued payment in substantially equal monthly installments over a 12-month period of his annual base salary.
•
Mr. Schiesl - continued payment in substantially equal monthly installments over a 12-month period of the sum of (x) his annual base salary and (y) his annual incentive award under the MIP earned in fiscal 2016.

•	Mr. Snyder - continued payment in substantially equal monthly installments over a 6-month period of the sum of his annual base salary earned in fiscal 2016.
(2)
With respect to Messrs. Reynal, Herndon and Schiesl, reflects the cost of providing continued group health coverage (on the same basis as actively employed employees of the Company), subject to the executive’s electing to receive benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), for a period of 12 months, assuming 2017 rates. With respect to Mr. Snyder, reflects the cost of providing continued group health coverage (on the same basis as actively employed employees of the Company), subject to the executive’s electing to receive benefits under COBRA, for a period of 6 months, assuming 2017 rates.

(3)	Amounts reported in this column reflect zero accrued but unused vacation days for each of our NEOs.
(4)
Immediately prior to a Change in Control, all of our NEOs’ unvested Time Options would vest and become immediately exercisable. In addition, immediately prior to a Change in Control, all of our NEOs’ Performance Options would vest and become immediately exercisable but only if, and to the extent that, KKR achieves (x) a Sponsor IRR of 22.5% and (y) a Sponsor MOIC of 2.5. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards―Terms of Equity Awards.” The amount reported in the table assumes that our Sponsor achieves the required Sponsor IRR and Sponsor MOIC.

Severance Arrangements and Restrictive Covenants

We entered into offer letters with each of our NEOs, other than Mr. Miñarro Viseras, that contain severance terms. In 2017, Mr. Miñarro Viseras was not eligible for any severance pay and benefits not provided generally to all salaried employees upon termination of employment, however his employment agreement requires that we provide three months’ notice in the event of his termination, with the option to terminate him immediately with a lump sum payment of three months’ salary. As discussed above under “Compensation Discussion and Analysis―Compensation Actions Taken in 2018,” in February 2018, we approved an increase to Mr. Miñarro Viseras’s termination benefits.

Messrs. Reynal and Schiesl

Under the terms of their offer letters, if the Company terminates either of Messrs. Reynal’s or Schiesl’s employment without Cause (as defined below) or either of Messrs. Reynal or Schiesl terminates his employment with us for Good Reason (as defined below), subject in Mr. Reynal’s case to his continued compliance with the restrictive covenants in his management equity agreements, in Mr. Schiesl’s case to certain provisions in the Severance Plan, and in either case to the NEO’s execution of a customary waiver and release agreement, he will be entitled to receive:
•
Continued payment over a 12-month period (the “Severance Period”) of the sum of (x) his annual base salary and (y) the annual incentive award under the MIP, if any, earned in respect of our fiscal year preceding the fiscal year in which the termination date occurs, payable in substantially equal monthly installments over the Severance Period; and

•
Continued group health coverage (on the same basis as actively employed employees of the Company), subject to the NEO’s electing to receive benefits under COBRA, for 12 months following the date his employment terminates (or, if earlier, through the date the NEO becomes employed by another employer and eligible for health insurance coverage at such employer).

Mr. Herndon

Under the terms of Mr. Herndon’s offer letter, if the Company terminates Mr. Herndon’s employment without Cause or if Mr. Herndon terminates his employment with us for Good Reason, subject to Mr. Herndon’s continued compliance with the restrictive covenants in his management equity agreements and his execution of a customary waiver and release agreement, he will be entitled to receive:
•	Continued payment over a 12-month period (the “Severance Period”) of his annual base salary, payable in substantially equal monthly installments over the Severance Period; and
•
Continued group health coverage (on the same basis as actively employed employees of the Company), subject to his electing to receive benefits under COBRA, for 12 months following the date his employment terminates (or, if earlier, through the date that he becomes employed by another employer and eligible for health insurance coverage at such employer).

Mr. Snyder

Under the terms of Mr. Snyder’s offer letter, if the Company terminates Mr. Snyder’s employment without Cause or if Mr. Snyder terminates his employment with us for Good Reason, subject to Mr. Snyder’s continued compliance with the restrictive covenants in his management equity agreements and his execution of a customary waiver and release agreement, he will be entitled to receive:
•
Continued payment over a 6-month period (the “Severance Period”) of his annual base salary earned in respect of our fiscal year preceding the fiscal year in which the termination date occurs, payable in substantially equal monthly installments over the Severance Period; and

•
Continued group health coverage (on the same basis as actively employed employees of the Company), subject to his electing to receive benefits under COBRA, for 6 months following the date his employment terminates (or, if earlier, through the date that he becomes employed by another employer and eligible for health insurance coverage at such employer).

As described above under “Compensation Discussion and Analysis―Compensation Actions Taken in 2018,” in February 2018, we approved an increase to Mr. Snyder’s termination benefits.

In addition to the payments described above, each of our NEOs is entitled to receive a distribution of all vested amounts under our Excess Contribution Plan. See “―Non-Qualified Deferred Compensation ― Fiscal 2017.”

For purposes of each of the severance arrangements described above:

“Cause” means the occurrence of any of the following with respect to an NEO: (1) a material breach by the NEO of the terms of the Company’s policies, the terms of which have previously been provided to such NEO; (2) any act of theft, misappropriation, embezzlement, fraud or similar conduct by the NEO involving the Company or any of its affiliates; (3) the NEO’s failure to act in accordance with any specific lawful instructions given to the NEO by the board of directors (or any committee thereof) in connection with the performance of the NEO’s duties for the Company or any subsidiary of the Company, which continues beyond ten (10) business days after a written demand for substantial performance is delivered to the NEO by the Company (the “Cure Period”); (4) any damage of a material nature to the business or property of the Company or any affiliate caused by NEO’s willful or grossly negligent conduct which continues beyond the Cure Period (to the extent that, in the board of directors’ reasonable judgment, such breach can be cured); (5) any intentional misconduct by the NEO which is reasonably likely to be materially damaging to the Company without a reasonable good faith belief by the NEO that such conduct was in the best interests of the Company; (6) the conviction or the plea of nolo contendere or the equivalent in respect of any felony or a misdemeanor involving an act of dishonesty, moral turpitude, deceit, or fraud by the NEO; or (7) a knowing and material breach of any written agreement with the Company to which the NEO is a party, which continues beyond the Cure Period (to the extent that, in the board of directors’ reasonable judgment, such breach can be cured). A termination for Cause shall be effective when the Company has given the NEO written notice of its intention to terminate for Cause, describing those acts or omissions that are believed to constitute Cause, and has given the NEO the Cure Period within which to respond.

“Good Reason” means any of the following actions if taken without an NEO’s prior written consent (which will be deemed to have been given if the NEO does not provide written notification of an event described in clauses (1) and (2) within 90 days after the NEO knows or has reason to know of the occurrence of any such event): (1) a material adverse change in the NEO’s position causing it to be of materially less stature, responsibility, or authority or the assignment to the NEO of any material duties inconsistent with the customary duties of the NEO’s position, in each case without the NEO’s written consent (provided that if, after an initial public offering of equity securities of the Company, at a later date the Company or its successor entity ceases to be a publicly traded entity, such fact shall not constitute a change in the NEO’s existing position); (2) the relocation of the offices at which the NEO is principally employed to a location which is more than 50 miles from the offices at which the NEO is principally employed immediately prior to such relocation; or (3) a reduction, without the NEO’s written consent, in the NEO’s base salary or the target bonus amount the NEO is eligible to earn under the MIP; provided, however, that nothing herein shall be construed to guarantee the NEO’s MIP award payable for any fiscal year if the applicable performance targets are not met; and provided, further, that it shall not constitute Good Reason if the Company makes an appropriate pro rata adjustment to the applicable amount payable and targets under the MIP in the event of a change in the fiscal year.

Notwithstanding the foregoing, any event described in clauses (1) or (2) above must be an event that would result in a material negative change in the Executive’s employment relationship with the Company and thus effectively constitute an involuntary termination of employment for purposes of Section 409A of the Code.

Director Compensation in Fiscal 2017

Name	Fees Earned or Paid In Cash ($)	Option Awards ($)(1)		Total ($)
Brandon F. Brahm	―	―		―
William P. Donnelly(2)	75,000	400,000		475,000
John Humphrey(3)	―	―		―
William E. Kassling	75,000		(2)	75,000
Michael V. Marn	75,000		(2)	75,000
Peter M. Stavros	―	―		―
Nickolas Vande Steeg	75,000		(2)	75,000
Pastor Velasco(4)	75,000	422,519	(2)	497,519
Joshua T. Weisenbeck	―	―		―

(1)
Represents, as to Mr. Donnelly, the aggregate grant date fair value of option awards granted during 2017 computed in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 and, as to Mr. Velasco, the incremental fair value, computed as of the modification date, in connection with the modification of his outstanding option award. In May 2017, we granted 44,799 time-vesting options to Mr. Donnelly (the “Donnelly Time Options”). Of the Donnelly Time Options, 22,399 are fully vested and exercisable. The remaining 22,400 Donnelly Time Options will vest and become exercisable on December 31, 2018. In October 2017, in connection with his resignation from our board, Mr. Velasco and the Company agreed that Mr. Velasco’s options would remain outstanding and eligible to vest as if he had continued to provide services to the Company through each applicable vesting date.

In December 2013, we granted 57,534 time-vesting options (the “Director Time Options”) to purchase shares of our common stock at an exercise price of $8.16 per share to each non-employee director who was not associated with our Sponsor: Messrs. Kassling, Marn, Vande Steeg and Velasco. Of the Director Time Options, 46,026 are fully vested and exercisable. The remaining 11,507 Director Time Options will vest and become exercisable on December 31, 2018.
(2)	Mr. Donnelly joined our board of directors in May 2017.
(3)	Mr. Humphrey joined our board of directors in February 2018.
(4)
Mr. Velasco resigned from our board in October 2017. In connection with his resignation, Mr. Velasco and the Company agreed that Mr. Velasco’s options would remain outstanding and eligible to vest as if he had continued to provide services to the Company through each applicable vesting date.

Description of Director Compensation

This section contains a description of the material terms of our compensation arrangements for our non-employee directors in 2017.

Sponsor Directors

Our non-employee directors associated with KKR, including Messrs. Brahm, Stavros and Weisenbeck, received no compensation for their service on our board of directors in 2017.

Messrs. Donnelley, Kassling, Marn, Vande Steeg and Velasco

Each of Messrs. Donnelly, Kassling, Marn, Vande Steeg and Velasco was entitled to receive an annual $75,000 cash retainer for his service on the board of directors in fiscal 2017, payable quarterly in arrears and pro-rated for any portion of a calendar quarter during which he commences or terminates service as a director, as well as reimbursement of his reasonable travel and related expenses associated with attendance at board or committee meetings. In addition, Mr. Donnelly was eligible to receive an annual $25,000 cash retainer for his service as chairperson of the Audit Committee, payable in quarterly installments in arrears and pro-rated for any portion of a calendar quarter during which he commences or terminates service as chairperson of the Audit Committee. The Board of Directors also approved in 2017 an annual $25,000 cash retainer for any non-employee director not associated with KKR who serves as chairperson of the Compensation Committee, payable in quarterly installments in arrears and pro-rated for any portion of a calendar quarter during which such director commences or terminates service as chairperson of the Compensation Committee; however, Mr. Stavros, the chairperson of our Compensation Committee was ineligible to receive compensation for his service.

In connection with his election to our board of directors, Mr. Donnelly received the Donnelly Time Options, a grant of options under the 2013 Stock Incentive Plan with a fair value of $400,000 and vesting and becoming exercisable in equal parts on December 31, 2017 and December 31, 2018.

In addition, in December 2013, we granted each of Messrs. Kassling, Marn, Vande Steeg and Velasco 57,534 Director Time Options pursuant to the 2013 Stock Incentive Plan. Prior to our initial public offering, we also gave our non-employee directors not associated with our sponsor the opportunity to make investments in our common stock, subject to satisfaction of applicable securities law requirements, and each of Messrs. Marn and Vande Steeg has done so.

The Director Time Options vested and became exercisable or will vest and become exercisable with respect to 20% of such Director Time Options on December 31st of each of 2014, 2015, 2016, 2017 and 2018, subject to the director’s continued service through such date.

Vested Director Time Options and Donnelly Time Options expire upon the earliest to occur of the following events: (1) the tenth anniversary of the date such options were granted; (2) the first anniversary of the cessation of the director’s service to the Company because of death or Disability (as defined in the option award agreement); (3) one hundred eighty (180) days after the cessation of the director’s service to the Company without Cause (as defined in the option award agreement) (except due to death or Disability); (4) the date the director’s service is terminated by the Company for Cause; or (5) pursuant to the repurchase rights in the Director Stockholder’s Agreement described below. In addition, at the discretion of the Company, options may be cancelled at the effective date of a merger, consolidation, or other transaction or capital change of the Company, in accordance with the terms of the 2013 Stock Incentive Plan, in exchange for a payment (payable in cash or other consideration depending on the terms of the transaction) per share equal to the excess of (x) the per share consideration paid to stockholders of the Company in the transaction over (y) the exercise price of the option.

Except as described below with respect to Mr. Velasco’s Director Time Options, the Director Time Options and the Donnelly Time Options will not become exercisable as to any additional shares following the cessation of director’s service to the Company for any reason except in connection with a Change in Control. Notwithstanding the foregoing, immediately prior to any Change in Control (as defined in “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2017― Terms of Equity Awards”), any unvested portion of the Director Time Options and Donnelly Time Options shall vest and become immediately exercisable as to 100% of such Time Options.

On October 23, 2017, in connection with his resignation from our board of directors, we agreed to allow Mr. Velasco’s unvested Director Time Options to remain outstanding and eligible to vest following Mr. Velasco’s resignation as if Mr. Velasco had continued to provide services to the Company through each applicable vesting date. The incremental fair value in connection with such modification is reflected in the “Option Awards” column of the “Director Compensation in Fiscal 2017” table above.

In connection with their option awards, each of Messrs. Donnelly, Kassling, Marn, Vande Steeg and Velasco became party to a Director Stockholder’s Agreement.

Under the Director Stockholder’s Agreement, shares of our common stock beneficially owned by our directors are generally nontransferable prior to the earlier of (i) a Change in Control or (ii) the fifth anniversary of the effective date of the applicable Director Stockholder’s Agreement.

Our directors party to a Director Stockholder’s Agreement have limited “piggyback” registration rights with respect to shares of our common stock, provided that in lieu of piggyback rights where such rights would otherwise be available, our board of directors, in its sole discretion, may elect to waive the transfer restrictions (other than any such restrictions contained in an underwriters’ lock-up or in connection with a public offering) on the number of shares of Common Stock that would have been subject to such piggyback rights.

Pursuant to the terms of the Director Stockholder’s Agreement, the directors party to such agreement are subject to covenants not to (1) disclose confidential information, (2) solicit customers and certain employees, consultants and independent contractors of the Company, (3) compete with the Company and (4) disparage the Company.

Mr. Humphrey

Mr. Humphrey, who joined our Board on February 7, 2018, will be entitled to receive the compensation described below under “Director Compensation in 2018.” However, while our directors who served prior to 2018 will not receive their first annual equity grant until 2019, Mr. Humphrey will receive in 2018 an award of restricted stock having a fair market value of $125,000 which vests on the anniversary of the grant date.

Director Compensation in 2018

Following a competitive market assessment of non-employee director compensation conducted by Pearl Meyer, the Board adopted the following director compensation program for each of our non-employee directors not associated with KKR:

•	Cash retainer of $75,000, payable quarterly in arrears;

•
Additional cash retainer of $25,000 payable quarterly in arrears for serving as the chairperson of our Audit Committee or $12,500 payable quarterly in arrears for serving as the chairperson of our Compensation Committee; and

•	An annual equity award having a fair market value of $125,000 payable in restricted stock which vests on the anniversary of the grant date.

Our directors will not be paid any fees for attending meetings, however, our directors will be reimbursed for reasonable travel and related expenses associated with attendance at board or committee meetings. Because each of our non-employee directors not associated with KKR other than Mr. Humphrey was granted an equity award at or before our initial public offering, such directors will not receive their first equity awards under our newly-adopted director compensation program until 2019.

Compensation Committee Interlocks and Insider Participation

During 2017, none of the members of our Compensation Committee has at any time been one of our executive officers or employees. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee. We are parties to certain transactions with KKR described below under “Item 13. Certain Relationships and Related Transactions, and Director Independence―Transactions with Related Persons”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this Item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference. Gardner Denver Holdings, Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2017.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of our existing equity compensation plans including our 2013 Stock Incentive Plan and 2017 Omnibus Incentive Plan.  All equity compensation plans are described more fully in Note 15 “Stock-Based Compensation Plans” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants And Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in the first column) (2)
Equity compensation plans approved by securityholders	12,134,766	$9.58	8,897,879

(1)	Total includes 11,986,363 stock options and 148,403 share-settled stock appreciation rights under the Company's 2013 Stock Incentive Plan.
(2)
These shares are available for grant as of December 31, 2017 under the Company's 2017 Omnibus Incentive Plan. This includes 8,550,000 shares initially authorized for issuance under the Company's 2017 Omnibus Incentive Plan and shares subject to awards under the Company's 2013 Stock Incentive Plan that expired or were otherwise forfeited or terminated in accordance with their terms without the delivery of shares of the Company's common stock in settlement thereof.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as set forth below, the information required by this item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference. Gardner Denver Holdings, Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2017.

Arrangements with Our Executive Officers, Directors and Advisors

We have entered into letter agreements with certain members of management, including each of our executive officers, and our directors and certain advisors, pursuant to which such individuals agreed to invest in our stock and/or through the purchase of our shares with cash. In addition, our Board of Directors granted options to purchase shares of our common stock to certain members of management and key employees, including to our executive officers. In connection with the grants of new options described above, the participating members of our management, including our executive officers, were required to enter into a Management Stockholder’s Agreement as well as a stock option agreement, as applicable.

Below is a brief summary of the principal terms of the Management Stockholder’s Agreements, the Director Stockholder’s Agreements and the Advisor Stockholder’s Agreements, which are qualified in their entirety by reference to the agreements themselves, forms of which are filed as exhibits to this Annual Report on Form 10-K.

Management, Director and Advisor Stockholder’s Agreements

The Management Stockholder’s Agreements impose significant restrictions on transfers of shares of our common stock. Generally, shares held by our management are nontransferable by any means at any time prior to the earlier of (i) the occurrence of a Change in Control (as defined in the Management Stockholder’s Agreements) or (ii) the later to occur of (a) the fifth anniversary of the execution of the applicable Management Stockholder’s Agreement or (b) the consummation of an Initial Public Offering (as defined in the Management Stockholder’s Agreements). These transfer restrictions are subject to certain exceptions, including transfers approved by our Board of Directors; transfers upon the death or Disability (as defined in the Management Stockholder’s Agreements) of the holder; transfers to immediate family members or estate planning vehicles, provided such transferees become party to the applicable Management Stockholder’s Agreement; or repurchases of such shares by the Company.

Additionally, management stockholders have limited “piggyback” registration rights with respect to certain registered offerings conducted by the Company. The maximum number of shares of common stock which a management stockholder may register is generally proportionate with the percentage of common stock being sold by certain affiliates of KKR (relative to their holdings thereof). The Management Stockholder’s Agreements also contain certain lock-up provisions in the event that any shares are offered to the public pursuant to an effective registration statement under the Securities Act.

The Director Stockholder’s Agreements and Advisor Stockholder’s Agreements are substantially similar to the Management Stockholder’s Agreements. In addition to certain exceptions to transfer restrictions related to piggyback rights available to Management Stockholders, the Director and Advisor Stockholder’s Agreements further provide that in lieu of piggyback registration rights in connection with a public offering in which such piggyback rights would otherwise be available, the Board of Directors may waive transfer restrictions with respect to the number of shares that would have been subject to such piggyback rights.

Arrangements with KKR

Stockholders Agreement

In connection with our initial public offering, we entered into a stockholders agreement with certain affiliates of KKR. This agreement grants affiliates of KKR the right to nominate to our Board of Directors a number of designees equal to: (i) at least a majority of the total number of directors comprising our Board of Directors at such time as long as affiliates of KKR beneficially own at least 50% of the shares of our common stock entitled to vote generally in the election of our directors; (ii) at least 40% of the total number of directors comprising our Board of Directors at such time as long as affiliates of KKR beneficially own at least 40% but less than 50% of the shares of our common stock entitled to vote generally in the election of our directors; (iii) at least 30% of the total number of directors comprising our Board of Directors at such time as long as affiliates of KKR beneficially own at least 30% but less than 40% of the shares of our common stock entitled to vote generally in the election of our directors; (iv) at least 20% of the total number of directors comprising our Board of Directors at such time as long as affiliates of KKR beneficially own at least 20% but less 30% of the shares of our common stock entitled to vote generally in the election of our directors; and (v) at least 10% of the total number of directors comprising our Board of Directors at such time as long as affiliates of KKR beneficially own at least 5% but less than 20% of the shares of our common stock entitled to vote generally in the election of our directors. For purposes of calculating the number of directors that affiliates of KKR are entitled to nominate pursuant to the formula outlined above, any fractional amounts would be rounded up to the nearest whole number and the calculation would be made on a pro forma basis, taking into account any increase in the size of our Board of Directors (e.g., one and one quarter (1 1/4) directors shall equate to two directors). In addition, in the event a vacancy on the Board of Directors is created by the death, disability, retirement or resignation of a Sponsor director designee, affiliates of KKR shall, to the fullest extent permitted by law, have the right to have the vacancy filled by a new Sponsor director-designee. In addition, the stockholders agreement grants to KKR special governance rights, for as long as KKR maintains ownership of at least 30% of our outstanding common stock, including rights of approval over certain corporate and other transactions such as mergers or other transactions involving a change in control and certain rights regarding the appointment of our chief executive officer.

Registration Rights Agreement

In connection with the KKR Transaction, certain affiliates of KKR entered into a registration rights agreement with us. In connection with the completion of our initial public offering, we and KKR entered into an amended and restated registration rights agreement. The amended and restated registration rights agreement grants such affiliates of KKR the right to cause us to register shares of our common stock held by it under the Securities Act and, if requested, to use our reasonable best efforts (if we are not eligible to use an automatic shelf registration statement at the time of filing) to maintain a shelf registration statement effective with respect to such shares. Certain affiliates of KKR are also entitled to participate on a pro rata basis in any registration of our common stock under the Securities Act that we may undertake. The amended and restated registration rights agreement also provides that we will pay certain expenses relating to such registrations and indemnify certain affiliates of KKR and members of management participating in any offering against certain liabilities, which may arise under the Securities Act, the Exchange Act, any state securities law or any rule or regulation thereunder applicable to us.

Monitoring Agreement

In connection with the KKR Transaction, we entered into a monitoring agreement with KKR pursuant to which KKR provided various management and advisory services to us and our direct and indirect divisions, subsidiaries, parent entities and controlled affiliates and received fees and reimbursements of related out-of-pocket expenses. We paid management fees of $17.3 million to KKR for the year ended December 31, 2017. In May 2017, the monitoring agreement was terminated in accordance with its terms and we paid a termination fee of approximately $16.2 million.

Indemnification Agreement

In connection with entering into the monitoring agreement, we also entered into a separate indemnification agreement with KKR and certain of its affiliates, which provides customary exculpation and indemnification provisions in favor of KKR and such affiliates in connection with the services provided to us under the monitoring, transaction fee and syndication fee agreements.

Relationship with KKR Capstone Americas LLC

We have utilized and may continue to utilize KKR Capstone Americas LLC and/or its affiliates (“KKR Capstone”), a consulting company that works exclusively with KKR’s portfolio companies, for consulting services, and have paid to KKR Capstone related fees and expenses. KKR Capstone is not a subsidiary or affiliate of KKR. KKR Capstone operates under several consulting agreements with KKR & Co. and uses the “KKR” name under license from KKR & Co.

Relationship with KKR Credit

Since 2014, investment funds or accounts managed or advised by the global credit business of KKR (“KKR Credit”) were participating lenders under our existing credit agreements and holders of notes issued by us, and as of December 31, 2017, had received in aggregate principal payments of approximately $0.5 million and interest payments of approximately $4.0 million. As of December 31, 2017, investment funds or accounts managed or advised by KKR Credit held a position in the debt of the Company.

Financing Arrangements with Related Parties

In May 2017, KKR Capital Markets LLC, an affiliate of KKR, acted as an underwriter in connection with the initial public offering of the Company’s stock and received underwriter discounts and commissions of approximately $8.9 million. In August 2017, KKR Capital Markets LLC received $1.5 million for services rendered in connection with a debt refinancing transaction. In November 2017, KKR Capital Markets LLC acted as an underwriter in connection with an offering of Company’s stock by certain selling shareholders, and earned underwriter discounts and commissions of approximately $3.5 million.

Policies and Procedures for Related Person Transactions

Our Board of Directors has adopted a written statement of policy regarding transactions with related persons, which we refer to as our “related person transaction policy.” Our related person transaction policy requires that (a) any “related person transaction” (defined as any transaction that is anticipated would be reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) be approved or ratified by an approving body comprised of the disinterested members of our Board of Directors or any committee of the Board of Directors (provided that a majority of the members of the Board of Directors or such committee, respectively, are disinterested) and (b) any employment relationship or transaction involving an executive officer and any related compensation be approved by the Compensation Committee of the Board of Directors or recommended by the Compensation Committee to the Board of Directors for its approval. In connection with the review and approval or ratification of a related person transaction:

•
management must disclose to the committee or disinterested directors, as applicable, the name of the related person and the basis on which the person is a related person, the material terms of the related person transaction, including the approximate dollar value of the amount involved in the transaction, and all the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction;

•
management must advise the committee or disinterested directors, as applicable, as to whether the related person transaction complies with the terms of our agreements governing our material outstanding indebtedness that limit or restrict our ability to enter into a related person transaction;

•
management must advise the committee or disinterested directors, as applicable, as to whether the related person transaction will be required to be disclosed in our applicable filings under the Securities Act or the Exchange Act, and related rules, and, to the extent required to be disclosed, management must ensure that the related person transaction is disclosed in accordance with such Acts and related rules; and

•
management must advise the committee or disinterested directors, as applicable, as to whether the related person transaction constitutes a “personal loan” for purposes of Section 402 of the Sarbanes-Oxley Act of 2002.

In addition, the related person transaction policy provides that the committee or disinterested directors, as applicable, in connection with any approval or ratification of a related person transaction involving a non-employee director or director nominee, should consider whether such transaction would compromise the director or director nominee’s status as an “independent,” “outside,” or “non-employee” director, as applicable, under the rules and regulations of the SEC, the NYSE and the Internal Revenue Code.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

In connection with the audit of the 2017 financial statements, we entered into an agreement with Deloitte & Touche LLP which sets forth the terms by which Deloitte & Touche LLP would perform audit services for the Company.

The following tables sets forth the aggregate fees for professional services provided by Deloitte & Touche LLP for the audit of our financial statements for the fiscal years ended December 31, 2017 and 2016 and fees billed for other services rendered by Deloitte & Touche LLP for those periods, all of which were approved by the Audit Committee.

	For the Years Ended December 31, (in thousands)
	2017	2016
Fees:
Audit fees	$2,952	$3,019
Audit Related fees(1)	773	75
Tax fees(2)	298	344
All other fees(3)	298	-
Total	$4,321	$3,438

(1)	Audit related fees include fees related to the Company’s public offerings, Sarbanes-Oxley readiness and a license for an accounting research tool.

(2)	Tax fees include fees for income tax compliance and transfer pricing services.

(3)	All other fees include fees related to professional services rendered in connection with the Company’s issuance of deferred stock units during 2017.

The Audit Committee of the Board considered whether providing the non-audit services included in this table was compatible with maintaining Deloitte & Touche LLP’s independence and concluded that it was.

Consistent with SEC policies regarding auditor independence and our Audit Committee’s charter, the Audit Committee has responsibility for engaging, setting compensation for and reviewing the performance of the independent registered public accounting firm. In exercising this responsibility, the Audit Committee has established procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm and pre-approves all audit and permitted non-audit services provided by any independent registered public accounting firm prior to each engagement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

Financial Statements, Financial Statement Schedule and Exhibits

The consolidated financial statements listed in the accompanying index to consolidated financial statements are filed as part of this Annual Report on Form 10-K.

All financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

Schedule to Consolidated Financial Statements

Schedule I – Condensed Financial Statements Gardner Denver Holdings, Inc. (Parent Company Only)	136

Exhibits

Exhibit Number	Exhibit Description
3.1
Second Amended and Restated Certificate of Incorporation of Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017 (File no. 001-38095))

3.2	Amended and Restated Bylaws of Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017 (File no. 001-38095))

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on May 3, 2017 (File no. 333-216320))

4.2
Amended and Restated Registration Rights Agreement, dated as of May 17, 2017, by and among KKR Renaissance Aggregator L.P.; KKR Renaissance Aggregator GP LLC; Gardner Denver Holdings, Inc. and each of the other parties thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017 (File no. 001-38095))

10.1†
2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.2
Senior Secured Credit Agreement, dated as of July 30, 2013, among Renaissance Acquisition Corp., the foreign borrowers described therein, Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), UBS AG, Stamford Branch, as administrative agent, and other agents and lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.3
Amendment No. 1 to the Senior Secured Credit Agreement, dated as of March 4, 2016, among Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), Gardner Denver, Inc., GD German Holdings II GmbH (as successor in interest to Gardner Denver Holdings GmbH & Co. KG), GD First (UK) Limited, UBS AG, Stamford Branch, as administrative agent, and other agents and lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.4
Amendment No. 2 to the Credit Agreement, dated as of August 17, 2017, among Gardner Denver Holdings, Inc., Gardner Denver, Inc., GD German Holdings II GmbH, GD First (UK) Limited, UBS AG, Stamford Branch, as administrative agent, and the other parties and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2017 (File no. 001-38095))

10.5
Pledge Agreement, dated as of July 30, 2013, among Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), Renaissance Acquisition Corp., the subsidiary pledgors identified therein and UBS AG, Stamford Branch, as collateral agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

Exhibit Number	Exhibit Description
10.6
Security Agreement, dated as of July 30, 2013, among Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), Renaissance Acquisition Corp., the subsidiary grantors identified therein and UBS AG, Stamford Branch, as collateral agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.7
Guarantee Agreement, dated as of July 30, 2013, among Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), the subsidiary guarantors identified therein and UBS AG, Stamford Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.8
Receivables Financing Agreement, dated as of May 17, 2016, by and among Gardner Denver Finance II LLC, Gardner Denver, Inc., as initial servicer, the various lenders and LC participants from time to time party thereto, PNC Bank, National Association, as LC bank and administrative agent, and PNC Capital Markets LLC, as structuring agent. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.9
Monitoring Agreement, dated as of July 30, 2013, by and between Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on April 4, 2017 (File no. 333-216320))

10.10
First Amendment, dated as of June 9, 2014, to the Monitoring Agreement, dated as of July 30, 2013, by and between Garner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on April 4, 2017 (File no. 333-216320))

10.11
Indemnification Agreement, dated as of July 30, 2013, by and among KKR Renaissance Aggregator L.P.; KKR Renaissance Aggregator GP LLC; Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.); Gardner Denver, Inc. and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.12
Transaction Fee Letter, dated as of July 30, 2013, by and between Kohlberg Kravis Roberts & Co. L.P. and Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.13
Stockholders Agreement, dated as of May 17, 2017, between Gardner Denver Holdings, Inc. and KKR Renaissance Aggregator L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017 (File no. 001-38095))

10.14†	Form of Management Stockholder’s Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.15†	Form of Director Stockholder’s Agreement (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.16	Form of Advisor Stockholder’s Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.17†
Form of Director Stock Option Agreement under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.18†
Form of Management Stock Option Agreement (December 2013) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

Exhibit Number	Exhibit Description
10.19†
Form of Management Stock Option Agreement (May 2015) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.20†
Form of Management Stock Option Agreement (May 2016, 3 year vesting) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.21†
Form of Management Stock Option Agreement (May 2016, 5 year vesting) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.22†
Form of Management Stock Option Agreement (December 2016) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.23†
Form of Amendment to Stock Option Agreement or Stock Appreciation Right Agreement under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.24†
Stock Option Agreement, dated as of March 7, 2014, between under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) between Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and Andrew Schiesl (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.25†	Form of Sale Participation Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.26†
Offer Letter, dated April 17, 2015, between Vicente Reynal and Gardner Denver, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.27†
Offer Letter, dated November 19, 2015, between Vicente Reynal and Gardner Denver, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.28†
Offer Letter, dated November 18, 2015, between Todd Herndon and Gardner Denver, Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.29†
Offer Letter, dated September 2, 2016, between Todd Herndon and Gardner Denver, Inc. (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.32†
Offer Letter, dated November 25, 2013, between Gardner Denver, Inc. and Andy Schiesl (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.33†
Employment Contract, dated April 29, 2016, between Gardner Denver Deutschland GmbH and Enrique Mifiarro Viseras (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

Exhibit Number	Exhibit Description
10.34†
Offer Letter, dated March 16, 2016, between Gardner Denver Deutschland GmbH and Enrique Mifiarro Viseras (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.37†	2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017 (File no. 001-38095))

10.38
Monitoring Fee Termination Agreement, dated as of May 17, 2017, between Gardner Denver Holdings, Inc. Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017 (File no. 001-38095))

10.39†	Offer letter dated December 18, 2015, between Gardner Denver, Inc. and Neil Snyder.

10.40†	Gardner Denver, Inc. Supplemental Excess Defined Contribution Plan (December, 2017 Restatement)

10.41†	Form of Director Restricted Stock Grant Notice and Agreement under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan

10.42†	Form of Stock Option Grant Notice and Agreement under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan

21	Subsidiaries of Gardner Denver Holdings, Inc. as of December 31, 2017

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

†    Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gardner Denver Holdings, Inc.

By:	/s/ Vicente Reynal
Name: Vicente Reynal
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 16th day of February 2018 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/s/ Vicente Reynal	Chief Executive Officer and Director
Vicente Reynal	(principal executive officer)

/s/ Philip T. Herndon	Vice President and Chief Financial Officer
Philip T. Herndon	(principal financial officer)

/s/ Mark R. Sweeney	Vice President, Chief Accounting Officer and Corporate Controller
Mark R. Sweeney	(principal accounting officer)

/s/ Peter Stavros	Director
Peter Stavros

/s/ Brandon F. Brahm	Director
Brandon F. Brahm

/s/ William P. Donnelly	Director
William P. Donnelly

/s/ John Humphrey	Director
John Humphrey

/s/ William E. Kassling	Director
William E. Kassling

/s/ Michael V. Marn	Director
Michael V. Marn

/s/ Nickolas Vande Steeg	Director
Nickolas Vande Steeg

/s/ Joshua T. Weisenbeck	Director
Joshua T. Weisenbeck

SCHEDULE 1 – GARDNER DENVER HOLDINGS, INC
(PARENT COMPANY ONLY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	For the Years Ended December 31,
	2017	2016	2015

Revenues	$-	$-	$-
Cost of sales	-	-	-
Gross Profit	-	-	-
Operating costs	19.5	12.9	7.4
Other operating expense, net	175.0	-	-
Operating Loss	(194.5)	(12.9)	(7.4)
Interest income	20.7	-	-
Other income, net	-	-	-
Loss Before Income Taxes	(173.8)	(12.9)	(7.4)
Income tax benefit	(16.1)	(4.5)	(2.5)
Loss of Parent Company	(157.7)	(8.4)	(4.9)
Equity in undistributed income (loss) of subsidiaries	176.1	(28.2)	(346.3)
Net Income (Loss)	18.4	(36.6)	(351.2)
Other comprehensive income (loss)	142.6	(76.8)	(130.3)
Comprehensive Income (Loss)	$161.0	$(113.4)	$(481.5)

SCHEDULE 1 – GARDNER DENVER HOLDINGS, INC
(PARENT COMPANY ONLY)
BALANCE SHEETS
(Dollars in millions)

	As of December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$0.2	$0.3
Total current assets	0.2	0.3
Equity in net assets of subsidiaries	605.9	276.9
Intercompany receivables	865.1	-
Deferred tax assets	22.2	7.0
Total assets	$1,493.4	$284.2

Liabilities and Stockholders' Equity
Intercompany payables	$-	$18.2
Other liabilities	16.6	0.1
Total liabilities	16.6	18.3
Stockholders' equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized;198,377,237 and 150,552,360 shares issued at December 31, 2017	2.0	1.5
Capital in excess of par value	2,275.4	1,222.4
Accumulated deficit	(577.8)	(596.2)
Treasury stock at cost; 2,159,266 and 1,897,454 shares at
December 31, 2017 and 2016, respectively	(23.0)	(19.4)
Accumulated other comprehensive loss	(199.8)	(342.4)
Total Gardner Denver Holdings, Inc. stockholders' equity	1,476.8	265.9
Total liabilities and stockholders' equity	$1,493.4	$284.2

SCHEDULE 1 – GARDNER DENVER HOLDINGS, INC
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Years Ended December 31,
	2017	2016	2015

Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$9.2	$11.1	$(2.0)

Cash Flows From Investing Activities:
Advances to subsidiaries	(899.3)	-	-
Net cash used in investing activities	(899.3)	-	-

Cash Flows From Financing Activities:
Purchases of treasury stock	(3.6)	(14.1)	(2.1)
Proceeds from the issuance of common stock	893.6	3.3	4.2
Net cash provided by (used in) financing activities	890.0	(10.9)	2.1
(Decrease) increase in cash and cash equivalents	(0.1)	0.2	0.0
Cash and cash equivalents, beginning of year	0.3	0.1	0.0
Cash and cash equivalents, end of year	$0.2	$0.3	$0.1

SCHEDULE I - GARDNER DENVER HOLDINGS, INC.
(PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Overview and Basis of Presentation

On July 30, 2013, Gardner Denver, Inc. was acquired by an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”). The acquisition (also referred to as the “Merger”) was effected by the merger of Renaissance Acquisition Corp. with and into Gardner Denver, Inc., with Gardner Denver, Inc. being the surviving corporation. As a result of the Merger, Gardner Denver, Inc. became a wholly-owned subsidiary of Gardner Denver Holdings, Inc. (formerly Renaissance Parent Corp.)

Gardner Denver Holdings, Inc. Parent Company only financial information has been derived from its consolidated financial statements and should be read in conjunction with the consolidated financial statements included in this report. The accounting policies for the registrant are the same as those described in Note 1 in the section, “Notes to the Consolidated Financial Statements”.

2. Subsidiary Transactions

Investment in Subsidiaries

Gardner Denver Holdings, Inc.’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries.

Advances to Subsidiaries

On June 30, 2017, Gardner Denver Holdings Inc, entered into an $899.3 million promissory note receivable from Gardner Denver Inc.  The promissory note bears an annual interest rate of 4.5677% and payments are due on last day of December, or the first regular business day immediately following such date, commencing on December 31, 2017.  The principal balance may be increased in lieu of payment of interest with the mutual agreement of both the borrower and the lender.  Principal shall become due and payable in full on demand.

Dividends and Capital Distributions

There were no dividends received from subsidiaries during the years ended December 31, 2017, 2016 and 2015.

3. Debt

A discussion of long-term debt, including the five-year debt maturity schedule, can be found in Note 10 in the section, “Notes to the Consolidated Financial Statements”. Gardner Denver Holdings, Inc. had no long-term debt obligations as of December 31, 2017 and 2016.

4. Contingencies

For a summary of contingencies, see Note 18 in the section, “Notes to the Consolidated Financial Statements”.