Form 10-Q
period 2018-03-31
GARDNER DENVER HOLDINGS, INC.
filed 2018-04-27
CIK 1699150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to__________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The registrant had outstanding 198,104,494 shares of Common Stock, par value $0.01 per share, as of April 24, 2018.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q.  Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and in this report, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

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

•
Potential governmental regulations restricting the use, and increased public attention to and litigation regarding the impacts of hydraulic fracturing or other processes on which it relies could reduce demand for our products.

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

•	Our success depends on our executive management and other key personnel.

Index
•	Credit and counterparty risks could harm our business,

•	If we are unable to develop new products and technologies, our competitive position may be impaired, which could materially and adversely affect our sales and market share.

•	Cost overruns, delays, penalties or liquidated damages could negatively impact our results, particularly with respect to fixed-price contracts for custom engineered products.

•
The risk of non-compliance with U.S. and foreign laws and regulations applicable to our international operations could have a significant impact on our results of operations, financial condition or strategic objectives.

•	U.S. Federal income tax reform could adversely affect us.

•	A significant portion of our assets consists of goodwill and other intangible assets, the value of which may be reduced if we determine that those assets are impaired.

•	Our business could suffer if we experience employee work stoppages, union and work council campaigns or other labor difficulties.

•	We are a defendant in certain asbestos and silica-related personal injury lawsuits, which could adversely affect our financial condition.

•	Acquisitions and integrating such acquisitions create certain risks and may affect our operating results.

•	A natural disaster, catastrophe or other event could result in severe property damage, which could adversely affect our operations.

•	Information systems failure may disrupt our business and result in financial loss and liability to our customers.

•	The nature of our products creates the possibility of significant product liability and warranty claims, which could harm our business.

•	Environmental compliance costs and liabilities could adversely affect our financial condition.

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

•
Despite our level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt, including off-balance sheet financing, contractual obligations and general and commercial liabilities.  This could further exacerbate the risks to our financial condition described above.

•
The terms of the credit agreement governing the Senior Secured Credit Facilities may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

•	Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Index
•
We utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable rate indebtedness and we will be exposed to risks related to counterparty credit worthiness or non-performance of these instruments.

•
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

All references to “we,” “us,” “our,” the “Company” or “Gardner Denver” in this Quarterly Report on Form 10-Q mean Gardner Denver Holdings, Inc. and its subsidiaries, unless the context otherwise requires.

Website Disclosure

We use our website www.gardnerdenver.com as a channel of distribution of Company information.  Financial and other important information regarding the Company is routinely accessible through and posted on our website.  Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.  In addition, you may automatically receive e-mail alerts and other information about Gardner Denver Holdings, Inc when you enroll your email address by visiting the “Email Alerts” section of our website at www.investors.gardnerdenver.com.  The contents of our website is not, however, a part of this Quarterly Report on Form 10-Q.

Index
PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	For the Three Month Period Ended March 31, 2018	For the Three Month Period Ended March 31, 2017
Revenues	$619.6	$481.7
Cost of sales	387.7	307.1
Gross Profit	231.9	174.6
Selling and administrative expenses	106.9	102.3
Amortization of intangible assets	30.9	27.6
Other operating expense, net	4.3	7.9
Operating Income	89.8	36.8
Interest expense	26.0	45.9
Other income, net	(2.0)	(0.5)
Income (Loss) Before Income Taxes	65.8	(8.6)
Provision (benefit) for income taxes	23.4	(1.6)
Net Income (Loss)	42.4	(7.0)
Less: Net income attributable to noncontrolling interests	-	0.1
Net Income (Loss) Attributable to Gardner Denver Holdings, Inc.	$42.4	$(7.1)
Basic earnings (loss) per share	$0.21	$(0.05)
Diluted earnings (loss) per share	$0.20	$(0.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	For the Three Month Period Ended March 31, 2018	For the Three Month Period Ended March 31, 2017
Comprehensive Income Attributable to Gardner Denver Holdings, Inc.
Net income (loss) attributable to Gardner Denver Holdings, Inc.	$42.4	$(7.1)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	51.4	25.7
Foreign currency losses, net	(17.0)	(3.9)
Unrecognized gains on cash flow hedges, net	11.4	3.0
Pension prior service cost and gain or loss, net	0.4	0.2
Total other comprehensive income, net of tax	46.2	25.0
Comprehensive income attributable to Gardner Denver Holdings, Inc.	$88.6	$17.9
Comprehensive Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$-	$0.1
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	-	-
Total other comprehensive income, net of tax	-	-
Comprehensive income attributable to noncontrolling interests	$-	$0.1
Total Comprehensive Income	$88.6	$18.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share amounts)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$353.8	$393.3
Accounts receivable, net of allowance for doubtful accounts of $19.5 and $18.7, respectively	541.6	536.3
Inventories	567.2	494.5
Other current assets	50.8	39.5
Total current assets	1,513.4	1,463.6
Property, plant and equipment, net of accumulated depreciation of $219.6 and $203.8, respectively	365.3	363.2
Goodwill	1,308.3	1,227.6
Other intangible assets, net	1,449.2	1,431.2
Deferred tax assets	1.1	1.0
Other assets	138.1	134.6
Total assets	$4,775.4	$4,621.2
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$21.1	$20.9
Accounts payable	284.6	269.7
Accrued liabilities	305.4	271.2
Total current liabilities	611.1	561.8
Long-term debt, less current maturities	2,034.0	2,019.3
Pensions and other postretirement benefits	100.2	99.8
Deferred income taxes	248.3	237.5
Other liabilities	214.1	226.0
Total liabilities	3,207.7	3,144.4
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 199,434,219 and 198,377,237 shares issued at March 31, 2018 and December 31, 2017, respectively	2.0	2.0
Capital in excess of par value	2,282.3	2,275.4
Accumulated deficit	(535.7)	(577.8)
Accumulated other comprehensive loss	(153.3)	(199.8)
Treasury stock at cost; 2,208,106 and 2,159,266 shares at March 31, 2018 and December 31, 2017, respectively	(27.6)	(23.0)
Total stockholders' equity	1,567.7	1,476.8
Total liabilities and stockholders' equity	$4,775.4	$4,621.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in millions)
(Unaudited)

For the Three Month Period Ended March 31, 2018
Number of Common Shares Issued (in millions)
Balance at beginning of period	198.4
Exercise of stock options	0.4
Issuance of common stock for stock-based compensation plans	0.6
Balance at end of period	199.4
Common Stock
Balance at beginning of period	$2.0
Exercise of stock options	-
Issuance of common stock for stock-based compensation plans	-
Balance at end of period	$2.0
Capital in Excess of Par Value
Balance at beginning of period	$2,275.4
Stock-based compensation	5.2
Exercise of stock options	3.3
Issuance of treasury stock for stock-based compensation plans	(1.6)
Balance at end of period	$2,282.3
Accumulated Deficit
Balance at beginning of period	$(577.8)
Net income attributable to Gardner Denver Holdings, Inc.	42.4
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2017-12)	(0.3)
Balance at end of period	$(535.7)
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(199.8)
Foreign currency translation adjustments, net	51.4
Foreign currency losses, net	(17.0)
Unrecognized losses on cash flow hedges, net	11.4
Pension and other postretirement prior service cost and gain or loss, net	0.4
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2017-12)	0.3
Balance at end of period	$(153.3)
Treasury Stock
Balance at beginning of period	$(23.0)
Purchases of treasury stock	(6.2)
Issuance of treasury stock for stock-based compensation plans	1.6
Balance at end of period	$(27.6)
Total Stockholders' Equity	$1,567.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	For the Three Month Period Ended March 31, 2018	For the Three Month Period Ended March 31, 2017
Cash Flows From Operating Activities:
Net income (loss)	$42.4	$(7.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangible assets	30.9	27.6
Depreciation in cost of sales	11.4	10.3
Depreciation in selling and administrative expenses	2.7	1.8
Stock-based compensation expense	3.4	-
Foreign currency transaction losses, net	2.6	0.6
(Gains) losses on asset and business disposals	(1.2)	3.0
Deferred income taxes	2.8	(6.2)
Changes in assets and liabilities:
Receivables	10.0	11.1
Inventories	(42.9)	(15.4)
Accounts payable	8.4	3.2
Accrued liabilities	2.0	(20.6)
Other assets and liabilities, net	(12.3)	(11.0)
Net cash provided by (used in) operating activities	60.2	(2.6)
Cash Flows From Investing Activities:
Capital expenditures	(10.1)	(16.4)
Net cash paid in business combinations	(94.9)	(0.3)
Disposals of property, plant and equipment	3.0	0.1
Net cash used in investing activities	(102.0)	(16.6)
Cash Flows From Financing Activities:
Principal payments on long-term debt	(5.3)	(6.1)
Purchase of treasury stock	(6.2)	(2.5)
Proceeds from stock option exercises	3.3	-
Purchase of shares from noncontrolling interests	-	(4.6)
Other	-	(0.1)
Net cash used in financing activities	(8.2)	(13.3)
Effect of exchange rate changes on cash and cash equivalents	10.5	2.3
Net decrease in cash and cash equivalents	(39.5)	(30.2)
Cash and cash equivalents, beginning of period	393.3	255.8
Cash and cash equivalents, end of period	$353.8	$225.6
Supplemental Cash Flow Information
Cash paid for income taxes	$13.8	$9.3
Cash paid for interest	$25.7	$51.6
Capital expenditures in accounts payable	$6.0	$5.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except share and per share amounts)
(Unaudited)

Note 1. Condensed Consolidated Financial Statements

Basis of Presentation

Gardner Denver Holdings, Inc. is a holding company whose operating subsidiaries are Gardner Denver, Inc. (“GDI”) and certain of GDI’s subsidiaries.  GDI is a diversified, global manufacturer of highly engineered, application-critical flow control products and provider of related aftermarket parts and services. The accompanying condensed consolidated financial statements include the accounts of Gardner Denver Holdings, Inc. and its majority-owned subsidiaries (collectively referred to herein as “Gardner Denver” or the “Company”).  The financial information presented as of any date other than December 31, 2017 has been prepared from the books and records of the Company without audit.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of adjustments associated with acquisition accounting and normal recurring adjustments, necessary for the fair presentation of such financial statements.  All intercompany transactions and accounts have been eliminated in consolidation.

The Company’s unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”).

The results of operations for the three month period ended March 31, 2018 is not necessarily indicative of the results to be expected for the full year.  The balance sheet as of December 31, 2017 has been derived from the Company’s audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.

In May 2017, the Company sold a total of 47,495,000 shares of common stock in an initial public offering of shares of common stock.  On November 15, 2017, the Company completed a secondary offering for a total of 25,300,000 shares of common stock held by affiliates of Kohlberg Kravis Roberts & Co. L.P.  After completion of the initial public offering and the secondary offering, affiliates of Kohlberg Kravis Roberts & Co. L.P. continue to control a majority of the voting power of the Company’s common stock.  As a result, the Company is considered a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”).

Prior Year Reclassification

In the first quarter of fiscal year 2018, the Company adopted the provisions of ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net periodic Postretirement Benefit Cost (“ASU 2017-07”).  The reclassification of certain prior year amounts as a result of the adoption of ASU 2017-07 is detailed below in the section “Adopted Accounting Standard Updates” within this Note 1 “Condensed Consolidated Financial Statements.”

Adopted Accounting Standard Updates (“ASU”)

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) using the modified retrospective approach.  Under the modified retrospective approach, the Company is required to recognize the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings as of January 1, 2018, the date of initial application.  The cumulative effect of initially applying ASC 606 was immaterial to the Condensed Consolidated Financial Statements, therefore the Company did not record a cumulative transition adjustment.

Index
In conjunction with adoption of ASC 606, the Company updated its significant accounting policy related to revenue recognition disclosed in Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017. An overview of the Company’s revenue recognition policy under ASC 606 is included in Note 12 “Revenue from Contracts with Customers.”

Results for the three month period ended March 31, 2018 is presented under ASC 606.  Prior periods are not adjusted and will continue to be reported in accordance with ASC 605 Revenue Recognition (“ASC 605”).  However, during fiscal year 2018, the Company is required to provide additional disclosures presenting the amount by which each 2018 financial statement line item was affected as a result of applying ASC 606 and an explanation of significant changes in order to present 2018 on a comparative basis under ASC 605.

The following tables summarize the impacts of adopting ASC 606 on the Company’s Condensed Consolidated Financial Statements for the three month period ended March 31, 2018.

Condensed Consolidated Statements of Operations			Balance Without
	As Reported	Adjustments	Adoption of ASC 606
Revenues	$619.6	$(3.9)	$615.7
Cost of sales	387.7	(2.7)	385.0
Provision (benefit) for income taxes	23.4	(0.3)	23.1
Net Income (Loss)	42.4	(0.9)	41.5

Condensed Consolidated Balance Sheets			Balance Without
	As Reported	Adjustments	Adoption of ASC 606
Assets
Inventories	$567.2	$2.7	$569.9
Other current assets(1)	50.8	(2.7)	48.1

Liabilities and Stockholders' Equity
Accrued liabilities	305.4	0.9	306.3
Accumulated deficit	(535.7)	(0.9)	(536.6)

(1)
Adjustment represents “Contract assets”.  See Note 12 “Revenue from Contracts with Customers” for an explanation of the Contract assets account included in “Other Current assets” in the Condensed Consolidated Balance Sheets.

ASU 2017-07 Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

The Company adopted FASB ASU 2017-07 on January 1, 2018, the adoption date.  The Company applied ASU 2017-07 retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement and prospectively for the capitalization of the service cost component of net periodic benefit cost in assets.  ASU 2017-07 allows the Company to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements.  Applying the practical expedient, the Company reclassified $0.1 million of expense from “Selling and administrative expenses” to “Other income, net” within the Condensed Consolidated Statements of Operations for the three month period ended March 31, 2017.

ASU 2017-12 Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities

The Company early adopted FASB ASU 2017-12, Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”) on January 1, 2018, the adoption date, using the modified retrospective approach.  As of the adoption date, the Company was the fixed rate payor on 12 interest rate swap contracts that fixed the LIBOR-based index used to determine the interest rates charged on a total of $1,125.0 million of the Company’s LIBOR-based variable rate borrowings.  The Company recorded a cumulative-effect adjustment on the adoption date increasing the opening balance of the “Accumulated deficit” line of the Condensed Consolidated Balance Sheets by $0.3 million and decreasing the “Accumulated Other Comprehensive Loss” line of the Condensed Consolidated Balance Sheets by $0.3 million.

Index
Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The amendments in this update will replace most of the existing GAAP lease accounting guidance in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The ASU is effective for public companies beginning in the first quarter of 2019.  The ASU requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  During March 2018 the FASB approved amendments to create an optional transition method that will provide an option to use the effective date of Topic 842 as the date of initial application of the transition. The Company is currently assessing the impact of this ASU on its condensed consolidated financial statements and evaluating the method of adoption.

In March 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users.  However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires the effect of a change in tax laws or rates be included in income from continuing operations is not affected.  The ASU is effective for public companies beginning in the first quarter of 2019.  The Company is currently assessing the impact of this ASU on its condensed consolidated financial statements.

Note 2. Business Combinations

Acquisition of Runtech Systems Oy

On February 8, 2018, the Company acquired 100% of the stock of Runtech Systems Oy (“Runtech”), a leading global manufacturer of turbo vacuum technology systems and optimization solutions for industrial applications.  The Company acquired all of the assets and assumed certain liabilities of Runtech for total cash consideration of $94.9 million, net of cash acquired.  The revenues and operating income of Runtech are included in the Company’s consolidated financial statements from the acquisition date and are included in the Industrials segment.  The preliminary purchase price allocation resulted in the recording of $63.6 million of goodwill and $31.3 million of amortizable intangible assets as of the acquisition date.  None of the goodwill resulting from this acquisition is deductible for tax purposes.

Acquisition of LeROI Compressors

On June 5, 2017, the Company acquired 100% of the stock of LeROI Compressors (“LeROI”), a leading North America manufacturer of gas compression equipment and solutions for vapor recovery, biogas, and other process and industrials applications.  The Company acquired all of the assets and assumed certain liabilities of LeROI for total cash consideration of $20.4 million, net of cash acquired.  Included in the cash consideration is an indemnity holdback of $1.9 million recorded in “Accrued liabilities” and expected to be paid by the end of 2021.  The revenues and operating income of LeROI are included in the Company’s condensed consolidated financial statements from the acquisition date and are included in the Industrials segment.  None of the goodwill resulting from this acquisition is deductible for tax purposes.

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

Index
Acquisition Revenues and Operating Income

Included in the financial statements for these acquisitions subsequent to their date of acquisition was revenue and operating income of $15.2 million and $0.4 million, respectively, for the three month period ended March 31, 2018.  No revenue or operating income was recorded for these acquisitions in the Condensed Consolidated Statement of Operations for the three month period ended March 31, 2017.

Pro forma information regarding these acquisitions have not been provided as they did not have a material impact on our consolidated results of operations individually or in the aggregate.

Note 3. Restructuring

Industrials Restructuring Program

The Industrials restructuring program in the Industrials segment, announced in the third quarter of 2014 and revised and expanded during the second quarter of 2016, was substantially completed as of December 31, 2017.  Through December 31, 2017, $38.5 million had been charged to expense through “Other operating expense, net” in the Condensed Consolidated Statements of Operations.  The Company does not anticipate any material future expense related to the Industrials restructuring program and any remaining liabilities will be paid as contractually obligated.

Energy Restructuring Program

The Energy restructuring program in the Energy segment, announced in the fourth quarter of 2016, was substantially completed as of December 31, 2017.  Through December 31, 2017, $6.3 million had been charged to expense through “Other operating expense, net” in the Condensed Consolidated Statements of Operations.  The Company does not anticipate any material future expense related to the Energy restructuring program and any remaining liabilities will be paid as contractually obligated.

Medical Restructuring Program

The Medical restructuring program in the Medical segment, announced in the fourth quarter of 2016, was substantially completed as of December 31, 2017.  Through December 31, 2017, $3.2 million had been charged to expense through “Other operating expense, net” in the Condensed Consolidated Statements of Operations.  The Company does not anticipate any material future expense related to the Medical restructuring program and any remaining liabilities will be paid as contractually obligated.

The activity associated with the Company’s restructuring programs for the three month period ended March 31, 2018 was immaterial.

The following table summarizes the activity associated with the Company’s restructuring programs by segment for the three month period ended March 31, 2017.

	Industrials Program	Energy Program	Medical Program	Total
Balance at December 31, 2016	$11.1	$5.6	$4.2	$20.9
Charged to expense - Termination benefits	0.6	(0.2)	(0.1)	0.3
Charged to expense - Other	0.8	0.6	-	1.4
Payments	(4.6)	(2.1)	(0.5)	(7.2)
Other, net	0.1	(0.1)	0.1	0.1
Balance at March 31, 2017	$8.0	$3.8	$3.7	$15.5

As of March 31, 2018, restructuring reserves of $4.1 million are included in “Accrued liabilities” and restructuring reserves of $0.2 million are included in “Other liabilities” in the Condensed Consolidated Balance Sheets.  As of December 31, 2017, restructuring reserves of $6.5 million were included in “Accrued liabilities” and restructuring reserves of $0.2 million were included in “Other liabilities” in the Condensed Consolidated Balance Sheets.

Index
Note 4. Inventories

Inventories as of March 31, 2018 and December 31, 2017 consisted of the following.

	March 31, 2018	December 31, 2017
Raw materials, including parts and subassemblies	$388.1	$362.6
Work-in-process	79.7	57.9
Finished goods	86.0	60.6
	553.8	481.1
Excess of LIFO costs over FIFO costs	13.4	13.4
Inventories	$567.2	$494.5

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill attributable to each reportable segment for the three month period ended March 31, 2018 is presented in the table below.

	Industrials	Energy	Medical	Total
Balance as of December 31, 2017	$561.6	$460.2	$205.8	$1,227.6
Acquisition	63.6	-	-	63.6
Foreign currency translation	9.6	4.9	2.6	17.1
Balance as of March 31, 2018	$634.8	$465.1	$208.4	$1,308.3

On February 8, 2018, the Company acquired Runtech which is included in the Industrials segment.  The excess of the purchase price over the estimated fair values of tangible assets, identifiable assets, and assumed liabilities was recorded as goodwill.  As of March 31, 2018, the preliminary purchase price allocation resulted in a total of $63.6 million of goodwill.  The allocation of the purchase price is preliminary and subject to refinement based on final fair values of the identified assets acquired and liabilities assumed.

As of March 31, 2018, goodwill included $563.9 million of accumulated impairment losses within the Energy segment since the date of the transaction in which the Company was acquired by an affiliate of Kohlberg Kravis Roberts & Co. L.P. on July 30, 2013 (the “KKR Transaction”).  There were no goodwill impairment charges recorded during the three month period ended March 31, 2018.

Index
Other intangible assets as of March 31, 2018 and December 31, 2017 consisted of the following.

	March 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists and relationships	$1,248.7	$(507.0)	$1,226.8	$(473.0)
Technology	23.3	(4.3)	8.1	(4.0)
Trademarks	38.4	(11.5)	30.3	(10.6)
Backlog	70.5	(67.4)	65.5	(65.5)
Other	55.3	(25.5)	53.6	(23.5)
Unamortized intangible assets:
Trademarks	628.7	-	623.5	-
Total other intangible assets	$2,064.9	$(615.7)	$2,007.8	$(576.6)

Amortization of intangible assets was $30.9 million for the three month period ended March 31, 2018 and $27.6 million for the three month period ended March 31, 2017.

Amortization of intangible assets is anticipated to be approximately $125.1 million annually in 2019 through 2023 based upon exchange rates as of March 31, 2018.

Note 6. Accrued Liabilities

Accrued liabilities as of March 31, 2018 and December 31, 2017 consisted of the following.

	March 31, 2018	December 31, 2017

Salaries, wages and related fringe benefits	$86.4	$97.3
Restructuring	4.1	6.5
Taxes	48.2	34.5
Contract liabilities(1)	82.3	42.7
Product warranty	24.3	22.3
Accrued interest	0.9	0.8
Other	59.2	67.1
Total accrued liabilities	$305.4	$271.2

(1)
For purposes of comparability, “Advance payments on sales contracts” as of December 31, 2017 was reclassified to “Contract liabilities.”  See Note 12 “Revenue from Contracts with Customers” for an explanation of the Contract liabilities account included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

Index
A reconciliation of the changes in the accrued product warranty liability for the three month periods ended March 31, 2018 and 2017 are as follows.

	For the Three Month Period Ended March 31, 2018	For the Three Month Period Ended March 31, 2017

Balance at beginning of period	$22.3	$21.7
Product warranty accruals	6.1	5.9
Settlements	(5.4)	(5.4)
Charged to other accounts(1)	1.3	0.3
Balance at end of period	$24.3	$22.5

(1)
Includes primarily the effects of foreign currency translation adjustments for the Company’s subsidiaries with functional currencies other than the USD and changes in the accrual related to acquisitions.

Note 7. Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three month periods ended March 31, 2018 and 2017.

	Pension Benefits		Other Postretirement
	U.S. Plans	Non-U.S. Plans	Benefits
	For the Three Month Period Ended March 31, 2018	For the Three Month Period Ended March 31, 2018	For the Three Month Period Ended March 31, 2018

Service cost	$-	$0.5	$-
Interest cost	0.5	1.9	-
Expected return on plan assets	(1.2)	(3.0)	-
Recognition of:
Unrecognized prior service cost	-	-	-
Unrecognized net actuarial loss	-	0.5	-
	$(0.7)	$(0.1)	$-

Index
	Pension Benefits		Other Postretirement
	U.S. Plans	Non-U.S. Plans	Benefits
	For the Three Month Period Ended March 31, 2017	For the Three Month Period Ended March 31, 2017	For the Three Month Period Ended March 31, 2017

Service cost	$-	$0.4	$-
Interest cost	0.6	1.9	-
Expected return on plan assets	(1.1)	(2.5)	-
Recognition of:
Unrecognized prior service cost	-	-	-
Unrecognized net actuarial loss	-	1.2	-
	$(0.5)	$1.0	$-

The components of net periodic benefit cost other than the service cost component are included in “Other income, net” in the Condensed Consolidated Statements of Operations.

Note 8. Debt

The Company’s debt as of March 31, 2018 and December 31, 2017 is summarized as follows.

	March 31, 2018	December 31, 2017

Short-term borrowings	$-	$-
Long-term debt:
Revolving credit facility, due 2020	$-	$-
Receivables financing agreement, due 2020	-	-
Term loan denominated in U.S. dollars, due 2024(1)	1,279.1	1,282.3
Term loan denominated in Euros, due 2024(2)	753.9	735.9
Capitalized leases and other long-term debt	26.7	26.9
Unamortized debt issuance costs	(4.6)	(4.9)
	2,055.1	2,040.2
Current maturities of long-term debt	21.1	20.9
Total long-term debt, net	$2,034.0	$2,019.3

(1)	As of March 31, 2018, the applicable interest rate was 5.05% and the weighted-average interest rate was 4.46% for the three month period ended March 31, 2018.

(2)	As of March 31, 2018, the applicable interest rate was 3.00% and the weighted-average interest rate was 3.00% for the three month period ended March 31, 2018.

Index
Senior Secured Credit Facilities

In connection with the KKR transaction, the Company entered into a senior secured credit agreement with UBS AG, Stamford Branch, as administrative agent, and other agents and lenders party thereto (the “Senior Secured Credit Facilities”) on July 30, 2013.

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

The borrower of the Dollar Term Loan Facility and the Euro Term Loan Facility is Gardner Denver, Inc.  Prior to the Company entering into Amendment No. 1, GD German Holdings II GmbH became an additional borrower and successor in interest to Gardner Denver Holdings GmbH & Co. KG. GD German Holdings II GmbH, GD First (UK) Limited and Gardner Denver, Inc. are the listed borrowers under the Revolving Credit Facility. The Revolving Credit Facility includes borrowing capacity available for letters of credit up to $200.0 million and for borrowings on same-day notice, referred to as swingline loans. As of March 31, 2018, the Company had $7.4 million of outstanding letters of credit under the Revolving Credit Facility and unused availability of $352.6 million.

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

Index
Interest Rate and Fees

Borrowings under the Dollar Term Loan Facility, the Euro Term Loan Facility and the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) the greater of LIBOR for the relevant interest period or 0.00% per annum, in each case adjusted for statutory reserve requirements, plus an applicable margin or (b) a base rate (the ‘‘Base Rate’’) equal to the highest of (1) the rate of interest publicly announced by the administrative agent as its prime rate in effect at its principal office in Stamford, Connecticut, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month, adjusted for statutory reserve requirements, plus 1.00%, in each case, plus an applicable margin. The applicable margin for (i) the Dollar Term Loan Facility is 2.75% for LIBOR loans and 1.75% for Base Rate loans, (ii) the Revolving Credit Facility is 2.75% for LIBOR loans and 1.75% for Base Rate loans and (iii) the Euro Term Loan is 3.00% for LIBOR loans.

The applicable margins under the Revolving Credit Facility may decrease based upon our achievement of certain Consolidated Senior Secured Debt to Consolidated EBITDA Ratios. In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay a commitment fee of 0.50% per annum to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The commitment fee rate was reduced to 0.375% because our Consolidated Senior Secured Debt to Consolidated EBITDA Ratio is less than or equal to 3.0 to 1.0. The Company must also pay customary letter of credit fees.

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

Receivables Financing Agreement

In May 2016, the Company entered into the Receivables Financing Agreement, providing for aggregated borrowing of up to $75.0 million governed by a borrowing base. The Receivables Financing Agreement provides for a lower cost alternative in the issuance of letters of credit with the remaining unused capacity providing additional liquidity.  On June 30, 2017, the Company signed the first amendment of the Receivables Financing Agreement which increased the aggregated borrowing capacity by $50.0 million to $125.0 million governed by a borrowing base and extended the term to June 30, 2020.  The Receivables Financing Agreement terminates on June 30, 2020, unless terminated earlier pursuant to its terms.  As of March 31, 2018, the Company had no outstanding borrowings under the Receivables Financing Agreement and $33.3 million of letters of credit outstanding. As of March 31, 2018 there was $72.3 million of capacity available under the Receivables Financing Agreement.

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

Index
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

Note 9. Stock-Based Compensation Plans

2013 Stock Incentive Plan

The Company adopted the 2013 Stock Incentive Plan (“2013 Plan”) on October 14, 2013 as amended on April 27, 2015 under which the Company may grant stock-based compensation awards to employees, directors and advisors.  The total number of shares available for grant under the 2013 Plan and reserved for issuance was 20.9 million shares.  All stock options were granted to employees, directors, and advisors with an exercise price equal to the fair value of the Company’s per share common stock at the date of grant.  Following the Company’s initial public offering, the Company may grant stock-based compensation awards pursuant to the 2017 Plan (defined below) and ceased granting new awards pursuant to the 2013 Plan.

Stock options awards under the 2013 Plan vest over either three, four or five years with 50% of each award vesting based on time and 50% of each award vesting based on the achievement of certain financial targets.

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

2017 Omnibus Incentive Plan

In May 2017, the Company’s Board approved the 2017 Omnibus Incentive Plan (“2017 Plan”) under which the Company may grant stock-based compensation awards to employees, directors and advisors.  The total number of shares originally available for grant under the 2017 Plan and reserved for issuance was 8.6 million shares.  Any shares of common stock subject to outstanding awards granted under the Company’s 2013 Stock Incentive Plan that, after the effective date of the 2017 Plan, expire or are otherwise forfeited or terminated in accordance with their terms are also available for grant under the 2017 Plan.  As of March 31, 2018, 7.9 million shares are available for grant under the 2017 Plan.  All stock option awards were granted to employees, directors, and advisors with an exercise price equal to the fair value per share of the Company’s common stock at the date of grant.   All restricted stock awards were granted to employees, directors, and advisors with a price equal to fair value per share of the Company’s common stock at the date of the grant.

Stock options and restricted stock unit awards under the 2017 Plan generally vest over either four or five years based on time.

Certain stock awards under the 2013 Plan are expected to be settled in cash (stock appreciation rights “SAR”) and are accounted for as liability awards. As of March 31, 2018, a liability of approximately $15.0 million for SARs is included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

Under the 2013 and 2017 Plans, the Company recognized stock-based compensation expense of approximately $3.4 million for the three months ended March 31, 2018.  The $3.4 million of stock-based compensation includes expense for modifications of equity awards for certain former employees of $3.8 million and expense for equity awards granted under the 2013 Plan and 2017 Plan of $1.4 million reduced by a benefit for a reduction in the liability for SARs of $1.8 million.

Index
The $3.8 million stock-based compensation for modifications for the three month period ended March 31, 2018 provided continued vesting through scheduled vesting dates and extended expiration dates for certain former employees.  The incremental stock-based compensation was determined using the Black-Scholes option pricing model based on assumptions which included expected lives of 1.00 to 1.25 years, a risk-free interest rate of 2.03%, assumed volatility of 26.8% to 27.3% and an expected dividend rate of 0.0%.  These costs are included in “Other operating expense, net” in the Condensed Consolidated Statements of Operations.

As of March 31, 2018, there was $28.1 million of total unrecognized compensation expense related to outstanding stock options and restricted stock unit awards.

Stock Option Awards

A summary of the Company’s stock option (including SARs) activity for the three month period ended March 31, 2018 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Exercise Price (per share)
Outstanding at December 31, 2017	12,834	$9.54
Granted	766	$32.06
Exercised or settled	(391)	$8.42
Forfeited	(85)	$8.43
Outstanding at March 31, 2018	13,124	$10.89
Vested at March 31, 2018	9,068	$9.07

The following assumptions were used to estimate the fair value of options granted (excluding previously disclosed modified awards) during the three month period ended March 31, 2018 using the Black-Scholes option-pricing model.

Three Month Period Ended March 31, 2018
Assumptions:
Expected life of options (in years)	7.00 - 7.50
Risk-free interest rate	2.9%
Assumed volatility	35.1 - 35.4%
Expected dividend rate	0.0%

Index
Restricted Stock Unit Awards

A summary of the Company’s restricted stock unit activity for the three month period ended March 31, 2018 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2017	-	$-
Granted	337	$32.06
Vested	-	$-
Forfeited	-	$-
Non-vested at March 31, 2018	337	$32.06

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

The before tax income (loss) and related income tax effect are as follows.

	For the Three Month Period Ended March 31, 2018			For the Three Month Period Ended March 31, 2017
	Before-Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount
Foreign currency translation adjustments, net	$51.4	$-	$51.4	$25.7	$-	$25.7
Foreign currency (losses) gains, net	(21.7)	4.7	(17.0)	(6.2)	2.3	(3.9)
Unrecognized gains (losses) on cash flow hedges, net	15.1	(3.7)	11.4	4.9	(1.9)	3.0
Pension and other postretirement benefit prior service cost and gain or loss, net	(1.2)	1.6	0.4	(0.1)	0.3	0.2
Other comprehensive income	$43.6	$2.6	$46.2	$24.3	$0.7	$25.0

Index
Changes in accumulated other comprehensive (loss) income by component for the three month periods ended March 31, 2018 and 2017 are presented in the following table(1).

	Cumulative Currency Translation Adjustment	Foreign Currency Gains and (Losses)	Unrealized (Losses) Gains on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total

Balance at December 31, 2017	$(166.6)	$37.0	$(29.8)	$(40.4)	$(199.8)
Other comprehensive income (loss) before reclassifications	51.4	(17.0)	7.8	-	42.2
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	3.6	0.4	4.0
Other comprehensive income (loss)	51.4	(17.0)	11.4	0.4	46.2
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2017-12)	-	-	0.3	-	0.3
Balance at March 31, 2018	$(115.2)	$20.0	$(18.1)	$(40.0)	$(153.3)

	Cumulative Currency Translation Adjustment	Foreign Currency Gains and (Losses)	Unrealized (Losses) Gains on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total

Balance at December 31, 2016	$(324.2)	$88.6	$(42.2)	$(64.6)	$(342.4)
Other comprehensive income (loss) before reclassifications	25.7	(3.9)	(0.2)	(0.5)	21.1
Amounts reclassified from accumulated other comprehensive income (loss)	-	-	3.2	0.7	3.9
Other comprehensive income (loss)	25.7	(3.9)	3.0	0.2	25.0
Balance at March 31, 2017	$(298.5)	$84.7	$(39.2)	$(64.4)	$(317.4)

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

Index
Reclassifications out of accumulated other comprehensive (loss) income for the three month periods ended March 31, 2018 and 2017 are presented in the following table:

Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
Details about Accumulated Other Comprehensive (Loss) Income Components	For the Three Month Period Ended March 31, 2018	For the Three Month Period Ended March 31, 2017	Affected Line in the Statement Where Net Income is Presented
Loss on cash flow hedges
Interest rate swaps	$4.8	$5.1	Interest expense
	4.8	5.1	Total before tax
	(1.2)	(1.9)	Income tax benefit
	$3.6	$3.2	Net of tax
Amortization of defined benefit pension and other postretirement benefit items	$0.5	$1.2	(1)
	0.5	1.2	Total before tax
	(0.1)	(0.5)	Income tax benefit
	$0.4	$0.7	Net of tax
Total reclassifications for the period	$4.0	$3.9	Net of tax

(1)	These components are included in the computation of net periodic benefit cost. See Note 7 “Pension and Other Postretirement Benefits” for additional details.

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

Index
Derivative Instruments

The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017.

		March 31, 2018
	Derivative Classification	Notional Amount (1)	Fair Value (1) Other Current Assets	Fair Value (1) Other Assets	Fair Value (1) Accrued Liabilities	Fair Value (1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash Flow	$1,125.0	$-	$-	$8.4	$23.2
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$19.3	$0.1	$-	$-	$-
Foreign currency forwards	Fair Value	$131.6	$-	$-	$0.3	$-

		December 31, 2017
	Derivative Classification	Notional Amount (1)	Fair Value (1) Other Current Assets	Fair Value (1) Other Assets	Fair Value (1) Accrued Liabilities	Fair Value (1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash Flow	$1,125.0	$-	$-	$16.1	$30.6
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$94.4	$-	$-	$1.2	$-

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

Gains and losses on derivatives designated as cash flow hedges included in the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three month periods ended March 31, 2018 and 2017 are as presented in the table below.  See Note 1 “Condensed Consolidated Financial Statements” for a discussion of the adoption of ASU 2017-12.

	For the Three Month Period Ended March 31, 2018	For the Three Month Period Ended March 31, 2017
Interest rate swap contracts(1)
Gain (loss) recognized in AOCI on derivatives	$10.3	$(0.2)
Loss reclassified from AOCI into income	(4.8)	(5.1)

(1)
Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income were included in “Interest expense” in the Condensed Consolidated Statements of Operations, the same income statement line item as the earnings effect of the hedged item.

As of March 31, 2018, the Company is the fixed rate payor on 12 interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $1,125.0 million of the Company’s LIBOR-based variable rate borrowings.  These contracts carry fixed rates ranging from 2.9% to 4.4% and have expiration dates ranging from 2018 to 2020.  These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments.  Based on LIBOR-based swap yield curves as of March 31, 2018, the Company expects to reclassify losses of $13.3 million out of AOCI into earnings during the next 12 months.  The Company’s LIBOR-based variable rate borrowings outstanding as of March 31, 2018 were $1,279.1 million and €611.9 million.

Index
The Company had three foreign currency forward contracts outstanding as of March 31, 2018 with notional amounts ranging from $19.3 million to $98.9 million.  These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates.  The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included in the “Other operating expense, net” line on the face of the Condensed Consolidated Statements of Operations.  The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty.  It is the Company’s practice to recognize the gross amounts in the Condensed Consolidated Balance Sheets.  The amount available to be netted is not material.

The Company’s (losses) gains on derivative instruments not designated as accounting hedges and total net foreign currency (losses) gains for the three month periods ended March 31, 2018 and 2017 were as follows:

	For the Three Month Period Ended March 31, 2018	For the Three Month Period Ended March 31, 2017
Losses on foreign currency forward contracts	$(1.0)	$(2.2)
Total foreign currency transaction losses, net	(2.6)	(0.6)

The Company has a significant investment in consolidated subsidiaries with functional currencies other than the USD, particularly the EUR.  The Company designated its Original Euro Term Loan as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies in 2017 until it was extinguished and replaced on August 17, 2017 by a €615.0 million Euro Term Loan, further described in Note 8 “Debt”.  On August 17, 2017, the Company designated the €615.0 million Euro Term Loan as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies.  As of March 31, 2018, the Euro Term Loan of €611.9 million remained designated.

For the period from January 1, 2017 to August 16, 2017, the Company designated two cross currency interest rate swaps, each with a USD notional amount of $100.0 million as hedges of its net investment in EUR functional subsidiaries. Both cross currency interest rate swaps were terminated on August 16, 2017.  The losses and gains from the change in the fair value of the designated net investment hedges were recorded through other comprehensive income.  The recorded Accumulated Other Comprehensive (Loss) Income at the termination of the cross currency interest rate swaps will remain in Accumulated Other Comprehensive (Loss) Income until there is a substantial liquidation of the Company’s net investment in subsidiaries with EUR functional currencies.

Index
The Company’s gains and (losses), net of income tax, associated with changes in the value of debt and designated cross currency interest rate swaps for the three month periods ended March 31, 2018 and 2017 and the net balance of such gains and (losses) included in accumulated other comprehensive (loss) income as of March 31, 2018 and 2017 were as follows.

	For the Three Month Period Ended March 31, 2018	For the Three Month Period Ended March 31, 2017
Losses, net of income tax, recorded through other comprehensive income	$(15.2)	$(3.9)
Balance included in accumulated other comprehensive income at March 31, 2018 and 2017, respectively	17.0	78.5

For the periods presented all cash flows associated with derivatives are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows.

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

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or more advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Index
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018.

	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards(1)	$-	$0.1	$-	$0.1
Trading securities held in deferred compensation plan(2)	6.0	-	-	6.0
Total	$6.0	$0.1	$-	$6.1
Financial Liabilities
Foreign currency forwards(1)	$-	$0.3	$-	$0.3
Interest rate swaps(3)	-	31.6	-	31.6
Deferred compensation plan(2)	6.0	-	-	6.0
Total	$6.0	$31.9	$-	$37.9

(1)	Based on calculations that use readily observable market parameters at their basis, such as spot and forward rates.

(2)	Based on the quoted price of publicly traded mutual funds which are classified as trading securities and accounted for using the mark-to-market method.

(3)
Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of March 31, 2018.  The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

Note 12. Revenue from Contracts with Customers

Overview

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method.  See Note 1 “Condensed Consolidated Financial Statements” for further discussion of the adoption.

The Company recognizes revenue when control is transferred to the customer.  The amount of revenue recognized includes adjustments for any variable consideration, such as rebates, sales discounts, liquidated damages, etc., which are included in the transaction price, and allocated to each performance obligation.  The variable consideration is estimated throughout the course of the contract using the Company’s best estimates. Judgements impacting variable consideration related to material rebate and sales discount programs, and significant contracts containing liquidated damage clauses are governed by robust management review processes.

The majority of the Company’s revenues are derived from short duration contracts and revenue is recognized at a single point in time when control is transferred to the customer, generally at shipment or when delivery has occurred or services have been rendered.

The Company has certain long duration contracts that require highly engineered solutions designed to customer specific applications. For contracts where the contractual deliverables have no alternative use and the contract termination clauses provide for the recovery of cost plus a reasonable margin, revenue is recognized over time based on the Company’s progress in satisfying the contractual performance obligations generally measured as the ratio of actual costs incurred to date to the estimated total costs to complete the contract. For contracts with termination provisions that do not provide for recovery of cost and a reasonable margin, revenue is recognized at a point in time, generally at shipment or delivery to the customer. Identification of performance obligations, determination of alterative use, assessment of contractual language regarding termination provisions, and estimation of total project costs are all significant judgements required in the application of ASC 606.

Contractual specifications and requirements may be modified.  The Company considers contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations.  In the event a contract modification is for goods or services that are not distinct in the contract, and therefore, form part of a single performance obligation that is partially satisfied as of the modification date, the effect of the contract modification on the transaction price and the Company’s measure of progress for the performance obligation to which it relates, is recognized on a cumulative catch-up basis.

Index
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Sales commissions are due at the earlier of collection of payment from customers or recognition of revenue.  Applying the practical expedient from ASC 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.  These costs are included in the “Selling and administrative expenses” line of the Condensed Consolidated Statements of Operations.

Disaggregation of Revenue

The following tables provide disaggregated revenue by reportable segment for the three month period ended March 31, 2018.

	Industrials	Energy	Medical	Total
Primary Geographic Markets
United States	$90.4	$165.4	$21.3	$277.1
Other Americas	21.2	27.5	0.9	49.6
Total Americas	$111.6	$192.9	$22.2	$326.7
EMEA	161.0	25.2	27.0	213.2
Asia Pacific	44.3	24.1	11.3	79.7
Total	$316.9	$242.2	$60.5	$619.6

Product Categories
Original equipment(1)	$215.6	$91.3	$58.1	$365.0
Aftermarket(2)	101.3	150.9	2.4	254.6
Total	$316.9	$242.2	$60.5	$619.6

Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$307.6	$239.0	$60.5	$607.1
Revenue recognized over time(4)	9.3	3.2	-	12.5
Total	$316.9	$242.2	$60.5	$619.6

(1)	Revenues from sales of capital equipment within the Industrials and Energy Segments and sales of components to original equipment manufacturers in the Medical Segment.

(2)	Revenues from sales of spare parts, accessories, other components and services in support of maintaining customer owned, installed base of the Company’s original equipment.

(3)
Revenues from short and long duration product and service contracts recognized at a point in time when control is transferred to the customer generally when products delivery has occurred and services have been rendered.

(4)
Revenues primarily from long duration ETO product contracts and certain contracts for delivery of a significant volume of substantially similar products recognized over time as contractual performance obligations are completed.

Performance Obligations

The majority of the Company’s contracts have a single performance obligation as the promise to transfer goods and/or services.  For contracts with multiple performance obligations, the Company utilizes observable prices to determine standalone selling price or cost plus margin if a standalone price is not available. The Company has elected to expense shipping and handling costs as incurred.

Index
The Company’s primary performance obligations include delivering standard or configured to order (“CTO”) goods to customers, designing and manufacturing a broad range of equipment customized to a customer’s specifications (Engineered to Order (“ETO”), rendering of services (maintenance and repair contracts), and certain extended or service type warranties. For incidental items that are immaterial in the context of the contract, costs are expensed as incurred or accrued at delivery.

As of March 31, 2018, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $157.4 million in the next twelve months and $64.6 million in periods thereafter. The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time, and service contracts with an original duration greater than one year.

Contract Balances

The following table provides the contract balances as of March 31, 2018 and December 31, 2017 presented on Condensed Consolidated Balance Sheets.

	March 31, 2018	December 31, 2017
Accounts receivable, net of allowance for doubtful accounts of $19.5 and $18.7, respectively	$541.6	$536.3
Contract assets	4.8	-
Contract liabilities	82.3	42.7

Accounts receivable - Amounts due where the Company’s right to receive cash is unconditional.

Contract assets – The Company’s rights to consideration for the satisfaction of performance obligations subject to constraints apart from timing.  Contract assets are transferred to receivables when the right to collect consideration becomes unconditional.  Contract assets are presented net of progress billings and related advances from customers.

Contract liabilities – Advance payments received from customers for contracts for which revenue is not yet recognized.  The increase in the contract liabilities account at March 31, 2018 from December 31, 2017 was due primarily to the acquisition of Runtech of $24.8 million and the impact of foreign currencies of $1.3 million. The remaining change is due to the timing of milestone payments received related to projects for production later this year, partially offset by contract liability balances converted to revenue in the period. Contract liability balances are generally recognized in revenue within twelve months.

Contract assets and liabilities are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period.  Contract assets and liabilities are presented net on a contract level, where required.

Payments from customer are generally due 30-60 days after invoicing. Invoicing for sales of standard products generally coincides with shipment or delivery of goods. Invoicing for CTO and ETO contracts typically follows a schedule for billing at contractual milestones. Payment milestones normally include down payments upon the contract signing, completion of product design, completion of customer’s preliminary inspection, shipment or delivery, completion of installation, and customer’s on-site inspection. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets.

The Company has elected the practical expedient from ASC 606-10-32-18 and does not adjust the transaction price for the effects of a financing component if, at contract inception, the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

Note 13. Income Taxes

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

Index
The Tax Act also establishes new tax laws that affected 2018, including, but not limited to, (1) reduction of the U.S. federal corporate tax rate from 35% to 21%; (2) elimination of the corporate alternative minimum tax (“AMT”); (3) the creation of the base erosion anti-abuse tax (“BEAT”), a new minimum tax; (4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to tax global intangible low-taxed income (“GILTI”), which allows for the possibility of using foreign tax credits (“FTC”) and a deduction of up to 50% to offset the income tax liability (subject to some limitations); (6) a new limitation on deductible interest expense; (7) the repeal of the domestic production activity deduction; (8) limitations on the deductibility of certain executive compensation; (9) limitations on the use of FTCs to reduce the U.S. income tax liability; and (10) limitations on net operating losses (“NOL”) generated after December 31, 2017, to 80% of taxable income.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, a company must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, a company should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

The Company has not completed the accounting for the income tax effects of certain elements of the Tax Act. If the Company was able to make reasonable estimates of the effects of elements for which an analysis is not yet complete, the Company recorded provisional adjustments, as described above. If the Company was not yet able to make reasonable estimates of the impact of certain elements, the Company has not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act. As the Company completes the accounting of the income tax effects of the Tax Act, the Company anticipates that additional charges or benefits may be recorded at such time as prescribed by ASC 740 and SAB 118, and as further information becomes available regarding the Tax Act, the Company may make further adjustments to the provisions that have been recorded in the financial statements. The Company also continues to examine the impact the Tax Act.

The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. While the Company was able to make a reasonable estimate of the impact of the reduction in corporate rate, that estimate may be affected by other analyses related to the Tax Act, including, but not limited to, a calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.  In the three month period ended March 31, 2018, no changes were made to the benefit recognized of $89.6 million in 2017. In addition, there was a $69.0 million benefit relating to the reduction of the ASC 740-30 liability also due to the change of the ending deferred tax rate for 2017.  These benefits taken in 2017 have not changed in three months ended March 31, 2018.   This as an estimate at March 31, 2018.

The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, the amount of non-U.S. income taxes paid on such earnings, and the impact of the accumulated overall foreign source loss on our ability to utilize foreign tax credits. The Company was able to make a reasonable estimate at year end 2017 for the Transition Tax and recorded a provisional Transition Tax obligation of $63.3 million. As a result of further technical guidance, an adjustment of additional tax expense of $7.9 million was made in the period relating to the Transition Tax.  This adjustment brings the total impact of Transition Tax to $71.3 million. The Company continues to gather additional information to more precisely compute the amount of the Transition Tax and therefore, this amount still an estimate as of March 31, 2018.

The Company’s accounting for the following elements of the Tax Act is incomplete, and the Company is not yet able to make reasonable estimates of the effects. Therefore, no provisional adjustments, other than the adjustment related to the effects of the Transitional Tax, were recorded related to ASC 740-30.

Due to complexities, the Company has not yet determined if a change to the policy concerning permanent reinvestment is required as a result of the new Tax Act. No additional adjustments relating to ASC 740-30 have been recorded in accordance with SAB 118.

For 2018, the Tax Act creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (“CFC”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.

Index
Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”).   The Company has determined that it will follow the period costs method (option 1 above) going forward.  The tax provision for the three month period ended March 31, 2018 reflects this decision.  All of the additional calculations and rule changes found in The Tax Act have been considered in the tax provision for the three month period ended March 31, 2018.

The following table summarizes the Company’s provision (benefit) for income taxes and effective income tax provision rate for the three month periods ended March 31, 2018 and 2017.

	For the Three Month Period Ended March 31, 2018	For the Three Month Period Ended March 31, 2017

Income (loss) before income taxes	$65.8	$(8.6)
Provision (benefit) for income taxes	$23.4	$(1.6)
Effective income tax benefit rate	35.6%	18.9%

The increase in the provision for income taxes and increase in the effective income tax provision rate for the three month period ended March 31, 2018 when compared to the same three month period of 2017 is primarily due to the change relating to Transition Tax imposed under the Tax Act of $7.9 million that increased the effective tax rate by approximately 12.0%. The remaining increase in the effective rate was due to the overall increase in forecasted global earnings when compared to the prior year.

Note 14. Supplemental Information

The components of “Other operating expense, net” for the three month periods ended March 31, 2018 and 2017 were as follows.

	For the Three Month Period Ended March 31, 2018	For the Three Month Period Ended March 31, 2017
Other Operating Expense, Net
Foreign currency transaction losses, net	$2.6	$0.6
Restructuring charges, net(1)	-	1.7
Environmental remediation expenses(2)	-	1.0
Stock-based compensation expense(3)	2.7	-
Shareholder litigation settlement recoveries(4)	(4.5)	-
Acquisition related expenses and non-cash charges(5)	3.0	0.8
(Gains) losses on asset and business disposals	(1.2)	3.0
Other, net	1.7	0.8
Total other operating expense, net	$4.3	$7.9

(1)	See Note 3 “Restructuring.”

Index
(2)	Estimated environmental remediation costs recorded on an undiscounted basis for a former production facility.

(3)
Represents stock-based compensation expense recognized for the three month period ended March 31, 2018 of $3.4 million reduced by a $0.7 million decrease in the accrual for employer taxes related to DSUs granted to employees at the date of the initial public offering.  Prior to the Company’s initial public offering which occurred in May 2017, no stock-based compensation expense was recorded because the Company’s repurchase rights created an implicit service period.

(4)	Represents an insurance recovery of the Company’ shareholder litigation settlement in 2014.

(5)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs and non-cash charges and credits arising from fair value purchase accounting adjustments.

Note 15. Contingencies

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

The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the Products described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, inherent uncertainties of litigation and future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case (discussed below), or other inability to collect from the Company’s historical insurers or indemnitors, could cause a different outcome. While the outcome of legal proceedings is inherently uncertain, based on presently known facts, experience, and circumstances, the Company believes that the amounts accrued on its balance sheet are adequate and that the liabilities arising from the asbestos and silica-related personal injury lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. “Accrued liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheet include a total litigation reserve of $102.8 million and $105.6 million as of March 31, 2018 and December 31, 2017, with respect to potential liability arising from the Company’s asbestos-related litigation. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity.

Index
The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has also pursued litigation against certain insurers or indemnitors, where necessary. The Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $96.4 million and $100.4 million as of March 31, 2018 and December 31, 2017, respectively, which was included in “Other assets” on the Consolidated Balance Sheets. During the three month period ended March 31, 2018, the Company received asbestos related insurance recoveries of $9.6 million, of which $4.0 million related to the recovery of indemnity payments, and was recorded as a reduction of the insurance recovery receivable in “Other assets” on the Condensed Consolidated Balance Sheets, and $5.6 million related to reimbursement of previously expensed legal defense costs, and was recorded as a reduction of “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations.

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

The Company has undiscounted accrued liabilities of $7.3 million and $7.5 million as of March 31, 2018 and December 31, 2017, respectively, on its Condensed Consolidated Balance Sheet to the extent costs are known or can be reasonably estimated for its remaining financial obligations for the environmental matters discussed above and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.

Index
Note 16. Segment Results

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

The Chief Operating Decision Maker (“CODM”) evaluates the performance of the Company’s reportable segments based on, among other measures, Segment Adjusted EBITDA. Management closely monitors the Segment Adjusted EBITDA of each reportable segment to evaluate past performance and actions required to improve profitability. Inter-segment sales and transfers are not significant. Administrative expenses related to the Company’s corporate offices and shared service centers in the United States and Europe, which includes transaction processing, accounting and other business support functions, are allocated to the business segments. Certain administrative expenses, including senior management compensation, treasury, internal audit, tax compliance, certain information technology, and other corporate functions, are not allocated to the business segments.

Index
The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Income (Loss) Before Income Taxes for the three month periods ended March 31, 2018 and 2017.

	For the Three Month Period Ended March 31, 2018	For the Three Month Period Ended March 31, 2017

Revenue
Industrials	$316.9	$248.0
Energy	242.2	178.3
Medical	60.5	55.4
Total Revenue	$619.6	$481.7
Segment Adjusted EBITDA
Industrials	$66.8	$47.2
Energy	68.0	38.5
Medical	15.9	14.6
Total Segment Adjusted EBITDA	$150.7	$100.3
Less items to reconcile Segment Adjusted EBITDA to
Income (Loss) Before Income Taxes(1):
Corporate expenses not allocated to segments(a)	$2.5	$8.2
Interest expense	26.0	45.9
Depreciation and amortization expense	45.0	39.7
Sponsor fees and expenses(b)	-	1.1
Restructuring and related business transformation costs(c)	4.5	8.6
Acquisition related expenses and non-cash charges(d)	4.6	0.7
Environmental remediation loss reserve(e)	-	1.0
Expenses related to public stock offerings(f)	1.4	1.3
Establish public company financial reporting compliance(g)	0.8	1.3
Stock-based compensation(h)	2.7	-
Foreign currency transaction losses, net	2.6	0.6
Shareholder litigation settlement recoveries(i)	(4.5)	-
Other adjustments(j)	(0.7)	0.5
Income (Loss) Before Income Taxes	$65.8	$(8.6)

(1)
The reconciling items for the three month period ended March 31, 2017 have been reclassified to conform to the methodology used in the three month period ended March 31, 2018, and include the following.

(a)	Includes insurance recoveries of asbestos legal fees of $5.6 million in the first quarter of 2018.

(b)	Represents management fees and expenses paid to the Company’s Sponsor.

Index
(c)	Restructuring and related business transformation costs consist of the following.

	For the Three Month Period Ended March 31, 2018	For the Three Month Period Ended March 31, 2017

Restructuring charges	$-	$1.7
Severance, sign-on, relocation and executive search costs	2.0	1.0
Facility reorganization, relocation and other costs	0.6	1.1
Information technology infrastructure transformation	-	0.7
(Gains) losses on asset and business disposals	(1.2)	3.0
Consultant and other advisor fees	2.6	0.4
Other, net	0.5	0.7
Total restructuring and related business transformation costs	$4.5	$8.6

(d)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs and non-cash charges and credits arising from fair value purchase accounting adjustments.  For the three month period ended March 31, 2018 and March 31, 2017, respectively, $3.0 million and $0.8 million, respectively, of acquisition related expenses and non-cash charges were recorded to the line “Other Operating Expense, net” in the Condensed Consolidated Statement of Operations.

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

(h)
Represents stock-based compensation expense recognized for the three month period ended March 31, 2018 of $3.4 million reduced by a $0.7 million decrease in the accrual for employer taxes related to DSUs granted to employees at the date of the initial public offering.  Prior to the Company’s initial public offering which occurred in May 2017, no stock-based compensation expense was recorded because the Company’s repurchase rights created an implicit service period.

(i)	Represents an insurance recovery of the Company’ shareholder litigation settlement in 2014.

(j)
Includes (i) the effects of the amortization of prior service costs and the amortization of gains in pension and other postretirement benefits (OPEB) expense, (ii) certain legal and compliance costs and (iii) other miscellaneous adjustments.

Note 17. Related Party Transactions

Affiliates of KKR participated as (i) a lender in the Company’s Senior Secured Credit Facilities discussed in Note 8, “Debt,” (ii) an underwriter in the Company’s initial public offering, and (iii) a provider of services for the fiscal year 2017 debt refinancing transaction.  KKR held a position in the Euro Term Loan Facility of €49.8 million as of March 31, 2018.

Index
The Company entered into a monitoring agreement, dated July 30, 2013, with KKR pursuant to which KKR will provide management, consulting and financial advisory services to the Company and its divisions, subsidiaries, parent entities and controlled affiliates.  Under the terms of the monitoring agreement the Company was, among other things, obligated to pay KKR (or such affiliate(s) as KKR designates) an aggregate annual management fee in the initial annual amount of $3.5 million, payable in arrears at the end of each fiscal quarter, plus upon request all reasonable out of pocket expenses incurred in connection with the provision of services under the agreement.  The management fee increases at a rate of 5% per year effective on January 1, 2014.  In May 2017, in connection with the Company’s initial public offering, the monitoring agreement was terminated.  The Company incurred management fees to KKR of $1.1 million and no out of pocket expenses for the three month period ended March 31, 2017.

Note 18. Earnings (Loss) Per Share

The computations of basic and diluted income (loss) per share are as follows.

	For the Three Month Period Ended March 31, 2018	For the Three Month Period Ended March 31, 2017

Net income (loss)	$42.4	$(7.0)
Less: Net income attributable to noncontrolling interests	-	0.1
Net income (loss) attributable to Gardner Denver Holdings, Inc.	$42.4	$(7.1)
Average shares outstanding:
Basic	201.6	148.5
Diluted	209.9	148.5
Earnings (loss) per share:
Basic	$0.21	$(0.05)
Diluted	$0.20	$(0.05)

The DSUs described in Note 15, “Stock-Based Compensation” of the Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended December 31, 2017 are considered outstanding shares for the purpose of computing basic earnings (loss) per share because they will become issued solely upon the passage of time.

For the three month period ended March 31, 2018, there were 0.7 million anti-dilutive shares that were not included in the computation of diluted earnings per share.  For the three month period ended March 31, 2017, there was 12.6 million potentially dilutive stock-based awards that were not included in the computation of diluted loss per share because their inclusion would be anti-dilutive.

Index
ITEM 2.	MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  Actual results may differ materially from those contained in any forward-looking statements.  You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Industrials Revenue

Our Industrials Segment Revenues are generated primarily through sales of air compression, vacuum and blower products to customers in multiple industries and geographies. A significant portion of our sales in the Industrials segment are made to independent distributors. The majority of Industrials segment revenues are derived from short duration contracts and revenue is recognized at a single point in time when control is transferred to the customer, generally at shipment or when delivery has occurred or services have been rendered.  Certain contracts may involve significant design engineering to customer specifications, and depending on the contractual terms, revenue is recognized either over the duration of the contract or at contract completion when equipment is delivered to the customer. Our large installed base of products in our Industrials segment drives demand for recurring aftermarket support services primarily composed of replacement parts sales to our distribution partners and, to a lesser extent, by directly providing replacement parts and repair and maintenance services to end customers. Revenue for services is recognized when services are performed. Historically, our shipments and revenues have peaked during the fourth quarter as our customers seek to fully utilize annual capital spending budgets.

Energy Revenue

Our Energy Segment Revenues are generated primarily through sales of positive displacement pumps, liquid ring vacuum pumps, compressors and integrated systems and engineered fluid loading and transfer equipment and associated aftermarket parts, consumables and services for use primarily in upstream, midstream, downstream and petrochemical end-markets across multiple geographies. The majority of Energy segment is derived from short duration contracts and revenue is recognized at a single point in time when control is transferred to the customer, generally at shipment or when delivery has occurred or services have been rendered. Certain contracts with customers in the mid- and downstream and petrochemical markets are higher sales value and often have longer lead times and involve more application specific engineering. Depending on the contractual terms, revenue is recognized either over the duration of the contract or at contract completion when equipment is delivered to the customer. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined to be probable. As a result, the timing of these contracts can result in significant variation in reported revenue from quarter to quarter. Our large installed base of products in our Energy segment drives demand for recurring aftermarket support services to customers, including replacement parts, consumables and repair and maintenance services. The mix of aftermarket to original equipment revenue within the Energy segment is impacted by trends in upstream energy activity in North America. Revenue for services is recognized when services are performed. In response to customer demand for faster access to aftermarket parts and repair services, we expanded our direct aftermarket service locations in our Energy segment, particularly in North American markets driven by upstream energy activity. Energy segment products and aftermarket parts, consumables and services are sold both directly to end customers and through independent distributors, depending on the product category and geography.

Medical Revenue

Our Medical Segment Revenues are generated primarily through sales of highly specialized gas, liquid and precision syringe pumps that are specified by medical and laboratory equipment suppliers for use in medical and laboratory applications. Our products are often subject to extensive collaborative design and specification requirements, as they are generally components specifically designed for, and integrated into, our customers’ products. Revenue is recognized when control is transferred to the customer, generally at shipment or when delivery has occurred. Our Medical segment has no substantive aftermarket revenues.

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

Other Operating Expense, Net

Other operating expense, net includes foreign currency gains and losses, restructuring charges, certain litigation and contract settlement losses and recoveries, environmental remediation, stock-based compensation expense and other miscellaneous operating expenses.

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

Index
Foreign Currency Fluctuations

A significant portion of our revenues, approximately 51% for the three month period ended March 31, 2018, were denominated in currencies other than the U.S. dollar. Because much of our manufacturing facilities and labor force costs are outside of the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.

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

Our exposure to upstream energy production levels, coupled with reduced exploration activity and the deferral of maintenance and growth capital expenditures by upstream energy companies, favorably impacted our financial results in the first three months of 2018.

The average daily closing of West Texas Intermediate spot market crude oil prices for the three month period ended March 31, 2018 increased to $62.47 from $51.77 in the same period in 2017. As a result, there has been increased exploration activity and capital expenditures by upstream energy companies. According to Baker Hughes, Inc., the average weekly U.S. land rig count increased to 966 during the three month period ended March 31, 2018 from 742 in 2017, and, according to Spears & Associates, Inc., the annual average monthly new wells drilled in the United States increased to 2,066 for the three month period ended March 31, 2018 compared to 1,666 in the same period in 2017. We have experienced increased demand for our upstream energy products and services in the three month period ended March 31, 2018.

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

Index
A key element of our business transformation initiatives are restructuring programs within our Industrials, Energy, and Medical segments. Restructuring charges, program related facility reorganization, relocation and other costs, and related capital expenditures were impacted most significantly by these business transformation initiatives. Under these restructuring programs, we incurred restructuring charges of $0.0 million and $1.7 million in the three month periods ended March 31, 2018 and 2017, respectively. These restructuring programs were completed in 2017. We generally expect that the savings associated with these restructuring programs will recover the associated costs within two to three years of such costs being incurred. In addition, we incurred program related facility reorganization, relocation and other costs of $4.5 million and $6.9 million in the three month periods ended March 31, 2018 and 2017, respectively.

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

In June 2017, within our Industrials segment, we acquired a leading North American manufacturer of gas compression equipment and solutions for vapor recovery, biogas and other process and industrial applications for approximately $20.4 million (inclusive of an indemnity holdback of $1.9 million recorded in “Accrued liabilities”).  In February 2018, within our industrials segment, we acquired a leading global manufacturer of turbo vacuum technology systems and optimization solutions for industrial applications for approximately $94.9 million net of cash acquired.

Included in the financial statements for these acquisitions subsequent to their date of acquisition was revenue and operating income of $15.2 million and $0.4 million, respectively, for the three month period ended March 31, 2018.  No revenue or operating income was recorded for these acquisitions in the Condensed Consolidated Statement of Operations for the three month period ended March 31, 2017.

Sponsor Management Fees and Expenses

Through the date of our initial public offering, our Sponsor charged an annual management fee, as well as fees and expenses for services provided.  In May, 2017, in connection with the Company’s initial public offering, the monitoring agreement was terminated.  Sponsor fees and expenses were $1.1 million for the three month periods ended March 31, 2017.

Stock-Based Compensation Expense

Under the terms of the 2013 Stock Incentive Plan and the 2017 Omnibus Incentive Plans stock-based compensation expense of $3.4 million recognized for the three month period ended March 31, 2018.  Prior to the Company’s initial public offering which occurred in May 2017, no stock-based compensation expense was recognized.

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that impact the fourth quarter of 2017 and full year 2018.

See Note 13 “Income Taxes” to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

Outlook

Industrials Segment

The mission-critical nature of our Industrials products across manufacturing processes drives a demand environment and outlook that are highly correlated with global and regional industrial production, capacity utilization and long-term GDP growth. In the United States and Europe, we are poised to continue benefiting from expected growth in real GDP, along with a continued rebound in industrial production activity in 2018. In APAC, despite the recent deceleration, GDP growth remains robust. In the first quarter of 2018, we had $337.8 million of orders in our Industrials segment, an increase of 18.2% over the first quarter of 2017, or a 9.6% increase on a constant currency basis.

Index
Energy Segment

Our Energy segment has a diverse range of equipment and associated aftermarket parts, consumables and services for a number of market sectors with energy exposure, spanning upstream, midstream, downstream and petrochemical applications. Demand for certain of our Energy products has historically corresponded to the supply and demand dynamics related to oil and natural gas products, and has been influenced by oil and natural gas prices, the level and intensity of hydraulic fracturing activity, rig count, drilling activity and other economic factors. These factors have caused the level of demand for certain of our Energy products to change at times (both positively and negatively) and we expect these trends to continue in the future. In the first quarter of 2018, we had $291.0 million of orders in our Energy segment, an increase of 19.3% over the first quarter of 2017, or a 16.2% increase on a constant currency basis.

An increased number of drilling rigs have reentered the market as crude oil prices have improved from low points observed during the first half of 2016 and the number of drilled but uncompleted wells has grown 84% from December 2013 to March 2018. Land rig count in the United States has increased 159% from 384 rigs in May 2016 to 993 rigs in March 2018 compared to a relatively flat rig count growth in the rest of the world over this same time period. This trend is expected to continue, as Spears & Associates, Inc. projects the U.S. land rig count to grow 16% from the first quarter of 2018 to the fourth quarter of 2018, compared to 5% for the rest of the world (excluding Canada) over this same time period. We believe we are well positioned to benefit from the expected growth in drilling rigs and improvements in crude oil prices. In addition, secular industry trends that are driving increased demand of newer, fit-for-purpose equipment with innovations that increase productivity. As a result of our expanded direct aftermarket service locations, particularly within North America, we believe we are well positioned to benefit from both the increasing intensity of hydraulic fracturing activity and the increase in the backlog of drilled but uncompleted wells.

Our midstream and downstream products provide relatively stable demand with attractive, long-term growth trends related to an expected increase in the production and transportation of hydrocarbons. Demand for our petrochemical industry products correlates with growth in the development of new petrochemical plants as well as activity levels therein. Advancements in the development of unconventional natural gas resources in North America over the past decade have resulted in the abundant availability of locally sourced natural gas as feedstock for petrochemical plants in North America, supporting long-term growth.

Medical Segment

During 2016, we focused on the development and introduction of new products and applications to access the liquid pump market, leveraging our technology and expertise in gas pumps. We believe 2017 was a transition year; while a large customer has elected to dual source its requirements for gas pumps, we expanded into the liquid pump market and diversified our customer base. Entering 2018, we believe that demand for products and services in the Medical space will continue to benefit from attractive secular growth trends in the aging population requiring medical care, emerging economies modernizing and expanding their healthcare systems and increased investment globally in health solutions. In addition, we expect growing demand for higher healthcare efficiency, requiring premium and high performance systems. In the first quarter of 2018, we had $75.0 million of orders in our Medical segment, an increase of 18.6% over the first quarter of 2017, or a 10.8% increase on a constant currency basis.

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

See “Non-GAAP Financial Measures” below for reconciliation information.

Results of Operations

Consolidated results should be read in conjunction with the segment results section herein and Note 16 “Segment Results” of our unaudited Consolidated Financial Statements included elsewhere in this report, which provides more detailed discussions concerning certain components of our Condensed Consolidated Statements of Operations.  All intercompany accounts and transactions have been eliminated within the consolidated results.

Index
The following table presents selected Consolidated Results of Operations of our business for the three month periods ended March 31, 2018 and 2017.

	For the Three Month Period Ended March 31, 2018	For the Three Month Period Ended March 31, 2017
Condensed Consolidated Statement of Operations:
Revenues	$619.6	$481.7
Cost of sales	387.7	307.1
Gross profit	231.9	174.6
Selling and administrative expenses	106.9	102.3
Amortization of intangible assets	30.9	27.6
Other operating expense, net	4.3	7.9
Operating income	89.8	36.8
Interest expense	26.0	45.9
Other income, net	(2.0)	(0.5)
Income (loss) before income taxes	65.8	(8.6)
Provision (benefit) for income taxes	23.4	(1.6)
Net income (loss)	42.4	(7.0)
Less: Net income attributable to noncontrolling interest	-	0.1
Net income (loss) attributable to Gardner Denver Holdings, Inc.	$42.4	$(7.1)

Percentage of Revenues:
Gross profit	37.4%	36.2%
Selling and administrative expenses	17.3%	21.2%
Operating income	14.5%	7.6%
Net income (loss)	6.8%	(1.5%)
Adjusted EBITDA	23.9%	19.1%

Other Financial Data:
Adjusted EBITDA(1)	148.2	92.1
Adjusted Net Income (1)	80.7	20.1
Cash flows - operating activities	60.2	(2.6)
Cash flows - investing activities	(102.0)	(16.6)
Cash flows - financing activities	(8.2)	(13.3)
Free Cash Flow (1)	50.1	(19.0)

(1)	See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the nearest GAAP measure.

Revenues

Revenues for the three month period ended March 31, 2018 were $619.6 million, an increase of $137.9 million, or 28.6%, compared to $481.7 million for the same three month period in 2017.  The increase in revenues was due primarily to higher revenues from upstream energy exposed markets in our Energy Segment (11.7% or $56.3 million), higher volume in our Industrials segment including acquisitions as well as higher volume in the other markets in our Energy segment and our Medical segment (9.3% or $44.7 million), the favorable impact of foreign currencies (6.7% or $32.2 million), and improved pricing in our Industrials and Medical segments (1.0% or $4.7 million).  The percentage of consolidated revenues derived from aftermarket parts and services was 41.1% in the three month period ended March 31, 2018 compared to 44.8% in the same three month period in 2017.

Index
Gross Profit

Gross profit for the three month period ended March 31, 2018 was $231.9 million, an increase of $57.3 million, or 32.8%, compared to $174.6 million for the same three month period in 2017, and as a percentage of revenues was 37.4% for the three month period ended March 31, 2018 and 36.2% for the same three month period in 2017.  The increase in gross profit reflects higher revenues from upstream energy exposed markets, higher volume in our Industrials segment including acquisitions, higher volume in the other markets in our Energy segment and our Medical segment, and improved pricing in our Industrials and Medical segments.

Selling and Administrative Expenses

Selling and administrative expenses were $106.9 million for the three month period ended March 31, 2018, an increase of $4.6 million, or 4.5%, compared to $102.3 million for the same three month period in 2017.  Selling and administrative expenses as a percentage of revenues decreased to 17.3% for the three month period ended March 31, 2018 from 21.2% in the same three month period in 2017.  The increase in selling and administrative expenses primarily reflects higher salaries and other employee related costs, higher professional and consulting fees, partially offset by insurance recoveries for asbestos legal fees in 2018 ($5.6 million), and lower Sponsor fees.

Amortization of Intangible Assets

Amortization of intangible assets was $30.9 million for the three month period ended March 31, 2018, an increase of $3.3 million, compared to $27.6 million in the same three month period in 2017.  The increase was primarily due to amortization of intangibles acquired in the second quarter of 2017 and the first quarter of 2018, as well as changes in foreign currencies.

Other Operating Expense, Net

Other operating expense, net for the three month period ended March 31, 2018 was $4.3 million, a decrease of $3.6 million, compared to $7.9 million in the same three month period in 2017.  The decrease was primarily due to a shareholder litigation settlement recovery received in 2018 ($4.5 million), an increase in gains (losses) on sales of assets and business disposals ($4.2 million, consisting of $1.2 million of gains the three month period ended March 31, 2018 compared to losses of $3.0 million in the same period in 2017), lower restructuring charges, net ($1.7 million) and lower environmental remediation ($1.0 million), partially offset by increased stock-based compensation expense ($3.4 million), increased acquisition related expenses ($2.2 million), and increased foreign currency losses, net ($2.0 million).

Interest Expense

Interest expense for the three month period ended March 31, 2018 was $26.0 million, a decrease of $19.9 million, compared to $45.9 million in the same three month period in 2017.  The decrease was primarily due to reduced debt as a result of repayments of debt with proceeds of the Company’s initial public offering in May 2017, and a decreased weighted-average interest rate of approximately 5.1% in the three month period ended March 31, 2018 compared to 6.6% in the same period in 2017.

Other Income, Net

Other income, net was $2.0 million in the three month period ended March 31, 2018 and $0.5 million in the same three month period in 2017, consisting primarily of investment income and realized and unrealized gains and losses on investments.

Provision (Benefit) for Income Taxes

The provision for income taxes was $23.4 million resulting in a 35.6% effective income tax provision rate for the three month period ended March 31, 2018, compared to a benefit for income taxes of $1.6 million resulting in an 18.9% effective income tax benefit rate in the same three month period in 2017.  The increase in the provision for income taxes and increase in the effective income tax provision rate is primarily due to the change relating to Transition Tax imposed under the Tax Cuts and Jobs Act of 2017 of $7.9 million.  This discrete item increased the rate in the quarter by 12.0%. The remaining additional increase in rate was as a result of the overall increase in estimated global earnings in 2018 when compared to 2017.

Index
Net Income (Loss)

Net income was $42.4 million for the three month period ended March 31, 2018 compared to a net loss of $7.0 million in the same three month period in 2017.  The increase in net income (loss) was primarily due to higher gross profit on increased revenues, reduced interest expense, and lower other operating expenses, net, partially offset by higher selling and administrative expenses, higher amortization expenses, and an increased provision for income taxes.

Adjusted EBITDA

Adjusted EBITDA increased $56.1 million to $148.2 million for the three month period ended March 31, 2018 compared to $92.1 million in the same three month period in 2017.  Adjusted EBITDA as a percentage of revenues increased 480 basis points to 23.9% for the three month period ended March 31, 2018 from 19.1% for the same three month period in 2017.  The increase in Adjusted EBITDA was primarily due to increased revenues in upstream energy exposed markets in our Energy segment ($30.1 million), higher volume in our Industrials segment including acquisitions as well as higher volume in the other markets in our Energy segment and our Medical segment ($18.0 million), the favorable impact of foreign currencies ($7.2 million), and lower selling and administrative expenses ($5.4 million).

Adjusted Net Income

Adjusted Net Income increased $60.6 million to $80.7 million for the three month period ended March 31, 2018 compared to $20.1 million in the same three month period in 2017.  The increase was primarily due to increased Adjusted EBITDA and lower interest expense, partially offset by an increase in the income tax provision, as adjusted.

Index
Non-GAAP Financial Measures

Set forth below are the reconciliations of Net Income (Loss) to Adjusted EBITDA and Adjusted Net Income and Cash Flows from Operating Activities to Free Cash Flow.

	For the Three Month Period Ended March 31, 2018	For the Three Month Period Ended March 31, 2017
Net Income (Loss)(1)	$42.4	$(7.0)
Plus:
Interest expense	26.0	45.9
Provision (benefit) for income taxes	23.4	(1.6)
Depreciation expense	14.1	12.1
Amortization expense(a)	30.9	27.6
Sponsor fees and expenses(b)	-	1.1
Restructuring and related business transformation costs(c)	4.5	8.6
Acquisition related expenses and non-cash charges(d)	4.6	0.7
Environmental remediation loss reserve(e)	-	1.0
Expenses related to public stock offerings(f)	1.4	1.3
Establish public company financial reporting compliance(g)	0.8	1.3
Stock-based compensation(h)	2.7	-
Foreign currency transaction losses, net	2.6	0.6
Shareholder litigation settlement recoveries(i)	(4.5)	-
Other adjustments(j)	(0.7)	0.5
Adjusted EBITDA	$148.2	$92.1
Minus:
Interest expense	$26.0	$45.9
Income tax provision, as adjusted(k)	24.5	12.2
Depreciation expense	14.1	12.1
Amortization of non-acquisition related intangible assets	2.9	1.8
Adjusted Net Income	$80.7	$20.1
Free Cash Flow
Cash flows - operating activities	$60.2	$(2.6)
Minus:
Capital expenditures	10.1	16.4
Free Cash Flow	$50.1	$(19.0)

(1)
The reconciling items for the three month period ended March 31, 2017 have been reclassified to conform to the methodology used in the three month period ended March 31, 2018, and include the following.

(a)
Represents $28.0 million and $25.8 million of amortization of intangible assets arising from the KKR transaction and other acquisitions (customer relationships and trademarks) and $2.9 million and $1.8 million of amortization of non-acquisition related intangible assets, in each case for the three month periods ended March 31, 2018 and 2017, respectively.

(b)	Represents management fees and expenses paid to our Sponsor.

Index
(c)	Restructuring and related business transformation costs consist of the following.

	For the Three Month Period Ended March 31, 2018	For the Three Month Period Ended March 31, 2017

Restructuring charges	$-	$1.7
Severance, sign-on, relocation and executive search costs	2.0	1.0
Facility reorganization, relocation and other costs	0.6	1.1
Information technology infrastructure transformation	-	0.7
(Gains) losses on asset and business disposals	(1.2)	3.0
Consultant and other advisor fees	2.6	0.4
Other, net	0.5	0.7
Total restructuring and related business transformation costs	$4.5	$8.6

(d)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs and non-cash charges and credits arising from fair value purchase accounting adjustments.  For the three month period ended March 31, 2018 and March 31, 2017, respectively, $3.0 million and $0.8 million, respectively, of acquisition related expenses and non-cash charges were recorded to the line “Other Operating Expense, net” in the Condensed Consolidated Statement of Operations.

(e)	Represents estimated environmental remediation costs and losses relating to a former production facility.

(f)	Represents certain expenses related to our initial public offering and subsequent secondary offerings.

(g)
Represents third party expenses to comply with the requirements of Sarbanes-Oxley in 2018 and the accelerated adoption of the new revenue recognition standard (ASC 606 – Revenue from Contracts with Customers) in the first quarter of 2018, one year ahead of the required adoption date for a private company.

(h)
Represents stock-based compensation expense recognized for the three month period ended March 31, 2018 of $3.4 million reduced by a $0.7 million decrease in the accrual for employer taxes related to DSUs granted to employees at the date of the initial public offering.  Prior to the Company’s initial public offering which occurred in May 2017, no stock-based compensation expense was recorded because the Company’s repurchase rights created an implicit service period.

(i)	Represents an insurance recovery of the Company’ shareholder litigation settlement in 2014.

(j)
Includes (i) effects of amortization of prior service costs and amortization of gains in pension and other postemployment (OPEB) expense, (ii) certain legal and compliance costs, and (iii) other miscellaneous adjustments.

(k)
Represents our income tax provision adjusted for the tax effect of pre-tax items excluded from Adjusted Net Income and the removal of the applicable discrete tax items.  The tax effect of pre-tax items excluded from Adjusted Income is computed using the statutory tax rate related to the jurisdiction that was impacted by the adjustment after taking into account the impact of permanent differences and valuation allowances.  Discrete tax items include changes in tax laws or rates, changes in uncertain tax positions relating to prior years and changes in valuation allowances.  All impacts relating to the Tax Cuts and Jobs Act of 2017 have been included as adjustments on the “Tax law change” line of the table below.

Index
The income tax provision, as adjusted for each of the periods presented below consisted of the following.

	For the Three Month Period Ended March 31, 2018	For the Three Month Period Ended March 31, 2017
Provision (benefit) for income taxes	$23.4	$(1.6)
Tax impact of pre-tax income adjustments	8.9	12.8
Tax law change	(7.9)	-
Discrete tax items	0.1	1.0
Income tax provision, as adjusted	$24.5	$12.2

Segment Results

We classify our businesses into three segments: Industrials, Energy and Medical.  Our Corporate operations (as described below) are not discussed separately as any results that had a significant impact on operating results are included in the “Results of Operations” discussion above.

We evaluate the performance of our segments based on Segment Revenues and Segment Adjusted EBITDA.  Segment Adjusted EBITDA is indicative of operational performance and ongoing profitability.  Our management closely monitors Segment Adjusted EBITDA to evaluate past performance and identify actions required to improve profitability.

The segment measurements provided to and evaluated by the chief operating decision maker are described in Note 16 “Segment Results” in the “Notes to Consolidated Financial Statements” included in this Report.

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

Segment Results for the Three Month Periods Ended March 31, 2018 and 2017

The following tables display Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments and illustrates, on a percentage basis, the impact of foreign currency fluctuations on Segment Revenues and Segment Adjusted EBITDA growth.

Industrials Segment Results

				Constant Currency
	For the Three Month Period Ended March 31,		Percent Change	Percent Change
	2018	2017	2018 vs. 2017	2018 vs. 2017
Segment Revenues	$316.9	$248.0	27.8%	18.6%
Segment Adjusted EBITDA	$66.8	$47.2	41.5%	29.7%
Segment Margin	21.1%	19.0%	210 bps

Segment Revenues for the three month period ended March 31, 2018 were $316.9 million, an increase of $68.9 million, or 27.8%, compared to $248.0 million in the same three month period in 2017.  The increase in Segment Revenues was due to higher volume including acquisitions (16.8% or $41.5 million), the favorable impact of foreign currencies (9.2% or $22.9 million), and improved pricing (1.8% or $4.5 million).  The percentage of Segment Revenues derived from aftermarket parts and service was 32.0% in the three month period ended March 31, 2018 compared to 36.1% in the same three month period in 2017.

Index
Segment Adjusted EBITDA for the three month period ended March 31, 2018 was $66.8 million, an increase of $19.6 million, or 41.5%, compared to $47.2 million in the same three month period in 2017.  Segment Adjusted EBITDA Margin increased 210 basis points to 21.1% from 19.0% in 2017.  The increase in Segment Adjusted EBITDA was due primarily to higher volume including acquisitions ($16.2 million), and the favorable impact of foreign currencies ($5.5 million).

Energy Segment Results

				Constant Currency
	For the Three Month Period Ended March 31,		Percent Change	Percent Change
	2018	2017	2018 vs. 2017	2018 vs. 2017
Segment Revenues	$242.2	$178.3	35.8%	32.6%
Segment Adjusted EBITDA	$68.0	$38.5	76.6%	74.6%
Segment Margin	28.1%	21.6%	650 bps

Segment Revenues for the three month period ended March 31, 2018 were $242.2 million, an increase of $63.9 million, or 35.8%, compared to $178.3 million in the same three month period in 2017.  The increase in Segment Revenues was due to higher revenues from upstream energy exposed markets (31.6% or $56.3 million), the favorable impact of foreign currencies (2.9% or $5.1 million), and higher volume in other markets of our Energy segment (1.3% or $2.5 million). The percentage of Segment Revenues derived from aftermarket parts and service was 62.3% in the three month period ended March 31, 2018 compared to 70.9% in the same three month period in 2017.

Segment Adjusted EBITDA for the three month period ended March 31, 2018 was $68.0 million, an increase of $29.5 million, or 76.6%, compared to $38.5 million in the same three month period in 2017.  Segment Adjusted EBITDA Margin increased 650 basis points to 28.1% from 21.6% in 2017.  The increase in Segment Adjusted EBITDA was due primarily due to increased revenues from upstream energy exposed markets ($30.1 million).

Medical Segment Results

				Constant Currency
	For the Three Month Period Ended March 31,		Percent Change	Percent Change
	2018	2017	2018 vs. 2017	2018 vs. 2017
Segment Revenues	$60.5	$55.4	9.2%	1.3%
Segment Adjusted EBITDA	$15.9	$14.6	8.9%	(0.3%)
Segment Margin	26.3%	26.4%	(10) bps

Segment Revenues for the three month period ended March 31, 2018 were $60.5 million, an increase of $5.1 million, or 9.2% compared to $55.4 million in the same three month period in 2017.  The increase in Segment Revenues was due to the favorable impact of foreign currencies (7.7% or $4.3 million), higher volume (1.1% or $0.6 million), and improved pricing (0.4% or $0.2 million).  The percentage of Segment Revenues derived from aftermarket parts and service was 4.0% in the three month period ended March 31, 2018 compared to 0.0% in the same three month period in 2017.

Segment Adjusted EBITDA for the three month period ended March 31, 2018 was $15.9 million, an increase of $1.3 million, or 8.9%, compared to $14.6 million in the same three month period in 2017.  The increase in Segment Adjusted EBITDA was due primarily to higher volume ($0.3 million) and the favorable impact of foreign currencies ($1.3 million).

Index
Liquidity and Capital Resources

Our investment resources include cash generated from operations and borrowings under our Revolving Credit Facility and the Receivables Financing Agreement.

As of March 31, 2018, we had $7.4 million of outstanding letters of credit written against the Revolving Credit Facility and $352.6 million of unused availability.  We also had $33.3 million of letters of credit outstanding against the Receivables Financing Agreement and $72.3 million of unused availability.

See the description of these line-of-credit resources as well as our outstanding debt obligations in Note 8 “Debt” to the Condensed Consolidated Financial Statements.

As of March 31, 2018 and 2017, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.

Liquidity

A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$353.8	$393.3
Short-term borrowings and current maturities of long-term debt	21.1	20.9
Long-term debt	2,034.0	2,019.3
Total debt	$2,055.1	$2,040.2

We can increase the borrowing availability under the Senior Secured Credit Facilities by up to $250.0 million in the form of additional commitments under the Revolving Credit Facility and/or incremental term loans plus an additional amount so long as we do not exceed a specified senior secured leverage ratio. We can incur additional secured indebtedness under the Term Loan Facilities if certain specified conditions are met under the credit agreement governing the Senior Secured Credit Facilities. Our liquidity requirements are significant primarily due to debt service requirements. See Note 8 “Debt” to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

Index
The majority of our cash is in jurisdictions outside of the United States.  However, we believe our U.S. operations will generate sufficient cash flows from operations along with our availability under the Revolving Credit Facility and the Receivables Financing Agreement to satisfy our cash needs in the United States.  As a result of the KKR transaction and the significant increase in our long-term debt balance as of July 30, 2013, at the acquisition date, we modified our assertion concerning the permanent reinvestment of undistributed earnings for non-U.S. subsidiaries in these foreign operations.  We intend to repatriate certain foreign earnings for the purpose of servicing our Senior Secured Credit Facilities, which will result in net U.S. tax liabilities as these foreign earnings are distributed.  We have previously asserted that we intend to repatriate about $200.0 million of accumulated earnings and while we currently have sufficient cash flows in the U.S. as of March 31, 2018 we are maintaining that assertion.  We are still evaluating our positon from a business perspective in light of the Tax Cuts and Job Act and have only adjusted our deferred liability for the impacts of the transitional tax.  Our deferred income tax liability related to unremitted earnings as of March 31, 2018 is $10.7 million which consists mainly of withholding taxes.  No additional adjustments relating to taxation and unremitted earning have been recorded in accordance with SAB 118, as we are not currently able to reasonably estimate the impact as of the filing of the March 31, 2018 financial statements.

Working Capital

	March 31, 2018	December 31, 2017
Net Working Capital:
Current assets	$1,513.4	$1,463.6
Less: Current liabilities	611.1	561.8
Net working capital	$902.3	$901.8

Operating Working Capital:
Accounts receivable and contract assets	$546.4	$536.3
Plus: Inventories (excluding LIFO)	553.8	481.1
Less: Accounts payable	284.6	269.7
Less: Contract liabilities(1)	82.3	42.7
Operating working capital	$733.3	$705.0

(1)	For purposes of comparability, “Advance payments on sales contracts” as of December 31, 2017 was reclassified to “Contract liabilities.”

Net working capital increased $0.5 million to $902.3 million as of March 31, 2018 from $901.8 million as of December 31, 2017. Operating working capital increased $28.3 million to $733.3 million as of March 31, 2018 from $705.0 million as of December 31, 2017 due to higher accounts receivables, contract assets and higher inventories, partially offset by higher accounts payable and higher contract liabilities.  The increase in accounts receivables was primarily due to the impact of foreign currencies and the timing of customer cash collections, partially offset by lower sales in the first quarter of 2018 compared to the fourth quarter of 2017. The increase in contract assets resulted from the adoption of ASC 606 in the first quarter of 2018. The increase in inventories was primarily due to additions to inventory in anticipation of increased demand for certain products, higher inventory costs related to projects expected to ship later in the year, and the impact of foreign currencies.  The increase in accounts payable was primarily due to increased inventories, the timing of vendor cash disbursements, and the impact of foreign currencies.  The increase in contract liabilities was primarily due to an acquisition in the first quarter of 2018 and the timing of customer milestone payments for in-process engineered to order contracts at the end of the first quarter of 2018 compared to the end of the fourth quarter of 2017.

Index
Cash Flows

The following table reflects the major categories of cash flows for the three month periods ended March 31, 2018 and 2017, respectively:

	For the Three Month Periods Ended March 31,
	2018	2017
Cash flows - operating activities	$60.2	$(2.6)
Cash flows - investing activities	(102.0)	(16.6)
Cash flows - financing activities	(8.2)	(13.3)
Free cash flow (1)	50.1	(19.0)

Operating Activities

Cash provided by operating activities increased $62.8 million to $60.2 million for the three month period ended March 31, 2018 from a use of cash of $2.6 million in the same three month period in 2017, primarily due to higher net income (excluding non-cash charges for stock-based compensation, depreciation and amortization, foreign currency transaction (gains) losses and deferred income taxes and certain insurance recoveries, partially offset by increased cash used by operating working capital.  Operating working capital used cash of $17.2 million in the three month period ended March 31, 2018 compared to generating cash of $12.0 million in the same three month period in 2017.  Changes in accounts receivables generated cash of $5.3 million in the three month period ended March 31, 2018 compared to generating cash of $11.1 million in the same three month period in 2017.  Changes in inventory used cash of $42.9 million in the three month period ended March 31, 2018 compared to using cash of $15.4 million in the same three month period in 2017.  Changes in accounts payable generated cash of $8.4 million in the three month period ended March 31, 2018 compared to generating cash of $3.2 million in the same three month period in 2017.  Changes in contract liabilities generated cash of $12.0 million in the three month period ended March 31, 2018 compared to generating cash of $13.1 million in the three month period ended March 31, 2017.

Investing Activities

Cash used in investing activities included capital expenditures of $10.1 million and $16.4 million for the three month periods ended March 31, 2018 and 2017, respectively, invested primarily to support sales growth initiatives and increase operating efficiency.  We currently expect capital expenditures to total approximately $65.0 million to $75.0 million for the full year 2018.  Cash paid in business combinations for the three month periods ended March 31, 2018 and 2017 was $94.9 million and $0.3 million, respectively.  Net proceeds from the disposals of property, plant and equipment were $3.0 million and $0.1 million for the three month periods ended March 31, 2018 and 2017, respectively.

Financing Activities

Cash used in financing activities of $8.2 million for the three month period ended March 31, 2018 reflects net repayments of long-term borrowings of $5.3 million and purchases of treasury stock of $6.2 million, partially offset by proceeds from stock option exercises of $3.3 million.  Cash used in financing activities was $13.3 million for the three month period ended March 31, 2017 reflects net repayments of long-term borrowings of $6.1 million, purchases of shares from noncontrolling interests of $4.6 million and purchases of treasury stock of $2.5 million.

Free Cash Flow

Free cash flow increased $69.1 million to $50.1 million in the three month period ended March 31, 2018 from ($19.0) million in the same three month period in 2017 due to increased cash provided by operating activities of $62.8 million and a decrease in capital expenditures of $6.3 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are materially likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Index
Critical Accounting Estimates

Management has evaluated the accounting estimates used in the preparation of the Company’s condensed consolidated financial statements and related notes and believe those estimates to be reasonable and appropriate. Certain of these accounting estimates require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Besides the critical accounting estimates related to ASC 606 documented herein, the most significant areas involving management judgments and estimates may be found in the section “Critical Accounting Estimates” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1 “Summary of Significant Accounting Policies” of “Item 8. Financial Statements and Supplementary Data” included in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

Revenue Recognition (ASC 606)

Accounting for long-term ETO contracts which require revenue recognition over time involves the use of various techniques to estimate total contract revenue and costs.  For long-term contracts, we estimate the profit on a contract as the difference between the total estimated revenue and total expected costs to complete a contract and that profit is recognized over the life of the contract.  Such estimates are governed by a robust management review process.

Contract estimates are based on various assumptions to project the outcome of future events that may extend for more than a year.  These assumptions include labor productivity and availability, the complexity of the work to be performed, estimated cost, availability of materials, and the performance of subcontractors.

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly.  We recognize adjustments resulting from changes in estimated profits on contracts under the cumulative catch-up method.  Under this method, the impact of an adjustment to the amount of profit recognized to date is recorded in the period the adjustment is identified. Revenues and profit in future periods of contract performance is recognized using the adjusted estimate.  Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined to be probable.

Environmental Matters

Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 18 “Contingencies” of the Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended December 31, 2017.  We believe that as of March 31, 2018, there have been no material changes to this information.

Recent Accounting Pronouncements

The information set forth in Note 1 “Condensed Consolidated Financial Statements” to our Condensed Consolidated Financial Statements under Part 1 Item 1 “Financial Statements” under the heading “Recently Issued Accounting Pronouncements” is incorporated herein by reference.

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

Index
We seek to minimize our exposure to foreign currency risks through a combination of normal operating activities, including by conducting our international business operations primarily in their functional currencies to match expenses with revenues and the use of foreign currency forward exchange contracts and debt denominated in currencies other than the U.S. dollar. In addition, to mitigate the risk arising from entering into transactions in currencies other than our functional currencies, we typically settle intercompany trading balances monthly.

As of March 31, 2018, there have been no material changes to our market risk assessment previously disclosed in the annual report on Form 10-K for the fiscal year ended December 31, 2017.

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

Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 14 “Contingencies” to our Condensed Consolidated Financial Statements under Part I Item 1 “Financial Statements,” is incorporated herein by reference.

Index
ITEM 1A.	RISK FACTORS

As of March 31, 2018, there have been no material changes to our risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report:

The agreements and other documents files as exhibits to this report are not intended to provide factual information or other disclosures other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose.  In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual statement of affairs as of the date they were made or at any other time.

Exhibit No.	Description

10.1	Form of Restricted Stock Unit Grant Notice and Agreement (2018) under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan

10.2	Form of Director Restricted Stock Unit Grant Notice and Agreement under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2018	GARDNER DENVER HOLDINGS, INC.

	By:	/s/ Mark R. Sweeney
Name: Mark R. Sweeney
Vice President and Chief Accounting Officer
(Principal Accounting Officer)