Form 10-Q
period 2018-06-30
GARDNER DENVER HOLDINGS, INC.
filed 2018-08-03
CIK 1699150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The registrant had outstanding 199,119,721 shares of Common Stock, par value $0.01 per share, as of July 31, 2018.

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

•
The terms of the credit agreements governing the Senior Secured Credit Facilities may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

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

Website Disclosure

We use our website www.gardnerdenver.com as a channel of distribution of Company information. Financial and other important information regarding the Company is routinely accessible through and posted on our website. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.  In addition, you may automatically receive e-mail alerts and other information about Gardner Denver Holdings, Inc. when you enroll your e-mail address by visiting the “Email Alerts” section of our website at www.investors.gardnerdenver.com. The contents of our website is not, however, a part of this Quarterly Report on Form 10-Q.

Index
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(Dollars in millions, except per share amounts)

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2018	2017	2018	2017
Revenues	$668.2	$579.1	$1,287.7	$1,060.8
Cost of sales	418.9	363.2	806.6	670.3
Gross Profit	249.3	215.9	481.1	390.5
Selling and administrative expenses	115.8	125.6	222.6	228.0
Amortization of intangible assets	31.5	30.5	62.4	58.1
Other operating expense, net	0.6	161.4	4.9	169.3
Operating Income (Loss)	101.4	(101.6)	191.2	(64.9)
Interest expense	26.1	39.5	52.1	85.3
Loss on extinguishment of debt	0.2	50.4	0.2	50.4
Other income, net	(2.4)	(1.3)	(4.5)	(1.8)
Income (Loss) Before Income Taxes	77.5	(190.2)	143.4	(198.8)
Provision (benefit) for income taxes	17.2	(43.9)	40.7	(45.6)
Net Income (Loss)	60.3	(146.3)	102.7	(153.2)
Less: Net income attributable to noncontrolling interests	-	-	-	0.1
Net Income (Loss) Attributable to Gardner Denver Holdings, Inc.	$60.3	$(146.3)	$102.7	$(153.3)
Basic income (loss) per share	$0.30	$(0.83)	$0.51	$(0.94)
Diluted income (loss) per share	$0.29	$(0.83)	$0.49	$(0.94)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in millions)

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2018	2017	2018	2017
Comprehensive Income (Loss) Attributable to Gardner Denver Holdings, Inc.
Net income (loss) attributable to Gardner Denver Holdings, Inc.	$60.3	$(146.3)	$102.7	$(153.3)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	(99.5)	64.2	(48.1)	89.9
Foreign currency gains (losses), net	32.0	(25.6)	15.0	(29.4)
Unrecognized gains (losses) on cash flow hedges, net	4.7	(1.5)	16.1	1.5
Pension and other postretirement prior service cost and gain or loss, net	2.7	(1.5)	3.1	(1.3)
Total other comprehensive (loss) income, net of tax	(60.1)	35.6	(13.9)	60.7
Comprehensive income (loss) attributable to Gardner Denver Holdings, Inc.	$0.2	$(110.7)	$88.8	$(92.6)
Comprehensive Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$-	$-	$-	$0.1
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	-	-	-	-
Total other comprehensive income, net of tax	-	-	-	-
Comprehensive income attributable to noncontrolling interests	$-	$-	$-	$0.1
Total Comprehensive Income (Loss)	$0.2	$(110.7)	$88.8	$(92.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except share and per share amounts)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$337.8	$393.3
Accounts receivable, net of allowance for doubtful accounts of $19.4 and $18.7, respectively	495.5	536.3
Inventories	555.6	494.5
Other current assets	56.7	39.5
Total current assets	1,445.6	1,463.6
Property, plant and equipment, net of accumulated depreciation of $227.0 and $203.8, respectively	353.9	363.2
Goodwill	1,276.2	1,227.6
Other intangible assets, net	1,392.3	1,431.2
Deferred tax assets	1.1	1.0
Other assets	135.5	134.6
Total assets	$4,604.6	$4,621.2
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$7.9	$20.9
Accounts payable	310.9	269.7
Accrued liabilities	252.6	271.2
Total current liabilities	571.4	561.8
Long-term debt, less current maturities	1,903.5	2,019.3
Pensions and other postretirement benefits	93.5	99.8
Deferred income taxes	259.7	237.5
Other liabilities	207.4	226.0
Total liabilities	3,035.5	3,144.4
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 200,741,094 and 198,377,237 shares issued at June 30, 2018 and December 31, 2017, respectively	2.0	2.0
Capital in excess of par value	2,278.3	2,275.4
Accumulated deficit	(475.4)	(577.8)
Accumulated other comprehensive loss	(213.4)	(199.8)
Treasury stock at cost; 1,645,910 and 2,159,266 shares at June 30, 2018 and December 31, 2017, respectively	(22.4)	(23.0)
Total stockholders’ equity	1,569.1	1,476.8
Total liabilities and stockholders’ equity	$4,604.6	$4,621.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in millions)

For the Six Month Period Ended June 30, 2018
Number of Common Shares Issued (in thousands)
Balance at beginning of period	198.4
Exercise of stock options	0.6
Issuance of common stock for stock-based compensation plans	1.7
Balance at end of period	200.7
Common Stock
Balance at beginning of period	$2.0
Exercise of stock options	-
Issuance of common stock for stock-based compensation plans	-
Balance at end of period	$2.0
Capital in Excess of Par Value
Balance at beginning of period	$2,275.4
Stock-based compensation	7.6
Exercise of stock options	5.2
Issuance of treasury stock for stock-based compensation plans	(9.9)
Balance at end of period	$2,278.3
Accumulated Deficit
Balance at beginning of period	$(577.8)
Net income attributable to Gardner Denver Holdings, Inc.	102.7
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2017-12)	(0.3)
Balance at end of period	$(475.4)
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(199.8)
Foreign currency translation adjustments, net	(48.1)
Foreign currency gains, net	15.0
Unrecognized losses on cash flow hedges, net	16.1
Pension and other postretirement prior service cost and gain or loss, net	3.1
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2017-12)	0.3
Balance at end of period	$(213.4)
Treasury Stock
Balance at beginning of period	$(23.0)
Purchases of treasury stock	(9.2)
Issuance of treasury stock for stock-based compensation plans	9.8
Balance at end of period	$(22.4)
Total Stockholders’ Equity	$1,569.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	For the Six Month Period Ended June 30, 2018	For the Six Month Period Ended June 30, 2017
Cash Flows From Operating Activities:
Net income (loss)	$102.7	$(153.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	62.4	58.1
Depreciation in cost of sales	22.8	21.3
Depreciation in selling and administrative expenses	5.0	4.1
Stock-based compensation expense	5.2	156.2
Foreign currency transaction losses, net	0.2	4.7
Net (gain) loss on asset dispositions	(1.2)	2.5
Loss on extinguishment of debt	0.2	50.4
Deferred income taxes	9.2	(60.1)
Changes in assets and liabilities:
Receivables	43.2	(16.0)
Inventories	(46.8)	(21.4)
Accounts payable	45.3	21.8
Accrued liabilities	(42.7)	(37.6)
Other assets and liabilities, net	(11.0)	(10.8)
Net cash provided by operating activities	194.5	20.0
Cash Flows From Investing Activities:
Capital expenditures	(20.9)	(26.8)
Net cash paid in business combinations	(113.6)	(18.8)
Disposals of property, plant and equipment	3.1	5.0
Net cash used in investing activities	(131.4)	(40.6)
Cash Flows From Financing Activities:
Principal payments on long-term debt	(110.5)	(859.4)
Premium paid on extinguishment of senior notes	-	(29.7)
Proceeds from the issuance of common stock, net of share issuance costs	-	897.3
Purchase of treasury stock	(9.2)	(2.6)
Proceeds from stock option exercises	5.2	-
Purchase of shares from noncontrolling interests	-	(4.7)
Payments of debt issuance costs	-	(0.3)
Other	-	0.2
Net cash (used in) provided by financing activities	(114.5)	0.8
Effect of exchange rate changes on cash and cash equivalents	(4.1)	9.7
Net decrease in cash and cash equivalents	(55.5)	(10.1)
Cash and cash equivalents, beginning of period	393.3	255.8
Cash and cash equivalents, end of period	$337.8	$245.7
Supplemental Cash Flow Information
Cash paid for income taxes	$62.4	$31.5
Cash paid for interest	$51.7	$92.0
Capital expenditures in accounts payable	$3.1	$3.6
Expenditures directly related to our initial public offering in accounts payable	$-	$3.9

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

The Company’s unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”).

The results of operations for the interim periods ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.  The balance sheet as of December 31, 2017 has been derived from the Company’s audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.

In May 2017, the Company sold a total of 47,495,000 shares of common stock in an initial public offering of shares of common stock.  On November 15, 2017 and May 2, 2018, the Company completed secondary offerings of 25,300,000 shares and 30,533,478 shares respectively, of common stock held by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”).  As a result of the May 2018 secondary offering, the Company is no longer considered a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”).  KKR currently owns 90,721,409 shares of common stock, or approximately 46% of the total outstanding common stock based on the number of shares outstanding as of June 30, 2018.

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

Adopted Accounting Standard Updates (“ASU”)

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) using the modified retrospective approach.  Under the modified retrospective approach, the Company is required to recognize the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings as of January 1, 2018, the date of initial application.  The cumulative effect of initially applying ASC 606 was immaterial to the Condensed Consolidated Financial Statements.  Therefore, the Company did not record a cumulative transition adjustment.

Index
In conjunction with the adoption of ASC 606, the Company updated its significant accounting policy related to revenue recognition disclosed in Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017.  An overview of the Company’s revenue recognition policy under ASC 606 is included in Note 12 “Revenue from Contracts with Customers.”

Results for the three month and six month periods ended June 30, 2018 are presented under ASC 606.  Prior periods are not adjusted and will continue to be reported in accordance with ASC 605 Revenue Recognition (“ASC 605”).  However, during fiscal year 2018, the Company is required to provide additional disclosures presenting the amount by which each 2018 financial statement line item was affected as a result of applying ASC 606 and an explanation of significant changes in order to present 2018 on a comparative basis under ASC 605.

The following table summarizes the impacts of adopting ASC 606 on the Company’s Condensed Consolidated Statements of Operations for the three month period ended June 30, 2018.

Condensed Consolidated Statements of Operations	As Reported	Adjustments	Balance Without Adoption of ASC 606
Revenues	$668.2	$(5.5)	$662.7
Cost of sales	418.9	(3.1)	415.8
Provision (benefit) for income taxes	17.2	(0.7)	16.5
Net Income (Loss)	60.3	(1.7)	58.6

The following table summarizes the impacts of adopting ASC 606 on the Company’s Condensed Consolidated Statements of Operations for the six month period ended June 30, 2018.

Condensed Consolidated Statements of Operations	As Reported	Adjustments	Balance Without Adoption of ASC 606
Revenues	$1,287.7	$(9.4)	$1,278.3
Cost of sales	806.6	(5.8)	800.8
Provision (benefit) for income taxes	40.7	(1.0)	39.7
Net Income (Loss)	102.7	(2.6)	100.1

The following table summarizes the impacts of adopting ASC 606 on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2018.

Condensed Consolidated Balance Sheets	As Reported	Adjustments	Balance Without Adoption of ASC 606
Assets
Inventories	$555.6	$5.8	$561.4
Other current assets(1)	56.7	(5.8)	50.9

Liabilities and Stockholders’ Equity
Accrued liabilities	252.6	2.6	255.2
Accumulated deficit	(475.4)	(2.6)	(478.0)

(1)
Adjustment represents “Contract asset.”  See Note 12 “Revenue from Contracts with Customers” for an explanation of the Contract assets account included in “Other current assets” in the Condensed Consolidated Balance Sheets.

Index
ASU 2017-07 Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

The Company adopted FASB ASU 2017-07 on January 1, 2018, the adoption date.  The Company applied ASU 2017-07 retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement and prospectively for the capitalization of the service cost component of net periodic benefit cost in assets.  ASU 2017-07 allows the Company to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements.  Applying the practical expedient, the Company reclassified $0.1 million of expenses from “Selling and administrative expenses” to “Other income, net” within the Condensed Consolidated Statements of Operations for the six month period ended June 30, 2017.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The amendments in this update will replace most of the existing GAAP lease accounting guidance in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The ASU is effective for public companies beginning in the first quarter of 2019.  The ASU requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  During March 2018, the FASB approved amendments to create an optional transition method that will provide an option to use the effective date of Topic 842 as the date of initial application of the transition.  The Company is currently assessing the impact of this ASU on its condensed consolidated financial statements and evaluating the method of adoption.

In March 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220).  The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users.  However, because the amendments only related to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires the effect of a change in tax laws or rates be included in income from continuing operations is not affected.  The ASU is effective for public companies beginning in the first quarter of 2019.  The Company is currently assessing the impact of this ASU on its condensed consolidated financial statements.

Note 2. Business Combinations

Acquisition of PMI Pump Parts

On May 29, 2018, the Company acquired PMI Pump Parts (“PMI”), a leading manufacturer of plungers and other well service pump consumable products.  The Company acquired all of the assets and assumed certain liabilities of PMI for total consideration of $21.0 million, which consisted of payments to shareholders of $16.5 million, the retirement of PMI third-party debt at closing of $2.2 million, $0.1 million of other debt-like items, a $2.0 million promissory note and a $0.2 million holdback.  The promissory note and holdback are each expected to be paid by the end of the second quarter of 2019 and recorded in “Accrued liabilities.”  The revenues and operating income of PMI are included in the Company’s condensed consolidated financial statements from the acquisition date and are included in the Energy segment.  Goodwill resulting from this acquisition is deductible for tax purposes.

Index
Acquisition of Runtech Systems Oy

On February 8, 2018, the Company acquired 100% of the stock of Runtech Systems Oy (“Runtech”) a leading global manufacturer of turbo vacuum technology systems and optimization solutions for industrial applications.  The Company acquired all of the assets and assumed certain liabilities of Runtech for total cash consideration of $94.9 million, net of cash acquired.  The revenues and operating income of Runtech are included in the Company’s consolidated financial statements from the acquisition date and are included in the Industrials segment.  The preliminary purchase price allocation resulted in the recording of $63.6 million of goodwill and $31.3 million of amortizable intangible assets as of the acquisition date.  None of the goodwill resulting from this acquisition is deductible for tax purposes.

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

Acquisition Revenues and Operating Income

The following table summarizes the revenue and operating income of these acquisitions for the periods presented subsequent to their date of acquisition.

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2018	2017	2018	2017
Revenue	$22.6	$2.0	$37.8	$2.0
Operating income	0.7	0.1	1.1	0.1

Pro forma information regarding these acquisitions have not been provided as they did not have a material impact on the Company’s consolidated results of operations individually or in the aggregate.

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

Index
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

The activity associated with the Company’s restructuring programs for the six month period ended June 30, 2018 was immaterial.

The following table summarizes the activity associated with the Company’s restructuring programs by segment for the six month period ended June 30, 2017.

	Industrials Program	Energy Program	Medical Program	Total
Balance at December 31, 2016	$11.1	$5.6	$4.2	$20.9
Charged to expense - termination benefits	0.7	(0.6)	(0.1)	-
Charged to expense - other	1.2	0.7	0.2	2.1
Payments	(7.2)	(3.4)	(2.0)	(12.6)
Other, net	0.6	-	0.2	0.8
Balance at June 30, 2017	$6.4	$2.3	$2.5	$11.2

As of June 30, 2018, restructuring reserves of $2.3 million are included in “Accrued liabilities” and restructuring reserves of $0.2 million are included in “Other liabilities” in the Condensed Consolidated Balance Sheets.  As of December 31, 2017, restructuring reserves of $6.5 million were included in “Accrued liabilities” and restructuring reserves of $0.2 million were included in “Other liabilities” in the Condensed Consolidated Balance Sheets.

Note 4. Inventories

Inventories as of June 30, 2018 and December 31, 2017 consisted of the following.

	June 30, 2018	December 31, 2017
Raw materials, including parts and subassemblies	$380.5	$362.6
Work-in-process	80.5	57.9
Finished goods	81.2	60.6
	542.2	481.1
Excess of LIFO costs over FIFO costs	13.4	13.4
Inventories	$555.6	$494.5

Index
Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill attributable to each reportable segment for the six month period ended June 30, 2018 is presented in the table below.

	Industrials	Energy	Medical	Total
Balance as of December 31, 2017	$561.6	$460.2	$205.8	$1,227.6
Acquisition	63.6	8.7	-	72.3
Foreign currency translation and other(1)	(12.4)	(10.1)	(1.2)	(23.7)
Balance as of June 30, 2018	$612.8	$458.8	$204.6	$1,276.2

(1)	During the six month period ended June 30, 2018, the Company recorded a decrease in goodwill of $0.2 million as a result of measurement period adjustments in the Industrials segment.

On May 29, 2018, the Company acquired PMI Pump Parts which is included in the Energy segment.  The excess of the purchase price over the estimated fair values of intangible assets, identifiable assets and assumed liabilities was recorded as goodwill.  As of June 30, 2018, the preliminary purchase price allocation resulted in a total of $8.7 million of goodwill.  The allocation of the purchase price is preliminary and subject to refinement based on final fair values of the identified assets acquired and liabilities assumed.

On February 8, 2018, the Company acquired Runtech which is included in the Industrials segment.  The excess of the purchase price over the estimated fair values of intangible assets, identifiable assets and assumed liabilities was recorded as goodwill.  As of June 30, 2018, the preliminary purchase price allocation resulted in a total of $63.6 million of goodwill.  The allocation of the purchase price is preliminary and subject to refinement based on final fair values of the identified assets acquired and liabilities assumed.

As of June 30, 2018, goodwill included $563.9 million of accumulated impairment losses within the Energy segment since the date of the transaction in which the Company was acquired by an affiliate of Kohlberg Kravis Roberts & Co. L.P. on July 30, 2013 (the “KKR Transaction”).  There were no goodwill impairment charges recorded during the six month period ended June 30, 2018.

Other intangible assets as of June 30, 2018 and December 31, 2017 consisted of the following.

	June 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists and relationships	$1,219.7	$(520.2)	$1,226.8	$(473.0)
Technology	22.1	(4.4)	8.1	(4.0)
Trademarks	37.3	(11.8)	30.3	(10.6)
Backlog	67.5	(65.5)	65.5	(65.5)
Other	55.6	(27.6)	53.6	(23.5)
Unamortized intangible assets:
Trademarks	619.6	-	623.5	-
Total other intangible assets	$2,021.8	$(629.5)	$2,007.8	$(576.6)

Index
Amortization of intangible assets for the three and six month periods ended June 30, 2018 and 2017 were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Intangible asset amortization expense	$31.5	$30.5	$62.4	$58.1

Amortization of intangible assets is anticipated to be approximately $123.7 million annually in 2019 through 2023 based upon exchange rates as of June 30, 2018.

Note 6. Accrued Liabilities

Accrued liabilities as of June 30, 2018 and December 31, 2017 consisted of the following.

	June 30, 2018	December 31, 2017
Salaries, wages and related fringe benefits	$74.4	$97.3
Restructuring	2.3	6.5
Taxes	15.1	34.5
Contract liabilities(1)	80.7	42.7
Product warranty	23.9	22.3
Accrued interest	0.5	0.8
Other	55.7	67.1
Total accrued liabilities	$252.6	$271.2

(1)
For purposes of comparability, “Advance payments on sales contracts” as of December 31, 2017 was reclassified to “Contract liabilities.”  See Note 12 “Revenue from Contracts with Customers” for an explanation of the Contract liabilities account included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

A reconciliation of the changes in the accrued product warranty liability for the three and six month periods ended June 30, 2018 and 2017 are as follows.

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Balance at beginning of period	$24.3	$22.5	$22.3	$21.7
Product warranty accruals	5.5	5.2	11.6	11.1
Settlements	(5.2)	(6.7)	(10.6)	(12.1)
Charged to other accounts (1)	(0.7)	0.7	0.6	1.0
Balance at end of period	$23.9	$21.7	$23.9	$21.7

(1)
Includes primarily the effects of foreign currency translation adjustments for the Company’s subsidiaries with functional currencies other than the USD, and changes in the accrual related to acquisitions.

Index
Note 7. Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and six month periods ended June 30, 2018 and 2017.

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Service cost	$-	$-	$0.4	$0.9	$-	$-
Interest cost	0.5	1.0	1.9	3.8	-	0.1
Expected return on plan assets	(1.2)	(2.3)	(2.9)	(5.9)	-	-
Recognition of:
Unrecognized prior service cost	-	-	-	-	-	-
Unrecognized net actuarial loss	-	-	0.5	1.0	-	-
	$(0.7)	$(1.3)	$(0.1)	$(0.2)	$-	$0.1

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017

Service cost	$-	$-	$0.5	$0.9	$-	$-
Interest cost	0.6	1.1	1.9	3.8	-	0.1
Expected return on plan assets	(1.1)	(2.2)	(2.6)	(5.1)	-	-
Recognition of:
Unrecognized prior service cost	-	-	-	-	-	-
Unrecognized net actuarial loss	-	-	1.2	2.4	-	-
	$(0.5)	$(1.1)	$1.0	$2.0	$-	$0.1

The components of net periodic benefit cost other than the service cost component are included in “Other income, net” in the Condensed Consolidated Statements of Operations.

Index
Note 8. Debt

The Company’s debt as of June 30, 2018 and December 31, 2017 is summarized as follows.

	June 30, 2018	December 31, 2017
Short-term borrowings	$-	$-
Long-term debt:
Revolving credit facility, due 2020	$-	$-
Receivables financing agreement, due 2020	-	-
Term loan denominated in U.S. dollars, due 2024 (1)	1,175.9	1,282.3
Term loan denominated in Euros, due 2024 (2)	713.1	735.9
Capitalized leases and other long-term debt	26.6	26.9
Unamortized debt issuance costs	(4.2)	(4.9)
Total long-term debt, net, including current maturities	1,911.4	2,040.2
Current maturities of long-term debt	7.9	20.9
Total long-term debt, net	$1,903.5	$2,019.3

(1)	As of June 30, 2018, the applicable interest rate was 4.84% and the weighted-average rate was 4.76% for the six month period ended June 30, 2018.

(2)	As of June 30, 2018, the applicable interest rate was 3.00% and the weighted-average rate was 3.00% for the six month period ended June 30, 2018.

Senior Secured Credit Facilities

In connection with the KKR transaction, the Company entered into a senior secured credit agreement with UBS AG, Stamford Branch, as administrative agent, and other agents and lenders party thereto (the “Senior Secured Credit Facilities”) on July 30, 2013.

The Senior Secured Credit Facilities entered into on July 30, 2013 provided senior secured financing in the equivalent of approximately $2,825.0 million, consisting of: (i) a senior secured term loan facility (the “Original Dollar Term Loan Facility”) in an aggregate principal amount of $1,900.0 million; (ii) a senior secured term loan facility (the “Original Euro Term Loan Facility,” together with the Original Dollar Term Loan Facility, the “Term Loan Facilities”) in an aggregate principal amount of €400.0 million; and (iii) a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $400.0 million available to be drawn in U.S. dollars (“USD”), Euros (“EUR”), Great British Pounds (“GBP”) and other reasonably acceptable foreign currencies, subject to certain sublimits for the foreign currencies.

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

Index
On July 30, 2018, the Revolving Credit Facility principal borrowing capacity will decrease to $269.9 million resulting from the maturity of the tranches of the Revolving Credit Facility which are owned by lenders which elected not to modify the original Revolving Credit Facility maturity date, and any amounts then outstanding in excess of $269.9 million will be required to be paid.  Any principal amounts outstanding as of April 30, 2020 will be due at that time and required to be paid in full.

The borrower of the Dollar Term Loan Facility and the Euro Term Loan Facility is Gardner Denver, Inc.  Prior to the Company entering into Amendment No. 1, GD German Holdings II GmbH became an additional borrower and successor in interest to Gardner Denver Holdings GmbH & Co. KG. GD German Holdings II GmbH, GD First (UK) Limited and Gardner Denver, Inc. are the listed borrowers under the Revolving Credit Facility. The Revolving Credit Facility includes borrowing capacity available for letters of credit up to $200.0 million and for borrowings on same-day notice, referred to as swingline loans. As of June 30, 2018, the Company had $7.0 million of outstanding letters of credit under the Revolving Credit Facility and unused availability of $353.0 million.

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

The applicable margins under the Revolving Credit Facility may decrease based upon the Company’s achievement of certain Consolidated Senior Secured Debt to Consolidated EBITDA Ratios. In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay a commitment fee of 0.50% per annum to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The commitment fee rate was reduced to 0.375% because the Company’s Consolidated Senior Secured Debt to Consolidated EBITDA Ratio is less than or equal to 3.0 to 1.0. The Company must also pay customary letter of credit fees.

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

Index
Subject to the following sentence, the Company may voluntarily repay outstanding loans under the Senior Secured Credit Facilities at any time without premium or penalty, subject to certain customary conditions, including reimbursements of the lenders’ redeployment costs actually incurred in the case of a prepayment of LIBOR borrowings other than on the last day of the relevant interest period.

Amortization and Final Maturity

The Dollar Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Dollar Term Loan Facility, with the balance being payable on July 30, 2024.  In June 2018, the Company used excess cash to repay $100.0 million principal amount of outstanding borrowings under the Dollar Term Loan Facility at par plus accrued and unpaid interest to the date of prepayment of $16.5 million.  The principal prepayment was first applied to the quarterly installments with the remaining balance used to reduce the balance due on July 30, 2024.  As a result of the prepayment, the Company is no longer subject to mandatory quarterly principal installment payments on the Dollar Term Loan Facility.  The prepayment resulted in the write-off of unamortized debt issuance costs of $0.2 million included in the “Loss on Debt Extinguishment” line of the Condensed Consolidated Statements of Operations.

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

Index
The Senior Secured Credit Facilities also contain certain customary affirmative covenants and events of default, including a change of control.

Receivables Financing Agreement

In May 2016, the Company entered into the Receivables Financing Agreement, providing for aggregated borrowing of up to $75.0 million governed by a borrowing base. The Receivables Financing Agreement provides for a lower cost alternative in the issuance of letters of credit with the remaining unused capacity providing additional liquidity.  On June 30, 2017, the Company signed the first amendment of the Receivables Financing Agreement which increased the aggregated borrowing capacity by $50.0 million to $125.0 million governed by a borrowing base and extended the term to June 30, 2020.  The Receivables Financing Agreement terminates on June 30, 2020, unless terminated earlier pursuant to its terms.  As of June 30, 2018, the Company had no outstanding borrowings under the Receivables Financing Agreement and $32.1 million of letters of credit outstanding.  As of June 30, 2018 there was $82.2 million of capacity available under the Receivables Financing Agreement.

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

As part of the Receivables Financing Agreement, eligible accounts receivable of certain of the Company’s subsidiaries are sold to a wholly owned “bankruptcy remote” special purpose vehicle (“SPV”). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in the Company’s consolidated financial statements and therefore, the accounts receivable owned by it are included in the Company’s Condensed Consolidated Balance Sheets. However, the accounts receivable owned by the SPV are separate and distinct from the Company’s other assets and are not available to the Company’s other creditors should we become insolvent.

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

Note 9. Stock-Based Compensation

The Company has outstanding stock-based compensation awards granted under the 2013 Stock Incentive Plan (“2013 Plan”) and the 2017 Omnibus Incentive Plan (“2017 Plan”) as described in Note 15, “Stock-Based Compensation” of the Consolidated Financial Statements in its annual report on Form 10-K for the fiscal year ended December 31, 2017.

Prior to the Company’s initial public offering in May 2017, the Company had certain repurchase rights on stock acquired through the exercise of a stock option that created an implicit service period and created a condition in which an optionee may not receive the economic benefits of the option until the repurchase rights are eliminated.  The repurchase rights creating the implicit service period were eliminated at the earlier of an initial public offering or change of control event.  Before the elimination of the repurchase rights, because an initial public offering or change of control were not probable of occurring, no compensation expense was recorded for equity awards.  The Company recognized a liability for compensation expense measured at intrinsic value when it was probable that an employee would receive benefits under the terms of the plan due to the termination of employment.

Under the terms of the 2013 Plan, concurrent with the initial public offering, the Company no longer retains repurchase rights on stock acquired through the exercise of a stock option and the implicit service period was eliminated on outstanding stock options.

In the three and six month periods ended June 30, 2017, the Company recognized stock-based compensation expense of approximately $61.4 million.  The Company recognized stock-based compensation expense of approximately $1.8 million and $5.2 million for the three and six month periods ended June 30, 2018, respectively.  These costs are included in “Other operating expense, net” in the Condensed Consolidated Statements of Operations.

Index
The $5.2 million of stock-based compensation expense for the six month period ended June 30, 2018 included expense for modifications of equity awards for certain former employees of $3.8 million and expense for equity awards granted under the 2013 Plan and 2017 Plan of $3.9 million reduced by a benefit for a reduction in the liability for stock appreciation rights (“SAR”) of $2.5 million.

The $3.8 million stock-based compensation expense for modifications for the six month period ended June 30, 2018 provided continued vesting through scheduled vesting dates and extended expiration dates for certain former employees.  The incremental stock-based compensation was determined using the Black-Scholes option pricing model based on assumptions which included expected lives of 1.0 to 1.3 years, a risk-free rate of 2.0%, assumed volatility of 26.8% to 27.3% and an expected dividend rate of 0.0%.

As of June 30, 2018, there was $25.9 million of total unrecognized compensation expense related to outstanding stock options and restricted stock awards.

SARs, granted under the 2013 Plan are expected to be settled in cash and are accounted for as liability awards.  As of June 30, 2018, a liability of approximately $14.3 million for SARs was included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

Stock Option Awards

The following assumptions were used to estimate the fair value of options granted (excluding previously disclosed modified awards) during the six month periods ended June 30, 2018 and 2017 using the Black-Scholes option-pricing model.

	Six Month Period Ended June 30, 2018	Six Month Period Ended June 30, 2017
Assumptions:
Expected life of options (in years)	7.0 - 7.5	5.0 - 6.3
Risk-free interest rate	2.9 - 3.0%	1.9 - 2.1%
Assumed volatility	34.4 - 35.4%	41.2 - 45.8%
Expected dividend rate	0.0%	0.0%

A summary of the Company’s stock option (including SARs) activity for the six month period ended June 30, 2018 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Exercise Price (per share)
Outstanding at December 31, 2017	12,834	$9.54
Granted	800	$32.04
Exercised or settled	(619)	$8.35
Forfeited	(316)	$15.40
Outstanding at June 30, 2018	12,699	$10.87

Vested at June 30, 2018	8,806	$9.10

Index
Restricted Stock Unit Awards

A summary of the Company’s restricted stock unit activity for the six month period ended June 30, 2018 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2017	-	$-
Granted	352	$32.04
Vested	-	$-
Forfeited	(6)	$32.06
Non-vested as of June 30, 2018	346	$32.04

Deferred Stock Units

Concurrent with the Company’s initial public offering in May of 2017, the Company’s Board authorized the grant of 5.5 million deferred stock units (“DSU”) to all permanent employees that had not previously received stock-based awards under the 2013 Plan.  The DSUs vested immediately upon grant, however contained restrictions such that the employee may not sell or otherwise realize the economic benefits of the award until certain dates through April 2019.  A total of $94.8 million of compensation expense for the DSU award was recognized in the three month period ended June 30, 2017 and included in “Other operating expense, net” in the Condensed Consolidated Statements of Operations.

At the date of the grant, the fair value of a DSU was determined to be $17.2 assuming a share price at the pricing date of the initial public offering of $20.0 and a discount for lack of marketability commensurate with the period of the sale restrictions.  The Company estimated the fair value of DSUs at the time of grant using the Finnerty discount for lack of marketability pricing model.  The model assumed a holding restriction period of 1.42 years and volatility of 51.5%.

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

	For the Three Month Period Ended June 30, 2018			For the Six Month Period Ended June 30, 2018
	Before-Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Foreign currency translation adjustments, net	$(99.5)	$-	$(99.5)	$(48.1)	$-	$(48.1)
Foreign currency gains, net	41.4	(9.4)	32.0	19.6	(4.6)	15.0
Unrecognized gains on cash flow hedges, net	6.2	(1.5)	4.7	21.3	(5.2)	16.1
Pension and other postretirement benefit prior service cost and gain or loss, net	3.3	(0.6)	2.7	2.1	1.0	3.1
Other comprehensive loss	$(48.6)	$(11.5)	$(60.1)	$(5.1)	$(8.8)	$(13.9)

Index
	For the Three Month Period Ended June 30, 2017			For the Six Month Period Ended June 30, 2017
	Before-Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Foreign currency translation adjustments, net	$64.2	$-	$64.2	$89.9	$-	$89.9
Foreign currency losses, net	(41.5)	15.9	(25.6)	(47.7)	18.3	(29.4)
Unrecognized (losses) gains on cash flow hedges, net	(1.4)	(0.1)	(1.5)	3.4	(1.9)	1.5
Pension and other postretirement benefit prior service cost and gain or loss, net	(2.3)	0.8	(1.5)	(2.3)	1.0	(1.3)
Other comprehensive income	$19.0	$16.6	$35.6	$43.3	$17.4	$60.7

Changes in accumulated other comprehensive (loss) income by component for the six month periods ended June 30, 2018 and 2017 are presented in the following tables(1):

	Cumulative Currency Translation Adjustment	Foreign Currency Gains and (Losses)	Unrealized (Losses) Gains on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
Balance at December 31, 2017	$(166.6)	$37.0	$(29.8)	$(40.4)	$(199.8)
Other comprehensive (loss) income before reclassifications	(48.1)	15.0	10.1	2.3	(20.7)
Amounts reclassified from accumulated other comprehensive (loss) income	-	-	6.0	0.8	6.8
Other comprehensive (loss) income	(48.1)	15.0	16.1	3.1	(13.9)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2017-12)	-	-	0.3	-	0.3
Balance at June 30, 2018	$(214.7)	$52.0	$(13.4)	$(37.3)	$(213.4)

	Cumulative Currency Translation Adjustment	Foreign Currency Gains and (Losses)	Unrealized (Losses) Gains on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
Balance at December 31, 2016	$(324.2)	$88.6	$(42.2)	$(64.6)	$(342.4)
Other comprehensive income (loss) before reclassifications	89.9	(29.4)	(4.6)	(2.8)	53.1
Amounts reclassified from accumulated other comprehensive (loss) income	-	-	6.1	1.5	7.6
Other comprehensive income (loss)	89.9	(29.4)	1.5	(1.3)	60.7
Balance at June 30, 2017	$(234.3)	$59.2	$(40.7)	$(65.9)	$(281.7)

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

Index
Reclassifications out of accumulated other comprehensive (loss) income for the six month periods ended June 30, 2018 and 2017 are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
Details about Accumulated Other Comprehensive (Loss) Income Components	For the Six Month Period Ended June 30, 2018	For the Six Month Period Ended June 30, 2017	Affected Line in the Statement Where Net Income is Presented
Loss on cash flow hedges
Interest rate swaps	$7.9	$9.8	Interest expense
	7.9	9.8	Total before tax
	(1.9)	(3.7)	Benefit for income taxes
	$6.0	$6.1	Net of tax
Amortization of defined benefit pension and other postretirement benefit items	$1.0	$2.4	(1)
	1.0	2.4	Total before tax
	(0.2)	(0.9)	Benefit for income taxes
	$0.8	$1.5	Net of tax
Total reclassifications for the period	$6.8	$7.6	Net of tax

(1)	These components are included in the computation of net periodic benefit cost. See Note 7 “Pension and Other Postretirement Benefits” for additional details.

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

Index
Derivative Instruments

The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	Derivative Classification	Notional Amount (1)	Fair Value (1) Other Current Assets	Fair Value (1) Other Assets	Fair Value (1) Accrued Liabilities	Fair Value (1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash Flow	$1,125.0	$-	$-	$5.3	$20.2
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$49.8	$0.2	$-	$-	$-
Foreign currency forwards	Fair Value	$93.5	$-	$-	$0.5	$-

	December 31, 2017
	Derivative Classification	Notional Amount (1)	Fair Value (1) Other Current Assets	Fair Value (1) Other Assets	Fair Value (1) Accrued Liabilities	Fair Value (1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash Flow	$1,125.0	$-	$-	$16.1	$30.6
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$94.4	$-	$-	$1.2	$-

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

Gains and losses on derivatives designated as cash flow hedges included in the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six month periods ended June 30, 2018 and 2017, are as presented in the table below.  See Note 1 “Condensed Consolidated Financial Statements” for a discussion of the adoption of ASU 2017-12.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2018	2017	2018	2017
Interest rate swap contracts (1)
Gain (loss) recognized in AOCI on derivatives	$3.1	$(6.1)	$13.4	$(6.3)
Loss reclassified from AOCI into income	(3.1)	(4.7)	(7.9)	(9.8)

(1)
Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income were included in “Interest expense” in the Condensed Consolidated Statements of Operations, the same income statement line item as the earnings effect of the hedged item.

Index
As of June 30, 2018, the Company is the fixed rate payor on 12 interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $1,125.0 million of the Company’s LIBOR-based variable rate borrowings.  These contracts carry fixed rates ranging from 2.7% to 4.3% and have expiration dates ranging from 2018 to 2020.  These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments.  Based on LIBOR-based swap yield curves as of June 30, 2018, the Company expects to reclassify losses of $13.1 million out of AOCI into earnings during the next 12 months.  The Company’s LIBOR-based variable rate borrowings outstanding as of June 30, 2018 were $1,175.9 million and €610.4 million.

The Company had three foreign currency forward contracts outstanding as of June 30, 2018 with notional amounts ranging from $18.5 million to $93.5 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates.  The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included in the “Other operating expense, net” line on the face of the Condensed Consolidated Statements of Operations.  The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty.  It is the Company’s practice to recognize the gross amounts in the Condensed Consolidated Balance Sheets.  The amount available to be netted is not material.

The Company’s (losses) gains on derivative instruments not designated as accounting hedges and total net foreign currency (losses) gains for the three and six month periods ended June 30, 2018 and 2017 were as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2018	2017	2018	2017
Foreign currency forward contracts gains (losses)	$7.3	$(2.7)	$6.2	$(4.9)
Total foreign currency transaction gains (losses), net	2.4	(4.0)	(0.2)	(4.7)

The Company has a significant investment in consolidated subsidiaries with functional currencies other than the USD, particularly the EUR.  The Company designated its Original Euro Term Loan as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies in 2017 until it was extinguished and replaced on August 17, 2017 by a €615.0 million Euro Term Loan, further described in Note 8 “Debt.”  On August 17, 2017, the Company designated the €615.0 million Euro Term Loan as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies.  As of June 30, 2018, the Euro Term Loan of €610.4 million remained designated.

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

The Company’s gains and (losses), net of income tax, associated with changes in the value of debt and designated cross currency interest rate swaps for the three and six month periods ended June 30, 2018 and 2017 and the net balance of such gains and (losses) included in accumulated other comprehensive (loss) income as of June 30, 2018 and 2017 were as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2018	2017	2018	2017
Gain (loss), net of income tax, recorded through othercomprehensive income	$29.7	$(25.7)	$14.5	$(29.6)
Balance included in accumulated other comprehensive (loss)income as of June 30, 2018 and 2017, respectively			$46.7	$52.7

Index
For the periods presented, all cash flows associated with derivatives are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows.

Fair Value Measurements

A financial instrument is defined as cash or cash equivalents, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instruments from another party.  The Company’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivables, trade accounts payables, deferred compensation assets and obligations, derivatives and debt instruments.  The carrying values of cash and cash equivalents, trade accounts receivables, trade accounts payables, and variable rate debt instruments are a reasonable estimate of their respective fair values.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or more advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.  The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure the fair value as follows.

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018.

	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards (1)	$-	$0.2	$-	$0.2
Trading securities held in deferred compensation plan (2)	5.9	-	-	5.9
Total	$5.9	$0.2	$-	$6.1
Financial Liabilities
Foreign currency forwards (1)	$-	$0.5	$-	$0.5
Interest rate swaps (3)	-	25.5	-	25.5
Deferred compensation plan (2)	5.9	-	-	5.9
Total	$5.9	$26.0	$-	$31.9

(1)	Based on calculations that use readily observable market parameters as their basis, such as spot and forward rates.

(2)	Based on the quoted price of publicly traded mutual funds which are classified as trading securities and accounted for using the mark-to-market method.

(3)
Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of June 30, 2018.  The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

Index
Note 12. Revenue from Contracts with Customers

Overview

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method.  See Note 1 “Condensed Consolidated Financial Systems” for further discussion of the adoption.

The Company recognizes revenue when control is transferred to the customer.  The amount of revenue recognized includes adjustments for any variable consideration, such as rebates, sales discounts, liquidated damages, etc., which are included in the transaction price, and allocated to each performance obligation.  The variable consideration is estimated throughout the course of the contract using the Company’s best estimates.  Judgments impacting variable consideration related to material rebate and sales discount programs, and significant contracts containing liquidated damage clauses are governed by robust management review processes.

The majority of the Company’s revenues are derived from short duration contracts and revenue is recognized at a single point in time when control is transferred to the customer, generally at shipment or when delivery has occurred or services have been rendered.

The Company has certain long duration engineered to order (“ETO”) contracts that require highly engineered solutions designed to customer specific applications.  For contracts where the contractual deliverables have no alternative use and the contract termination clauses provide for the recovery of cost plus a reasonable margin, revenue is recognized over time based on the Company’s progress in satisfying the contractual performance obligations, generally measured as the ratio of actual costs incurred to date to the estimated total costs to complete the contract.  For contracts with termination provisions that do not provide for recovery of cost and a reasonable margin, revenue is recognized at a point in time, generally at shipment or delivery to the customer.  Identification of performance obligations, determination of alternative use, assessment of contractual language regarding termination provisions, and estimation of total project costs are all significant judgments required in the application of ASC 606.

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

Taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.  Sales commissions are due at the earlier of collection of payment from customers or recognition of revenue.  Applying the practical expedient from ASC 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.  These costs are included in the “Selling and administrative expenses” line of the Condensed Consolidated Statements of Operations.

Index
Disaggregation of Revenue

The following table provides disaggregated revenue by reportable segment for the three month period ended June 30, 2018.

	Industrials	Energy	Medical	Total
Primary Geographic Markets
United States	$91.0	$173.1	$24.8	$288.9
Other Americas	17.0	28.1	0.5	45.6
Total Americas	$108.0	$201.2	$25.3	$334.5
EMEA	164.6	45.2	27.8	237.6
Asia Pacific	56.1	26.7	13.3	96.1
Total	$328.7	$273.1	$66.4	$668.2

Product Categories
Original equipment(1)	$225.6	$118.6	$64.2	$408.4
Aftermarket(2)	103.1	154.5	2.2	259.8
Total	$328.7	$273.1	$66.4	$668.2

Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$314.1	$258.9	$66.4	$639.4
Revenue recognized over time(4)	14.6	14.2	-	28.8
Total	$328.7	$273.1	$66.4	$668.2

(1)	Revenues from sales of capital equipment within the Industrials and Energy Segments and sales of components to original equipment manufacturers in the Medical Segment.

(2)	Revenues from sales of spare parts, accessories, other components and services in support of maintaining customer owned, installed base of the Company’s original equipment.

(3)
Revenues from short and long duration product and service contracts recognized at a point in time when control is transferred to the customer generally when products delivery has occurred and services have been rendered.

(4)
Revenues primarily from long duration ETO product contracts and certain contracts for the delivery of a significant volume of substantially similar products recognized over time as contractual performance obligations are completed.

Index
The following table provides disaggregated revenue by reportable segment for the six month period ended June 30, 2018.

	Industrials	Energy	Medical	Total
Primary Geographic Markets
United States	$181.4	$338.5	$46.1	$566.0
Other Americas	38.2	55.6	1.4	95.2
Total Americas	$219.6	$394.1	$47.5	$661.2
EMEA	325.6	70.4	54.7	450.7
Asia Pacific	100.4	50.8	24.6	175.8
Total	$645.6	$515.3	$126.8	$1,287.7

Product Categories
Original equipment(1)	$441.2	$210.0	$122.2	$773.4
Aftermarket(2)	204.4	305.3	4.6	514.3
Total	$645.6	$515.3	$126.8	$1,287.7

Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$621.6	$497.9	$126.8	$1,246.3
Revenue recognized over time(4)	24.0	17.4	-	41.4
Total	$645.6	$515.3	$126.8	$1,287.7

(1)	Revenues from sales of capital equipment within the Industrials and Energy Segments and sales of components to original equipment manufacturers in the Medical Segment.

(2)	Revenues from sales of spare parts, accessories, other components and services in support of maintaining customer owned, installed base of the Company’s original equipment.

(3)
Revenues from short and long duration product and service contracts recognized at a point in time when control is transferred to the customer generally when products delivery has occurred and services have been rendered.

(4)
Revenues primarily from long duration ETO product contracts and certain contracts for the delivery of a significant volume of substantially similar products recognized over time as contractual performance obligations are completed.

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

The Company’s primary performance obligations include delivering standard or configured to order (“CTO”) goods to customers, designing and manufacturing a broad range of equipment customized to a customer’s specifications in ETO arrangements, rendering of services (maintenance and repair contracts) and certain extended or service type warranties.  For incidental items that are immaterial in the context of the contract, costs are expensed as incurred or accrued at delivery.

As of June 30, 2018, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $178.2 million in the next twelve months and $88.1 million in periods thereafter.  The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time, and service contracts with an original duration greater than one year.

Index
Contract Balances

The following table provides the contract balances as of June 30, 2018 and December 31, 2017 presented in the Condensed Consolidated Balance Sheets.

	June 30, 2018	December 31, 2017
Accounts receivable, net of allowance for doubtful accounts of $19.4 and $18.7, respectively	$495.5	$536.3
Contract assets	8.1	-
Contract liabilities	80.7	42.7

Accounts receivable – Amounts due where the Company’s right to receive cash is unconditional.

Contract assets – The Company’s rights to consideration for the satisfaction of performance obligations subject to constraints apart from timing.  Contract assets are transferred to receivables when the right to collect consideration becomes unconditional.  Contract assets are presented net of progress billings and related advances from customers.

Contract liabilities – Advance payments received from customers for contracts for which revenue is not yet recognized.  The increase in the contract liabilities account as of June 30, 2018 and December 31, 2017 was due primarily to the acquisition of Runtech of $25.6 million.  The remaining change is due to the timing of milestone payments received related to projects for production later this year, partially offset by contract liability balances converted to revenue in the period.  Contract liability balances are generally recognized in revenue within twelve months.

Contract assets and liabilities are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period.  Contract assets and liabilities are presented net on a contract level, where required.

Payments from customer are generally due 30-60 days after invoicing.  Invoicing for sales of standard products generally coincides with shipment or delivery of goods.  Invoicing for CTO and ETO contracts typically follows a schedule for billing at contractual milestones.  Payments milestones normally include down payments upon the contract signing, completion of product design, completion of customer’s preliminary inspection, shipment or delivery, completion of installation, and customer’s on-site inspection.  The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets.

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

The Tax Act also establishes new tax laws that affected 2018, including, but not limited to (1) the reduction of the U.S. federal corporate tax rate from 35% to 21%; (2) the elimination of the corporate alternative minimum tax (“AMT”); (3) the creation of the base erosion anti-abuse tax (“BEAT”), a new minimum tax; (4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to tax global intangible low-taxed income (“GILTI”), which allows for the possibility of using foreign tax credits (“FTC”) and a deduction of up to 50% to offset the income tax liability (subject to some limitations); (6) a new limitation on deductible interest expense; (7) the repeal of the domestic production activity deduction; (8) limitations on the deductibility of certain executive compensation; (9) limitations on the use of FTCs to reduce the U.S. income tax liability; and (10) limitations on net operating losses (“NOL”) generated after December 31, 2017, to 80% of taxable income.

Index
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

The Company has not completed the accounting for the income tax effects of certain elements of the Tax Act. If the Company was able to make reasonable estimates of the effects of elements for which an analysis is not yet complete, the Company recorded provisional adjustments, as described above. If the Company was not yet able to make reasonable estimates of the impact of certain elements, the Company has not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act. As the Company completes the accounting of the income tax effects of the Tax Act, the Company anticipates that additional charges or benefits may be recorded at such time as prescribed by ASC 740 and SAB 118, and as further information becomes available regarding the Tax Act, the Company may make further adjustments to the provisions that have been recorded in the financial statements. The Company also continues to examine the impact of this tax reform legislation.

The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. While the Company was able to make a reasonable estimate of the impact of the reduction in corporate rate, that estimate may be affected by other analyses related to the Tax Act, including, but not limited to, a calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.  In the six month period ended June 30, 2018, no changes were made to either the benefit recognized of $89.6 million in 2017 or the $69.0 million benefit relating to the reduction of the ASC 740-30 liability also due to the change of the ending deferred tax rate for 2017.  This remained an estimate as of June 30, 2018.

The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of the Company’s foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, the amount of non-U.S. income taxes paid on such earnings, and the impact of the accumulated overall foreign source loss on the Company’s ability to utilize foreign tax credits. The Company was able to make a reasonable estimate at year end 2017 for the Transition Tax and recorded a provisional Transition Tax obligation of $63.3 million. As a result of further technical guidance, an adjustment of additional tax expense of $7.9 million was made in the three month period ended March 31, 2018 relating to the Transition Tax.  This adjustment brings the total impact of Transition Tax to $71.3 million.  No additional changes were made during the three month period ended June 30, 2018. The Company continues to gather additional information to more precisely compute the amount of the Transition Tax and therefore, this amount remained an estimate as of June 30, 2018.

The Company’s accounting for the following elements of the Tax Act is incomplete, and no provisional adjustments, other than the adjustment related to the effects of the transitional tax, were recorded related to ASC 740-30.

Due to complexities, the Company has not yet determined if a change to the policy concerning permanent reinvestment will be made as a result of the Tax Act. No additional adjustments relating to ASC 740-30 have been recorded in accordance with SAB 118.

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

Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”).   The Company has determined that it will follow the period costs method (option 1 above) going forward.  The tax provision for the six month period ended June 30, 2018 reflects this decision.  All of the additional calculations and rule changes found in the Tax Act have been considered in the tax provision for the three and six month periods ended June 30, 2018.

Index
The following table summarizes the Company’s provision (benefit) for income taxes and effective income tax provision rate for the three and six month periods ended June 30, 2018 and 2017.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2018	2017	2018	2017
Income (loss) before income taxes	$77.5	$(190.2)	$143.4	$(198.8)
Provision (benefit) for income taxes	$17.2	$(43.9)	$40.7	$(45.6)
Effective income tax rate	22.2%	23.1%	28.4%	22.9%

The increase in the provision for income taxes for the three month period ended June 30, 2018 when compared to the same three month period in 2017 is primarily due to the overall increase in global earnings when compared to the prior year.  The effective income tax provision rate was impacted by the increase in global earnings and reduced by the windfall tax benefit to result in an overall decrease in the rate for the three month period ended June 30, 2018 when compared to the same three month period of 2017.

The increase in the provision for income taxes and increase in the effective income tax provision rate for the six month period ended June 30, 2018 when compared to the same six month period of 2017 is primarily due to the overall increase in global earnings when compared to the prior year.

Note 14. Supplemental Information

The components of “Other operating expense, net” for the three month and six month periods ended June 30, 2018 and 2017 are as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2018	2017	2018	2017
Other Operating Expense, Net
Foreign currency transaction (gains) losses, net	$(2.4)	$4.0	$0.2	$4.7
Restructuring charges, net (1)	-	0.4	-	2.1
Environmental remediation expenses (2)	-	(0.1)	-	0.9
Stock-based compensation expense (3)	(0.8)	156.2	1.9	156.2
Shareholder litigation settlement recoveries(4)	-	-	(4.5)	-
Acquisition related expenses and non-cash charges(5)	2.9	1.0	5.9	1.8
(Gains) losses on asset and business disposals	-	(0.5)	(1.2)	2.5
Other, net	0.9	0.4	2.6	1.1
Total other operating expense, net	$0.6	$161.4	$4.9	$169.3

(1)	See Note 3 “Restructuring.”

(2)	Estimated environmental remediation costs recorded on an undiscounted basis for a former production facility.

(3)
Represents stock-based compensation expense recognized for the three month and six month periods ended June 30, 2018 of $1.8 million and $5.2 million, respectively, reduced by a ($2.6 million) and ($3.3 million) decrease in the estimated accrual for employer taxes for the three month and six month periods ended June 30, 2018, respectively, as a result of the achievement of employer tax caps in countries outside of the United States.  Represents stock-based compensation expense recognized for stock options outstanding of $61.4 million and DSUs granted to employees at the date of the initial public offering of $94.8 million under the 2013 Stock Incentive Plan for the three and six month periods ended June 30, 2017.

(4)	Represents an insurance recovery of the Company’s shareholder litigation settlement in 2014.

Index
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

The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the Products described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, inherent uncertainties of litigation and future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case (discussed below), or other inability to collect from the Company’s historical insurers or indemnitors, could cause a different outcome. While the outcome of legal proceedings is inherently uncertain, based on presently known facts, experience, and circumstances, the Company believes that the amounts accrued on its balance sheet are adequate and that the liabilities arising from the asbestos and silica-related personal injury lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. “Accrued liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheet include a total litigation reserve of $100.8 million and $105.6 million as of June 30, 2018 and December 31, 2017, with respect to potential liability arising from the Company’s asbestos-related litigation. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity.

The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has also pursued litigation against certain insurers or indemnitors, where necessary. The Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $96.2 million and $100.4 million as of June 30, 2018 and December 31, 2017, respectively, which was included in “Other assets” on the Consolidated Balance Sheets. During the six month period ended June 30, 2018 the Company received asbestos related insurance recoveries of $9.6 million, of which $4.0 million related to the recovery of indemnity payments, and was recorded as a reduction of the insurance recovery receivable in “Other assets” on the Condensed Consolidated Balance Sheets, and $5.6 million related to reimbursement of previously expensed legal defense costs, and was recorded as a reduction of “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations.

Index
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

The Company has undiscounted accrued liabilities of $7.1 million and $7.5 million as of June 30, 2018 and December 31, 2017, respectively, on its Condensed Consolidated Balance Sheet to the extent costs are known or can be reasonably estimated for its remaining financial obligations for the environmental matters discussed above and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.

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

Index
The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Income (Loss) Before Income Taxes for the three month and six month periods ended June 30, 2018 and 2017.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2018	2017	2018	2017
Revenue
Industrials	$328.7	$282.8	$645.6	$530.8
Energy	273.1	239.5	515.3	417.7
Medical	66.4	56.8	126.8	112.3
Total Revenue	$668.2	$579.1	$1,287.7	$1,060.8
Segment Adjusted EBITDA
Industrials	$71.1	$63.4	$137.9	$110.6
Energy	79.7	62.2	147.6	100.6
Medical	18.0	15.4	33.9	30.1
Total Segment Adjusted EBITDA	$168.8	$141.0	$319.4	$241.3
Less items to reconcile Segment Adjusted EBITDA to
Income (Loss) Before Income Taxes(1):
Corporate expenses not allocated to segments(a)	$7.2	$8.9	$9.6	$17.1
Interest expense	26.1	39.5	52.1	85.3
Depreciation and amortization expense	45.3	43.8	90.2	83.5
Sponsor fees and expenses(b)	-	16.2	-	17.3
Restructuring and related business transformation costs(c)	8.4	5.6	12.9	14.2
Acquisition related expenses and non-cash charges(d)	5.7	1.2	10.3	1.9
Environmental remediation loss reserve(e)	-	(0.1)	-	0.9
Expenses related to public stock offerings(f)	0.5	1.8	1.9	3.2
Establish public company financial reporting compliance(g)	1.1	2.1	1.9	3.3
Stock-based compensation(h)	(0.8)	156.2	1.9	156.2
Foreign currency transaction (gains) losses, net	(2.4)	4.0	0.2	4.7
Loss on extinguishment of debt(i)	0.2	50.4	0.2	50.4
Shareholder litigation settlement recoveries(j)	-	-	(4.5)	-
Other adjustments(k)	-	1.6	(0.7)	2.1
Income (Loss) Before Income Taxes	$77.5	$(190.2)	$143.4	$(198.8)

(1)
The reconciling items for the three month and six month periods ended June 30, 2017 have been reclassified to conform to the methodology used in the three and six month periods ended June 30, 2018, and include the following.

(a)	Includes insurance recoveries of asbestos legal fees of $5.6 million in the six month period ended June 30, 2018.

(b)	Represents management fees and expenses paid to the Company’s Sponsor.

Index
(c)	Restructuring and related business transformation costs consist of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2018	2017	2018	2017
Restructuring charges	$-	$0.4	$-	$2.1
Severance, sign-on, relocation and executive search costs	1.9	0.6	3.9	1.6
Facility reorganization, relocation and other costs	0.7	1.8	1.3	2.9
Information technology infrastructure transformation	0.2	2.0	0.2	2.7
(Gains) losses on asset and business disposals	-	(0.5)	(1.2)	2.5
Consultant and other advisor fees	4.0	0.8	6.6	1.2
Other, net	1.6	0.5	2.1	1.2
Total restructuring and related business transformation costs	$8.4	$5.6	$12.9	$14.2

(d)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs and non-cash charges and credits arising from fair value purchase accounting adjustments.

(e)	Represents estimated environmental remediation costs and losses relating to a former production facility.

(f)	Represents expenses related to the Company’s initial public offering and subsequent secondary offerings.

(g)
Represents third party expenses to comply with the requirements of Sarbanes-Oxley in 2018 and the accelerated adoption of the new revenue recognition standard (ASC 606 – Revenue from Contracts with Customers) in the first quarter of 2018, one year ahead of the required adoption date for a private company.  These expenses were previously included in “Expenses related to initial stock offering” and prior periods have been restated to conform to current period presentation.

(h)
Represents stock-based compensation expense recognized for the three month and six month periods ended June 30, 2018 of $1.8 million and $5.2 million, respectively, reduced by a ($2.6 million) and ($3.3 million) decrease in the estimated accrual for employer taxes for the three month and six month periods ended June 30, 2018, respectively, as a result of the achievement of employer tax caps in countries outside of the United States.  Represents stock-based compensation expense recognized for stock options outstanding of $61.4 million and DSUs granted to employees at the date of the initial public offering of $94.8 million under the 2013 Stock Incentive Plan for the three and six month periods ended June 30, 2017.

(i)	Represents losses on extinguishment of the senior notes and a portion of the U.S. term loan.

(j)	Represents an insurance recovery of the Company’s shareholder litigation settlement in 2014.

(k)
Includes (i) the effects of the amortization of prior service costs and the amortization of gains in pension and other postretirement benefits (OPEB) expense, (ii) certain legal and compliance costs and (iii) other miscellaneous adjustments.

Note 17. Related Party Transactions

Affiliates of KKR participated as (i) a lender in the Company’s Senior Secured Credit Facilities discussed in Note 8, “Debt,” (ii) an underwriter in the Company’s initial public offering, and (iii) a provider of services for the fiscal year 2017 debt refinancing transaction.  KKR held a position in the Euro Term Loan Facility of €49.6 million as of June 30, 2018.

The Company entered into a monitoring agreement, dated July 30, 2013, with KKR pursuant to which KKR will provide management, consulting and financial advisory services to the Company and its divisions, subsidiaries, parent entities and controlled affiliates.  Under the terms of the monitoring agreement the Company was, among other things, obligated to pay KKR (or such affiliate(s) as KKR designates) an aggregate annual management fee in the initial annual amount of $3.5 million, payable in arrears at the end of each fiscal quarter, plus upon request all reasonable out of pocket expenses incurred in connection with the provision of services under the agreement.  The management fee increases at a rate of 5% per year effective on January 1, 2014.  In May 2017, in connection with the Company’s initial public offering, the monitoring agreement was terminated and the Company paid a termination fee of $16.2 million during the three month period ended June 30, 2017 which was included in the “Selling and administrative expenses” line of the Condensed Consolidated Statements of Operations.  The Company incurred management fees to KKR of $1.1 million and no out of pocket expenses for the six month period ended June 30, 2017.

Index
Note 18. Earnings (Loss) Per Share

The computations of basic and diluted loss per share are as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$60.3	$(146.3)	$102.7	$(153.2)
Less: Net income attributable to noncontrolling interests	-	-	-	0.1
Net income (loss) attributable to Gardner Denver Holdings, Inc.	$60.3	$(146.3)	$102.7	$(153.3)
Average shares outstanding:
Basic	201.8	176.9	201.7	162.8
Diluted	209.6	176.9	209.8	162.8
Income (loss) per share:
Basic	$0.30	$(0.83)	$0.51	$(0.94)
Diluted	$0.29	$(0.83)	$0.49	$(0.94)

The DSUs described in Note 15, “Stock-Based Compensation” of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 are considered outstanding shares for the purpose of computing basic earnings (loss) per share because they will become issued solely upon the passage of time.

As of June 30, 2018, there was 0.8 million anti-dilutive shares that were not included in the computation of diluted earnings per share.  As of June 30, 2017, there was 12.2 million of potentially dilutive stock-based awards that were not included in the computation of diluted loss per share because their inclusion would be anti-dilutive.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and result of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  Actual results may differ materially from those contained in any forward-looking statements.  You should carefully read the “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Industrials Revenue

Our Industrials Segment Revenues are generated primarily through sales of air compression, vacuum and blower products to customers in multiple industries and geographies. A significant portion of our sales in the Industrials segment are made to independent distributors. The majority of Industrials segment revenues are derived from short duration contracts and revenue is recognized at a single point in time when control is transferred to the customer, generally at shipment or when delivery has occurred or services have been rendered.  Certain contracts may involve significant design engineering to customer specifications, and depending on the contractual terms, revenue is recognized either over the duration of the contract or at contract completion when equipment is delivered to the customer. Our large installed base of products in our Industrials segment drives demand for recurring aftermarket support services primarily composed of replacement part sales to our distribution partners and, to a lesser extent, by directly providing replacement parts and repair and maintenance services to end customers. Revenue for services is recognized when services are performed. Historically, our shipments and revenues have peaked during the fourth quarter as our customers seek to fully utilize annual capital spending budgets.

Energy Revenue

Our Energy Segment Revenues are generated primarily through sales of positive displacement pumps, liquid ring vacuum pumps, compressors and integrated systems and engineered fluid loading and transfer equipment and associated aftermarket parts, consumables and services for use primarily in upstream, midstream, downstream and petrochemical end-markets across multiple geographies. The majority of Energy segment revenues are derived from short duration contracts and revenue is recognized at a single point in time when control is transferred to the customer, generally at shipment or when delivery has occurred or services have been rendered. Certain contracts with customers in the mid- and downstream and petrochemical markets are higher sales value and often have longer lead times and involve more application specific engineering. Depending on the contractual terms, revenue is recognized either over the duration of the contract or at contract completion when equipment is delivered to the customer. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined to be probable. As a result, the timing of these contracts can result in significant variation in reported revenue from quarter to quarter. Our large installed base of products in our Energy segment drives demand for recurring aftermarket support services to customers, including replacement parts, consumables and repair and maintenance services. The mix of aftermarket to original equipment revenue within the Energy segment is impacted by trends in upstream energy activity in North America. Revenue for services is recognized when services are performed. In response to customer demand for faster access to aftermarket parts and repair services, we expanded our direct aftermarket service locations in our Energy segment, particularly in North American markets driven by upstream energy activity. Energy segment products and aftermarket parts, consumables and services are sold both directly to end customers and through independent distributors, depending on the product category and geography.

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

Index
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

Index
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

Foreign Currency Fluctuations

A significant portion of our revenues, approximately 52% for the six month period ended June 30, 2018, was denominated in currencies other than the U.S. dollar. Because much of our manufacturing facilities and labor force costs are outside of the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.

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

Our exposure to upstream energy production levels, coupled with reduced exploration activity and the deferral of maintenance and growth in capital expenditures by upstream energy companies, favorably impacted our financial results in the six month period ended June 30, 2018.

The average daily closing of West Texas Intermediate spot market crude oil prices for the six month period ended June 30, 2018 increased to $65.55 from $49.85 in the same period in 2017. As a result, there has been increased exploration activity and capital expenditures by upstream energy companies. According to Baker Hughes, Inc., the average weekly U.S. land rig count increased to 986 during the six month period ended June 30, 2018 from 798 in 2017, and, according to Spears & Associates, Inc., the annual average monthly new wells drilled in the United States increased to 1,967 for the six month period ended June 30, 2018 compared to 1,883 in the same period in 2017.  We have experienced increased demand for our upstream energy products and services in the six month period ended June 30, 2018 compared to the same six months in 2017.

Index
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

A key element of our business transformation initiatives are restructuring programs within our Industrials, Energy, and Medical segments. Restructuring charges, program related facility reorganization, relocation and other costs, and related capital expenditures were impacted most significantly by these business transformation initiatives. Under these restructuring programs, we incurred restructuring charges of $0.0 million and $0.4 million in the three month periods ended June 30, 2018 and 2017, respectively, and $0.0 million and $2.1 million in the six month periods ended June 30, 2018 and 2017, respectively.  These restructuring programs were completed in 2017. We generally expect that the savings associated with these restructuring programs will recover the associated costs within two to three years of such costs being incurred. In addition, we incurred program related facility reorganization, relocation and other costs of $8.4 million and $5.2 million in the three month periods ended June 30, 2018 and 2017, respectively, and $12.9 million and $12.1 million in the six month periods ended June 30, 2018 and 2017.

Acquisitions

Given our global reach, market leading position in our various product categories, strong channel access and aftermarket presence and operational excellence competency, we provide an attractive acquisition platform in the flow control and compression equipment sectors. Part of our strategy for growth is to acquire complementary flow control and compression equipment businesses, which provide access to new technologies or geographies or improve our aftermarket offerings.

In June 2017, within our Industrials segment, we acquired a leading North American manufacturer of gas compression equipment and solutions for vapor recovery, biogas and other process and industrial applications for approximately $20.4 million (inclusive of an indemnity holdback of $1.9 million recorded in “Accrued liabilities”).  In February 2018, within our Industrials segment, we acquired a leading global manufacturer of turbo vacuum technology systems and optimization solutions for industrial applications for approximately $94.9 million, net of cash acquired.  In May 2018, within our Energy segment, we acquired a manufacturer of plungers, pony rods and other well service pump components for approximately $21.0 million, net of cash acquired (inclusive of a $2.0 million promissory note and a $0.2 million holdback recorded in “Accrued liabilities”).

See Note 2 “Business Combinations” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for the impact of the acquisitions on revenue and operating earnings from the date of acquisition.

Sponsor Management Fees and Expenses

Through the date of our initial public offering, our Sponsor charged an annual management fee, as well as fees and expenses for services provided.  In May 2017, in connection with our initial public offering, the monitoring agreement was terminated in accordance with its terms and we paid a termination fee of approximately $16.2 million.  Sponsor fees and expenses were $1.1 million for the six month period ended June 30, 2017.

Stock-Based Compensation Expense

Under the terms of the 2013 Stock Incentive Plan and the 2017 Omnibus Incentive Plans stock-based compensation expense of $1.8 million and $5.2 million was recognized for the three month and six month periods ended June 30, 2018.

Under the terms of the 2013 Plan, concurrent with the initial public offering, we recognized stock-based compensation expense of approximately $61.4 million related to time-based and performance-based stock options for the six month period ended June 30, 2017.  We also recognized $94.8 million of compensation expense related to a grant of 5.5 million deferred stock units (“DSU”) to employees at the date of the initial public offering.

We expect to make stock-based awards to employees and recognize stock-based compensation expense in future periods.  Prior to our initial public offering which occurred in May 2017, no stock-based compensation expense was recognized.

Index
Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that impact the fourth quarter of 2017 and full year 2018.

See Note 13 “Income Taxes” to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

Outlook

Industrials Segment

The mission-critical nature of our Industrials products across manufacturing processes drives a demand environment and outlook that are highly correlated with global and regional industrial production, capacity utilization and long-term GDP growth. In the United States and Europe, we are poised to continue benefiting from expected growth in real GDP, along with a continued rebound in industrial production activity in 2018. In APAC, despite the recent deceleration, GDP growth remains robust. In the second quarter of 2018, we had $336.2 million of orders in our Industrials segment, an increase of 19.5% over the second quarter of 2017, or a 14.8% increase on a constant currency basis.

Energy Segment

Our Energy segment has a diverse range of equipment and associated aftermarket parts, consumables and services for a number of market sectors with energy exposure, spanning upstream, midstream, downstream and petrochemical applications. Demand for certain of our Energy products has historically corresponded to the supply and demand dynamics related to oil and natural gas products, and has been influenced by oil and natural gas prices, the level and intensity of hydraulic fracturing activity, rig count, drilling activity and other economic factors. These factors have caused the level of demand for certain of our Energy products to change at times (both positively and negatively) and we expect these trends to continue in the future.  In the second quarter of 2018, we had $303.7 million of orders in our Energy segment, an increase of 14.0% over the second quarter of 2017, or an 11.8% increase on a constant currency basis.

An increased number of drilling rigs have reentered the market as crude oil prices have improved from low points observed during the first half of 2016 and the number of drilled but uncompleted wells has grown 89% from December 2013 to June 2018. Land rig count in the United States has increased 168% from 384 rigs in May 2016 to 1,028 rigs in June 2018 compared to a relatively flat rig count growth in the rest of the world over this same time period. This trend is expected to continue, as Spears & Associates, Inc. projects the U.S. land rig count to grow 8% from the second quarter of 2018 to the fourth quarter of 2018, compared to 4% for the rest of the world (excluding Canada) over this same time period. We believe we are well positioned to benefit from the expected growth in drilling rigs and improvements in crude oil prices. In addition, secular industry trends that are driving increased demand of newer, fit-for-purpose equipment with innovations that increase productivity. As a result of our expanded direct aftermarket service locations, particularly within North America, we believe we are well positioned to benefit from both the increasing intensity of hydraulic fracturing activity and the increase in the backlog of drilled but uncompleted wells.

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

Medical Segment

In 2018, we continue to see an uptick in demand for products and services in the Medical space driven by attractive secular growth trends in the aging population requiring medical care, emerging economies modernizing and expanding their healthcare systems and increased investment globally in health solutions. Our entry into Liquid diaphragm pumps and Liquid Handling Automation Systems is seeing favorable response from the market driven by the need for higher healthcare efficiency, requiring premium and high performance systems. In the second quarter of 2018, we had $72.5 million of orders in our Medical segment, an increase of 27.2% over the second quarter of 2017, or a 22.5% increase on a constant currency basis.

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

Index
The following table presents selected Consolidated Results of Operations of our business for the three and six month periods ended June 30, 2018 and 2017.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2018	2017	2018	2017
Condensed Consolidated Statement of Operations:
Revenues	$668.2	$579.1	$1,287.7	$1,060.8
Cost of sales	418.9	363.2	806.6	670.3
Gross profit	249.3	215.9	481.1	390.5
Selling and administrative expenses	115.8	125.6	222.6	228.0
Amortization of intangible assets	31.5	30.5	62.4	58.1
Other operating expense, net	0.6	161.4	4.9	169.3
Operating income (loss)	101.4	(101.6)	191.2	(64.9)
Interest expense	26.1	39.5	52.1	85.3
Loss on extinguishment of debt	0.2	50.4	0.2	50.4
Other income, net	(2.4)	(1.3)	(4.5)	(1.8)
Income (loss) before income taxes	77.5	(190.2)	143.4	(198.8)
Provision (benefit) for income taxes	17.2	(43.9)	40.7	(45.6)
Net income (loss)	60.3	(146.3)	102.7	(153.2)
Less: Net income attributable to noncontrolling interest	-	-	-	0.1
Net income (loss) attributable to Gardner Denver Holdings, Inc	$60.3	$(146.3)	$102.7	$(153.3)

Percentage of Revenues:
Gross profit	37.3%	37.3%	37.4%	36.8%
Selling and administrative expenses	17.3%	21.7%	17.3%	21.5%
Operating income (loss)	15.2%	(17.5%)	14.8%	(6.1%)
Net income (loss)	9.0%	(25.3%)	8.0%	(14.4%)
Adjusted EBITDA	24.2%	22.8%	24.1%	21.1%

Other Financial Data:
Adjusted EBITDA(1)	161.6	132.1	309.8	224.2
Adjusted Net Income (1)	92.4	43.7	173.2	63.9
Cash flows - operating activities	134.3	22.6	194.5	20.0
Cash flows - investing activities	(29.4)	(24.1)	(131.4)	(40.6)
Cash flows - financing activities	(106.3)	14.2	(114.5)	0.8
Free Cash Flow (1)	123.5	12.2	173.6	(6.8)

(1)	See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the nearest GAAP measure.

Revenues

Revenues for the three month period ended June 30, 2018 were $668.2 million, an increase of $89.1 million, or 15.4%, compared to $579.1 million for the same three month period in 2017.  The increase in revenues was due primarily to higher revenues from upstream energy exposed markets in our Energy segment (4.1% or $23.6 million), higher volume in our Industrials segment including acquisitions as well as higher volume in the other markets in our Energy segment and our Medical segment (7.0% or $40.3 million), the favorable impact of foreign currencies (3.3% or $19.1 million) and improved pricing (1.1% or $6.1 million).  The percentage of consolidated revenues derived from aftermarket parts and services was 38.9% in the three month period ended June 30, 2018 compared to 41.7% in the same three month period in 2017.

Revenues for the six month period ended June 30, 2018 were $1,287.7 million, an increase of $226.9 million, or 21.4% compared to $1,060.8 million for the same six month period in 2017.  The increase in revenues was due primarily to higher revenues from upstream energy exposed markets in our Energy segment (7.5% or $79.8 million), the favorable impact of foreign currencies (4.8% or $51.4 million), higher volume in our Industrials segment including acquisitions as well as higher volume in the other markets in our Energy segment and our Medical segment (8.0% or $84.7 million) and improved pricing (1.0% or $11.0 million).  The percentage of consolidated revenues derived from aftermarket parts and services was 39.9% in the six month period ended June 30, 2018 compared to 43.1%

Index
Gross Profit

Gross profit for the three month period ended June 30, 2018 was $249.3 million, an increase of $33.4 million, or 15.5%, compared to $215.9 million for the same three month period in 2017, and as a percentage of revenues was 37.3% for the three month periods ended June 30, 2018, and 2017.  The increase reflects higher revenues from upstream energy exposed markets in our Energy segment, higher volume in the other markets in our Energy segment as well as our Industrials and Medical segments, revenues from acquisitions in the second quarter of 2017 and first quarter of 2018 in our Industrials segment, and improved pricing.

Gross profit for the six month period ended June 30, 2018 was $481.1 million, an increase of $90.6 million, or 23.2% compared to $390.5 million in the same six month period in 2017, and as a percentage of revenues was 37.4% for the six month period ended June 30, 2018 and 36.8% for the same six month period in 2017.  The increase reflects higher revenues from upstream energy exposed markets in our Energy segment, higher volume in the other markets in our Energy segment as well as our Industrials and Medical segments, revenues from acquisitions in the second quarter of 2017 and first quarter of 2018 in our Industrials segment, and improved pricing.

Selling and Administrative Expenses

Selling and administrative expenses were $115.8 million for the three month period ended June 30, 2018, a decrease of $9.8 million, or 7.8%, compared to $125.6 million for the same three month period in 2017.  Selling and administrative expenses as a percentage of revenues decreased to 17.3% for the three month period ended June 30, 2018 from 21.7% in the same three month period in 2017.  The decrease in selling and administrative expenses primarily reflects lower salaries and other employee related costs and lower sponsor fees, partially offset by higher professional and consulting fees, increased facility operating expenses, and increased sales commissions.

Selling and administrative expenses were $222.6 million for the six month period ended June 30, 2018, a decrease of $5.4 million, or 2.4%, compared to $228.0 million for the same six month period in 2017.  Selling and administrative expenses as a percentage of revenues decreased to 17.3% for the six month period ended June 30, 2018 from 21.5% in the same six month period in 2017.  The decrease in selling and administrative expenses primarily reflects lower sponsor fees, partially offset by higher salaries and other employee related costs, higher professional and consulting fees, increased facility operating expenses, and increased sales commissions.

Amortization of Intangible Assets

Amortization of intangible assets was $31.5 million for the three month period ended June 30, 2018, an increase of $1.0 million, compared to $30.5 million in the same three month period in 2017.  The increase was primarily due to amortization of intangibles acquired in the second quarter of 2017 and the first and second quarters of 2018.

Amortization of intangible assets was $62.4 million for the six month period ended June 30, 2018, an increase of $4.3 million, compared to $58.1 million in the same six month period in 2017.  The increase was primarily due to amortization of intangibles acquired in the second quarter of 2017 and the first and second quarters of 2018.

Other Operating Expense, Net

Other operating expense, net for the three month period ended June 30, 2018 was $0.6 million, a decrease of $160.8 million, compared to $161.4 million in the same three month period in 2017.  The decrease was primarily due to lower stock-based compensation expense ($157.0 million), increased foreign currency transaction gains, net ($6.4 million, consisting of $2.4 million of gains in the three month period ended June 30, 2018 compared to losses of $4.0 million in the same period in 2017), and lower restructuring charges, net ($0.4 million), partially offset by increased acquisition related expenses and non-cash charges ($1.9 million), and lower gains on asset and business disposals ($0.6 million).

Other operating expense, net for the six month period ended June 30, 2018 was $4.9 million, a decrease of $164.4 million, compared to $169.3 million in the same six month period in 2017.  The decrease was primarily due to lower stock-based compensation expense ($154.3 million), a shareholder litigation settlement recovery received in 2018 ($4.5 million),  lower foreign currency transaction losses, net ($4.5 million), increased gains on asset and business disposals ($3.7 million, consisting of $1.2 million of gains in the six month period ended June 30, 2018 compared to losses of $2.5 million in the same period in 2017), lower restructuring charges, net ($2.1 million), and lower environmental remediation expenses ($0.9 million), and partially offset by increased acquisition related expenses and non-cash charges ($4.1 million).

Index
Interest Expense

Interest expense for the three month period ended June 30, 2018 was $26.1 million, a decrease of $13.4 million, compared to $39.5 million in the same three month period in 2017.  The decrease was primarily due to a lower weighted-average interest rate of approximately 5.2% for the three month period ended June 30, 2018 compared to 6.5% in the same three month period in 2017.

Interest expense for the six month period ended June 30, 2018 was $52.1 million, a decrease of $33.2 million, compared to $85.3 million in the same six month period in 2017.  The decrease was primarily due to reduced debt as a result of repayments of debt with proceeds from our initial public offering in May 2017, and a lower weighted-average interest rate of approximately 5.1% in the six month period ended June 30, 2018 compared to 6.5% in the same six month period in 2017.

Other Income, Net

Other income, net was $2.4 million in the three month period ended June 30, 2018 and $1.3 million in the same three month period in 2017, consisting primarily of investment income and realized and unrealized gains and losses on investments.

Other income, net was $4.5 million in the six month period ended June 30, 2018 and $1.9 million in the same six month period in 2017, consisting primarily of investment income and realized and unrealized gains and losses on investments.

Provision (Benefit) for Income Taxes

The provision for income taxes was $17.2 million resulting in a 22.2% effective income tax provision rate for the three month period ended June 30, 2018, compared to a benefit for income taxes of ($43.9) million resulting in a 23.1% effective income tax benefit rate in the same three month period in 2017.  The increase in the provision for income taxes for the three month period ended June 30, 2018 when compared to the same three month period of 2017 is primarily due to the overall increase in global earnings when compared to the prior year.  The effective income tax provision rate was impacted by the increase in global earnings and reduced by the windfall tax benefit to result in an overall decrease in the rate for the three month period ended June 30, 2018 when compared to the same three month period of 2017.

The provision for income taxes was $40.7 million resulting in a 28.4% effective income tax provision rate for the six month period ended June 30 2018, compared to a benefit for income taxes of ($45.6) million resulting in a 22.9% effective income tax benefit rate in the same six month period in 2017. The increase in the provision for income taxes and increase in the effective income tax provision rate for the six month period ended June 30, 2018 when compared to the same six month period of 2017 is primarily due to the overall increase in global earnings when compared to the prior year.

Net Income (Loss)

Net income was $60.3 million for the three month period ended June 30, 2018 compared to a net loss of $146.3 million in the same three month period in 2017.  The increase in net income was primarily due to higher gross profit on increased revenues, reduced interest expense, lower selling and administrative expenses, reduced loss on the extinguishment of debt, and lower other operating expenses, net, partially offset by an increased provision for income taxes and higher amortization expenses.

Net income was $102.7 million for the six month period ended June 30, 2018 compared to a net loss of $153.2 million in the same six month period in 2017.  The increase in net income was primarily due to higher gross profit on increased revenues, reduced interest expense, lower selling and administrative expenses, reduced loss on the extinguishment of debt, and lower other operating expenses, net, partially offset by an increased provision for income taxes and higher amortization expenses.

Adjusted EBITDA

Adjusted EBITDA increased $29.5 million to $161.6 million for the three month period ended June 30, 2018 compared to $132.1 million in the same three month period in 2017.  Adjusted EBITDA as a percentage of revenues increased 140 basis points to 24.2% for the three month period ended June 30, 2018 from 22.8% for the same three month period in 2017.  The increase in Adjusted EBITDA was primarily due to higher volume including acquisitions in our Industrials segment as well as higher volume in the other markets in our Energy segment and our Medical segment ($15.2 million), increased revenues in upstream energy exposed markets in our Energy segment ($14.0 million), improved pricing ($6.1 million), the favorable impact of foreign currencies ($4.6 million) and lower selling and administrative expenses ($2.0 million), partially offset by a shift in Industrials segment revenue mix driven by strong original equipment sales and a decrease in aftermarket revenues as a percentage of total revenues for the three month period ended June 30, 2018 as compared to the same three month period in 2017 and continued investments in innovation, including research and development and in emerging markets.

Index
Adjusted EBITDA increased $85.6 million to $309.8 million for the six month period ended June 30, 2018 compared to $224.2 million in the same six month period in 2017.  Adjusted EBITDA as a percentage of revenues increased 300 basis points to 24.1% for the six month period ended June 30, 2018 from 21.1% for the same six month period in 2017.  The increase in Adjusted EBITDA was primarily due to increased revenues in upstream energy exposed markets in our Energy segment ($44.0 million), higher volume including acquisitions in our Industrials segment as well as higher volume in the other markets in our Energy segment and our Medical segment ($33.0 million), the favorable impact of foreign currencies ($11.7 million), improved pricing ($11.0 million), and lower selling and administrative expenses ($7.3 million), partially offset by a shift in Industrials segment revenue mix driven by strong original equipment sales and a decrease in aftermarket revenues as a percentage of total revenues for the six month period ended June 30, 2018 as compared to the same six month period in 2017 and continued investments in innovation, including research and development and in emerging markets.

Adjusted Net Income

Adjusted Net Income increased $48.7 million to $92.4 million for the three month period ended June 30, 2018, compared to $43.7 million in the same three month period in 2017.  The increase was due to increased Adjusted EBITDA and lower interest expense and a decreased income tax provision as adjusted, partially offset by increased depreciation expense, and amortization of non-acquisition related intangible assets.

Adjusted Net Income increased $109.3 million to $173.2 million for the six month period ended June 30, 2018 compared to $63.9 million in the same six month period in 2017.  The increase was due to increased Adjusted EBITDA and lower interest expense, partially offset by an increase in the income tax provision, as adjusted, an increase in depreciation expense, and an increase in amortization of non-acquisition related intangible assets.

Index
Non-GAAP Financial Measures

Set forth below are the reconciliations of Net Income (Loss) to Adjusted EBITDA and Adjusted Net Income and Cash Flows from Operating Activities to Free Cash Flow.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2018	2017	2018	2017
Net Income (Loss)(1)	$60.3	$(146.3)	$102.7	$(153.2)
Plus:
Interest expense	26.1	39.5	52.1	85.3
Provision (benefit) for income taxes	17.2	(43.9)	40.7	(45.6)
Depreciation expense	13.8	13.3	27.8	25.4
Amortization expense(a)	31.5	30.5	62.4	58.1
Sponsor fees and expenses(b)	-	16.2	-	17.3
Restructuring and related business transformation costs(c)	8.4	5.6	12.9	14.2
Acquisition related expenses and non-cash charges(d)	5.7	1.2	10.3	1.9
Environmental remediation loss reserve(e)	-	(0.1)	-	0.9
Expenses related to public stock offerings(f)	0.5	1.8	1.9	3.2
Establish public company financial reporting compliance(g)	1.1	2.1	1.9	3.3
Stock-based compensation(h)	(0.8)	156.2	1.9	156.2
Foreign currency transaction (gains) losses, net	(2.4)	4.0	0.2	4.7
Loss on extinguishment of debt(i)	0.2	50.4	0.2	50.4
Shareholder litigation settlement recoveries(j)	-	-	(4.5)	-
Other adjustments(k)	-	1.6	(0.7)	2.1
Adjusted EBITDA	$161.6	$132.1	$309.8	$224.2
Minus:
Interest expense	$26.1	$39.5	$52.1	$85.3
Income tax provision, as adjusted(l)	25.4	32.3	49.9	44.5
Depreciation expense	13.8	13.3	27.8	25.4
Amortization of non-acquisition related intangible assets	3.9	3.3	6.8	5.1
Adjusted Net Income	$92.4	$43.7	$173.2	$63.9
Free Cash Flow
Cash flows - operating activities	$134.3	$22.6	$194.5	$20.0
Minus:
Capital expenditures	10.8	10.4	20.9	26.8
Free Cash Flow	$123.5	$12.2	$173.6	$(6.8)

(1)
The reconciling items for the three and six month periods ended June 30, 2017 have been reclassified to conform to the methodology used in the three and six month periods ended June 30, 2018, and include the following.

(a)
Represents $27.6 million and $27.2 million of amortization of intangible assets arising from the KKR transaction and other acquisitions (customer relationships and trademarks) and $3.9 million and $3.3 million of amortization of non-acquisition related intangible assets, in each case for the three month periods ended June 30, 2018 and 2017, respectively.  Represents $55.6 million and $53.0 million of amortization of intangible assets arising from the KKR transaction and other acquisitions (customer relationships and trademarks) and $6.8 million and $5.1 million of amortization of non-acquisition related intangible assets, in each case for the six month periods ended June 30, 2018 and 2017, respectively.

(b)	Represents management fees and expenses paid to our Sponsor.

Index
(c)	Restructuring and related business transformation costs consisted of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2018	2017	2018	2017
Restructuring charges	$-	$0.4	$-	$2.1
Severance, sign-on, relocation and executive search costs	1.9	0.6	3.9	1.6
Facility reorganization, relocation and other costs	0.7	1.8	1.3	2.9
Information technology infrastructure transformation	0.2	2.0	0.2	2.7
(Gains) losses on asset and business disposals	-	(0.5)	(1.2)	2.5
Consultant and other advisor fees	4.0	0.8	6.6	1.2
Other, net	1.6	0.5	2.1	1.2
Total restructuring and related business transformation costs	$8.4	$5.6	$12.9	$14.2

(d)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs and cash charges and credits arising from fair value purchase accounting adjustments.

(e)	Represents estimated environmental remediation costs and losses relating to a former production facility.

(f)	Represents certain expenses related to our initial public offering and subsequent secondary offerings.

(g)
Represents third party expenses to comply with the requirements of Sarbanes-Oxley in 2018 and the accelerated adoption of the new revenue recognition standard (ASC 606 – Revenue from Contracts with Customers) in the first quarter of 2018, one year ahead of the required adoption date for a private company.  These expenses were previously included in “Expenses related to initial stock offering” and prior periods have been restated to conform to current period presentation.

(h)
Represents stock-based compensation expense recognized for the three month and six month periods ended June 30, 2018 of $1.8 million and $5.2 million, respectively, reduced by a ($2.6 million) and ($3.3 million) decrease in the estimated accrual for employer taxes for the three month and six month periods ended June 30, 2018, respectively, as a result of the achievement of employer tax caps in countries outside of the United States.  Represents stock-based compensation expense recognized for stock options outstanding of $61.4 million and DSUs granted to employees at the date of the initial public offering of $94.8 million under the 2013 Stock Incentive Plan for the three and six month periods ended June 30, 2017.

(i)	Represents loss on extinguishment of the senior notes and a portion of the U.S. term loan.

(j)	Represents an insurance recovery of our shareholder litigation settlement in 2014.

(k)
Includes (i) effects of amortization of prior service costs and amortization of gains in pension and other postemployment (OPEB) expense, (ii) certain legal and compliance costs and (iii) other miscellaneous adjustments.

(l)
Represents our income tax provision adjusted for the tax effect of pre-tax items excluded from Adjusted Net Income and the removal of applicable discrete tax items.  The tax effect of pre-tax items excluded from Adjusted Income is computed using the statutory tax rate related to the jurisdiction that was impacted by the adjustment after taking into account the impact of permanent differences and valuation allowances.  Discrete tax items include changes in tax laws or rates, changes in uncertain tax positions relating to prior years and changes in valuation allowances.  All impacts relating to the Tax Cuts and Jobs Act of 2017 have been included as adjustments on the “Tax law change” line of the table below.

Index
The income tax provision, as adjusted for each of the periods presented below consisted of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2018	2017	2018	2017
Provision (benefit) for income taxes	$17.2	$(43.9)	$40.7	$(45.6)
Tax impact of pre-tax income adjustments	7.7	76.0	16.6	88.8
Tax law change	-	-	(7.9)	-
Discrete tax items	0.5	0.2	0.5	1.3
Income tax provision, as adjusted	$25.4	$32.3	$49.9	$44.5

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

Segment Results for the Three and Six Month Periods Ended June 30, 2018 and 2017

The following tables display Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments and illustrates, on a percentage basis, the impact of foreign currency fluctuations on Segment Revenues and Segment Adjusted EBITDA growth.

Industrials Segment Results

	For the Three Month Period Ended June 30,		Percent Change	Constant Currency Percent Change
	2018	2017	2018 vs. 2017	2018 vs. 2017
Segment Revenues	$328.7	$282.8	16.2%	11.8%
Segment Adjusted EBITDA	$71.1	$63.4	12.1%	7.4%
Segment Margin	21.6%	22.4%

Segment Revenues for the three month period ended June 30, 2018 were $328.7 million, an increase of $45.9 million, or 16.2%, compared to $282.8 million in the same three month period in 2017.  The increase in Segment Revenues was due to higher volume including acquisitions (9.9% or $27.9 million), the favorable impact of foreign currencies (4.5% or $12.6 million) and improved pricing (1.9% or $5.4 million).  The percentage of Segment Revenues derived from aftermarket parts and services was 31.4% in the three month period ended June 30, 2018 compared to 34.6% in the same three month period in 2017.

Index
Segment Adjusted EBITDA for the three month period ended June 30, 2018 was $71.1 million, an increase of $7.7 million, or 12.1%, compared to $63.4 million in the same three month period in 2017.  Segment Adjusted EBITDA Margin decreased 80 basis points to 21.6% from 22.4% in 2017.  The increase in Segment Adjusted EBITDA was primarily due to higher volume including acquisitions ($8.3 million), improved pricing ($5.4 million), and the favorable impact of foreign currencies ($3.0 million), partially offset by a shift in Industrials segment revenue mix driven by strong original equipment sales and a decrease in aftermarket revenues as a percentage of total revenues for the three month period ended June 30, 2018 as compared to the same three month period in 2017 and continued investments in innovation, including research and development and in emerging markets.

	For the Six Month Period Ended June 30,		Percent Change	Constant Currency Percent Change
	2018	2017	2018 vs. 2017	2018 vs. 2017
Segment Revenues	$645.6	$530.8	21.6%	14.9%
Segment Adjusted EBITDA	$137.9	$110.6	24.7%	17.0%
Segment Margin	21.4%	20.8%

Segment Revenues for the six month period ended June 30, 2018 was $645.6 million an increase of $114.8 million, or 21.6%, compared to $530.8 million in the same six month period in 2017.  The increase in Segment Revenues was due to higher volume including acquisitions (13.1% or $69.4 million), the favorable impact of foreign currencies (6.7% or $35.5 million) , and improved pricing (1.9% or $9.9 million).  The percentage of Segment Revenues derived from aftermarket parts and service was 31.7% in the six month period ended June 30, 2018, compared to 35.3% in the same six month period in 2017.

Segment Adjusted EBITDA for the six month period ended June 30, 2018 was $137.9 million, an increase of $27.3 million, or 24.7%, compared to $110.6 million in the same six month period in 2017.  Segment Adjusted EBITDA Margin increased 60 basis points to 21.4% from 20.8% in 2017.  The increase in Segment Adjusted EBITDA was primarily due to higher volume including acquisitions ($24.4 million), improved pricing ($9.9 million), and the favorable impact of foreign currencies ($8.5 million), partially offset by a shift in Industrials segment revenue mix driven by strong original equipment sales and a decrease in aftermarket revenues as a percentage of total revenues for the six month period ended June 30, 2018 as compared to the same six month period in 2017 and continued investments in innovation, including research and development and in emerging markets.

Energy Segment Results

	For the Three Month Period Ended June 30,		Percent Change	Constant Currency Percent Change
	2018	2017	2018 vs. 2017	2018 vs. 2017
Segment Revenues	$273.1	$239.5	14.0%	12.2%
Segment Adjusted EBITDA	$79.7	$62.2	28.1%	26.4%
Segment Margin	29.2%	26.0%

Segment Revenues for the three month period ended June 30, 2018 were $273.1 million, an increase of $33.6 million, or 14.0%, compared to $239.5 million in the same three month period in 2017.  The increase in Segment Revenues was due to higher revenues from upstream energy exposed markets (9.9% or $23.6 million), higher volume in other markets of our Energy Segment (2.5% or $6.0 million), and the favorable impact of foreign currencies (1.7% or $4.0 million).  The percentage of Segment Revenues derived from aftermarket parts and services was 56.6% in the three month period ended June 30, 2018 compared to 58.1% in the same three month period in 2017.

Segment Adjusted EBITDA for the three month period ended June 30, 2018 was $79.7 million, an increase of $17.5 million, or 28.1% compared to $62.2 million in the same three month period in 2017.  Segment Adjusted EBITDA Margin increased 320 basis points to 29.2% from 26.0% in 2017.  The increase in Segment Adjusted EBITDA was primarily due to increased revenues from upstream energy exposed markets ($14.0 million), higher volume in other markets in our Energy segment ($3.6 million), and the favorable impacts of foreign currencies ($1.0 million).

Index
	For the Six Month Period Ended June 30,		Percent Change	Constant Currency Percent Change
	2018	2017	2018 vs. 2017	2018 vs. 2017
Segment Revenues	$515.3	$417.7	23.4%	20.9%
Segment Adjusted EBITDA	$147.6	$100.6	46.7%	44.9%
Segment Margin	28.6%	24.1%

Segment Revenues for the six month period ended June 30, 2018 were $515.3 million, an increase of $97.6 million, or 23.4%, compared to $417.7 million in the same six month period in 2017.  The increase in Segment Revenues was due to higher revenues from upstream energy exposed markets (19.1% or $79.8 million), the favorable impact of foreign currencies (2.2% or $9.1 million), and higher volume in other markets of our Energy Segment (2.1% or $8.8 million).  The percentage of Segment Revenues derived from aftermarket parts and service was 59.2% in the six month period ended June 30, 2018 compared to 63.6% in the same six month period in 2017.

Segment Adjusted EBITDA for the six month period ended June 30, 2018 was $147.6 million, an increase of $47.0 million, or 46.7%, compared to $100.6 million in the same six month period in 2017.  Segment Adjusted EBITDA Margin increased 450 basis points to 28.6% from 24.1% in 2017.  The increase in Segment Adjusted EBITDA was primarily due to increased revenues from upstream energy exposed markets ($44.0 million), higher volume in other markets in our Energy segment ($5.3 million), and the favorable impacts of foreign currencies ($1.7 million).

Medical Segment Results

	For the Three Month Period Ended June 30,		Percent Change	Constant Currency Percent Change
	2018	2017	2018 vs. 2017	2018 vs. 2017
Segment Revenues	$66.4	$56.8	16.9%	12.3%
Segment Adjusted EBITDA	$18.0	$15.4	16.9%	11.0%
Segment Margin	27.1%	27.1%

Segment Revenues for the three month period ended June 30, 2018 were $66.4 million, an increase of $9.6 million, or 16.9%, compared to $56.8 million in the same three month period in 2017.  The increase in Segment Revenues was due to higher volume (11.7% or $6.7 million) and, the favorable impact of foreign currencies (4.5% or $2.5 million). The percentage of Segment Revenues derived from aftermarket parts and services was 3.3% in the three month period ended June 30, 2018 compared to 8.1% in the same three month period in 2017.

Segment Adjusted EBITDA for the three month period ended June 30, 2018 was $18.0 million, an increase of $2.6 million, or 16.9%, compared to $15.4 million in the same three month period in 2017.  Segment Adjusted EBITDA Margin was 27.1% in both periods.  The increase in Segment Adjusted EBITDA was primarily due to higher volume ($3.6 million) and, the favorable impact of foreign currencies ($0.9 million).

	For the Six Month Period Ended June 30,		Percent Change	Constant Currency Percent Change
	2018	2017	2018 vs. 2017	2018 vs. 2017
Segment Revenues	$126.8	$112.3	12.9%	6.9%
Segment Adjusted EBITDA	$33.9	$30.1	12.6%	5.3%
Segment Margin	26.7%	26.8%

Segment Revenues for the six month period ended June 30, 2018 were $126.8 million, an increase of $14.5 million, or 12.9%, compared to $112.3 million in the same six month period in 2017.  The increase in Segment Revenues was due to higher volume (6.4% or $7.2 million) and, the favorable impact of foreign currencies (6.1% or $6.8 million. The percentage of Segment Revenues derived from aftermarket parts and service was 3.6% in the six month period ended June 30, 2018 compared to 4.1% in the same six month period in 2017.

Segment Adjusted EBITDA for the six month period ended June 30, 2018 was $33.9 million, an increase of $3.8 million, or 12.6% compared to $30.1 million in the same six month period in 2017.  The increase in Segment Adjusted EBITDA was primarily due to higher volume ($3.9 million) and the favorable impact of foreign currencies ($2.2 million).

Index
Liquidity and Capital Resources

Our investment resources include cash generated from operations and borrowings under our Revolving Credit Facility and the Receivables Financing Agreement.

As of June 30, 2018, we had $7.0 million of outstanding letters of credit written against the Revolving Credit Facility and $353.0 million of unused availability.  We also had $32.1 million of letters of credit outstanding against the Receivables Financing Agreement and $82.2 million of unused availability.

See the description of these line-of-credit resources as well as our outstanding debt obligations in Note 8 “Debt” to the Condensed Consolidated Financial Statements.

As of June 30, 2018 and 2017, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.

Liquidity

A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$337.8	$393.3
Short-term borrowings and current maturities of long-term debt	7.9	20.9
Long-term debt	1,903.5	2,019.3
Total debt	$1,911.4	$2,040.2

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

Our principal sources of liquidity have been existing cash and cash equivalents, cash generated from operations and borrowings under the Senior Secured Credit Facilities and the Receivables Financing Agreement. Our principal uses of cash will be to provide working capital, meet debt service requirements, fund capital expenditures and finance strategic plans, including possible acquisitions. Additionally, on August 1, 2018 our Board of Directors authorized a share repurchase program pursuant to which we may repurchase up to $250 million of our common stock over the next two years.  The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at our discretion. We may also seek to finance capital expenditures under capital leases or other debt arrangements that provide liquidity or favorable borrowing terms. We continue to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, we may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings. As market conditions warrant, we and our major equity holders, including our Sponsor and its affiliates, may from time to time, seek to repurchase debt securities that we have issued or loans that we have borrowed, including the borrowings under the Senior Secured Credit Facilities, in privately negotiated or open market transactions, by tender offer or otherwise. Based on our current level of operations and available cash, we believe our cash flow from operations, together with availability under the Revolving Credit Facility and the Receivables Financing Agreement, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements for the foreseeable future. Our business may not generate sufficient cash flows from operations or future borrowings may not be available to us under our Revolving Credit Facility or the Receivables Financing Agreement in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Our ability to do so depends on, among other factors, prevailing economic conditions, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change in control, we could be required to repay or refinance our indebtedness. We may not be able to refinance any of our indebtedness, including the Senior Secured Credit Facilities, on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

Index
The majority of our cash is in jurisdictions outside of the United States.  However, we believe our U.S. operations will generate sufficient cash flows from operations along with our availability under the Revolving Credit Facility and the Receivables Financing Agreement to satisfy our cash needs in the United States.  As a result of the KKR transaction and the significant increase in our long-term debt balance as of July 30, 2013, at the acquisition date, we modified our assertion concerning the permanent reinvestment of undistributed earnings for non-U.S. subsidiaries in these foreign operations. We intend to repatriate certain foreign earnings for the purpose of servicing our Senior Secured Credit Facilities, which will result in net U.S. tax liabilities as these foreign earnings are distributed.  We have previously asserted that we intend to repatriate about $200.0 million of accumulated earnings and while we currently have sufficient cash flows in the U.S. as of June 30, 2018 we are maintaining that assertion.  We are still evaluating our position from a business perspective in light of the Tax Cuts and Jobs Act and have only adjusted our deferred liability for the impacts of the transitional tax.  Our deferred income tax liability related to unremitted earnings as of June 30, 2018 is $9.1 million which consists mainly of withholding taxes.  No additional adjustments relating to taxation and unremitted earnings have been recorded in accordance with SAB 118, as we are not currently able to reasonably estimate the impact as of the filing of the June 30, 2018 financial statements.

Working Capital

	June 30, 2018	December 31, 2017
Net Working Capital:
Current assets	$1,445.6	$1,463.6
Less: Current liabilities	571.4	561.8
Net working capital	$874.2	$901.8

Operating Working Capital:
Accounts receivable and contract assets	$503.6	$536.3
Plus: Inventories (excluding LIFO)	542.2	481.1
Less: Accounts payable	310.9	269.7
Less: Contract liabilities	80.7	42.7
Operating working capital	$654.2	$705.0

Net working capital decreased $27.6 million to $874.2 million as of June 30, 2018 from $901.8 million as of December 31, 2017.     Operating working capital decreased $50.8 million to $654.2 million as of June 30, 2018 from $705.0 million as of December 31, 2017 due to lower accounts receivable and contract assets, higher accounts payable and higher contract liabilities, partially offset by higher inventories.  During 2018, management has proactively focused on improving working capital performance, specifically for accounts receivable and accounts payable, through the enhancement of centralized processes designed to improve the timing of customer cash collections and to standardize and extend vendor payment terms and pay practices.  These efforts resulted in a decrease in accounts receivable and an increase in accounts payable at the quarter ended June 30, 2018 as compared to December 31, 2017, partially offset by increases from acquisitions in 2018. The increase in contract assets resulted from the adoption of ASC 606 in the first quarter of 2018.  The increase in inventories was primarily due to additions to inventory in anticipation of increased demand for certain products, higher inventory costs related to projects expected to ship later in the year and increases from acquisitions in 2018. The increase in contract liabilities was primarily due to an acquisition in the first quarter of 2018 and the timing of customer milestone payments for in-process engineered to order contracts at the end of the second quarter 2018 compared to the end of the fourth quarter of 2017.

Index
Cash Flows

The following table reflects the major categories of cash flows for the six month periods ended June 30, 2018 and 2017, respectively.

	For the Six Month Periods Ended June 30,
	2018	2017
Cash flows - operating activities	$194.5	$20.0
Cash flows - investing activities	(131.4)	(40.6)
Cash flows - financing activities	(114.5)	0.8
Free cash flow (1)	173.6	(6.8)

(1)	See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the nearest GAAP measure.

Operating Activities

Cash provided by operating activities increased $174.5 million to $194.5 million for the six month period ended June 30, 2018 from a generation of cash of $20.0 million in the same six month period in 2017, primarily due to higher net income (excluding non-cash charges for stock-based compensation, depreciation and amortization, foreign currency transaction losses, and deferred income taxes and certain insurance recoveries) and increased cash provided by operating working capital.

Operating working capital generated cash of $47.7 million in the six month period ended June 30, 2018 compared to using cash of $3.2 million in the same six month period in 2017.  Changes in accounts receivable generated cash of $34.7 million in the six month period ended June 30, 2018 compared to using cash of $16.0 million in the same six month period in 2017.  Changes in inventory used cash of $46.8 million in the six month period ended June 30, 2018 compared to using cash of $21.4 million in the six month period in 2017.  Changes in accounts payable generated cash of $45.3 million in the six month period ended June 30, 2018 compared to generating cash of $21.8 million in the same six month period in 2017.  Changes in contract liabilities generated cash of $14.5 million in the six month period ended June 30, 2018 compared to generating cash of $12.4 million in the same six month period in 2017.

Investing Activities

Cash used in investing activities included capital expenditures of $20.9 million and $26.8 million for the six month periods ended June 30, 2018 and 2017, respectively.  We currently expect capital expenditures to total approximately $60.0 million to $70.0 million for the full year in 2018.  Cash paid in business combinations for the six month periods ended June 30, 2018 and 2017 were $113.6 million and $18.8 million, respectively.  Net proceeds from the disposals of property, plant and equipment were $3.1 million and $5.0 million for the six month periods ended June 30, 2018 and 2017, respectively.

Financing Activities

Cash used in financing activities of $114.5 million for the six month period ended June 30, 2018 reflects principal payments of long-term borrowings of $110.5 million and purchases of treasury stock of $9.2 million, partially offset by proceeds from stock option exercises of $5.2 million.  Cash provided by financing activities of $0.8 million for the six month period ended June 30, 2017 reflects proceeds from the issuance of common stock, net of share issuance costs of $897.3 million, partially offset by principal payments of long-term borrowings of $859.4 million, a premium paid on the extinguishment of senior notes of $29.7 million, purchases of treasury stock of $2.6 million, purchases of shares from noncontrolling interests of $4.7 million and the payment of debt issuance costs of $0.3 million.

Free Cash Flow

Free cash flow increased $180.4 million to a free cash inflow of $173.6 million in the six month period ended June 30, 2018 from a free cash outflow of $6.8 million in the same six month period in 2017 due to increased cash provided by operating activities of $174.5 million and a decrease in capital expenditures of $5.9 million.

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

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly.  We recognize adjustments resulting from changes in estimated profits on contracts under the cumulative catch-up method.  Under this method, the impact of an adjustment to the amount of profit recognized to date is recorded in the period that adjustment is identified.  Revenues and profit in future periods of contract performance is recognized using the adjusted estimate.  Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined to be probable.

Environmental Matters

Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 18 “Contingencies” of the Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended December 31, 2017.  We believe that as of June 30, 2018, there have been no material changes to this information.

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

As of June 30, 2018, there have been no material changes to our market risk assessment previously disclosed in the annual report on Form 10-K for the fiscal year ended December 31, 2017.

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
PART II. OTHER INFORMAITON

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 14 “Contingencies” to our Condensed Consolidated Financial Statements under Part I Item 1 “Financial Statements,” is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

As of June 30, 2018, there have been no material changes to our risk factors in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following is a list of all exhibits filed or furnished as part of this report.

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

Date: August 3, 2018	GARDNER DENVER HOLDINGS, INC.

	By:	/s/ Mark R. Sweeney
Name: Mark R. Sweeney
Vice President and Chief Accounting Officer
(Principal Accounting Officer)