Form 10-Q
period 2018-09-30
GARDNER DENVER HOLDINGS, INC.
filed 2018-10-29
CIK 1699150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ☒

The registrant had outstanding 198,762,737 shares of Common Stock, par value $0.01 per share, as of October 24, 2018.

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

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
(Dollars in millions, except per share amounts)

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2018	2017	2018	2017
Revenues	$689.3	$649.6	$1,977.1	$1,710.4
Cost of sales	426.9	395.7	1,233.6	1,066.0
Gross Profit	262.4	253.9	743.5	644.4
Selling and administrative expenses	107.7	111.0	330.4	338.9
Amortization of intangible assets	31.0	29.5	93.4	87.6
Other operating expense, net	6.0	17.4	10.8	186.7
Operating Income	117.7	96.0	308.9	31.2
Interest expense	24.4	30.1	76.5	115.4
Loss on extinguishment of debt	0.9	34.1	1.0	84.5
Other income, net	(2.4)	(0.6)	(6.7)	(2.4)
Income (Loss) Before Income Taxes	94.8	32.4	238.1	(166.3)
Provision (benefit) for income taxes	22.6	4.4	63.2	(41.2)
Net Income (Loss)	72.2	28.0	174.9	(125.1)
Less: Net income attributable to noncontrolling interests	-	-	-	0.1
Net Income (Loss) Attributable to Gardner Denver Holdings, Inc.	$72.2	$28.0	$174.9	$(125.2)
Basic income (loss) per share	$0.36	$0.14	$0.87	$(0.71)
Diluted income (loss) per share	$0.35	$0.13	$0.83	$(0.71)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in millions)

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2018	2017	2018	2017
Comprehensive Income (Loss) Attributable to Gardner Denver Holdings, Inc.
Net income (loss) attributable to Gardner Denver Holdings, Inc.	$72.2	$28.0	$174.9	$(125.2)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	(21.9)	41.5	(70.0)	131.4
Foreign currency gains (losses), net	3.6	(14.8)	18.7	(44.3)
Unrecognized gains on cash flow hedges, net	4.4	4.0	20.5	5.5
Pension and other postretirement prior service cost and gain or loss, net	0.9	(0.6)	3.9	(1.9)
Total other comprehensive (loss) income, net of tax	(13.0)	30.1	(26.9)	90.7
Comprehensive income (loss) attributable to Gardner Denver Holdings, Inc.	$59.2	$58.1	$148.0	$(34.5)
Comprehensive Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$-	$-	$-	$0.1
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	-	-	-	-
Total other comprehensive income, net of tax	-	-	-	-
Comprehensive income attributable to noncontrolling interests	$-	$-	$-	$0.1
Total Comprehensive Income (Loss)	$59.2	$58.1	$148.0	$(34.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except share and per share amounts)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$269.0	$393.3
Accounts receivable, net of allowance for doubtful accounts of $19.1 and $18.7, respectively	525.0	536.3
Inventories	550.1	494.5
Other current assets	63.4	39.5
Total current assets	1,407.5	1,463.6
Property, plant and equipment, net of accumulated depreciation of $238.7 and $203.8, respectively	346.9	363.2
Goodwill	1,268.4	1,227.6
Other intangible assets, net	1,356.8	1,431.2
Deferred tax assets	1.1	1.0
Other assets	135.7	134.6
Total assets	$4,516.4	$4,621.2
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$7.9	$20.9
Accounts payable	320.0	269.7
Accrued liabilities	258.9	271.2
Total current liabilities	586.8	561.8
Long-term debt, less current maturities	1,747.4	2,019.3
Pensions and other postretirement benefits	90.5	99.8
Deferred income taxes	279.3	237.5
Other liabilities	189.0	226.0
Total liabilities	2,893.0	3,144.4
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 200,876,956 and 198,377,237 shares issued at September 30, 2018 and December 31, 2017, respectively	2.0	2.0
Capital in excess of par value	2,280.8	2,275.4
Accumulated deficit	(403.2)	(577.8)
Accumulated other comprehensive loss	(226.4)	(199.8)
Treasury stock at cost; 1,937,480 and 2,159,266 shares at September 30, 2018 and December 31, 2017, respectively	(29.8)	(23.0)
Total stockholders' equity	1,623.4	1,476.8
Total liabilities and stockholders' equity	$4,516.4	$4,621.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in millions)

For the Nine Month Period Ended September 30, 2018
Number of Common Shares Issued (in thousands)
Balance at beginning of period	198.4
Exercise of stock options	0.8
Issuance of common stock for stock-based compensation plans	1.7
Balance at end of period	200.9
Common Stock
Balance at beginning of period	$2.0
Exercise of stock options	-
Issuance of common stock for stock-based compensation plans	-
Balance at end of period	$2.0
Capital in Excess of Par Value
Balance at beginning of period	$2,275.4
Stock-based compensation	9.0
Exercise of stock options	6.3
Issuance of treasury stock for stock-based compensation plans	(9.9)
Balance at end of period	$2,280.8
Accumulated Deficit
Balance at beginning of period	$(577.8)
Net income attributable to Gardner Denver Holdings, Inc.	174.9
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2017-12)	(0.3)
Balance at end of period	$(403.2)
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(199.8)
Foreign currency translation adjustments, net	(70.0)
Foreign currency gains, net	18.7
Unrecognized gains on cash flow hedges, net	20.5
Pension and other postretirement prior service cost and gain or loss, net	3.9
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2017-12)	0.3
Balance at end of period	$(226.4)
Treasury Stock
Balance at beginning of period	$(23.0)
Purchases of treasury stock	(11.1)
Share repurchase program	(5.6)
Issuance of treasury stock for stock-based compensation plans	9.9
Balance at end of period	$(29.8)
Total Stockholders' Equity	$1,623.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	For the Nine Month Period Ended September 30, 2018	For the Nine Month Period Ended September 30, 2017
Cash Flows From Operating Activities:
Net income (loss)	$174.9	$(125.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	93.4	87.6
Depreciation in cost of sales	33.9	33.2
Depreciation in selling and administrative expenses	7.3	6.1
Stock-based compensation expense	6.1	166.0
Foreign currency transaction (gains) losses, net	(0.6)	6.3
Net (gain) loss on asset dispositions	(1.1)	2.0
Loss on extinguishment of debt	1.0	84.5
Deferred income taxes	27.5	(68.1)
Changes in assets and liabilities:
Receivables	10.5	(65.9)
Inventories	(44.7)	(36.4)
Accounts payable	57.2	39.8
Accrued liabilities	(34.1)	(19.8)
Other assets and liabilities, net	(33.0)	(26.3)
Net cash provided by operating activities	298.3	83.9
Cash Flows From Investing Activities:
Capital expenditures	(32.1)	(36.4)
Net cash paid in business combinations	(113.6)	(18.8)
Proceeds from the termination of derivatives	-	6.2
Disposals of property, plant and equipment	3.1	5.9
Net cash used in investing activities	(142.6)	(43.1)
Cash Flows From Financing Activities:
Principal payments on long-term debt	(262.4)	(2,872.2)
Premium paid on extinguishment of senior notes	-	(29.7)
Proceeds from long-term debt	-	2,010.7
Proceeds from the issuance of common stock, net of share issuance costs	-	893.3
Purchase of treasury stock	(16.7)	(2.6)
Proceeds from stock option exercises	6.3	-
Purchase of shares from noncontrolling interests	-	(5.2)
Payments of debt issuance costs	-	(2.9)
Other	-	0.4
Net cash used in financing activities	(272.8)	(8.2)
Effect of exchange rate changes on cash and cash equivalents	(7.2)	14.6
Net (decrease) increase in cash and cash equivalents	(124.3)	47.2
Cash and cash equivalents, beginning of period	393.3	255.8
Cash and cash equivalents, end of period	$269.0	$303.0
Supplemental Cash Flow Information
Cash paid for income taxes	$80.8	$47.4
Cash paid for interest	$75.2	$118.1
Capital expenditures in accounts payable	$4.1	$3.0
Expenditures directly related to our initial public offering in accounts payable	$-	$0.2

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

The results of operations for the interim periods ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.  The balance sheet as of December 31, 2017 has been derived from the Company’s audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.

In May 2017, the Company sold a total of 47,495,000 shares of common stock in an initial public offering of shares of common stock.  On November 15, 2017 and May 2, 2018, the Company completed secondary offerings of 25,300,000 shares and 30,533,478 shares respectively, of common stock held by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”).  As a result of the May 2018 secondary offering, the Company is no longer considered a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”).  KKR currently owns 90,721,409 shares of common stock, or approximately 46% of the total outstanding common stock based on the number of shares outstanding as of September 30, 2018.

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

Results for the three month and nine month periods ended September 30, 2018 are presented under ASC 606.  Prior periods are not adjusted and will continue to be reported in accordance with ASC 605 Revenue Recognition (“ASC 605”).  However, during fiscal year 2018, the Company is required to provide additional disclosures presenting the amount by which each 2018 financial statement line item was affected as a result of applying ASC 606 and an explanation of significant changes in order to present 2018 on a comparative basis under ASC 605.

The following table summarizes the impacts of adopting ASC 606 on the Company’s Condensed Consolidated Statements of Operations for the three month period ended September 30, 2018.

Condensed Consolidated Statements of Operations

	As Reported	Adjustments	Balance Without Adoption of ASC 606
Revenues	$689.3	$(8.7)	$680.6
Cost of sales	426.9	(5.4)	421.5
Provision (benefit) for income taxes	22.6	(0.8)	21.8
Net Income (Loss)	72.2	(2.5)	69.7

The following table summarizes the impacts of adopting ASC 606 on the Company’s Condensed Consolidated Statements of Operations for the nine month period ended September 30, 2018.

Condensed Consolidated Statements of Operations

	As Reported	Adjustments	Balance Without Adoption of ASC 606
Revenues	$1,977.1	$(18.1)	$1,959.0
Cost of sales	1,233.6	(11.2)	1,222.4
Provision (benefit) for income taxes	63.2	(1.8)	61.4
Net Income (Loss)	174.9	(5.1)	169.8

The following table summarizes the impacts of adopting ASC 606 on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2018.

Condensed Consolidated Balance Sheets

	As Reported	Adjustments	Balance Without Adoption of ASC 606
Assets
Inventories	$550.1	$11.2	$561.3
Other current assets(1)	63.4	(11.2)	52.2

Liabilities and Stockholders' Equity
Accrued liabilities	258.9	5.1	264.0
Accumulated deficit	(403.2)	(5.1)	(408.3)

(1)
Adjustment represents “Contract asset.”  See Note 12 “Revenue from Contracts with Customers” for an explanation of the Contract assets account included in “Other current assets” in the Condensed Consolidated Balance Sheets.

Index
ASU 2017-07 Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

The Company adopted FASB ASU 2017-07 on January 1, 2018, the adoption date.  The Company applied ASU 2017-07 retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement and prospectively for the capitalization of the service cost component of net periodic benefit cost in assets.  ASU 2017-07 allows the Company to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements.  Applying the practical expedient, the Company reclassified $0.1 million and $0.2 million of expenses from “Selling and administrative expenses” to “Other income, net” within the Condensed Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2017.

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

The Company established an implementation team and selected a third party lease accounting software solution which will serve as a central repository of active leases and assist in the compliance with the new reporting requirements.  The implementation team has been reassessing business processes, drafting an internal policy to address the new standard, extracting lease data for inclusion in the new lease software, determining a process to identify and update the Company’s incremental borrowing rate and understanding the impact on disclosures.  The team is also determining which practical expedients to elect.  The Company is still finalizing its evaluation of the impact of the new lease standard on its condensed consolidated financial statements and expects to record right of use assets and lease liabilities for its operating leases on its condensed consolidated balance sheets.  The Company will adopt the new standard utilizing the optional transition method.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  The amendments in this update eliminate, add and modify certain disclosure requirements for fair value measurements as part of its disclosure framework project.  The guidance is effective for public companies beginning in the first quarter of 2020.  Early adoption is permitted.  The Company is currently assessing the impact of this ASU on its consolidated financial statements and evaluating the timing of adoption.

Index
In August 2018, the FASB issued ASU 2018-14, Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.  The amendments in this eliminate, add and modify certain disclosure requirements for defined benefit pension plans.  The guidance is effective for public companies beginning with its annual report for fiscal year 2020.  Early adoption is permitted.  The Company is currently assessing the impact of this ASU on its consolidated financial statements and evaluating the timing of adoption.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40); Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  The amendments in this update require implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangement plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider.  The Company is required to adopt this new guidance in the first quarter of 2020.  Early adoption is permitted.  The Company is currently assessing the impact of this ASU on its consolidated financial statements and evaluating the timing of adoption.

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

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2018	2017	2018	2017
Revenue	$25.3	$5.9	$63.1	$7.9
Operating income	2.0	0.5	3.2	0.6

Pro forma information regarding these acquisitions have not been provided as they did not have a material impact on the Company’s consolidated results of operations individually or in the aggregate.

Note 3. Restructuring

Restructuring Programs 2014 to 2016

The Company announced a restructuring program in the Industrials segment in the third quarter of 2014 and that program was revised and expanded during the second quarter of 2016.  In 2016, the Company also announced restructuring programs impacting the Energy and Medical segments.  These restructuring programs were substantially completed as of December 31, 2017.  Through December 31, 2017, $48.0 million had been charged to expense through “Other operating expense, net” in the Condensed Consolidated Statements of Operations ($38.5 million for Industrials, $6.3 million for Energy and $3.2 million for Medical).  The Company does not anticipate any material future expense related to these restructuring programs and any remaining liabilities will be paid as contractually obligated.  The activity associated with these restructuring programs for the nine month period ended September 30, 2018 was not material.

The following table summarizes the activity associated with these restructuring programs for the nine month period ended September 30, 2017.

Balance as of December 31, 2016	$20.9
Charged to expense - termination benefits	1.9
Charged to expense - other	3.0
Payments	(17.3)
Other, net	1.0
Balance as of September 30, 2017	$9.5

As of September 30, 2018, restructuring reserves of $1.7 million related to these programs were included in “Accrued liabilities” and restructuring reserves of $0.2 million are included in “Other liabilities” in the Condensed Consolidated Balance Sheets.  As of December 31, 2017, restructuring reserves of $6.5 million related to these programs were included in “Accrued liabilities” and restructuring reserves of $0.2 million were included in “Other liabilities” in the Condensed Consolidated Balance Sheets.

Restructuring Program 2018

The Company announced a restructuring program primarily involving workforce reductions in the third quarter of 2018.  In the three month period ended September 30, 2018, $5.4 million was charged to expense through “Other operating expense, net” in the Condensed Consolidated Statements of Operations ($3.7 million for Industrials and $1.7 million for Energy).  The Company expects further expense charges in the fourth quarter of 2018 related to these programs impacting the Industrials, Energy and Medical segments.

Index
The following table summarizes the activity associated with this restructuring program for the nine month period ended September 30, 2018.

Balance as of December 31, 2017	$-
Charged to expense - termination benefits	4.9
Charged to expense - other	0.5
Payments	(1.0)
Other, net	-
Balance as of September 30, 2018	$4.4

As of September 30, 2018, restructuring reserves of $4.4 million are included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

Note 4. Inventories

Inventories as of September 30, 2018 and December 31, 2017 consisted of the following.

	September 30, 2018	December 31, 2017
Raw materials, including parts and subassemblies	$368.1	$362.6
Work-in-process	84.6	57.9
Finished goods	84.0	60.6
	536.7	481.1
Excess of LIFO costs over FIFO costs	13.4	13.4
Inventories	$550.1	$494.5

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill attributable to each reportable segment for the nine month period ended September 30, 2018 is presented in the table below.

	Industrials	Energy	Medical	Total
Balance as of December 31, 2017	$561.6	$460.2	$205.8	$1,227.6
Acquisition	63.6	8.7	-	72.3
Foreign currency translation and other(1)	(16.7)	(12.4)	(2.4)	(31.5)
Balance as of September 30, 2018	$608.5	$456.5	$203.4	$1,268.4

(1)	During the nine month period ended September 30, 2018, the Company recorded a decrease in goodwill of $0.2 million as a result of measurement period adjustments in the Industrials segment.

On May 29, 2018, the Company acquired PMI Pump Parts which is included in the Energy segment.  The excess of the purchase price over the estimated fair values of intangible assets, identifiable assets and assumed liabilities was recorded as goodwill.  As of September 30, 2018, the preliminary purchase price allocation resulted in a total of $8.7 million of goodwill.  The allocation of the purchase price is preliminary and subject to refinement based on final fair values of the identified assets acquired and liabilities assumed.

On February 8, 2018, the Company acquired Runtech which is included in the Industrials segment.  The excess of the purchase price over the estimated fair values of intangible assets, identifiable assets and assumed liabilities was recorded as goodwill.  As of September 30, 2018, the preliminary purchase price allocation resulted in a total of $63.6 million of goodwill.  The allocation of the purchase price is preliminary and subject to refinement based on final fair values of the identified assets acquired and liabilities assumed.

Index
As of September 30, 2018, goodwill included $563.9 million of accumulated impairment losses within the Energy segment since the date of the transaction in which the Company was acquired by an affiliate of Kohlberg Kravis Roberts & Co. L.P. on July 30, 2013 (the “KKR Transaction”).  There were no goodwill impairment charges recorded during the nine month period ended September 30, 2018.

Other intangible assets as of September 30, 2018 and December 31, 2017 consisted of the following.

	September 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists and relationships	$1,209.9	$(542.6)	$1,226.8	$(473.0)
Technology	21.9	(4.6)	8.1	(4.0)
Trademarks	37.1	(12.4)	30.3	(10.6)
Backlog	69.1	(68.0)	65.5	(65.5)
Other	57.3	(28.8)	53.6	(23.5)
Unamortized intangible assets:
Trademarks	617.9	-	623.5	-
Total other intangible assets	$2,013.2	$(656.4)	$2,007.8	$(576.6)

Amortization of intangible assets for the three and nine month periods ended September 30, 2018 and 2017 were as follows.

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2018	2017	2018	2017
Intangible asset amortization expense	$31.0	$29.5	$93.4	$87.6

Amortization of intangible assets is anticipated to be approximately $124.2 million annually in 2019 through 2023 based upon exchange rates as of September 30, 2018.

Note 6. Accrued Liabilities

Accrued liabilities as of September 30, 2018 and December 31, 2017 consisted of the following.

	September 30, 2018	December 31, 2017
Salaries, wages and related fringe benefits	$67.7	$97.3
Restructuring	6.4	6.5
Taxes	15.5	34.5
Contract liabilities(1)	90.5	42.7
Product warranty	24.5	22.3
Accrued interest	0.7	0.8
Other	53.6	67.1
Total accrued liabilities	$258.9	$271.2

(1)
For purposes of comparability, “Advance payments on sales contracts” as of December 31, 2017 was reclassified to “Contract liabilities.”  See Note 12 “Revenue from Contracts with Customers” for an explanation of the Contract liabilities account included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

Index
A reconciliation of the changes in the accrued product warranty liability for the three and nine month periods ended September 30, 2018 and 2017 are as follows.

	Three Month Period Ended September 30, 2018	Three Month Period Ended September 30, 2017	Nine Month Period Ended September 30, 2018	Nine Month Period Ended September 30, 2017
Balance at beginning of period	$23.9	$21.7	$22.3	$21.7
Product warranty accruals	6.9	6.7	18.5	17.8
Settlements	(6.2)	(5.0)	(16.8)	(17.1)
Charged to other accounts (1)	(0.1)	0.2	0.5	1.2
Balance at end of period	$24.5	$23.6	$24.5	$23.6

(1)
Includes primarily the effects of foreign currency translation adjustments for the Company’s subsidiaries with functional currencies other than the USD, and changes in the accrual related to acquisitions.

Note 7. Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and nine month periods ended September 30, 2018 and 2017.

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	Three Month Period Ended September 30, 2018	Nine Month Period Ended September 30, 2018	Three Month Period Ended September 30, 2018	Nine Month Period Ended September 30, 2018	Three Month Period Ended September 30, 2018	Nine Month Period Ended September 30, 2018
Service cost	$-	$-	$0.4	$1.4	$-	$-
Interest cost	0.5	1.5	1.8	5.7	-	0.1
Expected return on plan assets	(1.2)	(3.5)	(2.8)	(8.8)	-	-
Recognition of:
Unrecognized prior service cost	-	-	-	-	-	-
Unrecognized net actuarial loss	-	-	0.5	1.4	-	-
	$(0.7)	$(2.0)	$(0.1)	$(0.3)	$-	$0.1

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	Three Month Period Ended September 30, 2017	Nine Month Period Ended September 30, 2017	Three Month Period Ended September 30, 2017	Nine Month Period Ended September 30, 2017	Three Month Period Ended September 30, 2017	Nine Month Period Ended September 30, 2017
Service cost	$-	$-	$0.5	$1.4	$-	$-
Interest cost	0.6	1.7	2.0	5.8	-	0.1
Expected return on plan assets	(1.1)	(3.3)	(2.7)	(7.7)	-	-
Recognition of:
Unrecognized prior service cost	-	-	-	-	-	-
Unrecognized net actuarial loss	-	-	1.3	3.7	-	-
	$(0.5)	$(1.6)	$1.1	$3.2	$-	$0.1

The components of net periodic benefit cost other than the service cost component are included in “Other income, net” in the Condensed Consolidated Statements of Operations.

Index
Note 8. Debt

The Company’s debt as of September 30, 2018 and December 31, 2017 is summarized as follows.

	September 30, 2018	December 31, 2017
Short-term borrowings	$-	$-
Long-term debt
Revolving credit facility, due 2020	$-	$-
Receivables financing agreement, due 2020	-	-
Term loan denominated in U.S. dollars, due 2024 (1)	1,025.9	1,282.3
Term loan denominated in Euros, due 2024 (2)	706.7	735.9
Capitalized leases and other long-term debt	26.4	26.9
Unamortized debt issuance costs	(3.7)	(4.9)
Total long-term debt, net, including current maturities	1,755.3	2,040.2
Current maturities of long-term debt	7.9	20.9
Total long-term debt, net	$1,747.4	$2,019.3

(1)	As of September 30, 2018, the applicable interest rate was 4.99% and the weighted-average rate was 4.78% for the nine month period ended September 30, 2018.

(2)	As of September 30, 2018, the applicable interest rate was 3.00% and the weighted-average rate was 3.00% for the nine month period ended September 30, 2018.

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

Index
On July 30, 2018, the Revolving Credit Facility principal borrowing capacity decreased to $269.9 million resulting from the maturity of the tranches of the Revolving Credit Facility which were owned by lenders that elected not to modify the original Revolving Credit Facility maturity date.

Any principal amounts outstanding as of April 30, 2020 will be due at that time and required to be paid in full.

The borrower of the Dollar Term Loan Facility and the Euro Term Loan Facility is Gardner Denver, Inc.  Prior to the Company entering into Amendment No. 1, GD German Holdings II GmbH became an additional borrower and successor in interest to Gardner Denver Holdings GmbH & Co. KG. GD German Holdings II GmbH, GD First (UK) Limited and Gardner Denver, Inc. are the listed borrowers under the Revolving Credit Facility. The Revolving Credit Facility includes borrowing capacity available for letters of credit up to $200.0 million and for borrowings on same-day notice, referred to as swingline loans. As of September 30, 2018, the Company had $6.3 million of outstanding letters of credit under the Revolving Credit Facility and unused availability of $263.6 million.

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

Amortization and Final Maturity

The Dollar Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Dollar Term Loan Facility, with the balance being payable on July 30, 2024.  In June 2018 and September 2018, the Company used excess cash to repay $100.0 million and $150.0 million, respectively, of principal on outstanding borrowings under the Dollar Term Loan Facility.  In June 2018, the principal prepayment was first applied to the quarterly installments with the remaining balance used to reduce the balance due on July 30, 2024.  As a result of the June 2018 prepayment, the Company is no longer subject to mandatory quarterly principal installment payments on the Dollar Term Loan Facility.  The prepayments resulted in the write-off of unamortized debt issuance costs of $0.3 million and $0.4 million for the three month and nine month periods ended September 30, 2018, included in the “Loss on Debt Extinguishment” line of the Condensed Consolidated Statements of Operations.

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

Certain Covenants and Events of Default

The Senior Secured Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional indebtedness and guarantee indebtedness; create or incur liens; engage in mergers or consolidations; sell, transfer or otherwise dispose of assets; create limitations on subsidiary distributions; pay dividends and distributions or repurchase its own capital stock; and make investments, loans or advances, prepayments of junior financings, or other restricted payments. In addition, certain restricted payments constituting dividends or distributions (subject to certain exceptions) are subject to compliance with a Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Senior Secured Credit Facilities) of 5.00 to 1.00. Investments in unrestricted subsidiaries are permitted up to an aggregate amount that does not exceed the greater of $100.0 million or 25% of Consolidated EBITDA.

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

Index
Receivables Financing Agreement

In May 2016, the Company entered into the Receivables Financing Agreement, providing for aggregated borrowing of up to $75.0 million governed by a borrowing base. The Receivables Financing Agreement provides for a lower cost alternative in the issuance of letters of credit with the remaining unused capacity providing additional liquidity.  On June 30, 2017, the Company signed the first amendment of the Receivables Financing Agreement which increased the aggregated borrowing capacity by $50.0 million to $125.0 million governed by a borrowing base and extended the term to June 30, 2020.  The Receivables Financing Agreement terminates on June 30, 2020, unless terminated earlier pursuant to its terms.  As of September 30, 2018, the Company had no outstanding borrowings under the Receivables Financing Agreement and $27.3 million of letters of credit outstanding.  As of September 30, 2018 there was $81.4 million of capacity available under the Receivables Financing Agreement.

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

In the three and nine month periods ended September 30, 2017, the Company recognized stock-based compensation expense of approximately $7.8 million and $69.2 million, respectively.  The Company recognized stock-based compensation expense of approximately $0.9 million and $6.1 million for the three and nine month periods ended September 30, 2018, respectively.  These costs are included in “Other operating expense, net” in the Condensed Consolidated Statements of Operations.

The $6.1 million of stock-based compensation expense for the nine month period ended September 30, 2018 included expense for modifications of equity awards for certain former employees of $3.8 million and expense for equity awards granted under the 2013 Plan and 2017 Plan of $5.3 million reduced by a benefit for a reduction in the liability for stock appreciation rights (“SAR”) of $3.0 million.

Index
The $3.8 million stock-based compensation expense for modifications for the nine month period ended September 30, 2018 provided continued vesting through scheduled vesting dates and extended expiration dates for certain former employees.  The incremental stock-based compensation was determined using the Black-Scholes option pricing model based on assumptions which included expected lives of 1.0 to 1.3 years, a risk-free rate of 2.0%, assumed volatility of 26.8% to 27.3% and an expected dividend rate of 0.0%.

As of September 30, 2018, there was $22.8 million of total unrecognized compensation expense related to outstanding stock options and restricted stock awards.

SARs, granted under the 2013 Plan are expected to be settled in cash and are accounted for as liability awards.  As of September 30, 2018, a liability of approximately $13.8 million for SARs was included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

Stock Option Awards

The following assumptions were used to estimate the fair value of options granted (excluding previously disclosed modified awards) during the nine month periods ended September 30, 2018 and 2017 using the Black-Scholes option-pricing model.

	Nine Month Period Ended September 30, 2018	Nine Month Period Ended September 30, 2017
Assumptions:
Expected life of options (in years)	7.0 - 7.5	5.0 - 6.3
Risk-free interest rate	2.9% - 3.0%	1.9% - 2.1%
Assumed volatility	34.4 - 35.4	41.2 - 45.8%
Expected dividend rate	0.0%	0.0%

A summary of the Company’s stock option (including SARs) activity for the nine month period ended September 30, 2018 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Exercise Price (per share)
Outstanding at December 31, 2017	12,834	$9.54
Granted	848	$31.74
Exercised or settled	(752)	$8.36
Forfeited	(433)	$16.21
Outstanding at September 30, 2018	12,497	$10.88

Vested at September 30, 2018	8,612	$9.03

Restricted Stock Unit Awards

A summary of the Company’s restricted stock unit activity for the nine month period ended September 30, 2018 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2017	-	$-
Granted	365	$31.84
Vested	-	$-
Forfeited	(10)	$32.06
Non-vested as of September 30, 2018	355	$31.83

Index
Deferred Stock Units

Concurrent with the Company’s initial public offering in May of 2017, the Company’s Board authorized the grant of 5.5 million deferred stock units (“DSU”) to all permanent employees that had not previously received stock-based awards under the 2013 Plan.  The DSUs vested immediately upon grant, however contained restrictions such that the employee may not sell or otherwise realize the economic benefits of the award until certain dates through April 2019.  $2.0 million and $96.8 million of compensation expense for the DSU awards was recognized in the three month and nine month periods ended September 30, 2017, respectively, and included in “Other operating expense, net” in the Condensed Consolidated Statements of Operations.

As of the date of the grant, the fair value of a DSU was determined to be $17.20 assuming a share price at the pricing date of the initial public offering of $20.00 and a discount for lack of marketability commensurate with the period of the sale restrictions.  The Company estimated the fair value of DSUs at the time of grant using the Finnerty discount for lack of marketability pricing model.  The model assumed a holding restriction period of 1.42 years and volatility of 51.5%.

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

	For the Three Month Period Ended September 30, 2018			For the Nine Month Period Ended September 30, 2018
	Before-Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Foreign currency translation adjustments, net	$(21.9)	$-	$(21.9)	$(70.0)	$-	$(70.0)
Foreign currency gains, net	4.7	(1.1)	3.6	24.4	(5.7)	18.7
Unrecognized gains on cash flow hedges, net	5.8	(1.4)	4.4	27.1	(6.6)	20.5
Pension and other postretirement benefit prior service cost and gain or loss, net	1.0	(0.1)	0.9	3.0	0.9	3.9
Other comprehensive loss	$(10.4)	$(2.6)	$(13.0)	$(15.5)	$(11.4)	$(26.9)

	For the Three Month Period Ended September 30, 2017			For the Nine Month Period Ended September 30, 2017
	Before-Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Foreign currency translation adjustments, net	$41.5	$-	$41.5	$131.4	$-	$131.4
Foreign currency losses, net	(23.5)	8.7	(14.8)	(71.2)	26.9	(44.3)
Unrecognized gains (losses) on cash flow hedges, net	5.5	(1.5)	4.0	8.9	(3.4)	5.5
Pension and other postretirement benefit prior service cost and gain or loss, net	(1.1)	0.5	(0.6)	(3.4)	1.5	(1.9)
Other comprehensive income	$22.4	$7.7	$30.1	$65.7	$25.0	$90.7

Index
Changes in accumulated other comprehensive (loss) income by component for the nine month periods ended September 30, 2018 and 2017 are presented in the following tables(1):

	Cumulative Currency Translation Adjustment	Foreign Currency Gains and (Losses)	Unrealized (Losses) Gains on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
Balance as of December 31, 2017	$(166.6)	$37.0	$(29.8)	$(40.4)	$(199.8)
Other comprehensive (loss) income before reclassifications	(70.0)	18.7	11.5	2.8	(37.0)
Amounts reclassified from accumulated other comprehensive (loss) income	-	-	9.0	1.1	10.1
Other comprehensive (loss) income	(70.0)	18.7	20.5	3.9	(26.9)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2017-12)	-	-	0.3	-	0.3
Balance as of September 30, 2018	$(236.6)	$55.7	$(9.0)	$(36.5)	$(226.4)

	Cumulative Currency Translation Adjustment	Foreign Currency Gains and (Losses)	Unrealized (Losses) Gains on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
Balance as of December 31, 2016	$(324.2)	$88.6	$(42.2)	$(64.6)	$(342.4)
Other comprehensive income (loss) before reclassifications	131.4	(44.3)	(3.1)	(4.2)	79.8
Amounts reclassified from accumulated other comprehensive (loss) income	-	-	8.6	2.3	10.9
Other comprehensive income (loss)	131.4	(44.3)	5.5	(1.9)	90.7
Balance as of September 30, 2017	$(192.8)	$44.3	$(36.7)	$(66.5)	$(251.7)

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

Index
Reclassifications out of accumulated other comprehensive (loss) income for the nine month periods ended September 30, 2018 and 2017 are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
Details about Accumulated Other Comprehensive (Loss) Income Components	For the Nine Month Period Ended September 30, 2018	For the Nine Month Period Ended September 30, 2017	Affected Line in the Statement Where Net Income is Presented
Loss on cash flow hedges
Interest rate swaps	$11.8	$13.9	Interest expense
	11.8	13.9	Total before tax
	(2.8)	(5.3)	Benefit for income taxes
	$9.0	$8.6	Net of tax

Amortization of defined benefit pension and other postretirement benefit items	$1.4	$3.7	(1)
	1.4	3.7	Total before tax
	(0.3)	(1.4)	Benefit for income taxes
	$1.1	$2.3	Net of tax
Total reclassifications for the period	$10.1	$10.9	Net of tax

(1)	These components are included in the computation of net periodic benefit cost. See Note 7 “Pension and Other Postretirement Benefits” for additional details.

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

Index
Derivative Instruments

The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017.

	September 30, 2018
	Derivative Classification	Notional Amount (1)	Fair Value (1) Other Current Assets	Fair Value (1) Other Assets	Fair Value (1) Accrued Liabilities	Fair Value (1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash Flow	$1,025.0	$-	$-	$3.4	$14.2
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$26.5	$-	$-	$0.3	$-

	December 31, 2017
	Derivative Classification	Notional Amount (1)	Fair Value (1) Other Current Assets	Fair Value (1) Other Assets	Fair Value (1) Accrued Liabilities	Fair Value (1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash Flow	$1,125.0	$-	$-	$16.1	$30.6
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$94.4	$-	$-	$1.2	$-

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

Gains and losses on derivatives designated as cash flow hedges included in the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine month periods ended September 30, 2018 and 2017, are as presented in the table below.  See Note 1 “Condensed Consolidated Financial Statements” for a discussion of the adoption of ASU 2017-12.

	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,
	2018	2017	2018	2017
Interest rate swap contracts
Gain (loss) recognized in AOCI on derivatives	$1.8	$1.4	$15.2	$(4.9)
Loss reclassified from AOCI into income (effective portion)(1)	(3.3)	(4.1)	(11.2)	(13.9)
Loss reclassified from AOCI into income (missed forecast)(2)	(0.6)	-	(0.6)	-

(1)
Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income (effective portion) were included in “Interest expense” in the Condensed Consolidated Statements of Operations, the same income statement line item as the earnings effect of the hedged item.

(2)
During the three month period ended September 30, 2018, the Company used excess cash to pay down $150.0 million of its Dollar Term Loan Facility.  Due to this unforecasted pay down of debt, the Company paid $2.7 million in the amendment of the interest rate swap contracts to reflect the updated forecasted cash flows.  The updated forecasts caused certain hedged items to be deemed probable of not occurring in the future and thus, the Company accelerated the release of AOCI related to those hedged items.  Losses reclassified from AOCI into income (missed forecast) were included in “Loss on extinguishment of debt” in the Condensed Consolidated Statements of Operations.

Index
As of September 30, 2018, the Company is the fixed rate payor on 11 interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $1,025.0 million of the Company’s LIBOR-based variable rate borrowings.  These contracts carry fixed rates ranging from 3.3% to 4.3% and have expiration dates ranging from 2018 to 2020.  These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments.  Based on LIBOR-based swap yield curves as of September 30, 2018, the Company expects to reclassify losses of $13.3 million out of AOCI into earnings during the next 12 months.  The Company’s LIBOR-based variable rate borrowings outstanding as of September 30, 2018 were $1,025.9 million and €608.9 million.

The Company had two foreign currency forward contracts outstanding as of September 30, 2018 with notional amounts of $9.3 million and $17.2 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates.  The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included in the “Other operating expense, net” line on the face of the Condensed Consolidated Statements of Operations.  The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty.  It is the Company’s practice to recognize the gross amounts in the Condensed Consolidated Balance Sheets.  The amount available to be netted is not material.

The Company’s (losses) gains on derivative instruments not designated as accounting hedges and total net foreign currency (losses) gains for the three and nine month periods ended September 30, 2018 and 2017 were as follows.

	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,
	2018	2017	2018	2017
Foreign currency forward contracts (losses) gains	$(0.4)	$(1.8)	$5.8	$(6.7)
Total foreign currency transaction gains (losses), net	0.8	(1.7)	0.6	(6.3)

The Company has a significant investment in consolidated subsidiaries with functional currencies other than the USD, particularly the EUR.  The Company designated its Original Euro Term Loan as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies in 2017 until it was extinguished and replaced on August 17, 2017 by a €615.0 million Euro Term Loan, further described in Note 8 “Debt.”  On August 17, 2017, the Company designated the €615.0 million Euro Term Loan as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies.  As of September 30, 2018, the Euro Term Loan of €608.9 million remained designated.

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

The Company’s gains and (losses), net of income tax, associated with changes in the value of debt and designated cross currency interest rate swaps for the three and nine month periods ended September 30, 2018 and 2017 and the net balance of such gains and (losses) included in accumulated other comprehensive (loss) income as of September 30, 2018 and 2017 were as follows.

	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,
	2018	2017	2018	2017
Gain (loss), net of income tax, recorded through other comprehensive income	$3.5	$(13.6)	$18.0	$(43.2)
Balance included in accumulated other comprehensive (loss) income as of September 30, 2018 and 2017, respectively			$50.1	$39.2

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018.

	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(1)	$6.3	$-	$-	$6.3
Total	$6.3	$-	$-	$6.3
Financial Liabilities
Foreign currency forwards(2)	$-	$0.3	$-	$0.3
Interest rate swaps(3)	-	17.6	-	17.6
Deferred compensation plan(1)	6.3	-	-	6.3
Total	$6.3	$17.9	$-	$24.2

(1)	Based on the quoted price of publicly traded mutual funds which are classified as trading securities and accounted for using the mark-to-market method.

(2)	Based on calculations that use readily observable market parameters as their basis, such as spot and forward rates.

(3)
Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of September 30, 2018.  The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

Note 12. Revenue from Contracts with Customers

Overview

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method.  See Note 1 “Condensed Consolidated Financial Systems” for further discussion of the adoption.

Index
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

Index
Disaggregation of Revenue

The following table provides disaggregated revenue by reportable segment for the three month period ended September 30, 2018.

	Industrials	Energy	Medical	Total
Primary Geographic Markets
United States	$96.7	$200.1	$31.1	$327.9
Other Americas	19.9	29.4	0.7	50.0
Total Americas	$116.6	$229.5	$31.8	$377.9
EMEA	156.2	44.9	27.7	228.8
Asia Pacific	47.2	24.4	11.0	82.6
Total	$320.0	$298.8	$70.5	$689.3

Product Categories
Original equipment(1)	$221.2	$127.8	$68.3	$417.3
Aftermarket(2)	98.8	171.0	2.2	272.0
Total	$320.0	$298.8	$70.5	$689.3

Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$309.4	$278.5	$70.5	$658.4
Revenue recognized over time(4)	10.6	20.3	-	30.9
Total	$320.0	$298.8	$70.5	$689.3

(1)	Revenues from sales of capital equipment within the Industrials and Energy Segments and sales of components to original equipment manufacturers in the Medical Segment.

(2)	Revenues from sales of spare parts, accessories, other components and services in support of maintaining customer owned, installed base of the Company’s original equipment.

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

Index
The following table provides disaggregated revenue by reportable segment for the nine month period ended September 30, 2018.

	Industrials	Energy	Medical	Total
Primary Geographic Markets
United States	$278.2	$538.6	$77.2	$894.0
Other Americas	58.1	85.0	2.1	145.2
Total Americas	$336.3	$623.6	$79.3	$1,039.2
EMEA	481.8	115.3	82.4	679.5
Asia Pacific	147.6	75.2	35.6	258.4
Total	$965.7	$814.1	$197.3	$1,977.1

Product Categories
Original equipment(1)	$662.5	$337.7	$190.5	$1,190.7
Aftermarket(2)	303.2	476.4	6.8	786.4
Total	$965.7	$814.1	$197.3	$1,977.1

Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$931.2	$776.3	$197.3	$1,904.8
Revenue recognized over time(4)	34.5	37.8	-	72.3
Total	$965.7	$814.1	$197.3	$1,977.1

(1)	Revenues from sales of capital equipment within the Industrials and Energy Segments and sales of components to original equipment manufacturers in the Medical Segment.

(2)	Revenues from sales of spare parts, accessories, other components and services in support of maintaining customer owned, installed base of the Company’s original equipment.

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

As of September 30, 2018, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $168.0 million in the next twelve months and $72.9 million in periods thereafter.  The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time, and service contracts with an original duration greater than one year.

Index
Contract Balances

The following table provides the contract balances as of September 30, 2018 and December 31, 2017 presented in the Condensed Consolidated Balance Sheets.

	September 30, 2018	December 31, 2017
Accounts receivable, net of allowance for doubtful accounts of $19.1 and $18.7, respectively	$525.0	$536.3
Contract assets	13.9	-
Contract liabilities	90.5	42.7

Accounts receivable – Amounts due where the Company's right to receive cash is unconditional.

Contract assets – The Company's rights to consideration for the satisfaction of performance obligations subject to constraints apart from timing.  Contract assets are transferred to receivables when the right to collect consideration becomes unconditional.  Contract assets are presented net of progress billings and related advances from customers.

Contract liabilities – Advance payments received from customers for contracts for which revenue is not yet recognized.  The increase in the contract liabilities account as of September 30, 2018 and December 31, 2017 was due primarily to the acquisition of Runtech of $29.6 million.  The remaining change is due to the timing of milestone payments received related to projects for production later this year, partially offset by contract liability balances converted to revenue in the period.  Contract liability balances are generally recognized in revenue within twelve months.

Contract assets and liabilities are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period.  Contract assets and liabilities are presented net on a contract level, where required.

Payments from customers are generally due 30-60 days after invoicing.  Invoicing for sales of standard products generally coincides with shipment or delivery of goods.  Invoicing for CTO and ETO contracts typically follows a schedule for billing at contractual milestones.  Payments milestones normally include down payments upon the contract signing, completion of product design, completion of customer's preliminary inspection, shipment or delivery, completion of installation, and customer's on-site inspection.  The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets.

The Company has elected the practical expedient from ASC 606-10-32-18 and does not adjust the transaction price for the effects of a financing component if, at contract inception, the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

Note 13. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code that affected 2017, including, but not limited to, (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years and (2) bonus depreciation that will allow for full expensing of qualified property.

The Tax Act also establishes new tax laws that affected 2018, including, but not limited to (1) the reduction of the U.S. federal corporate tax rate from 35% to 21%; (2) the elimination of the corporate alternative minimum tax ("AMT"); (3) the creation of the base erosion anti-abuse tax ("BEAT"), a new minimum tax; (4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to tax global intangible low-taxed income ("GILTI"), which allows for the possibility of using foreign tax credits ("FTC") and a deduction of up to 50% to offset the income tax liability (subject to some limitations); (6) a new limitation on deductible interest expense; (7) the repeal of the domestic production activity deduction; (8) limitations on the deductibility of certain executive compensation; (9) limitations on the use of FTCs to reduce the U.S. income tax liability; and (10) limitations on net operating losses ("NOL") generated after December 31, 2017, to 80% of taxable income.

Index
The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, a company must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, a company should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

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

The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. While the Company was able to make a reasonable estimate of the impact of the reduction in the corporate rate, that estimate may be affected by other analyses related to the Tax Act, including, but not limited to, a calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.  In the nine month period ended September 30, 2018, the benefit recognized of $89.6 million in 2017 was increased by $8.2 million to $97.8 million in the three month period ended September 30, 2018.  No additional changes were made to the $69.0 million benefit related to the reduction of the ASC 740-30 liability.  These both remain estimates as of September 30, 2018.

The Deemed Repatriation Transition Tax ("Transition Tax") is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of certain of the Company's foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, the amount of non-U.S. income taxes paid on such earnings, and the impact of the accumulated overall foreign source loss on the Company's ability to utilize foreign tax credits.  As of the nine month period ended September 30, 2018, the Company revised its estimate for the Transition Tax obligation to $51.7 million from the $63.3 million expensed in 2017.  The Company continues to gather additional information to more precisely compute the amount of the Transition Tax obligation.  The Transition Tax obligation remains an estimate as of September 30, 2018.

The Company's accounting for the following elements of the Tax Act is incomplete, and no provisional adjustments, other than the adjustment related to the effects of the transitional tax, were recorded related to ASC 740-30.

Due to complexities, the Company has not yet determined if a change to the policy concerning permanent reinvestment will be made as a result of the Tax Act. No additional adjustments relating to ASC 740-30 have been recorded in accordance with SAB 118.

For 2018, the Tax Act creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations ("CFC") must be included currently in the gross income of the CFCs' U.S. shareholder. GILTI is the excess of the shareholder's "net CFC tested income" over the net deemed tangible income return, which is currently defined as the excess of (1) 10% of the aggregate of the U.S. shareholder's pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.

Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method") or (2) factoring such amounts into a company's measurement of its deferred taxes (the "deferred method").   The Company has determined that it will follow the period costs method (option 1 above) going forward.  The tax provision for the nine month period ended September 30, 2018 reflects this decision.  All of the additional calculations and rule changes found in the Tax Act have been considered in the tax provision for the three and nine month periods ended September 30, 2018.

Index
The following table summarizes the Company's provision (benefit) for income taxes and effective income tax provision rate for the three and nine month periods ended September 30, 2018 and 2017.

	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,
	2018	2017	2018	2017
Income (loss) before income taxes	$94.8	$32.4	$238.1	$(166.3)
Provision (benefit) for income taxes	$22.6	$4.4	$63.2	$(41.2)
Effective income tax rate	23.8%	13.6%	26.5%	24.8%

The increase in the provision for income taxes for the three month period ended September 30, 2018 when compared to the same three month period in 2017 is primarily due to the overall increase in global earnings when compared to the prior year.  The effective income tax provision rate was impacted by the increase in global earnings and reduced by the windfall tax benefit to result in an overall increase in the rate for the three month period ended September 30, 2018 when compared to the same three month period of 2017.

The increase in the provision for income taxes and increase in the effective income tax provision rate for the nine month period ended September 30, 2018 when compared to the same nine month period of 2017 is primarily due to the overall increase in global earnings when compared to the prior year.

Note 14. Supplemental Information

The components of "Other operating expense, net" for the three month and nine month periods ended September 30, 2018 and 2017 are as follows.

	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,
	2018	2017	2018	2017
Other Operating Expense, Net
Foreign currency transaction (gains) losses, net	$(0.8)	$1.7	$(0.6)	$6.3
Restructuring charges, net (1)	5.4	2.8	5.4	4.9
Environmental remediation expenses (2)	-	-	-	0.9
Stock-based compensation expense (3)	1.1	9.8	2.9	166.0
Shareholder litigation settlement recoveries(4)	-	-	(4.5)	-
Acquisition related expenses and non-cash charges(5)	0.5	0.7	6.3	2.4
Losses (gains) on asset and business disposals	0.1	(0.6)	(1.1)	2.0
Other, net	(0.3)	3.0	2.4	4.2
Total other operating expense, net	$6.0	$17.4	$10.8	$186.7

(1)	See Note 3 "Restructuring."

(2)	Estimated environmental remediation costs recorded on an undiscounted basis for a former production facility.

(3)
Represents stock-based compensation expense recognized for the three month period ended September 30, 2018 of $0.9 million and employer taxes related to stock option exercises of $0.2 million.  Represents stock-based compensation expense recognized for the nine month period ended September 30, 2018 of $6.1 million, reduced by $3.2 million primarily due to a decrease in the estimated accrual for employer taxes related to DSUs as a result of the achievement of employer tax caps in counties outside of the United States.

Represents stock-based compensation expense recognized for stock options outstanding of $7.8 million and $69.2 million for the three month and nine month periods ended September 30, 2017 and DSUs granted to employees at the date of the initial public offering of $2.0 million and $96.8 million under the 2013 Stock Incentive Plan for the three and nine month periods ended September 30, 2017.

Index
(4)	Represents an insurance recovery of the Company's shareholder litigation settlement in 2014.

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

Predecessors to the Company sometimes manufactured, distributed and/or sold products allegedly at issue in the pending asbestos and silica-related lawsuits (the "Products"). However, neither the Company nor its predecessors ever mined, manufactured, mixed, produced or distributed asbestos fiber or silica sand, the materials that allegedly caused the injury underlying the lawsuits. Moreover, the asbestos-containing components of the Products, if any, were enclosed within the subject Products.

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

The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company's anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the Products described above; the Company's experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company's prior disposition of comparable matters. However, inherent uncertainties of litigation and future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case (discussed below), or other inability to collect from the Company's historical insurers or indemnitors, could cause a different outcome. While the outcome of legal proceedings is inherently uncertain, based on presently known facts, experience, and circumstances, the Company believes that the amounts accrued on its balance sheet are adequate and that the liabilities arising from the asbestos and silica-related personal injury lawsuits will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. "Accrued liabilities" and "Other liabilities" on the Condensed Consolidated Balance Sheet include a total litigation reserve of $98.3 million and $105.6 million as of September 30, 2018 and December 31, 2017, with respect to potential liability arising from the Company's asbestos-related litigation. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company's consolidated financial position, results of operation or liquidity.

The Company has entered into a series of agreements with certain of its or its predecessors' legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has also pursued litigation against certain insurers or indemnitors, where necessary. The Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $95.9 million and $100.4 million as of September 30, 2018 and December 31, 2017, respectively, which was included in "Other assets" on the Consolidated Balance Sheets. During the nine month period ended September 30, 2018 the Company received asbestos related insurance recoveries of $10.1 million, of which $4.5 million related to the recovery of indemnity payments, and was recorded as a reduction of the insurance recovery receivable in "Other assets" on the Condensed Consolidated Balance Sheets, and $5.6 million related to reimbursement of previously expensed legal defense costs, and was recorded as a reduction of "Selling and administrative expenses" in the Condensed Consolidated Statements of Operations.

Index
The largest such recent action, Gardner Denver, Inc. v. Certain Underwriters at Lloyd's, London, et al., was filed on July 9, 2010, in the Eighth Judicial Circuit, Adams County, Illinois, as case number 10-L-48 (the "Adams County Case"). In the lawsuit, the Company seeks, among other things, to require certain excess insurer defendants to honor their insurance policy obligations to the Company, including payment in whole or in part of the costs associated with the asbestos-related lawsuits filed against the Company. In October 2011, the Company reached a settlement with one of the insurer defendants, which had issued both primary and excess policies, for approximately the amount of such defendant's policies that were subject to the lawsuit. Since then, the case has been proceeding through the discovery and motions process with the remaining insurer defendants. On January 29, 2016, the Company prevailed on the first phase of that discovery and motions process ("Phase I"). Specifically, the Court in the Adams County Case ruled that the Company has rights under all of the policies in the case, subject to their terms and conditions, even though the policies were sold to the Company's former owners rather than to the Company itself. On June 9, 2016, the Court denied a motion by several of the insurers who sought permission to appeal the Phase I ruling immediately rather than waiting until the end of the whole case as is normally required. The case is now proceeding through the discovery process regarding the remaining issues in dispute ("Phase II").

A majority of the Company's expected future recoveries of the costs associated with the asbestos-related lawsuits are the subject of the Adams County Case.

The amounts recorded by the Company for asbestos-related liabilities and insurance recoveries are based on currently available information and assumptions that the Company believes are reasonable based on an evaluation of relevant factors. The actual liabilities or insurance recoveries could be higher or lower than those recorded if actual results vary significantly from the assumptions. There are a number of key variables and assumptions including the number and type of new claims to be filed each year, the resolution or outcome of these claims, the average cost of resolution of each new claim, the amount of insurance available, allocation methodologies, the contractual terms with each insurer with whom the Company has reached settlements, the resolution of coverage issues with other excess insurance carriers with whom the Company has not yet achieved settlements, and the solvency risk with respect to the Company's insurance carriers. Other factors that may affect the future liability include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, legal rulings that may be made by state and federal courts, and the passage of state or federal legislation. The Company makes the necessary adjustments for the asbestos liability and corresponding insurance recoveries on an annual basis unless facts or circumstances warrant assessment as of an interim date.

Environmental Matters

The Company has been identified as a potentially responsible party ("PRP") with respect to several sites designated for cleanup under U.S. federal "Superfund" or similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. Persons potentially liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although these laws impose joint and several liability on PRPs, in application the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Based on currently available information, the Company was only a small contributor to these waste sites, and the Company has, or is attempting to negotiate, de minimis settlements for their cleanup. The cleanup of the remaining sites is substantially complete and the Company's future obligations entail a share of the sites' ongoing operating and maintenance expense. The Company is also addressing four on-site cleanups for which it is the primary responsible party. Three of these cleanup sites are in the operation and maintenance stage and one is in the implementation stage.

The Company has undiscounted accrued liabilities of $7.0 million and $7.5 million as of September 30, 2018 and December 31, 2017, respectively, on its Condensed Consolidated Balance Sheet to the extent costs are known or can be reasonably estimated for its remaining financial obligations for the environmental matters discussed above and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.

Index
Note 16. Segment Results

A description of the Company's three reportable segments, including the specific products manufactured and sold follows below.

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

In the Medical segment, the Company designs, manufactures and markets a broad range of highly specialized gas, liquid and precision syringe pumps and compressors primarily for use in the medical, laboratory and biotechnology end markets. The Company's customers are mainly medium and large durable medical equipment suppliers that integrate the Company's products into their final equipment for use in applications such as oxygen therapy, blood dialysis, patient monitoring, wound treatment, and others. Further, with the recent acquisitions, the Company has expanded into liquid handling components and systems used in biotechnology applications including clinical analysis instrumentation. The Company also has a broad range of end use deep vacuum products for laboratory science applications.

The Chief Operating Decision Maker ("CODM") evaluates the performance of the Company's reportable segments based on, among other measures, Segment Adjusted EBITDA. Management closely monitors the Segment Adjusted EBITDA of each reportable segment to evaluate past performance and actions required to improve profitability. Inter-segment sales and transfers are not significant. Administrative expenses related to the Company's corporate offices and shared service centers in the United States and Europe, which includes transaction processing, accounting and other business support functions, are allocated to the business segments. Certain administrative expenses, including senior management compensation, treasury, internal audit, tax compliance, certain information technology, and other corporate functions, are not allocated to the business segments.

Index
The following table provides summarized information about the Company's operations by reportable segment and reconciles Segment Adjusted EBITDA to Income (Loss) Before Income Taxes for the three month and nine month periods ended September 30, 2018 and 2017.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2018	2017	2018	2017
Revenue
Industrials	$320.0	$288.2	$965.7	$819.0
Energy	298.8	301.6	814.1	719.4
Medical	70.5	59.8	197.3	172.0
Total Revenue	$689.3	$649.6	$1,977.1	$1,710.4
Segment Adjusted EBITDA
Industrials	$72.1	$63.1	$210.0	$173.7
Energy	94.9	98.6	242.5	199.2
Medical	20.5	16.8	54.4	46.9
Total Segment Adjusted EBITDA	$187.5	$178.5	$506.9	$419.8
Less items to reconcile Segment Adjusted EBITDA to Income (Loss) Before Income Taxes(1):
Corporate expenses not allocated to segments(a)	$5.3	$13.8	$14.8	$30.9
Interest expense	24.4	30.1	76.5	115.4
Depreciation and amortization expense	44.4	43.5	134.6	126.9
Sponsor fees and expenses(b)	-	-	-	17.3
Restructuring and related business transformation costs(c)	12.3	6.3	25.2	20.5
Acquisition related expenses and non-cash charges(d)	2.8	1.2	13.1	3.1
Environmental remediation loss reserve(e)	-	-	-	0.9
Expenses related to public stock offerings(f)	0.3	0.5	2.2	3.6
Establish public company financial reporting compliance(g)	1.3	3.8	3.2	7.2
Stock-based compensation(h)	1.1	9.8	2.9	166.0
Foreign currency transaction (gains) losses, net	(0.8)	1.7	(0.6)	6.3
Loss on extinguishment of debt(i)	0.9	34.1	1.0	84.5
Shareholder litigation settlement recoveries(j)	-	-	(4.5)	-
Other adjustments(k)	0.7	1.3	0.4	3.5
Income (Loss) Before Income Taxes	$94.8	$32.4	$238.1	$(166.3)

(1)
The reconciling items for the three month and nine month periods ended September 30, 2017 have been reclassified to conform to the methodology used in the three and nine month periods ended September 30, 2018, and include the following.

(a)	Includes insurance recoveries of asbestos legal fees of $5.6 million in the nine month period ended September 30, 2018.

(b)	Represents management fees and expenses paid to the Company's Sponsor.

Index
(c)	Restructuring and related business transformation costs consist of the following.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2018	2017	2018	2017
Restructuring charges	$5.4	$2.8	$5.4	$4.9
Severance, sign-on, relocation and executive search costs	(0.1)	0.6	3.8	2.2
Facility reorganization, relocation and other costs	1.1	1.0	2.4	3.9
Information technology infrastructure transformation	0.3	0.8	0.5	3.4
Losses (gains) on asset and business disposals	0.1	(0.6)	(1.1)	2.0
Consultant and other advisor fees	3.4	0.5	10.0	1.7
Other, net	2.1	1.2	4.2	2.4
Total restructuring and related business transformation costs	$12.3	$6.3	$25.2	$20.5

(d)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs and non-cash charges and credits arising from fair value purchase accounting adjustments.

(e)	Represents estimated environmental remediation costs and losses relating to a former production facility.

(f)	Represents expenses related to the Company's initial public offering and subsequent secondary offerings.

(g)
Represents third party expenses to comply with the requirements of Sarbanes-Oxley in 2018 and the accelerated adoption of new accounting standards (ASC 606 – Revenue from Contracts with Customers and ASC 842 - Leases) in the first quarter of 2018 and 2019 respectively, one year ahead of the required adoption dates for a private company.  These expenses were previously included in "Expenses related to initial stock offering" and prior periods have been restated to conform to current period presentation.

(h)
Represents stock-based compensation expense recognized for the three month period ended September 30, 2018 of $0.9 million and employer taxes related to stock option exercises of $0.2 million.  Represents stock-based compensation expense recognized for the nine month period ended September 30, 2018 of $6.1 million, reduced by $3.2 million primarily due to a decrease in the estimated accrual for employer taxes related to DSUs as a result of the achievement of employer tax caps in countries outside of the United States.

Represents stock-based compensation expense recognized for stock options outstanding of $7.8 million and $69.2 million for the three month and nine month periods ended September 30, 2017 and DSUs granted to employees at the date of the initial public offering of $2.0 million and $96.8 million under the 2013 Stock Incentive Plan for the three and nine month periods ended September 30, 2017.

(i)
Represents losses on extinguishment of the senior notes and a portion of the U.S. Term Loan and losses reclassified from AOCI into income related to the amendment of the interest rate swaps in conjunction with the debt repayment.

(j)	Represents an insurance recovery of the Company's shareholder litigation settlement in 2014.

(k)
Includes (i) the effects of the amortization of prior service costs and the amortization of gains in pension and other postretirement benefits (OPEB) expense, (ii) certain legal and compliance costs and (iii) other miscellaneous adjustments.

Note 17. Related Party Transactions

Affiliates of KKR participated as (i) a lender in the Company's Senior Secured Credit Facilities discussed in Note 8, "Debt," (ii) an underwriter in the Company's initial public offering, and (iii) a provider of services for the fiscal year 2017 debt refinancing transaction.  KKR held a position in the Euro Term Loan Facility of €38.6 million as of September 30, 2018.

Index
The Company entered into a monitoring agreement, dated July 30, 2013, with KKR pursuant to which KKR provided management, consulting and financial advisory services to the Company and its divisions, subsidiaries, parent entities and controlled affiliates.  Under the terms of the monitoring agreement the Company was, among other things, obligated to pay KKR (or such affiliate(s) as KKR designates) an aggregate annual management fee in the initial annual amount of $3.5 million, payable in arrears at the end of each fiscal quarter, plus upon request all reasonable out of pocket expenses incurred in connection with the provision of services under the agreement.  The management fee increased at a rate of 5% per year effective on January 1, 2014.  In May 2017, in connection with the Company's initial public offering, the monitoring agreement was terminated and the Company paid a termination fee of $16.2 million during the nine month period ended September 30, 2017 which was included in the "Selling and administrative expenses" line of the Condensed Consolidated Statements of Operations.  The Company incurred management fees, excluding the termination fee, to KKR of $1.1 million and no out of pocket expenses for the nine month period ended September 30, 2017.

Note 18. Earnings (Loss) Per Share

The computations of basic and diluted loss per share are as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$72.2	$28.0	$174.9	$(125.1)
Less: Net income attributable to noncontrolling interests	-	-	-	0.1
Net income (loss) attributable to Gardner Denver Holdings, Inc.	$72.2	$28.0	$174.9	$(125.2)
Average shares outstanding:
Basic	201.9	201.3	201.8	175.7
Diluted	209.1	208.1	209.6	175.7
Income (loss) per share:
Basic	$0.36	$0.14	$0.87	$(0.71)
Diluted	$0.35	$0.13	$0.83	$(0.71)

The DSUs described in Note 15, "Stock-Based Compensation" of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 are considered outstanding shares for the purpose of computing basic earnings (loss) per share because they will become issued solely upon the passage of time.

As of September 30, 2018, there was 0.8 million anti-dilutive shares that were not included in the computation of diluted earnings per share.  For the nine month period ended September 30, 2017, there was 12.3 million of potentially dilutive stock-based awards that were not included in the computation of diluted loss per share because their inclusion would be anti-dilutive.

Note 19. Share Repurchase Program

On August 1, 2018, the Board of Directors of Gardner Denver authorized a share repurchase program pursuant to which the Company may repurchase up to $250.0 million of its common stock over the next two years, effective immediately and through July 31, 2020, the date on which the repurchase program will expire.  Under the repurchase program, Gardner Denver is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with all applicable securities laws and regulations, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Act of 1934.  The share repurchase program does not obligate Gardner Denver to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company's discretion.  The timing and amount of any purchases of common stock will be based on Gardner Denver's liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment opportunities and Gardner Denver's desire to repay indebtedness.

During the three and nine month period ended September 30, 2018, the Company repurchased 223,911 shares under the August 1, 2018 program at a weighted average price of $24.86 per share for an aggregate value of $5.6 million.

Index
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management's discussion and analysis of our financial condition and result of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  Actual results may differ materially from those contained in any forward-looking statements.  You should carefully read the "Special Note Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q.

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

Medical Revenue

Our Medical Segment Revenues are generated primarily through sales of highly specialized gas, liquid and precision syringe pumps that are specified by medical and laboratory equipment suppliers for use in medical and laboratory applications. Our products are often subject to extensive collaborative design and specification requirements, as they are generally components specifically designed for, and integrated into, our customers' products. Revenue is recognized when control is transferred to the customer, generally at shipment or when delivery has occurred. Our Medical segment also has limited aftermarket revenues related to certain products.

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

Selling and Administrative Expenses

Selling and administrative expenses consist of (i) salaries and other employee-related expenses for our selling and administrative functions and other activities not associated with the manufacture of products or delivery of services to customers; (ii) facility operating expenses for selling and administrative activities, including office rent, maintenance, depreciation and insurance; (iii) marketing and direct costs of selling products and services to customers including internal and external sales commissions; (iv) research and development expenditures; (v) professional and consultant fees; (vi) Sponsor fees and expenses; (vii) expenses related to our  public stock offerings and to establish public company reporting compliance; and (viii) other miscellaneous expenses. Certain corporate expenses, including those related to our shared service centers in the United States and Europe, that directly benefit our businesses are allocated to our business segments. Certain corporate administrative expenses, including corporate executive compensation, incentive compensation adjustments, treasury, certain information technology, internal audit and tax compliance, are not allocated to the business segments.

Amortization of Intangible Assets

Amortization of intangible assets includes the periodic amortization of intangible assets recognized when an affiliate of our Sponsor acquired us on July 30, 2013 and intangible assets recognized in connection with businesses we acquired since July 30, 2013, including customer relationships and trademarks.

Other Operating Expense, Net

Other operating expense, net includes foreign currency gains and losses, restructuring charges, certain litigation and contract settlement losses and recoveries, environmental remediation, stock-based compensation expense, acquisition related expenses, and other miscellaneous operating expenses.

Benefit or Provision for Income Taxes

The benefit or provision for income taxes includes U.S. federal, state and local income taxes and all non-U.S. income taxes. We are subject to income tax in approximately 32 jurisdictions outside of the United States. Because we conduct operations on a global basis, our effective tax rate depends, and will continue to depend, on the geographic distribution of our pre-tax earnings among several different taxing jurisdictions. Our effective tax rate can also vary based on changes in the tax rates of the different jurisdictions, the availability of tax credits and non-deductible items.

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

Foreign Currency Fluctuations

A significant portion of our revenues, approximately 52% for the nine month period ended September 30, 2018, was denominated in currencies other than the U.S. dollar. Because much of our manufacturing facilities and labor force costs are outside of the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.

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

Upstream Energy

We sell products and provide services to customers in upstream energy markets, primarily in the United States. For the upstream energy end-market, in our Energy segment we manufacture pumps and associated aftermarket products and services used in drilling, hydraulic fracturing and well service applications, while in our Industrials segment we sell dry bulk frac sand blowers, which are used in hydraulic fracturing operations. We refer to these products and services in the Energy and Industrial segments as "upstream energy." Our Medical segment is not exposed to the upstream energy industry.

Our exposure to upstream energy production levels, coupled with reduced exploration activity and the deferral of maintenance and growth in capital expenditures by upstream energy companies, favorably impacted our financial results in the nine month period ended September 30, 2018.

The average daily closing of West Texas Intermediate spot market crude oil prices for the nine month period ended September 30, 2018 increased to $66.93 from $49.30 in the same period in 2017. As a result, there has been increased exploration activity and capital expenditures by upstream energy companies. According to Baker Hughes, Inc., the average weekly U.S. land rig count increased to 1,001 during the nine month period ended September 30, 2018 from 841 in 2017, and, according to Spears & Associates, Inc., the annual average monthly new wells drilled in the United States increased to 1,911 for the nine month period ended September 30, 2018 from 1,822 in the same period in 2017.  We have experienced increased demand for our upstream energy products and services in the nine month period ended September 30, 2018 compared to the same nine months in 2017.

Index
Restructuring and Other Business Transformation Initiatives

Our top priority since the completion of the KKR Transaction in 2013 has been the transformation of our business. In 2014, we commenced operational excellence initiatives to streamline our cost structure and support margin expansion, including through manufacturing footprint reduction, selling and administrative expense efficiency, and strategic sourcing in our Industrials segment.  This program was revised and expanded in the second quarter of 2016, and also in 2016, similar restructuring programs were announced for the Energy and Medical segments.  Restructuring charges, program related facility reorganization, relocation and other costs, and related capital expenditures were impacted most significantly by these business transformation initiatives. These restructuring programs were substantially completed as of December 31, 2017.  Under the 2014 to 2016 restructuring programs, we incurred restructuring charges of $2.8 million and $4.9 million in the three and nine month periods ended September 30, 2017.

We announced a restructuring program in the third quarter of 2018 which primarily involves workforce reductions.  In the three and nine month periods ended September 30, 2018, we incurred restructuring charges of $5.4 million.

In addition, we incurred program related facility reorganization, relocation and other costs of $6.9 million and $3.5 million in the three month periods ended September 30, 2018 and 2017, respectively, and $19.8 million and $15.6 million in the nine month periods ended September 30, 2018 and 2017.

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

In June 2017, within our Industrials segment, we acquired a leading North American manufacturer of gas compression equipment and solutions for vapor recovery, biogas and other process and industrial applications for approximately $20.4 million (inclusive of an indemnity holdback of $1.9 million recorded in "Accrued liabilities").  In February 2018, within our Industrials segment, we acquired a leading global manufacturer of turbo vacuum technology systems and optimization solutions for industrial applications for approximately $94.9 million, net of cash acquired.  In May 2018, within our Energy segment, we acquired a manufacturer of plungers and other well service pump components for approximately $21.0 million, net of cash acquired (inclusive of a $2.0 million promissory note and a $0.2 million holdback recorded in "Accrued liabilities").

See Note 2 "Business Combinations" to our condensed consolidated financial statements included elsewhere in this Form 10-Q for the impact of the acquisitions on revenue and operating earnings from the date of acquisition.

Sponsor Management Fees and Expenses

Through the date of our initial public offering, our Sponsor charged an annual management fee, as well as fees and expenses for services provided.  In May 2017, in connection with our initial public offering, the monitoring agreement was terminated in accordance with its terms and we paid a termination fee of approximately $16.2 million.  Sponsor fees and expenses, excluding the termination fee, were $1.1 million for the nine month period ended September 30, 2017.

Stock-Based Compensation Expense

Under the terms of the 2013 Stock Incentive Plan and the 2017 Omnibus Incentive Plans stock-based compensation expense of $0.9 million and $6.1 million was recognized for the three month and nine month periods ended September 30, 2018.

Under the terms of the 2013 Plan, concurrent with the initial public offering, we recognized stock-based compensation expense of approximately $69.2 million related to time-based and performance-based stock options for the nine month period ended September 30, 2017.  We also recognized $96.8 million of compensation expense related to a grant of 5.5 million deferred stock units ("DSU") to employees at the date of the initial public offering.

Index
We expect to make stock-based awards to employees and recognize stock-based compensation expense in future periods.  Prior to our initial public offering which occurred in May 2017, no stock-based compensation expense was recognized.

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code that impact the fourth quarter of 2017 and full year 2018.

See Note 13 "Income Taxes" to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

Outlook

Industrials Segment

The mission-critical nature of our Industrials products across manufacturing processes drives a demand environment and outlook that are highly correlated with global and regional industrial production, capacity utilization and long-term GDP growth. In the United States and Europe, we are poised to continue benefiting from expected growth in real GDP, along with a continued rebound in industrial production activity in 2018. In APAC, despite the recent deceleration, GDP growth remains robust. In the third quarter of 2018, we had $313.4 million of orders in our Industrials segment, an increase of 6.5% over the third quarter of 2017, or an 8.0% increase on a constant currency basis.

Energy Segment

Our Energy segment has a diverse range of equipment and associated aftermarket parts, consumables and services for a number of market sectors with energy exposure, spanning upstream, midstream, downstream and petrochemical applications. Demand for certain of our Energy products has historically corresponded to the supply and demand dynamics related to oil and natural gas products, and has been influenced by oil and natural gas prices, the level and intensity of hydraulic fracturing activity, rig count, drilling activity and other economic factors. These factors have caused the level of demand for certain of our Energy products to change at times (both positively and negatively) and we expect these trends to continue in the future.  In the third quarter of 2018, we had $260.6 million of orders in our Energy segment, an increase of 3.8% over the third quarter of 2017, or a 5.1% increase on a constant currency basis.

An increased number of drilling rigs have reentered the market as crude oil prices have improved from low points observed during the first half of 2016 and the number of drilled but uncompleted wells has grown 100% from December 2013 to September 2018. Land rig count in the United States has increased 169% from 384 rigs in May 2016 to 1,034 rigs in September 2018 compared to a relatively flat rig count growth in the rest of the world over this same time period. We believe we are well positioned to benefit from the expected growth in drilling rigs and improvements in crude oil prices. In addition, secular industry trends that are driving increased demand of newer, fit-for-purpose equipment with innovations that increase productivity. As a result of our expanded direct aftermarket service locations, particularly within North America, we believe we are well positioned to benefit from both the increasing intensity of hydraulic fracturing activity and the increase in the backlog of drilled but uncompleted wells.  There has been recent discussion in the market about Permian take away capacity constraints which may defer some of the previously expected growth coming out of that region until new capacity comes on line, which is anticipated for the first half of 2019 from gas pipelines potentially being converted to crude pipelines, as well as increased pipeline capacity to come on line in the second half of 2019.

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

Medical Segment

In 2018, we continue to see an uptick in demand for products and services in the Medical space driven by attractive secular growth trends in the aging population requiring medical care, emerging economies modernizing and expanding their healthcare systems and increased investment globally in health solutions. Our entry into Liquid diaphragm pumps and Liquid Handling Automation Systems is seeing favorable response from the market driven by the need for higher healthcare efficiency, requiring premium and high performance systems. In the third quarter of 2018, we had $73.5 million of orders in our Medical segment, an increase of 20.3% over the third quarter of 2017, or a 21.1% increase on a constant currency basis.

Index
How We Assess the Performance of Our Business

We manage operations through the three business segments described above. In addition to our consolidated GAAP financial measures, we review various non-GAAP financial measures, including Adjusted EBITDA, Adjusted Net Income and Free Cash Flow.

We believe Adjusted EBITDA and Adjusted Net Income are helpful supplemental measures to assist us and investors in evaluating our operating results as they exclude certain items whose fluctuation from period to period do not necessarily correspond to changes in the operations of our business. Adjusted EBITDA represents net income (loss) before interest, taxes, depreciation, amortization and certain non-cash, non-recurring and other adjustment items. We believe that the adjustments applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about non-recurring items that we do not expect to continue at the same level in the future. Adjusted Net Income is defined as net income (loss) including interest, depreciation and amortization of non-acquisition related intangible assets and excluding other items used to calculate Adjusted EBITDA and further adjusted for the tax effect of these exclusions.

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

See "Non-GAAP Financial Measures" below for reconciliation information.

Results of Operations

Consolidated results should be read in conjunction with the segment results section herein and Note 16 "Segment Results" of our unaudited Consolidated Financial Statements included elsewhere in this report, which provides more detailed discussions concerning certain components of our Condensed Consolidated Statements of Operations.  All intercompany accounts and transactions have been eliminated within the consolidated results.

Index
The following table presents selected Consolidated Results of Operations of our business for the three and nine month periods ended September 30, 2018 and 2017.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2018	2017	2018	2017
Condensed Consolidated Statement of Operations:
Revenues	$689.3	$649.6	$1,977.1	$1,710.4
Cost of sales	426.9	395.7	1,233.6	1,066.0
Gross profit	262.4	253.9	743.5	644.4
Selling and administrative expenses	107.7	111.0	330.4	338.9
Amortization of intangible assets	31.0	29.5	93.4	87.6
Other operating expense, net	6.0	17.4	10.8	186.7
Operating income	117.7	96.0	308.9	31.2
Interest expense	24.4	30.1	76.5	115.4
Loss on extinguishment of debt	0.9	34.1	1.0	84.5
Other income, net	(2.4)	(0.6)	(6.7)	(2.4)
Income (loss) before income taxes	94.8	32.4	238.1	(166.3)
Provision (benefit) for income taxes	22.6	4.4	63.2	(41.2)
Net income (loss)	72.2	28.0	174.9	(125.1)
Less: Net income attributable to noncontrolling interest	-	-	-	0.1
Net income (loss) attributable to Gardner Denver Holdings, Inc	$72.2	$28.0	$174.9	$(125.2)

Percentage of Revenues:
Gross profit	38.1%	39.1%	37.6%	37.7%
Selling and administrative expenses	15.6%	17.1%	16.7%	19.8%
Operating income	17.1%	14.8%	15.6%	1.8%
Net income (loss)	10.5%	4.3%	8.8%	(7.3%)
Adjusted EBITDA	26.4%	25.4%	24.9%	22.7%

Other Financial Data:
Adjusted EBITDA(1)	182.2	164.7	492.1	388.9
Adjusted Net Income (1)	102.7	85.2	276.1	149.2
Cash flows - operating activities	103.8	63.9	298.3	83.9
Cash flows - investing activities	(11.2)	(2.4)	(142.6)	(43.1)
Cash flows - financing activities	(158.3)	(9.1)	(272.8)	(8.2)
Free Cash Flow (1)	92.5	54.3	266.2	47.5

(1)	See the "Non-GAAP Financial Measures" section included in this Quarterly Report for a reconciliation to the nearest GAAP measure.

Revenues

Revenues for the three month period ended September 30, 2018 were $689.3 million, an increase of $39.7 million, or 6.1%, compared to $649.6 million for the same three month period in 2017.  The increase in revenues was due primarily to higher revenues from upstream energy exposed markets in our Energy segment (1.5% or $9.7 million), higher volume in our Industrials segment including acquisitions as well as higher volume in other markets in our Energy segment and our Medical segment (4.6% or $30.0 million) and improved pricing (1.2% or $7.7 million), partially offset by the unfavorable impact of foreign currencies (1.2% or $7.7 million).  The percentage of consolidated revenues derived from aftermarket parts and services was 39.5% in the three month period ended September 30, 2018 compared to 40.5% in the same three month period in 2017.

Revenues for the nine month period ended September 30, 2018 were $1,977.1 million, an increase of $266.7 million, or 15.6% compared to $1,710.4 million for the same nine month period in 2017.  The increase in revenues was due primarily to higher revenues from upstream energy exposed markets in our Energy segment (5.2% or $89.4 million), higher volume in our Industrials segment including acquisitions as well as higher volume in other markets in our Energy segment and our Medical segment (6.7% or $114.9 million), the favorable impact of foreign currencies (2.6% or $43.7 million) and improved pricing (1.1% or $18.7 million).  The percentage of consolidated revenues derived from aftermarket parts and services was 39.8% in the nine month period ended September 30, 2018 compared to 42.1% in the same nine month period in 2017.

Index
Gross Profit

Gross profit for the three month period ended September 30, 2018 was $262.4 million, an increase of $8.5 million, or 3.3%, compared to $253.9 million for the same three month period in 2017, and as a percentage of revenues was 38.1% for the three month period ended September 30, 2018 and 39.1% for the same three month period in 2017.  The decrease in gross profit as a percentage of revenues primarily reflects reduced volume of energy downstream project revenues and growth rates for original equipment revenues greater than growth rates for aftermarket revenues in our Industrials segment.

Gross profit for the nine month period ended September 30, 2018 was $743.5 million, an increase of $99.1 million, or 15.6% compared to $644.4 million in the same nine month period in 2017, and as a percentage of revenues was 37.6% for the nine month period ended September 30, 2018 and 37.7% for the same nine month period in 2017.  The slight decrease in gross profit as a percentage of revenues reflects primarily due to growth rates for original equipment revenues greater than growth rates for aftermarket revenues in our Industrials segment offset by increased volume from upstream energy exposed markets.

Selling and Administrative Expenses

Selling and administrative expenses were $107.7 million for the three month period ended September 30, 2018, a decrease of $3.3 million, or 3.0%, compared to $111.0 million for the same three month period in 2017.  Selling and administrative expenses as a percentage of revenues decreased to 15.6% for the three month period ended September 30, 2018 from 17.1% in the same three month period in 2017.  The decrease in selling and administrative expenses primarily reflects lower incentive compensation, partially offset by higher salaries and higher professional and consulting fees.

Selling and administrative expenses were $330.4 million for the nine month period ended September 30, 2018, a decrease of $8.5 million, or 2.5%, compared to $338.9 million for the same nine month period in 2017.  Selling and administrative expenses as a percentage of revenues decreased to 16.7% for the nine month period ended September 30, 2018 from 19.8% in the same nine month period in 2017.  The decrease in selling and administrative expenses primarily reflects lower incentive compensation, lower sponsor fees, and insurance recoveries of asbestos legal fees in 2018 ($5.6 million), partially offset by higher salaries and higher professional and consulting fees.

Amortization of Intangible Assets

Amortization of intangible assets was $31.0 million for the three month period ended September 30, 2018, an increase of $1.5 million, compared to $29.5 million in the same three month period in 2017.  The increase was primarily due to amortization of intangibles acquired in the first and second quarters of 2018.

Amortization of intangible assets was $93.4 million for the nine month period ended September 30, 2018, an increase of $5.8 million, compared to $87.6 million in the same nine month period in 2017.  The increase was primarily due to amortization of intangibles acquired in the first and second quarters of 2018.

Other Operating Expense, Net

Other operating expense, net for the three month period ended September 30, 2018 was $6.0 million, a decrease of $11.4 million, compared to $17.4 million in the same three month period in 2017.  The decrease was primarily due to lower stock-based compensation expense ($8.7 million) and increased foreign currency transaction gains, net ($2.5 million, consisting of $0.8 million of gains in the three month period ended September 30, 2018 compared to losses of $1.7 million in the same period in 2017), partially offset by increased restructuring charges, net ($2.6 million), and lower gains on asset and business disposals ($0.6 million).

Other operating expense, net for the nine month period ended September 30, 2018 was $10.8 million, a decrease of $175.9 million, compared to $186.7 million in the same nine month period in 2017.  The decrease was primarily due to lower stock-based compensation expense ($163.1 million), increased foreign currency transaction gains, net ($6.9 million, consisting of $0.6 million of gains in the nine month period ended September 30, 2018 compared to losses of $6.3 million in the same period in 2017), a shareholder litigation settlement recovery received in 2018 ($4.5 million), increased gains on asset and business disposals ($3.1 million, consisting of $1.1 million of gains in the nine month period ended September 30, 2018 compared to losses of $2.0 million in the same period in 2017), and lower environmental remediation expenses ($0.9 million), and partially offset by increased acquisition related expenses and non-cash charges ($3.9 million).

Index
Interest Expense

Interest expense for the three month period ended September 30, 2018 was $24.4 million, a decrease of $5.7 million, compared to $30.1 million in the same three month period in 2017.  The decrease was primarily due to reduced debt as a result of repayments in 2018 and a lower weighted-average interest rate of approximately 5.2% for the three month period ended September 30, 2018 compared to 6.0% in the same three month period in 2017.

Interest expense for the nine month period ended September 30, 2018 was $76.5 million, a decrease of $38.9 million, compared to $115.4 million in the same nine month period in 2017.  The decrease was primarily due to reduced debt as a result of repayments of debt with proceeds from our initial public offering in May 2017 and repayments in 2018, and a lower weighted-average interest rate of approximately 5.1% in the nine month period ended September 30, 2018 compared to 6.2% in the same nine month period in 2017.

Other Income, Net

Other income, net was $2.4 million in the three month period ended September 30, 2018, an increase of $1.8 million, compared to $0.6 million in the same three month period in 2017.  The increase was primarily due to the decrease of $1.3 million in the other components of net periodic benefit cost.

Other income, net was $6.7 million in the nine month period ended September 30, 2018, an increase of $4.3 million, compared to $2.4 million in the same nine month period in 2017.  The increase was primarily due to the decrease of $3.9 million in the other components of net periodic benefit cost.

Provision (Benefit) for Income Taxes

The provision for income taxes was $22.6 million resulting in a 23.8% effective income tax provision rate for the three month period ended September 30, 2018, compared to a provision for income taxes of $4.4 million resulting in a 13.6% effective income tax rate in the same three month period in 2017.  The increase in the provision for income taxes for the three month period ended September 30, 2018 when compared to the same three month period of 2017 is primarily due to the overall increase in global earnings when compared to the prior year.  The effective income tax provision rate was impacted by the increase in global earnings and reduced by the windfall tax benefit to result in an overall increase in the rate.

The provision for income taxes was $63.2 million resulting in a 26.5% effective income tax provision for the nine month period ended September 30 2018, compared to a benefit for income taxes of ($41.2) million resulting in a 24.8% effective income tax benefit rate in the same nine month period in 2017. The increase in the provision for income taxes and increase in the effective income tax provision rate for the nine month period ended September 30, 2018 when compared to the same nine month period of 2017 is primarily due to the increase in global earnings.

Net Income (Loss)

Net income was $72.2 million for the three month period ended September 30, 2018 compared to a net income of $28.0 million in the same three month period in 2017.  The increase in net income was primarily due to higher gross profit on increased revenues, reduced interest expense, lower selling and administrative expenses, reduced loss on the extinguishment of debt, and lower other operating expenses, net, partially offset by an increased provision for income taxes and higher amortization expenses.

Net income was $174.9 million for the nine month period ended September 30, 2018 compared to a net loss of $125.1 million in the same nine month period in 2017.  The increase in net income was primarily due to higher gross profit on increased revenues, reduced interest expense, lower selling and administrative expenses, reduced loss on the extinguishment of debt, and lower other operating expenses, net, partially offset by an increased provision for income taxes and higher amortization expenses.

Index
Adjusted EBITDA

Adjusted EBITDA increased $17.5 million to $182.2 million for the three month period ended September 30, 2018 compared to $164.7 million in the same three month period in 2017.  Adjusted EBITDA as a percentage of revenues increased 100 basis points to 26.4% for the three month period ended September 30, 2018 from 25.4% for the same three month period in 2017.  The increase in Adjusted EBITDA was primarily due to higher volume including acquisitions in our Industrials segment as well as our Medical segment ($16.3 million), lower selling and administrative expenses ($9.0 million), improved pricing ($7.7 million), and increased revenues in upstream energy exposed markets in our Energy segment ($3.5 million), partially offset by lower volume in the other markets in our Energy segment ($5.3 million), the unfavorable impact of foreign currencies ($2.0 million), and growth rates for original equipment revenues greater than growth rates for aftermarket revenues and continued investments in innovation, including research and development and in emerging markets, in our Industrials segment ($7.6 million).
Adjusted EBITDA increased $103.2 million to $492.1 million for the nine month period ended September 30, 2018 compared to $388.9 million in the same nine month period in 2017.  Adjusted EBITDA as a percentage of revenues increased 220 basis points to 24.9% for the nine month period ended September 30, 2018 from 22.7% for the same nine month period in 2017.  The increase in Adjusted EBITDA was primarily due to increased revenues in upstream energy exposed markets in our Energy segment ($47.5 million), higher volume including acquisitions in our Industrials segment as well as our Medical segment ($44.7 million), improved pricing ($18.7 million), lower selling and administrative expenses ($16.3 million), and the favorable impact of foreign currencies ($9.8 million), partially offset by growth rates for original equipment revenues greater than growth rates for aftermarket and continued investments in innovation, including research and development and in emerging markets, in our Industrials segment ($21.5 million).

Adjusted Net Income

Adjusted Net Income increased $17.5 million to $102.7 million for the three month period ended September 30, 2018, compared to $85.2 million in the same three month period in 2017.  The increase was due to increased Adjusted EBITDA, lower interest expense, and lower depreciation expense, partially offset by a higher income tax provision as adjusted and increased amortization of non-acquisition related intangible assets.

Adjusted Net Income increased $126.9 million to $276.1 million for the nine month period ended September 30, 2018 compared to $149.2 million in the same nine month period in 2017.  The increase was due to increased Adjusted EBITDA and lower interest expense, partially offset by a higher income tax provision as adjusted, increased depreciation expense and amortization of non-acquisition related intangible assets.

Index
Non-GAAP Financial Measures

Set forth below are the reconciliations of Net Income (Loss) to Adjusted EBITDA and Adjusted Net Income and Cash Flows from Operating Activities to Free Cash Flow.

	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,
	2018	2017	2018	2017
Net Income (Loss)(1)	$72.2	$28.0	$174.9	$(125.1)
Plus:
Interest expense	24.4	30.1	76.5	115.4
Provision (benefit) for income taxes	22.6	4.4	63.2	(41.2)
Depreciation expense	13.4	13.9	41.2	39.3
Amortization expense(a)	31.0	29.5	93.4	87.6
Sponsor fees and expenses(b)	-	-	-	17.3
Restructuring and related business transformation costs(c)	12.3	6.3	25.2	20.5
Acquisition related expenses and non-cash charges(d)	2.8	1.2	13.1	3.1
Environmental remediation loss reserve(e)	-	-	-	0.9
Expenses related to public stock offerings(f)	0.3	0.5	2.2	3.6
Establish public company financial reporting compliance(g)	1.3	3.8	3.2	7.2
Stock-based compensation(h)	1.1	9.8	2.9	166.0
Foreign currency transaction (gains) losses, net	(0.8)	1.7	(0.6)	6.3
Loss on extinguishment of debt(i)	0.9	34.1	1.0	84.5
Shareholder litigation settlement recoveries(j)	-	-	(4.5)	-
Other adjustments(k)	0.7	1.4	0.4	3.5
Adjusted EBITDA	$182.2	$164.7	$492.1	$388.9
Minus:
Interest expense	$24.4	$30.1	$76.5	$115.4
Income tax provision, as adjusted(l)	37.9	33.3	87.7	77.8
Depreciation expense	13.4	13.9	41.2	39.3
Amortization of non-acquisition related intangible assets	3.8	2.2	10.6	7.2
Adjusted Net Income	$102.7	$85.2	$276.1	$149.2
Free Cash Flow
Cash flows - operating activities	$103.8	$63.9	$298.3	$83.9
Minus:
Capital expenditures	11.3	9.6	32.1	36.4
Free Cash Flow	$92.5	$54.3	$266.2	$47.5

(1)
The reconciling items for the three and nine month periods ended September 30, 2017 have been reclassified to conform to the methodology used in the three and nine month periods ended September 30, 2018, and include the following.

(a)
Represents $27.2 million and $27.3 million of amortization of intangible assets arising from the KKR transaction and other acquisitions (customer relationships and trademarks) and $3.8 million and $2.2 million of amortization of non-acquisition related intangible assets, in each case for the three month periods ended September 30, 2018 and 2017, respectively.  Represents $82.8 million and $80.4 million of amortization of intangible assets arising from the KKR transaction and other acquisitions (customer relationships and trademarks) and $10.6 million and $7.2 million of amortization of non-acquisition related intangible assets, in each case for the nine month periods ended September 30, 2018 and 2017, respectively.

(b)	Represents management fees and expenses paid to our Sponsor.

Index
(c)	Restructuring and related business transformation costs consisted of the following.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2018	2017	2018	2017
Restructuring charges	$5.4	$2.8	$5.4	$4.9
Severance, sign-on, relocation and executive search costs	(0.1)	0.6	3.8	2.2
Facility reorganization, relocation and other costs	1.1	1.0	2.4	3.9
Information technology infrastructure transformation	0.3	0.8	0.5	3.4
Losses (gains) on asset and business disposals	0.1	(0.6)	(1.1)	2.0
Consultant and other advisor fees	3.4	0.5	10.0	1.7
Other, net	2.1	1.2	4.2	2.4
Total restructuring and related business transformation costs	$12.3	$6.3	$25.2	$20.5

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

(g)
Represents third party expenses to comply with the requirements of Sarbanes-Oxley in 2018 and the accelerated adoption of the new accounting standards (ASC 606 – Revenue from Contracts with Customers and ASC 842 - Leases) in the first quarter of 2018 and 2019 respectively, one year ahead of the required adoption dates for a private company.  These expenses were previously included in "Expenses related to initial stock offering" and prior periods have been restated to conform to current period presentation.

(h)
Represents stock-based compensation expense recognized for the three month period ended September 30, 2018 of $0.9 million and employer taxes related to stock option exercises of $0.2 million.  Represents stock-based compensation expense recognized for the nine month period ended September 30, 2018 of $6.1 million, reduced by $3.2 million primarily due to a decrease in the estimated accrual for employer taxes related to DSUs as a result of the achievement of employer tax caps in countries outside of the United States.

Represents stock-based compensation expense recognized for stock options outstanding of $7.8 million and $69.2 million for the three month and nine month periods ended September 30, 2017 and DSUs granted to employees at the date of the initial public offering of $2.0 million and $96.8 million under the 2013 Stock Incentive Plan for the three and nine month periods ended September 30, 2017.

(i)
Represents losses on extinguishment of the senior notes and a portion of the U.S. Term Loan and losses reclassified from AOCI into income related to the amendment of the interest rate swaps in conjunction with the debt repayment.

(j)	Represents an insurance recovery of our shareholder litigation settlement in 2014.

(k)
Includes (i) effects of amortization of prior service costs and amortization of gains in pension and other postemployment (OPEB) expense, (ii) certain legal and compliance costs and (iii) other miscellaneous adjustments.

(l)
Represents our income tax provision adjusted for the tax effect of pre-tax items excluded from Adjusted Net Income and the removal of applicable discrete tax items.  The tax effect of pre-tax items excluded from Adjusted Income is computed using the statutory tax rate related to the jurisdiction that was impacted by the adjustment after taking into account the impact of permanent differences and valuation allowances.  Discrete tax items include changes in tax laws or rates, changes in uncertain tax positions relating to prior years and changes in valuation allowances.  All impacts relating to the Tax Cuts and Jobs Act of 2017 have been included as adjustments on the "Tax law change" line of the table below.

Index
The income tax provision, as adjusted for each of the periods presented below consisted of the following.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2018	2017	2018	2017
Provision (benefit) for income taxes	$22.6	$4.4	$63.2	$(41.2)
Tax impact of pre-tax income adjustments	11.3	30.3	27.9	119.0
Tax law change	4.0	-	(3.9)	-
Discrete tax items	-	(1.4)	0.5	-
Income tax provision, as adjusted	$37.9	$33.3	$87.7	$77.8

Segment Results

We classify our businesses into three segments: Industrials, Energy and Medical.  Our Corporate operations (as described below) are not discussed separately as any results that had a significant impact on operating results are included in the "Results of Operations" discussion above.

We evaluate the performance of our Segments based on Segment Revenues and Segment Adjusted EBITDA.  Segment Adjusted EBITDA is indicative of operational performance and ongoing profitability.  Our management closely monitors Segment Adjusted EBITDA to evaluate past performance and identify actions required to improve profitability.

The Segment measurements provided to and evaluated by the chief operating decision maker are described in Note 16 "Segment Results" in the "Notes to Consolidated Financial Statements" included in this Report.

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

Segment Results for the Three and Nine Month Periods Ended September 30, 2018 and 2017

The following tables display Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments and illustrates, on a percentage basis, the impact of foreign currency fluctuations on Segment Revenues and Segment Adjusted EBITDA growth.

Industrials Segment Results

	For the Three Month Periods Ended September 30,		Percent Change	Constant Currency Percent Change
	2018	2017	2018 vs. 2017	2018 vs. 2017
Segment Revenues	$320.0	$288.2	11.0%	12.5%
Segment Adjusted EBITDA	$72.1	$63.1	14.3%	15.4%
Segment Margin	22.5%	21.9%

Segment Revenues for the three month period ended September 30, 2018 were $320.0 million, an increase of $31.8 million, or 11.0%, compared to $288.2 million in the same three month period in 2017.  The increase in Segment Revenues was due to higher volume including acquisitions (10.1% or $29.2 million), and improved pricing (2.4% or $6.9 million), partially offset by the unfavorable impact of foreign currencies (1.5% or $4.3 million).  The percentage of Segment Revenues derived from aftermarket parts and services was 30.9% in the three month period ended September 30, 2018 compared to 33.4% in the same three month period in 2017.

Index
Segment Adjusted EBITDA for the three month period ended September 30, 2018 was $72.1 million, an increase of $9.0 million, or 14.3%, compared to $63.1 million in the same three month period in 2017.  The increase in Segment Adjusted EBITDA was primarily due to higher volume including acquisitions ($10.4 million), and improved pricing ($6.9 million), partially offset by the unfavorable impact of foreign currencies ($0.7 million), and growth rates for original equipment revenues greater than growth rates for aftermarket and continued investments in innovation, including research and development and in emerging markets ($7.6 million).

	For the Nine Month Periods Ended September 30,		Percent Change	Constant Currency Percent Change
	2018	2017	2018 vs. 2017	2018 vs. 2017
Segment Revenues	$965.7	$819.0	17.9%	14.1%
Segment Adjusted EBITDA	$210.0	$173.7	20.9%	16.4%
Segment Margin	21.7%	21.2%

Segment Revenues for the nine month period ended September 30, 2018 was $965.7 million an increase of $146.7 million, or 17.9%, compared to $819.0 million in the same nine month period in 2017.  The increase in Segment Revenues was due to higher volume including acquisitions (12.1% or $98.7 million), the favorable impact of foreign currencies (3.8% or $31.2 million) and improved pricing (2.1% or $16.8 million).  The percentage of Segment Revenues derived from aftermarket parts and service was 31.4% in the nine month period ended September 30, 2018, compared to 34.6% in the same nine month period in 2017.

Segment Adjusted EBITDA for the nine month period ended September 30, 2018 was $210.0 million, an increase of $36.3 million, or 20.9%, compared to $173.7 million in the same nine month period in 2017.  Segment Adjusted EBITDA Margin increased 50 basis points to 21.7% from 21.2% in 2017.  The increase in Segment Adjusted EBITDA was primarily due to higher volume including acquisitions ($34.9 million), improved pricing ($16.8 million) and the favorable impact of foreign currencies ($7.8 million), partially offset by growth rates for original equipment revenues greater than growth rates for aftermarket and continued investments in innovation, including research and development and in emerging markets ($21.5 million).

Energy Segment Results

	For the Three Month Period Ended September 30,		Percent Change	Constant Currency Percent Change
	2018	2017	2018 vs. 2017	2018 vs. 2017
Segment Revenues	$298.8	$301.6	(0.9)%	0.2%
Segment Adjusted EBITDA	$94.9	$98.6	(3.8)%	(2.7)%
Segment Margin	31.8%	32.7%

Segment Revenues for the three month period ended September 30, 2018 were $298.8 million, a decrease of $2.8 million, or 0.9%, compared to $301.6 million in the same three month period in 2017.  The decrease in Segment Revenues was due to lower volume in other markets of our Energy Segment (3.2% or $9.8 million), the unfavorable impact of foreign currencies (0.9% or $2.7 million), partially offset by higher revenues from upstream energy exposed markets (3.2% or $9.7 million).  The percentage of Segment Revenues derived from aftermarket parts and services was 57.2% in the three month period ended September 30, 2018 compared to 54.7% in the same three month period in 2017.

Segment Adjusted EBITDA for the three month period ended September 30, 2018 was $94.9 million, a decrease of $3.7 million, or 3.8% compared to $98.6 million in the same three month period in 2017.  Segment Adjusted EBITDA Margin decreased 90 basis points to 31.8% from 32.7% in 2017.  The decrease in Segment Adjusted EBITDA was primarily due to lower volume in other markets of our Energy Segment ($5.3 million), the unfavorable impact of foreign currencies ($1.1 million), partially offset by higher revenues from upstream energy exposed markets ($3.5 million).

	For the Nine Month Period Ended September 30,		Percent Change	Constant Currency Percent Change
	2018	2017	2018 vs. 2017	2018 vs. 2017
Segment Revenues	$814.1	$719.4	13.2%	12.2%
Segment Adjusted EBITDA	$242.5	$199.2	21.7%	21.3%
Segment Margin	29.8%	27.7%

Index
Segment Revenues for the nine month period ended September 30, 2018 were $814.1 million, an increase of $94.7 million, or 13.2%, compared to $719.4 million in the same nine month period in 2017.  The increase in Segment Revenues was due to higher revenues from upstream energy exposed markets (12.4% or $89.4 million) and the favorable impact of foreign currencies (0.9% or $6.3 million), partially offset by lower volume in other markets of our Energy Segment (0.1% or $1.0 million).  The percentage of Segment Revenues derived from aftermarket parts and service was 58.5% in the nine month period ended September 30, 2018 compared to 59.9% in the same nine month period in 2017.

Segment Adjusted EBITDA for the nine month period ended September 30, 2018 was $242.5 million, an increase of $43.3 million, or 21.7%, compared to $199.2 million in the same nine month period in 2017.  Segment Adjusted EBITDA Margin increased 210 basis points to 29.8% from 27.7% in 2017.  The increase in Segment Adjusted EBITDA was primarily due to increased revenues from upstream energy exposed markets ($47.5 million) and the favorable impacts of foreign currencies ($0.6 million).

Medical Segment Results

	For the Three Month Period Ended September 30,		Percent Change	Constant Currency Percent Change
	2018	2017	2018 vs. 2017	2018 vs. 2017
Segment Revenues	$70.5	$59.8	17.9%	18.9%
Segment Adjusted EBITDA	$20.5	$16.8	22.0%	23.2%
Segment Margin	29.1%	28.1%

Segment Revenues for the three month period ended September 30, 2018 were $70.5 million, an increase of $10.7 million, or 17.9%, compared to $59.8 million in the same three month period in 2017.  The increase in Segment Revenues was due to higher volume (18.4% or $11.0 million), partially offset by the unfavorable impact of foreign currencies (1.0% or $0.6 million).  The percentage of Segment Revenues derived from aftermarket parts and services was 3.1% in the three month period ended September 30, 2018 compared to 3.3% in the same three month period in 2017.

Segment Adjusted EBITDA for the three month period ended September 30, 2018 was $20.5 million, an increase of $3.7 million, or 22.0%, compared to $16.8 million in the same three month period in 2017.  Segment Adjusted EBITDA Margin increased 100 basis points to 29.1% from 28.1% in 2017.  The increase in Segment Adjusted EBITDA was primarily due to higher volume ($5.9 million), partially offset by the unfavorable impact of foreign currencies ($0.2 million).

	For the Nine Month Period Ended September 30,		Percent Change	Constant Currency Percent Change
	2018	2017	2018 vs. 2017	2018 vs. 2017
Segment Revenues	$197.3	$172.0	14.7%	11.1%
Segment Adjusted EBITDA	$54.4	$46.9	16.0%	11.7%
Segment Margin	27.6%	27.3%

Segment Revenues for the nine month period ended September 30, 2018 were $197.3 million, an increase of $25.3 million, or 14.7%, compared to $172.0 million in the same nine month period in 2017.  The increase in Segment Revenues was due to higher volume (10.5% or $18.1 million) and the favorable impact of foreign currencies (3.6% or $6.2 million).  The percentage of Segment Revenues derived from aftermarket parts and service was 3.4% in the nine month period ended September 30, 2018 compared to 3.8% in the same nine month period in 2017.

Segment Adjusted EBITDA for the nine month period ended September 30, 2018 was $54.4 million, an increase of $7.5 million, or 16.0% compared to $46.9 million in the same nine month period in 2017.  Segment Adjusted EBITDA Margin increased 30 basis points to 27.6% from 27.3% in 2017.  The increase in Segment Adjusted EBITDA was primarily due to higher volume ($9.8 million) and the favorable impact of foreign currencies ($2.0 million).

Liquidity and Capital Resources

Our investment resources include cash generated from operations and borrowings under our Revolving Credit Facility and the Receivables Financing Agreement.

Index
As of September 30, 2018, we had $6.3 million of outstanding letters of credit written against the Revolving Credit Facility and $263.6 million of unused availability.  We also had $27.3 million of letters of credit outstanding against the Receivables Financing Agreement and $81.4 million of unused availability.

See the description of these line-of-credit resources as well as our outstanding debt obligations in Note 8 "Debt" to the Condensed Consolidated Financial Statements.

As of September 30, 2018 and 2017, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.

Liquidity

A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$269.0	$393.3
Short-term borrowings and current maturities of long-term debt	7.9	20.9
Long-term debt	1,747.4	2,019.3
Total debt	$1,755.3	$2,040.2

We can increase the borrowing availability under the Senior Secured Credit Facilities by up to $250.0 million in the form of additional commitments under the Revolving Credit Facility and/or incremental term loans plus an additional amount so long as we do not exceed a specified senior secured leverage ratio.  We can incur additional secured indebtedness under the Term Loan Facilities if certain specified conditions are met under the credit agreement governing the Senior Secured Credit Facilities.  Our liquidity requirements are significant primarily due to debt service requirements.  See Note 8 "Debt" to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

Index
The majority of our cash is in jurisdictions outside of the United States.  However, we believe our U.S. operations will generate sufficient cash flows from operations along with our availability under the Revolving Credit Facility and the Receivables Financing Agreement to satisfy our cash needs in the United States.  As a result of the KKR transaction and the significant increase in our long-term debt balance as of July 30, 2013, at the acquisition date, we modified our assertion concerning the permanent reinvestment of undistributed earnings for non-U.S. subsidiaries in these foreign operations. We intend to repatriate certain foreign earnings for the purpose of servicing our Senior Secured Credit Facilities, which will result in net U.S. tax liabilities as these foreign earnings are distributed.  We have previously asserted that we intend to repatriate about $200.0 million of accumulated earnings and while we currently have sufficient cash flows in the U.S. as of September 30, 2018 we are maintaining that assertion.  We are still evaluating our position from a business perspective in light of the Tax Cuts and Jobs Act and have only adjusted our deferred liability for the impacts of the transitional tax.  Our deferred income tax liability related to unremitted earnings as of September 30, 2018 is $9.1 million which consists mainly of withholding taxes.  There have been no changes to the policy on the taxation of unremitted earnings as a result of changes to the U.S. Tax Law, in accordance with SAB 118, as we are not currently able to reasonably estimate the impact as of the filing of the quarterly report for the periods ended September 30, 2018.

Working Capital

	September 30, 2018	December 31, 2017
Net Working Capital:
Current assets	$1,407.5	$1,463.6
Less: Current liabilities	586.8	561.8
Net working capital	$820.7	$901.8

Operating Working Capital:
Accounts receivable and contract assets	$538.9	$536.3
Plus: Inventories (excluding LIFO)	536.7	481.1
Less: Accounts payable	320.0	269.7
Less: Contract liabilities	90.5	42.7
Operating working capital	$665.1	$705.0

Net working capital decreased $81.1 million to $820.7 million as of September 30, 2018 from $901.8 million as of December 31, 2017.     Operating working capital decreased $39.9 million to $665.1 million as of September 30, 2018 from $705.0 million as of December 31, 2017 due to higher accounts payable and higher contract liabilities, partially offset by higher accounts receivable and contract assets and higher inventories.  During 2018, management has proactively focused on improving working capital performance, specifically for accounts receivable and accounts payable, through the enhancement of centralized processes designed to improve the timing of customer cash collections and to standardize and extend vendor payment terms and pay practices.  Excluding the impact of 2018 acquisitions, these efforts resulted in a decrease in accounts receivable despite increased revenues in the third quarter of 2018 versus the fourth quarter of 2017 and an increase in accounts payable at the quarter ended September 30, 2018 as compared to December 31, 2017.  The increase in contract assets resulted from the adoption of ASC 606 in the first quarter of 2018.  The increase in inventories was primarily due to additions to inventory in anticipation of increased demand for certain products, higher inventory costs related to projects expected to ship later in the year and from the impact of acquisitions in 2018.  The increase in contract liabilities was primarily due to an acquisition in the first quarter of 2018 and the timing of customer milestone payments for in-process engineered to order contracts at the end of the third quarter 2018 compared to the end of the fourth quarter of 2017.

Cash Flows

The following table reflects the major categories of cash flows for the nine month periods ended September 30, 2018 and 2017, respectively.

	For the Nine Month Periods Ended September 30,
	2018	2017
Cash flows - operating activities	$298.3	$83.9
Cash flows - investing activities	(142.6)	(43.1)
Cash flows - financing activities	(272.8)	(8.2)
Free cash flow (1)	266.2	47.5

(1)	See the "Non-GAAP Financial Measures" section included in this Quarterly Report for a reconciliation to the nearest GAAP measure.

Index
Operating Activities

Cash provided by operating activities increased $214.4 million to $298.3 million for the nine month period ended September 30, 2018 from $83.9 million in the same nine month period in 2017, primarily due to higher net income (excluding non-cash charges for stock-based compensation, depreciation and amortization, foreign currency transaction losses, and deferred income taxes) and from cash generated by reduced operating working capital.

Operating working capital generated cash of $33.6 million in the nine month period ended September 30, 2018 compared to using cash of $55.4 million in the same nine month period in 2017.  Changes in accounts receivable and contract assets used cash of $3.9 million in the nine month period ended September 30, 2018 compared to using cash of $65.9 million in the same nine month period in 2017.  Changes in inventory used cash of $44.7 million in the nine month period ended September 30, 2018 compared to using cash of $36.4 million in the nine month period in 2017.  Changes in accounts payable generated cash of $57.2 million in the nine month period ended September 30, 2018 compared to generating cash of $39.8 million in the same nine month period in 2017.  Changes in contract liabilities generated cash of $25.0 million in the nine month period ended September 30, 2018 compared to generating cash of $7.1 million in the same nine month period in 2017.

Investing Activities

Cash used in investing activities included capital expenditures of $32.1 million and $36.4 million for the nine month periods ended September 30, 2018 and 2017, respectively.  We currently expect capital expenditures to total approximately $50.0 million to $60.0 million for the full year in 2018.  Cash paid in business combinations for the nine month periods ended September 30, 2018 and 2017 were $113.6 million and $18.8 million, respectively.  Proceeds from the termination of derivatives for the nine month period ended September 30, 2017 was $6.2 million.  Net proceeds from the disposals of property, plant and equipment were $3.1 million and $5.9 million for the nine month periods ended September 30, 2018 and 2017, respectively.

Financing Activities

Cash used in financing activities of $272.8 million for the nine month period ended September 30, 2018 reflects repayments of long-term borrowings of $262.4 million and purchases of treasury stock of $16.7 million, partially offset by proceeds from stock option exercises of $6.3 million.  Cash used in financing activities of $8.2 million for the nine month period ended September 30, 2017 reflects a premium paid on the extinguishment of senior notes of $29.7 million, purchases of treasury stock of $2.6 million, purchases of shares of noncontrolling interests of $5.2 million, the payment of debt issuance costs of $2.9 million, and net repayments of long-term borrowings of $861.5 million, partially offset by proceeds from the issuance of common stock, net of share issuance costs of $893.3 million.

Free Cash Flow

Free cash flow increased $218.7 million to $266.2 million in the nine month period ended September 30, 2018 from $47.5 million in the same nine month period in 2017 due to increased cash provided by operating activities of $214.4 million and a decrease in capital expenditures of $4.3 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are materially likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

Management has evaluated the accounting estimates used in the preparation of the Company's condensed consolidated financial statements and related notes and believe those estimates to be reasonable and appropriate. Certain of these accounting estimates require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate.  Besides the critical accounting estimates related to ASC 606 documented herein, the most significant areas involving management judgments and estimates may be found in the section "Critical Accounting Estimates" of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 1 "Summary of Significant Accounting Policies" of "Item 8. Financial Statements and Supplementary Data" included in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

Index
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

Environmental Matters

Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 18 "Contingencies" of the Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended December 31, 2017.  We believe that as of September 30, 2018, there have been no material changes to this information.

Recent Accounting Pronouncements

The information set forth in Note 1 "Condensed Consolidated Financial Statements" to our Condensed Consolidated Financial Statements under Part I, Item 1, "Financial Statements" under the heading "Recently Issued Accounting Pronouncements" is incorporated herein by reference.

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

In addition, we are exposed to foreign currency risks that arise from our global business operations. Changes in foreign currency exchange rates affect the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a subsidiary's functional currency. While future changes in foreign currency exchange rates are difficult to predict, our revenues and earnings may be adversely affected if the U.S. dollar further strengthens.

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

Index
As of September 30, 2018, there have been no material changes to our market risk assessment previously disclosed in the annual report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission ("SEC") rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The information set forth in Note 14 "Contingencies" to our Condensed Consolidated Financial Statements under Part I Item 1 "Financial Statements," is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

As of September 30, 2018, there have been no material changes to our risk factors in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

Index
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Information on our purchases of equity securities during the third quarter ended September 30, 2018 is as follows.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
Month #1 (July 1, 2018 to July 31, 2018)	-	$-	-	$-
Month #2 (August 1, 2018 to August 31, 2018)	-	-	-	250.0
Month #3 (September 1, 2018 to September 30, 2018)	223,911	24.86	223,911	244.4

On August 1, 2018, the Board of Directors of Gardner Denver authorized a $250.0 million share repurchase program which expires on July 31, 2020.  As of September 30, 2018, we had approximately $244.4 million remaining for future share repurchases under this program.

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

Exhibit No.	Description

10.1	Employment Contract, dated September 11, 2018 between Gardner Denver Deutschland GmbH and Enrique Miñarro Viseras (furnished herewith)

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2018	GARDNER DENVER HOLDINGS, INC.

	By:	/s/ Philip T. Herndon
Name: Philip T. Herndon
Vice President and Chief Financial Officer
(Principal Financial Officer)