Form 10-K
period 2018-12-31
GARDNER DENVER HOLDINGS, INC.
filed 2019-02-27
CIK 1699150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 29, 2018 was approximately $3,155.6 million based on the closing price of such Common Stock on the New York Stock Exchange on such date.

The registrant had outstanding 198,884,808 shares of Common Stock, par value $0.01 per share, as of February 20, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K (this “Form 10-K”) may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-K, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends and other information, may be forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should,” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates, and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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

Gardner Denver Holdings, Inc. is a holding company whose operating subsidiaries are Gardner Denver, Inc. (“GDI”) and certain of GDI’s subsidiaries. The holding company and its consolidated subsidiaries are collectively referred to in this Annual Report as “we,” “us,” “our,” “ourselves,” “Company,” or “Gardner Denver.”

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

These attributes, along with over 155 years of engineering heritage, generate strong brand loyalty for our products and foster long-standing customer relationships, which we believe have resulted in leading market positions within each of our operating segments. We have sales in more than 175 countries and our diverse customer base utilizes our products across a wide array of end-markets, including industrial manufacturing, energy (with particular exposure to the North American upstream land-based market), transportation, medical and laboratory sciences, food and beverage packaging and chemical processing.

Our products and services are critical to the processes and systems in which they are utilized, which are often complex and function in harsh conditions where the cost of failure or downtime is high. However, our products typically represent only a small portion of the costs of the overall systems or functions that they support. As a result, our customers place a high value on our application expertise, product reliability and the responsiveness of our service. To support our customers and market presence, we maintain significant global scale with 41 key manufacturing facilities, more than 30 complementary service and repair centers across six continents and approximately 6,700 employees worldwide as of December 31, 2018.

The process-critical nature of our product applications, coupled with the standard wear and tear replacement cycles associated with the usage of our products, generates opportunities to support customers with our broad portfolio of aftermarket parts, consumables and services. Customers place a high value on minimizing any time their operations are offline. As a result, the availability of replacement parts, consumables and our repair and support services are key components of our value proposition. Our large installed base of products provides a recurring revenue stream through our aftermarket parts, consumables and services offerings. As a result, our aftermarket revenue is significant, representing 39% of total Company revenue and approximately 43% of our combined Industrials and Energy segments’ revenue in 2018.

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

We offer one of the broadest portfolios of compression, vacuum and blower technology in our markets which we believe, alongside our geographic footprint, allows us to provide differentiated service to our customers globally and maintain leading positions in many of our end-markets. Our compression products cover the full range of technologies, including rotary screw, reciprocating piston, scroll, rotary vane and centrifugal compressors. Our vacuum products and blowers also cover the full technology spectrum; vacuum technologies include side channel, liquid ring, claw vacuum, screw, turbo and rotary vane vacuum pumps among others, while blower technologies include rotary lobe blowers, screw, claw and vane, side channel and radial blowers. The breadth and depth of our product offering creates incremental business opportunities by allowing us to cross-sell our full product portfolio and uniquely address customers’ needs in one complete solution.

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

Our positive displacement pumps are fit-for-purpose to meet the demands and challenges of modern unconventional drilling and hydraulic fracturing activity, particularly in the major basins and shale plays in the North American land market. Our positive displacement pump offering includes mission-critical oil and gas drilling pumps, frac pumps and well servicing pumps, in addition to sales of associated consumables used in the operation of our pumps and aftermarket parts, consumables and services. The products we sell into upstream energy applications are highly aftermarket-intensive, and so we support these products in the field with one of the industry’s most comprehensive service networks, which encompasses locations across all major basins and shale plays in the North American land market. This service network is critical to serving our customers and, by supporting them in the field, to generating demand for new original equipment sales and aftermarket parts, consumables, service and repair sales which in aggregate are often multiples of the cost of the original equipment.

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

Medical

We design, manufacture and market a broad range of highly specialized gas, liquid and precision syringe pumps and compressors that are specified by medical and laboratory equipment suppliers and integrated into their final equipment for use in applications, such as oxygen therapy, blood dialysis, patient monitoring, laboratory sterilization and wound treatment, among others. We offer a comprehensive product portfolio across a breadth of technologies to address the medical and laboratory sciences pump and fluid handling industry, as well as a range of end-use vacuum products for laboratory science applications. Our product performance, quality and long-term reliability are often mission-critical in healthcare applications. We are one of the largest product suppliers in the medical markets we serve and have long-standing customer relationships with industry-leading medical and laboratory equipment providers. Additionally, many of our Medical segment gas and liquid pumps are also used in other technology applications beyond the medical and laboratory sciences. Within our Medical segment, we primarily sell through the Thomas brand, as well as other leading brand names.

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

Our gas pumps are used for a wide range of applications, such as aspirators, blood analyzers, blood pressure monitors, compression therapy, dental carts, dialysis machines, gas monitors and ventilators. Gas pumps transfer and compress gases and generate vacuum to enable precise flow conditions. Our liquid pump products are primarily used to meter and transfer both neutral and chemically aggressive fluids and our automated liquid handling products, which includes syringe pumps, systems and accessories that are integrated into large scale automated liquid handling systems primarily for clinical, pharmaceutical and environmental analyses.

Our products are also used in the laboratory vacuum equipment space which includes end-use chemically resistant devices used in research and commercial laboratories.

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

Competition

Industrials

The industrial end-markets we serve are competitive, with an increasing focus on product quality, performance, energy efficiency, customer service and local presence. Although there are several large manufacturers of compression, vacuum and blower products, the marketplace for these products remains highly fragmented due to the wide variety of product technologies, applications and selling channels. Our principal competitors in sales of compression, vacuum and blower products in our Industrials segment include Atlas Copco AB, Ingersoll-Rand PLC, Colfax Corp., Flowserve Corporation, IDEX Corporation and Kaeser Compressors, Inc.

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

We have established strong and long-standing customer relationships with numerous industry leaders. We sell our products directly to end-use customers and to certain OEMs, and indirectly through independent distributors and sales representatives. Our Energy and Medical products are primarily sold directly to end-use customers and OEMs, while approximately 50% of our Industrials sales in 2018 were fulfilled through independent distributors and sales representatives.

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

Our customer base is diverse, and we did not have any customers that individually provided more than 4% of 2018 consolidated revenues.

Patents, Trademarks, and Other Intellectual Property

We rely on a combination of intellectual property rights, including patents, trademarks, copyrights, trade secrets and contractual provisions to protect our intellectual property. While in the aggregate our more than 610 patents and our trademarks are of considerable importance to the manufacture and marketing of many of our products, we believe that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees than on any individual patent or trademark, and therefore we do not consider any single patent or trademark, group of patents or trademarks, copyright or trade secret to be material to our business as a whole, except for the Gardner Denver trademark. We have registered our trademarks in the countries we deem necessary or in our best interest. We also rely upon trade secret protection for our confidential and proprietary information and techniques, and we routinely enter into confidentiality agreements with our employees as well as our suppliers and other third parties receiving such information.

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

Employees

As of December 31, 2018, we had approximately 6,700 employees of which approximately 2,100 are located in the United States. Of those employees located outside of the United States, a significant portion are represented by works councils and labor unions, and of those employees located in the United States, approximately 200 are represented by labor unions. We believe that our current relations with employees are satisfactory.

Environmental Matters

We are subject to numerous federal, state, local and foreign laws and regulations relating to the storage, handling, emission and disposal of materials and discharge of materials into the environment. We believe that our existing environmental control procedures are adequate and we have no current plans for substantial capital expenditures in this area. We have an environmental policy that confirms our commitment to a clean environment and compliance with environmental laws. We have an active environmental management program aimed at complying with existing environmental regulations and reducing the generation of pollutants in the manufacturing processes. We are also subject to laws concerning the cleanup of hazardous substances and wastes, such as the U.S. federal “Superfund” and similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. We have been identified as a potentially responsible party with respect to several sites designated for cleanup under the “Superfund” or similar state laws. See “Item 3. Legal Proceedings.”

Corporate History

Gardner Denver Holdings, Inc. was incorporated in Delaware on March 1, 2013. Through our predecessors, Gardner Denver was founded in Quincy, Illinois in 1859. From August 1943 until we were acquired by an affiliate of Kohlberg, Kravis and Roberts & Co. L.P. (“KKR”) on July 30, 2013 (the “KKR Transaction”), we operated as a public company. We returned to being a public company when we completed our initial public offering in May 2017. Our common stock is listed on the New York Stock Exchange under the symbol “GDI” and our principal executive offices are located at 222 East Erie Street, Suite 500, Milwaukee, Wisconsin 53202.

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

For the year ended December 31, 2018, approximately 56% of our revenues were from customers in countries outside of the United States. We have manufacturing facilities in Germany, the United Kingdom, China, Finland, Italy, India and other countries. We intend to continue to expand our international operations to the extent that suitable opportunities become available. Non-U.S. operations and United States export sales could be adversely affected as a result of: political or economic instability in certain countries; differences in foreign laws, including increased difficulties in protecting intellectual property and uncertainty in enforcement of contract rights; credit risks; currency fluctuations, in particular, changes in currency exchange rates between the U.S. dollar, Euro, British Pound and the Chinese Renminbi; exchange controls; changes in and uncertainties with respect to tariffs and; import/export trade restrictions (including changes in United States trade policy toward other countries, such as the imposition of tariffs and the resulting consequences), as well as other changes in political policy in the United States, China, the U.K. and certain European countries (including the impacts of the U.K.’s national referendum resulting in an election to withdraw from the European Union); royalty and tax increases; nationalization of private enterprises; civil unrest and protests, strikes, acts of terrorism, war or other armed conflict; shipping products during times of crisis or war; and other factors inherent in foreign operations.

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

Generally, when worldwide demand or our customers’ expectations of future prices for these commodities are depressed, the demand for our products used in drilling and recovery applications is reduced. Other factors, including availability of quality drilling prospects, exploration success, relative production costs and political and regulatory environments are also expected to affect the demand for our products. Worldwide military, political and economic events have in the past contributed to oil and gas price volatility and are likely to do so in the future. A change in economic conditions also puts pressure on our receivables and collections.

Accordingly, our operating results for any particular period are not necessarily indicative of the operating results for any future period as the markets for our products have historically experienced volatility. In particular, orders in the Energy segment have historically corresponded to demand for oil and gas and petrochemical products and have been influenced by prices and inventory levels for oil and natural gas, rig count, number of wells those rigs drill annually, the amount of hydraulic fracturing horsepower required on average to fracture each well and other economic factors which we cannot reasonably predict. The Energy segment generated approximately 42% of our consolidated revenues for the year ended December 31, 2018.

Our results of operations are subject to exchange rate and other currency risks. A significant movement in exchange rates could adversely impact our results of operations and cash flows.

We conduct our business in many different currencies. A significant portion of our revenue, approximately 52% for the year ended December 31, 2018, is denominated in currencies other than the U.S. dollar. Accordingly, currency exchange rates, and in particular unfavorable movement in the exchange rates between U.S. dollars and Euros, British Pounds and Chinese Renminbi, affect our operating results. The effects of exchange rate fluctuations on our future operating results are unpredictable because of the number of currencies in which we do business and the potential volatility of exchange rates. We are also subject to the risks of currency controls and devaluations. Although historically not significant, if currency controls were enacted in countries where the Company generates significant cash balances, these controls may limit our ability to convert currencies into U.S. dollars or other currencies, as needed, or to pay dividends or make other payments from funds held by subsidiaries in the countries imposing such controls, which could adversely affect our liquidity. Currency devaluations could also negatively affect our operating margins and cash flows.

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

For example, although hydraulic fracturing currently is generally exempt from regulation under the U.S. Safe Drinking Water Act’s (“SDWA”) Underground Injection Control program and is typically regulated by state oil and natural gas commissions or similar agencies, several federal agencies have asserted regulatory authority over certain aspects of the process. These include, among others, a number of regulations issued and other steps taken by the U.S. Environmental Protection Agency (“EPA”) over the last five years, including its New Source Performance Standards issued in 2012, its June 2016 rules establishing new emissions standards for methane and additional standards for volatile organic compounds from certain new, modified and reconstructed equipment and processes in the oil and natural gas source category and its June 2016 rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants; and the federal Bureau of Land Management (“BLM”) rule in March 2015 that established new or more stringent standards relating to hydraulic fracturing on federal and American Indian lands (which was the subject of litigation and which the BLM rescinded in December 2017). While the EPA in the Trump administration and the Trump administration more generally have indicated their interest in scaling back or rescinding regulations that inhibit the development of the U.S. oil and gas industry and have taken steps to do so, it is difficult to predict the extent to which such policies will be implemented or the outcome of litigation challenging such implementation, such as the suit the State of California’s attorney general filed in January 2018 challenging the BLM’s rescission of its March 2015 rule referred to above; in July 2018, the federal district judge in the Northern District of California, where the suit was filed, denied motions by the BLM and several petroleum industry groups to transfer the challenge to Wyoming.

Moreover, some states and local governments have adopted, and other governmental entities are considering adopting, regulations that could impose more stringent requirements on hydraulic fracturing operations. For example, Texas, Colorado and North Dakota among others have adopted regulations that impose new or more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. States could also elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York in 2015. Local land use restrictions, such as city ordinances, may restrict drilling in general and hydraulic fracturing in particular. Some state and federal regulatory agencies have also recently focused on a connection between the operation of injection wells used for oil and natural gas waste disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity. In March 2016, the United States Geological Survey identified six states with the most significant hazards from induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico and Arkansas. In light of these concerns, some state regulatory agencies have modified their regulations or issued orders to address induced seismicity. For example, in December 2016, the Oklahoma Corporation Commission’s Oil and Gas Conservation Division (the “OCC Division”) and the Oklahoma Geologic Survey released well completion seismicity guidance, which requires operators to take certain prescriptive actions, including mitigation, following anomalous seismic activity within 1.25 miles of hydraulic fracturing operations. In February 2017, the OCC Division issued an order limiting future increases in the volume of oil and natural gas wastewater injected into the ground in an effort to reduce earthquakes in the state, and it announced further requirements (involving seismic monitoring) in February 2018. Ongoing lawsuits have also alleged that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. Increased regulation and attention given to induced seismicity could lead to greater opposition to, and litigation concerning, oil and natural gas activities utilizing hydraulic fracturing or injection wells for waste disposal. The adoption of more stringent regulations regarding hydraulic fracturing and the outcome of litigation over hydraulic fracturing could adversely affect some of our customers and their demand for our products, which could have a material adverse effect on our business, results of operations and financial condition.

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

We continually seek ways to simplify or improve processes, eliminate excess capacity and reduce costs in all areas of our operations, which from time to time includes restructuring activities. We have implemented significant restructuring activities across our global manufacturing, sales and distribution footprint, which include workforce reductions and facility consolidations. From 2015 to 2017, we incurred restructuring charges of approximately $48.0 million across our segments. In 2018, we incurred restructuring charges of $12.7 million. Costs of future initiatives may be material and the savings associated with them are subject to a variety of risks, including our inability to effectively eliminate duplicative back office overhead and overlapping sales personnel, rationalize manufacturing capacity, synchronize information technology systems, consolidate warehousing and distribution facilities and shift production to more economical facilities. As a result, the contemplated costs to effect these initiatives may materially exceed estimates. The initiatives we are contemplating may require consultation with various employees, labor representatives or regulators, and such consultations may influence the timing, costs and extent of expected savings and may result in the loss of skilled employees in connection with the initiatives.

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

Our success depends on our executive management and other key personnel and our ability to attract and retain top talent throughout the Company.

Our future success depends to a significant degree on the skills, experience and efforts of our executive management and other key personnel and their ability to provide us with uninterrupted leadership and direction. The failure to retain our executive officers and other key personnel or a failure to provide adequate succession plans could have an adverse impact. Our future success also depends on our ability to attract, retain and develop qualified personnel at all levels of the organization. The availability of highly qualified talent is limited in a number of the jurisdictions in which we operated, and the competition for talent is robust. A failure to attract, retain and develop new qualified personnel throughout the organization could have an adverse effect on our operations and implementation of our strategic plan.

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

Changes in tax or other laws, regulations, or adverse determinations by taxing or other governmental authorities could increase our effective tax rate and cash taxes paid or otherwise affect our financial condition or operating results.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected 2017 and 2018, including, but not limited to (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years and (2) bonus depreciation that will allow for full expensing of qualified property. The Tax Act also established new tax laws that significantly affected 2018 and 2017.

While we monitor proposals and other developments that would materially impact our tax burden and/or effective tax rate and investigate our options, we could still be subject to increased taxation on a going forward basis no matter what action we undertake if certain legislative proposals or regulatory changes are enacted, certain tax treaties are amended and/or our interpretation of applicable tax or other laws is challenged and determined to be incorrect. The inability to realize any anticipated tax benefits related to our operations and corporate structure could have a material adverse impact on our results of operations, financial condition and cash flows. See Note 1 “Summary of Significant Accounting Policies” and Note 15 “Income Taxes” to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information related to our accounting for income tax matters.

The inability to realize any anticipated tax benefits related to our operations and corporate structure could have a material adverse impact on our results of operations, financial condition and cash flows. Further, the specific future impacts of the Tax Act on holders of our common shares are uncertain and could in certain instances be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.

A significant portion of our assets consists of goodwill and other intangible assets, the value of which may be reduced if we determine that those assets are impaired.

As a result of the KKR Transaction, we applied the acquisition method of accounting and established a new basis of accounting on July 30, 2013. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible and identifiable intangible assets acquired, liabilities assumed and any non-controlling interest. Intangible assets, including goodwill, are assigned to our reporting units based upon their fair value at the time of acquisition. In accordance with GAAP, goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred. In 2017, we recorded an impairment charge related to other intangible assets of $1.6 million primarily within the Industrials segment. In 2016, we recorded an impairment charge related to other intangible assets of $25.3 million primarily within the Industrials segment. As of December 31, 2018, the net carrying value of goodwill and other intangible assets, net represented $2,657.9 million, or 59%, of our total assets. A future impairment, if any, could have a material adverse effect to our consolidated financial position or results of operations. See Note 8 “Goodwill and Other Intangible Assets” to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information related to impairment testing for goodwill and other intangible assets and the associated charges taken.

Our business could suffer if we experience employee work stoppages, union and work council campaigns or other labor difficulties.

As of December 31, 2018, we had approximately 6,700 employees of which approximately 2,100 were located in the United States. Of those employees located outside of the United States, a significant portion are represented by works councils and labor unions, and of those employees located in the United States, approximately 200 are represented by labor unions. Although we believe that our relations with employees are satisfactory and have not experienced any material work stoppages, work stoppages have occurred, and may in the future occur, and we may not be successful in negotiating new collective bargaining agreements. In addition, negotiations with our union employees may (1) result in significant increases in our cost of labor, (2) divert management’s attention away from operating our business or (3) break down and result in the disruption of our operations. The occurrence of any of the preceding conditions could impair our ability to manufacture our products and result in increased costs and/or decreased operating results.

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

We have both funded and unfunded pension and other postretirement benefit plans worldwide. As of December 31, 2018, our projected benefit obligations under our pension and other postretirement benefit plans exceeded the fair value of plan assets by an aggregate of approximately $96.9 million (“unfunded status”), compared to $97.2 million as of December 31, 2017. Estimates for the amount and timing of the future funding obligations of these benefit plans are based on various assumptions. These assumptions include discount rates, rates of compensation increases, expected long-term rates of return on plan assets and expected healthcare cost trend rates. If our assumptions prove incorrect, our funding obligations may increase, which may have a material adverse effect on our financial results.

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

We have a significant amount of indebtedness. As of December 31, 2018, we had total indebtedness of $1,672.1 million, and we had availability under the Revolving Credit Facility and the Receivables Financing Agreement of $263.4 million and $83.3 million, respectively. Our high level of debt could have important consequences, including: making it more difficult for us to satisfy our obligations with respect to our debt; limiting our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions, or other general corporate requirements; requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions and other general corporate purposes; increasing our vulnerability to adverse changes in general economic, industry and competitive conditions; exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Senior Secured Credit Facilities, are at variable rates of interest; limiting our flexibility in planning for and reacting to changes in the industries in which we compete; placing us at a disadvantage compared to other, less leveraged competitors; increasing our cost of borrowing; and hampering our ability to execute on our growth strategy. For a complete description of the Company’s credit facilities and definitions of capitalized terms used in this section, see Note 10 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K.

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

We have entered into pay-fixed interest rate swaps instruments to limit our exposure to changes in variable interest rates. Such instruments will result in economic losses should interest rates not rise above the pay-fixed interest rate in the derivative contracts. We will be exposed to credit-related losses which could impact the results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the credit worthiness or non-performance by the counterparties to the interest rate swaps. See Note 17 “Hedging Activities, Derivative Instruments and Credit Risk” to our audited consolidated financial statements included elsewhere in this Form 10-K.

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

	Type of Significant Property
	Manufacturing	Warehouse	Other(2)	Total
Industrials
Americas	7	1	0	8
EMEA	10	1	16	27
APAC	1	1	8	10
Industrials Total	18	3	24	45

Energy
Americas	8	3	8	19
EMEA	5	0	2	7
APAC	2	0	2	4
Energy Total	15	3	12	30

Medical
Americas	3	0	0	3
EMEA	4	0	1	5
APAC	1	0	0	1
Medical Total	8	0	1	9

Total (All Segments)
Americas	18	4	8	30
EMEA	19	1	19	39
APAC	4	1	10	15
Company Total(1)	41	6	37	84
(1)	Two facilities are shared between our segments and each is counted once, in the Industrials segment, to avoid double counting.
(2)	Other facilities includes service centers and sales offices.

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

We believe that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity, based on: our anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the Products described above; our opinion, based on our experience to date, that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which we otherwise bear responsibility; various potential defenses available to us with respect to such matters; and our prior disposition of comparable matters. However, inherent uncertainties of litigation and future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case (discussed below), or other inability to collect from our historical insurers or indemnitors, could cause a different outcome. While the outcome of legal proceedings is inherently uncertain, based on presently known facts, experience and circumstances, we believe that the amounts accrued on our Consolidated Balance Sheets are adequate and that the liabilities arising from the asbestos and silica-related personal injury lawsuits will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. We have accrued liabilities and other liabilities on our consolidated balance sheet to include a total litigation reserve of $105.8 million and $105.6 million as of December 31, 2018 and December 31, 2017 respectively, with respect to potential liability arising from our asbestos-related litigation. Asbestos-related defense costs are excluded from the asbestos claims liability and are recorded separately as an operating expense as services are incurred. We currently expect to continue to incur significant asbestos-related defense costs. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the our consolidated financial position, results of operation or liquidity, and defense costs may be material. However, at this time, based on presently available information, we view this possibility as remote.

We have entered into a series of agreements with certain of our or our predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against us. We have also pursued litigation against certain insurers or indemnitors where necessary. We have an insurance recovery receivable for probable asbestos related recoveries of approximately $103.0 million and $100.4 million as of December 31, 2018 and December 31, 2017 which was included in “Other assets” on the Consolidated Balance Sheets included elsewhere in this Form 10-K. During the year ended December 31, 2018, we received asbestos related insurance recoveries of $14.4 million, of which $6.2 million related to the recovery of indemnity payments, and was recorded as a reduction of the insurance recovery receivable in “Other assets” on the Consolidated Balance Sheets included elsewhere in this Form 10-K, and $8.2 million related to the reimbursement of previously expensed legal defense costs and was recorded as a reduction of “Selling and administrative expenses” in the Consolidated Statements of Operations included elsewhere in this Form 10-K.

The largest such recent action, Gardner Denver, Inc. v. Certain Underwriters at Lloyd’s, London, et al., was filed on July 9, 2010, in the Eighth Judicial Circuit, Adams County, Illinois, as case number 10-L-48 (the “Adams County Case”). In the lawsuit, we seek, among other things, to require certain excess insurer defendants to honor their insurance policy obligations to us, including payment in whole or in part of the costs associated with the asbestos-related lawsuits filed against us. In October 2011, we reached a settlement with one of the insurer defendants, which had issued both primary and excess policies, for approximately the amount of such defendant’s policies which were subject to the lawsuit. Since then, the case has been proceeding through the discovery and motions process with the remaining insurer defendants. On January 29, 2016, we prevailed on the first phase of that discovery and motions process (“Phase I”). Specifically, the Court in the Adams County Case ruled that we have rights under all of the policies in the case, subject to their terms and conditions, even though the policies were sold to our former owners rather than to us. On June 9, 2016, the Court denied a motion by several of the insurers who sought permission to appeal the Phase I ruling now rather than waiting until the end of the whole case as is normally required. The case is now proceeding through the discovery and motions process regarding the remaining issues in dispute (“Phase II”).

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

Environmental Liabilities

We have been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under U.S. federal “Superfund” or similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. Persons potentially liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although these laws impose joint and several liability on PRPs, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Based on currently available information, we are only a small contributor to these waste sites, and we have, or are attempting to negotiate, de minimis settlements for our cleanup. The cleanup of the remaining sites is substantially complete and our future obligations entail a share of the sites’ ongoing operating and maintenance expense. We are also addressing four on-site cleanups for which we are the primary responsible party. Three of these cleanup sites are in the operation and maintenance stage and one is in the implementation stage.

We have an accrued liability on our consolidated balance sheet of $6.9 million and $7.5 million as of December 31, 2018 and December 31, 2017, respectively, to the extent costs are known or can be reasonably estimated for our remaining financial obligations for the environmental matters discussed above and which does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, we do not anticipate any material adverse effect on our results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock, $0.01 par value per share, trades on the New York Stock Exchange (“NYSE”) under the symbol “GDI.” As of January 31, 2019, there were 196 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers, and other financial institutions.

Dividend Policy

We did not declare or pay dividends to the holders of our common stock in the years ended December 31, 2018 and 2017. We do not intend to pay cash dividends on our common stock in the foreseeable future. We may, in the future, decide to pay dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions contained in current or future financing instruments and other factors that our board of directors deem relevant.

Company Purchases

The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended December 31, 2018.

2018 Fourth Quarter Months	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1, 2018 - October 31, 2018	857,901	$24.48	846,248	223,741,609
November 1, 2018 - November 30, 2018	—	$—	—	223,741,609
December 1, 2018 - December 31, 2018	133,019	$22.44	133,019	220,756,556
(1)	All of the shares purchased during the quarter ended December 31, 2018 were acquired pursuant to the repurchase program described in (3) below, except for 11,653 shares that were repurchased during the period from October 1, 2018 through October 31, 2018 in connection with net exercises of stock options.
(2)	The average price paid per share includes brokerage commissions.
(3)	On August 1, 2018, the Company announced that our Board of Directors had approved a share repurchase program which authorized the repurchase of up to $250.0 million of the Company’s outstanding common stock over the next two years, effective August 1, 2018 until and including July 31, 2020. For a further description of the share repurchase program, see Note 24 “Share Repurchase Program” to our audited consolidated financial statements included elsewhere in this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below is our selected consolidated financial data as of the dates and for the periods indicated. The selected consolidated financial data as of December 31, 2018 and 2017 and for the fiscal years ended December 31, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements and related notes to our audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated financial data as of December 31, 2016, 2015 and 2014 have been derived from our consolidated financial statements and related notes to our consolidated financial statements not included in this Form 10-K.

The selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

(in millions, except per share amounts)	Year Ended December 31, 2018	Year Ended December 31, 2017(1)	Year Ended December 31, 2016(1)	Year Ended December 31, 2015(1)	Year Ended December 31, 2014(1)
Consolidated Statements of Operations:
Revenues	$2,689.8	$2,375.4	$1,939.4	$2,126.9	$2,570.0
Cost of sales	1,677.3	1,477.5	1,222.7	1,347.8	1,633.2
Gross profit	1,012.5	897.9	716.7	779.1	936.8
Selling and administrative expenses	434.6	446.2	415.1	431.0	478.9
Amortization of intangible assets	125.8	118.9	124.2	115.4	113.3
Impairment of goodwill	—	—	—	343.3	220.6
Impairment of other intangible assets	—	1.6	25.3	78.1	14.4
Other operating expense, net	9.1	222.1	48.6	20.7	64.3
Operating income (loss)	443.0	109.1	103.5	(209.4)	45.3
Interest expense	99.6	140.7	170.3	162.9	164.4
Loss on extinguishment of debt	1.1	84.5	—	—	—
Other income, net	(7.2)	(3.4)	(3.6)	(5.6)	(6.2)
Income (loss) before income taxes	349.5	(112.7)	(63.2)	(366.7)	(112.9)
Provision (benefit) for income taxes	80.1	(131.2)	(31.9)	(14.7)	23.0
Net income (loss)	269.4	18.5	(31.3)	(352.0)	(135.9)
Less: Net income (loss) attributable to noncontrolling interest	—	0.1	5.3	(0.8)	(0.9)
Net income (loss) attributable to Gardner Denver Holdings, Inc.	$269.4	$18.4	$(36.6)	$(351.2)	$(135.0)

Earnings (loss) per share, basic	$1.34	$0.10	$(0.25)	$(2.35)	$(0.91)
Earnings (loss) per share, diluted	$1.29	$0.10	$(0.25)	$(2.35)	$(0.91)
Weighted average shares, basic	201.6	182.2	149.2	149.6	148.9
Weighted average shares, diluted	209.1	188.4	149.2	149.6	148.9

Statement of Cash Flow Data:
Cash flows - operating activities	$444.5	$200.5	$165.6	$172.1	$141.8
Cash flows - investing activities	(235.0)	(60.8)	(82.1)	(84.0)	(155.4)
Cash flows - financing activities	(373.0)	(17.4)	(43.0)	(35.0)	(3.7)

Balance Sheet Data (at period end):
Cash and cash equivalents	$221.2	$393.3	$255.8	$228.3	$184.2
Total assets	4,487.1	4,621.2	4,316.0	4,462.0	5,107.1
Total liabilities	2,811.1	3,144.4	4,044.2	4,056.5	4,218.5
Total stockholders’ equity	1,676.0	1,476.8	271.8	405.5	888.6

(in millions, except per share amounts)	Year Ended December 31, 2018	Year Ended December 31, 2017(1)	Year Ended December 31, 2016(1)	Year Ended December 31, 2015(1)	Year Ended December 31, 2014(1)
Other Financial Data (unaudited):
Adjusted EBITDA(2)	$681.8	$561.5	$400.7	$418.9
Adjusted net income(2)	394.7	249.3	133.6	128.1
Capital expenditures	52.2	56.8	74.4	71.0
Free cash flow(2)	392.3	143.7	91.2	101.1
(1)	In the first quarter of fiscal year 2018, we adopted the provisions of ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The reclassification of other components of net periodic benefit cost for the years ended December 31, 2017 and 2016 as a result of the adoption of ASU 2017-07 is detailed in Note 2 “New Accounting Standards” to our audited consolidated financial statements included elsewhere in this Form 10-K. For the years ended December 31, 2015 and 2014, we reclassified $4.0 million and $2.9 million of income, respectively, from “Selling and administrative expenses” to “Other income, net.”
(2)	We report our financial results in accordance with GAAP. To supplement this information, we also use the following measures in this Form 10-K: “Adjusted EBITDA,” “Adjusted Net Income” and “Free Cash Flow.” Management believes that Adjusted EBITDA and Adjusted Net Income are helpful supplemental measures to assist us and investors in evaluating our operating results as they exclude certain items whose fluctuation from period to period do not necessarily correspond to changes in the operations of our business. Adjusted EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, as further adjusted to exclude certain non-cash, non-recurring and other adjustment items. We believe that the adjustments applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about non-recurring items that we do not expect to continue at the same level in the future. Adjusted Net Income is defined as net income (loss) including interest, depreciation and amortization of non-acquisition related intangible assets and excluding other items used to calculate Adjusted EBITDA and further adjusted for the tax effect of these exclusions. We use Free Cash Flow to review the liquidity of our operations. We measure Free Cash Flow as cash flows from operating activities less capital expenditures. We believe Free Cash Flow is a useful supplemental financial measure for us and investors in assessing our ability to pursue business opportunities and investments and to service our debt. Free Cash Flow is not a measure of our liquidity under GAAP and should not be considered as an alternative to cash flows from operating activities.

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

	Year Ended December 31,
	2018	2017	2016
Net Income (Loss)	$269.4	$18.5	$(31.3)
Plus:
Interest expense	99.6	140.7	170.3
Provision (benefit) for income taxes	80.1	(131.2)	(31.9)
Depreciation expense	54.6	54.9	48.5
Amortization expense(a)	125.8	118.9	124.2
Impairment of other intangible assets(b)	—	1.6	25.3
KKR fees and expenses(c)	—	17.3	4.8
Restructuring and related business transformation costs(d)	38.8	24.7	78.7
Acquisition related expenses and non-cash charges(e)	16.7	4.1	4.3
Environmental remediation loss reserve(f)	—	0.9	5.6
Expenses related to public stock offerings(g)	2.9	4.1	—
Establish public company financial reporting compliance(h)	4.3	8.1	0.2
Stock-based compensation(i)	(2.3)	194.2	—
Loss on extinguishment of debt(j)	1.1	84.5	—
Foreign currency transaction (gains) losses, net	(1.9)	9.3	(5.9)
Shareholder litigation settlement recoveries(k)	(9.5)	—	—
Other adjustments(l)	2.2	10.9	7.9
Adjusted EBITDA	$681.8	$561.5	$400.7
Minus:
Interest expense	$99.6	$140.7	$170.3
Income tax provision, as adjusted(m)	119.0	105.4	34.7
Depreciation expense	54.6	54.9	48.5
Amortization of non-acquisition related intangible assets	13.9	11.2	13.6
Adjusted Net Income	$394.7	$249.3	$133.6
Free Cash Flow
Cash flows - operating activities	$444.5	$200.5	$165.6
Minus:
Capital expenditures	52.2	56.8	74.4
Free Cash Flow	$392.3	$143.7	$91.2
(a)	Represents $111.9 million, $107.7 million and $110.6 million of amortization of intangible assets arising from the KKR Transaction and other acquisitions (customer relationships and trademarks) and $13.9 million, $11.2 million and $13.6 million of amortization of non-acquisition related intangible assets, in each case for the years ended December 31, 2018, 2017 and 2016, respectively.
(b)	Represents non-cash charges for impairment of other intangible assets.
(c)	Represents management fees and expenses paid to Kohlberg, Kravis & Roberts & Co., L.P. (“KKR” or “Former Sponsor”).
(d)	Restructuring and related business transformation costs consist of the following.
	Year Ended December 31,
	2018	2017	2016
Restructuring charges	$12.7	$5.3	$32.9
Severance, sign-on, relocation and executive search costs	4.1	3.5	22.4
Facility reorganization, relocation and other costs	3.1	5.3	8.7
Information technology infrastructure transformation	0.8	5.2	2.3
(Gains) losses on asset and business disposals	(1.1)	0.8	0.1
Consultant and other advisor fees	14.1	1.7	9.7
Other, net	5.1	2.9	2.6
Total restructuring and related business transformation costs	$38.8	$24.7	$78.7

(e)	Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs), and non-cash charges and credits arising from fair value purchase accounting adjustments.
(f)	Represents estimated environmental remediation costs and losses relating to a former production facility.
(g)	Represents certain expenses related to our initial public offering and subsequent secondary offerings.
(h)	Represents third party expenses to comply with the requirements of Sarbanes-Oxley in 2018 and the accelerated adoption of the new accounting standards (ASC 606 – Revenue from Contracts with Customers and ASC 842 – Leases) in the first quarter of 2018 and 2019 respectively, one year ahead of the required adoption dates for a private company.
(i)	Represents stock-based compensation expense recognized for the year ended December 31, 2018 of $2.8 million, reduced by $5.1 million primarily due to a decrease in the estimated accrual for employer taxes related to deferred stock units (“DSU”) as a result of a lower per share stock price.

Represents stock-based compensation expense recognized for the year ended December 31, 2017 for stock options outstanding of $77.6 million and DSUs granted to employees at the date of the initial public offering of $97.4 million under the 2013 Stock Incentive Plan, and employer taxes related to DSUs granted to employees at the date of the initial public offering of $19.2 million.

(j)	Represents losses on extinguishment of the senior notes, extinguishment of a portion of the U.S. Term Loan, refinancing of the Original Dollar Term Loan Facility and the Original Euro Term Loan Facility and losses reclassified from AOCI into income related to the amendment of the interest rate swaps in conjunction with the debt repayment.
(k)	Represents insurance recoveries of our shareholder litigation settlement in 2014.
(l)	Includes (i) the non-cash impact of net LIFO reserve adjustments, (ii) effects of amortization of prior service costs and amortization of losses in pension and other postemployment (“OPEB”) expense, (iii) certain legal and compliance costs and (iv) other miscellaneous adjustments.
(m)	Represents our income tax provision adjusted for the tax effect of pre-tax items excluded from Adjusted Net Income and the removal of applicable discrete tax items. The tax effect of pre-tax items excluded from Adjusted Net Income is computed using the statutory tax rate related to the jurisdiction that was impacted by the adjustment after taking into account the impact of permanent differences and valuation allowances. Discrete tax items include changes in tax laws or rates, changes in uncertain tax positions relating to prior years and changes in valuation allowances. All impacts relating to the Tax Cuts and Jobs Act of 2017 have been included as an adjustment on the ‘Tax law change” line of the table below.

The income tax provision, as adjusted for each of the periods presented below consists of the following.

	Year Ended December 31,
	2018	2017	2016
Provision (benefit) for income taxes	$80.1	$(131.2)	$(31.9)
Tax impact of pre-tax income adjustments	36.9	139.3	71.8
Tax law change	1.2	95.3	—
Discrete tax items	0.8	2.0	(5.2)
Income tax provision, as adjusted	$119.0	$105.4	$34.7

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with “Item 6. Selected Financial Data” and our audited consolidated financial statements and related notes to our consolidated financial statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Our actual results may differ materially from those anticipated in any forward-looking statements as a result of many factors, including those set forth under the “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Form 10-K.

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

Our products and services are critical to the processes and systems in which they are utilized, which are often complex and function in harsh conditions where the cost of failure or downtime is high. However, our products and services typically represent only a small portion of the costs of the overall systems or functions that they support. As a result, our customers place a high value on our application expertise, product reliability and the responsiveness of our service. To support our customers and market presence, we maintain significant global scale with 41 key manufacturing facilities, more than 30 complementary service and repair centers across six continents and approximately 6,700 employees worldwide as of December 31, 2018.

The process-critical nature of our product applications, coupled with the standard wear and tear replacement cycles associated with the usage of our products, generates opportunities to support customers with our broad portfolio of aftermarket parts, consumables and services. Customers place a high value on minimizing any time their operations are offline. As a result, the availability of replacement parts, consumables and our repair and support services are key components of our value proposition. Our large installed base of products provides a recurring revenue stream through our aftermarket parts, consumables and services offerings. As a result, our aftermarket revenue is significant, representing 39% of total Company revenue and approximately 43% of our combined Industrials and Energy segments’ revenue in 2018.

Our Segments

We report our results of operations through three reportable segments: Industrials, Energy and Medical.

Industrials

In the Industrials segment, we design, manufacture, market and service a broad range of air compression, vacuum and blower products across a wide array of technologies and applications. Almost every manufacturing and industrial facility, and many service and process industries, use air compression and vacuum products in a variety of applications such as operation of pneumatic air tools, vacuum packaging of food products and aeration of waste water. We maintain a leading position in our markets and serve customers globally. We offer comprehensive aftermarket parts and an experienced direct and distributor-based service network world-wide to complement all of our products. In 2018, the Industrials segment generated Segment Revenue of $1,303.3 million and Segment Adjusted EBITDA of $288.2 million, reflecting a Segment Adjusted EBITDA Margin of 22.1%.

Energy

In the Energy segment, we design, manufacture, market and service a diverse range of positive displacement pumps, liquid ring vacuum pumps and compressors, and engineered loading systems and fluid transfer equipment, consumables, and associated aftermarket parts and services. We serve customers in the upstream, midstream, and downstream oil and gas markets, and various other markets including petrochemical processing, power generation, transportation, and general industrial. We are one of the largest suppliers in these markets and have long-standing customer relationships. Our positive displacement pumps are used in the oilfield for drilling, hydraulic fracturing, completion and well servicing. Our liquid ring vacuum pumps and compressors are used in many power generation, mining, oil and gas refining and processing, chemical processing and general industrial applications including flare gas and vapor recovery, geothermal gas removal, vacuum de-aeration, enhanced oil recovery, water extraction in mining and paper and chlorine compression in petrochemical operations. Our engineered loading systems and fluid transfer equipment ensure the safe handling and transfer of crude oil, liquefied natural gas, compressed natural gas, chemicals, and bulk materials. In 2018, the Energy segment generated Segment Revenue of $1,121.1 million and Segment Adjusted EBITDA of $337.8 million, reflecting a Segment Adjusted EBITDA Margin of 30.1%.

Medical

In the Medical segment, we design, manufacture and market a broad range of highly specialized gas, liquid and precision syringe pumps and compressors primarily for use in the medical, laboratory and biotechnology end markets. Our customers are mainly medium and large durable medical equipment suppliers that integrate our products into their final equipment for use in applications such as oxygen therapy, blood dialysis, patient monitoring, wound treatment, and others. Further, with recent acquisitions, we expanded into liquid handling components and systems used in biotechnology applications including clinical analysis instrumentation. We also have a broad range of end use deep vacuum products for laboratory science applications. In 2018, the Medical segment generated Segment Revenue of $265.4 million and Segment Adjusted EBITDA of $75.0 million, reflecting a Segment Adjusted EBITDA Margin of 28.3%.

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

Selling and Administrative Expenses

Selling and administrative expenses consist of (i) salaries and other employee-related expenses for our selling and administrative functions and other activities not associated with the manufacture of products or delivery of services to customers; (ii) facility operating expenses for selling and administrative activities, including office rent, maintenance, depreciation and insurance; (iii) marketing and direct costs of selling products and services to customers including internal and external sales commissions; (iv) research and development expenditures; (v) professional and consultant fees; (vi) KKR fees and expenses; (vii) expenses related to our public stock offerings and to establish public company reporting compliance; and (viii) other miscellaneous expenses. Certain corporate expenses, including those related to our shared service centers in the United States and Europe, that directly benefit our businesses are allocated to our business segments. Certain corporate administrative expenses, including corporate executive compensation, treasury, certain information technology, internal audit and tax compliance, are not allocated to the business segments.

Amortization of Intangible Assets

Amortization of intangible assets includes the periodic amortization of intangible assets recognized when an affiliate of KKR acquired us on July 30, 2013 and intangible assets recognized in connection with businesses we acquired since July 30, 2013, including customer relationships and trademarks.

Impairment of Other Intangible Assets

Impairment of other intangible assets includes non-cash charges we recognized for the impairment of other intangible assets.

Other Operating Expense, Net

Other operating expense, net includes foreign currency gains and losses, restructuring charges, certain litigation and contract settlement losses, environmental remediation, stock-based compensation expense and other miscellaneous operating expenses.

Provision (Benefit) for Income Taxes

The provision or benefit for income taxes includes U.S. federal, state and local income taxes and all non-U.S. income taxes. We are subject to income tax in approximately 35 jurisdictions outside of the United States. Because we conduct operations on a global basis, our effective tax rate depends, and will continue to depend, on the geographic distribution of our pre-tax earnings among several different taxing jurisdictions. Our effective tax rate can also vary based on changes in the tax rates of the different jurisdictions, the availability of tax credits and non-deductible items.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected 2017 and 2018, including, but not limited to, (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years, (2) bonus depreciation that will allow for full expensing of qualified property, and (3) a change in US deferred tax assets and liabilities relating to the US tax rate reduction from 35% to 21%. See Note 15 “Income Taxes” to our audited consolidated financial statements included elsewhere in this Form 10-K.

Items Affecting our Reported Results

General Economic Conditions and Capital Spending in the Industries We Serve

Our financial results closely follow changes in the industries and end-markets we serve. Demand for most of our products depends on the level of new capital investment and planned and unplanned maintenance expenditures by our customers. The level of capital expenditures depends, in turn, on the general economic conditions as well as access to capital at reasonable cost. In particular, demand for our Industrials products generally correlates with the rate of total industrial capacity utilization and the rate of change of industrial production. Capacity utilization rates above 80% have historically indicated a strong demand environment for industrial equipment. In our Energy segment, demand for our products that serve upstream energy end-markets are influenced heavily by energy prices and the expectation as to future trends in those prices. Energy prices have historically been cyclical in nature and are affected by a wide range of factors. In addition to energy prices, demand for our upstream energy products are positively impacted by increasing global land rig count, drilled but uncompleted wells, the level of hydraulic fracturing intensity and activity measured by horsepower utilization and lateral lengths as well as drilling and completion capital expenditures. In the midstream and downstream portions of our Energy segment, overall economic growth and industrial production, as well as secular trends, impact demand for our products. In our Medical segment we expect demand for our products to be driven by favorable trends, including the growth in healthcare spend and expansion of healthcare systems due to an aging population requiring medical care and increased investment in health solutions and safety infrastructures in emerging economies. Over longer time periods, we believe that demand for all of our products also tends to follow economic growth patterns indicated by the rates of change in the GDP around the world, as augmented by secular trends in each segment. Our ability to grow and our financial performance will also be affected by our ability to address a variety of challenges and opportunities that are a consequence of our global operations, including efficiently utilizing our global sales, manufacturing and distribution capabilities and engineering innovative new product applications for end-users in a variety of geographic markets.

Foreign Currency Fluctuations

A significant portion of our revenues, approximately 52% for the year ended December 31, 2018, was denominated in currencies other than the U.S. dollar. Because much of our manufacturing facilities and labor force costs are outside of the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.

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

Variability within Upstream Energy Markets

We sell products and provide services to customers in upstream energy markets, primarily in the United States. For the upstream energy end-market, in our Energy segment, we manufacture pumps and associated aftermarket products and services used in drilling, hydraulic fracturing and well service applications, while in our Industrials segment we sell dry bulk frac sand blowers, which are used in hydraulic fracturing operations. We refer to these products and services in the Energy and Industrial segments as “upstream energy.” Our Medical segment is not exposed to the upstream energy industry.

Demand for upstream energy products has historically corresponded to the supply and demand dynamics related to oil and natural gas products, and has been influenced by oil and natural gas prices, the level and intensity of hydraulic fracturing activity rig count, drilling activity and other economic factors. These factors have caused the level of demand for certain of our Energy products to change at times (both positively and negatively) and we expect these trends to continue in the future.

We believe it is helpful to consider the impact of our exposure to upstream energy in evaluating our 2016, 2017 and 2018 Segment Revenue and Segment Adjusted EBITDA, in order to better understand other drivers of our performance during those periods, including operational improvements. For the Energy segment, we assess the impact of our exposure to upstream energy as the portion of Energy Segment Adjusted EBITDA of the business unit serving the upstream energy market. For the Industrials segment, we assess the impact as the standard profit on the specific upstream energy market products.

Restructuring and Other Business Transformation Initiatives

Since 2013, our top priority has been to implement business transformation initiatives. A key element of those business transformation initiatives was restructuring programs within our Industrials, Energy, and Medical segments as well as at the Corporate level. Restructuring charges, program related facility reorganization, relocation and other costs, and related capital expenditures were impacted most significantly. Under these restructuring programs, we incurred restructuring charges of $5.3 million and $32.9 million in 2017 and 2016, respectively. In addition, we incurred program related facility reorganization, relocation and other costs of $5.3 million and $8.7 million in 2017 and 2016, respectively. We also made capital expenditures related to these programs of approximately $3.1 million in 2017 and $16.2 million in 2016. The Industrials restructuring program included the closure of a business that had approximately $3.0 million in revenues in 2016. These restructuring programs were completed in 2017. We generally expect that the savings associated with these restructuring programs will recover the associated costs within two to three years of such costs being incurred.

We announced a restructuring program in the third and fourth quarters of 2018 that primarily involves workforce reductions and facility consolidations. In the year ended December 31, 2018, $12.7 million was charged to expense related to this restructuring program. We expect additional restructuring activity in the first half of 2019 focused on targeted workforce optimization within general and administrative back-office and manufacturing overhead as well as continued facility consolidation.

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

In August 2016, we acquired a manufacturer of highly specialized consumable micro-syringes and valves that are used in liquid handling instruments in our Medical segment for approximately $18.8 million.

In June 2017, within our Industrials segment, we acquired a leading North American manufacturer of gas compression equipment and solutions for vapor recovery, biogas and other process and industrial applications for approximately $20.4 million, net of cash acquired (inclusive of an indemnity holdback of $1.9 million recorded in “Accrued liabilities”).

In February 2018, we acquired a leading global manufacturer of turbo vacuum technology systems and optimization solutions for industrial applications in our Industrials segment for total consideration, net of cash acquired, of approximately $94.9 million. In May 2018, we acquired a leading manufacturer of plungers and other well service pump consumable products in our Energy segment for total consideration, net of cash acquired of approximately $21.0 million (inclusive of cash payments of $18.8 million, a $2.0 million promissory note and a $0.2 million holdback). In November 2018, we acquired a leading manufacturer of rotary screws and piston compressors and associated aftermarket parts in our Industrials segment for total consideration, net of cash acquired, of $16.1 million (inclusive of cash payments of $14.8 million and a $1.3 million holdback). In December 2018, we acquired a leading manufacturer of specialty industrial pumps and associated aftermarket parts in our Industrials segment for total consideration of $58.5 million, net of cash acquired (inclusive of cash payments of $57.8 million, a payable for a $0.1 million purchase price adjustment and a $0.6 million holdback).

The revenues for these acquisitions subsequent to the respective dates of acquisition included in our financial results were $108.0 million, $27.8 million and $4.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. The operating income (loss) for these acquisitions subsequent to their respective dates of acquisition, including organic growth since acquisition, included in our financial results was $8.8 million, $3.7 million and ($0.3) million for the years ended December 31, 2018, 2017 and 2016, respectively.

See Note 3 “Business Combinations” to our audited consolidated financial statements included elsewhere in this Form 10-K for further discussion around the outstanding holdbacks for the years ended December 31, 2018, 2017 and 2016.

KKR Management Fees and Expenses

Through the date of our initial public offering in 2017, KKR charged an annual management fee, as well as fees and expenses for services provided. These fees and charges were $1.1 million and $4.8 million for the years ended December 31, 2017 and 2016, respectively. In May 2017, the monitoring agreement was terminated in accordance with its terms and we paid an additional termination fee of approximately $16.2 million.

Stock-Based Compensation Expense

For the year ended December 31, 2018, we incurred stock-based compensation expense of approximately $2.8 million which was reduced by $5.1 million primarily due to a decrease in the estimated accrual for employer taxes related to DSUs as a result of a lower per share stock price.

The $2.8 million of stock-based compensation expense included expense for the modification of equity awards for certain former employees of $3.8 million and expense for equity awards granted under the 2013 Plan and the 2017 Plan of $7.2 million reduced by a benefit for a reduction in the liability for stock appreciation rights (“SAR”) of $8.2 million. As of December 31, 2018, there was $20.3 million of unrecognized stock-based compensation expense related to outstanding stock options that will be recognized in future periods.

Subsequent to the initial public offering in May 2017, we recognized stock-based compensation expense of approximately $77.6 million related to time-based and performance-based stock options. As of December 31, 2017 there was $9.1 million of unrecognized stock-based compensation expense related to outstanding stock options that will be recognized in future periods. The Company also recognized $97.4 million of compensation expense related to a grant of 5.5 million DSUs to employees at the date of the initial public offering and employer taxes related to DSUs of $19.2 million. The Company expects to make stock-based awards to employees and recognize stock-based compensation expenses in future periods.

Income Taxes

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (“Tax Act”) was enacted into law. The new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes, including the determination of the transition tax, the remeasurement of our U.S. deferred tax assets and liabilities as well as the reassessment of the net realizability of our deferred tax assets and liabilities, in the period of enactment. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously provided a provisional estimate of the effect of the Tax Act in our financial statements for 2017 and through the first nine months of 2018. In the fourth quarter of 2018, we completed our accounting for all of the enactment-date income tax effects of the Tax Act by increasing the total benefit taken in 2017 of $95.3 million to $96.5 million. Due to the Tax Act, the total U.S. deferred changed from a tax benefit of $89.6 million in 2017 to $74.5 million in 2018, with a 2018 measurement-period adjustment of $15.1 million and the ASC 740-30 (formerly APB 23) liability, related to the permanent reinvestment of earnings in foreign subsidiaries assertion, changed from a tax benefit of $69.0 million in 2017 to $72.5 million in 2018, with a 2018 measurement-period adjustment of $3.5 million. The provisional one-time transition tax of $63.3 million in 2017 decreased to $50.5 million in 2018, with a 2018 measurement-period adjustment of $12.8 million. The total $1.2 million benefit has a (0.3)% impact to the overall rate in 2018.

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

Under U.S. GAAP, we are allowed to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company has determined that it will follow the period cost method (option 1 above) going forward. The tax provision for the twelve month period ended December 31, 2018 reflects this decision. All of the additional calculations and rule changes found in the Tax Act have been considered in the tax provision for the three and twelve month periods ended December 31, 2018. The Company recorded a tax expense of $11.9 million in the period for the GILTI provisions of the Tax Act that were effective for the first time during 2018.

See Note 15 “Income Taxes” to our audited consolidated financial statements included elsewhere in this Form 10-K.

Outlook

Industrials Segment

The mission-critical nature of our Industrials products across manufacturing processes drives a demand environment and outlook that are correlated with global and regional industrial production, capacity utilization and long-term GDP growth. In the fourth quarter of 2018, we had $322.5 million of orders in our Industrials segment, an increase of 1% over the fourth quarter of 2017, or a 4% increase on a constant currency basis. We believe that we are well positioned to continue to benefit from a slower but positive industrial production and global GDP outlook. Our fourth quarter of 2018 constant currency increase was on top of strong fourth quarter of 2017 growth of 25%.

Energy Segment

Our Energy segment has a diverse range of equipment and associated aftermarket parts, consumables and services for a number of market sectors with both energy exposure, spanning upstream, midstream, downstream and petrochemical applications.

Our upstream products demand environment and outlook are influenced heavily by the supply and demand dynamics related to oil and natural gas products, and has been influenced by oil and natural gas prices, the level and intensity of hydraulic fracturing activity, global land rig count, drilled but uncompleted wells and other economic factors. These factors have caused the level of demand for certain of our upstream products to change at times (both positively and negatively) and we expect these trends to continue in the future. We believe we are well positioned to continue to benefit given our market position, diverse range of equipment, aftermarket parts and consumables and our service presence, but expect the demand environment and economic factors growth will slow with some factors potentially declining.

Our midstream and downstream products demand environment and outlook are relatively stable with attractive, long-term growth trends influenced by long-term GDP growth and the continued increase in the production and transportation of hydrocarbon. Demand for our petrochemical industry products correlates with capital expenditures related to growth and maintenance of petrochemical plants as well as activity levels therein. Advancements in the development of unconventional natural gas resources in North America over the past decade have resulted in the abundant availability of locally-sourced natural gas as feedstock for petrochemical plants in North America, supporting long-term growth.

In the fourth quarter of 2018, we had $269.5 million of orders in our Energy segment, a decrease of 4% over the fourth quarter of 2017, or a 3% decrease on a constant currency basis. This fourth quarter of 2018 constant currency decrease was off strong fourth quarter of 2017 growth of 62%.

Medical Segment

During 2018, we focused on the development and introduction of new products and applications to access the liquid pump market, leveraging our technology and expertise in gas pumps. Entering 2019, we believe that demand for products and services in the Medical space will continue to benefit from attractive secular growth trends in the aging population requiring medical care, emerging economies modernizing and expanding their healthcare systems and increased investment globally in health solutions. In addition, we expect growing demand for higher healthcare efficiency, requiring premium and high performance systems. In the fourth quarter of 2018 we had $65.8 million of orders in our Medical segment, a decrease of 1% over 2017, or a 1% increase on a constant currency basis. This fourth quarter increase on a constant currency basis was on top of strong fourth quarter of 2017 growth of 29%.

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

Consolidated Results of Operations for the Years Ended December 31, 2018, 2017 and 2016

	Year Ended December 31,
	2018	2017	2016
Consolidated Statements of Operations:
Revenues	$2,689.8	$2,375.4	$1,939.4
Cost of sales	1,677.3	1,477.5	1,222.7
Gross profit	1,012.5	897.9	716.7
Selling and administrative expenses	434.6	446.2	415.1
Amortization of intangible assets	125.8	118.9	124.2
Impairment of other intangible assets	—	1.6	25.3
Other operating expenses, net	9.1	222.1	48.6
Operating income	443.0	109.1	103.5
Interest expense	99.6	140.7	170.3
Loss on extinguishment of debt	1.1	84.5	—
Other income, net	(7.2)	(3.4)	(3.6)
Income (loss) before income taxes	349.5	(112.7)	(63.2)
Provision (benefit) for income taxes	80.1	(131.2)	(31.9)
Net income (loss)	269.4	18.5	(31.3)
Net income attributable to noncontrolling interest	—	0.1	5.3
Net income (loss) attributable to Gardner Denver Holdings, Inc	$269.4	$18.4	$(36.6)

Percentage of Revenues:
Gross profit	37.6%	37.8%	37.0%
Selling and administrative expenses	16.2%	18.8%	21.4%
Operating income	16.5%	4.6%	5.3%
Net income (loss)	10.0%	0.8%	(1.6)%
Adjusted EBITDA(1)	25.3%	23.6%	20.7%

Other Financial Data:
Adjusted EBITDA(1)	$681.8	$561.5	$400.7
Adjusted net income(1)	394.7	249.3	133.6
Cash flows - operating activities	444.5	200.5	165.6
Cash flows - investing activities	(235.0)	(60.8)	(82.1)
Cash flows - financing activities	(373.0)	(17.4)	(43.0)
Free cash flow(1)	392.3	143.7	91.2
(1)	See “Item 6. Selected Financial Data” for a reconciliation to the most directly comparable GAAP measure.

Revenues

Revenues for 2018 were $2,689.8 million, an increase of $314.4 million, or 13.2%, compared to $2,375.4 million in 2017. The increase in revenues was due primarily to higher revenues from upstream energy exposed markets (3.8% or $90.2 million), higher volume in other markets in our Energy Segment as well as in our Industrials and Medical Segments including from acquisitions (7.0% or $167.1 million), improved pricing in the other markets of our Energy Segment as well as in our Industrials and Medical Segments (1.2% or $28.8 million) and the favorable impact of foreign currencies (1.2% or $28.3 million). The percentage of consolidated revenues derived from aftermarket parts and services was 39.2% in 2018 compared to 41.3% in 2017.

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

Gross Profit

Gross profit in 2018 was $1,012.5 million, an increase of $114.6 million, or 12.8%, compared to $897.9 million in 2017, and as a percentage of revenues was 37.6% in 2018 and 37.8% in 2017. The increase in gross profit reflects primarily higher revenues from upstream energy exposed markets, higher volume in other markets in our Energy Segment as well as in our Industrials and Medical Segments including from acquisitions, improved pricing in the other markets of our Energy Segment as well as in our Industrials and Medical Segments, and the favorable impact of foreign currencies. The slight decrease in gross profit as a percentage of revenues primarily reflects higher materials and other manufacturing costs in our Industrials and Energy Segments, growth rates for original equipment revenues greater than the growth rates for aftermarket products and services in our Industrials Segment, and unfavorable product sales mix in our Industrials and Energy Segments.

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

Selling and Administrative Expenses

Selling and administrative expenses were $434.6 million in 2018, a decrease of $11.6 million, or 2.6%, compared to $446.2 million in 2017. Selling and administrative expenses includes KKR fees and expenses of $0.0 million in 2018 and $17.3 million in 2017 and expenses related to our public stock offerings and establishment of public company financial reporting of $7.2 million in 2018 and $12.2 million in 2017. Excluding these items, selling and administrative expenses were $427.4 million in 2018 compared to $416.7 million in 2017, and selling and administrative expenses as a percentage of revenues decreased to 15.9% in 2018 from 17.5% in 2017. This increase in selling and administrative expense in 2018 primarily reflects increased professional and consulting fees, increased salaries, and additional selling and administrative expenses from acquisitions, partially offset by decreased incentive compensations. Selling and administrative expenses as a percentage of revenues decreased primarily due to higher revenues.

Selling and administrative expenses were $446.2 million in 2017, an increase of $31.1 million, or 7.5%, compared to $415.1 million in 2016. Selling and administrative expenses in 2017 includes $12.2 million of expenses related to our public stock offerings and establishment of public company financial reporting and $17.3 million of KKR fees and expenses, compared to $0.2 million and $4.8 million of expenses related to the establishment of public company financial reporting and KKR fees and expenses in 2016, respectively. Excluding these items, selling and administrative expenses were $416.7 million in 2017 compared to $410.1 million in 2016, and selling and administrative expenses as a percentage of revenues decreased to 17.5% in 2017 from 21.1% in 2016. This increase in selling and administrative expense in 2017 primarily reflects increased salaries and other employee related expenses, and professional and consulting fees, partially offset by reduced facilities operating expenses and reduced sales commissions. Selling and administrative expenses as a percentage of revenues decreased primarily due to higher revenues.

Amortization of Intangible Assets

Amortization of intangible assets was $125.8 million, $118.9 million, and $124.2 million in 2018, 2017 and 2016, respectively. The increase of $6.9 million in 2018 compared to 2017 was primarily due to the amortization of intangibles acquired in 2018.

The decrease of $5.3 million in 2017 compared to 2016 was primarily due to assets that became fully amortized in 2016, partially offset by changes in foreign currencies.

Impairment of Other Intangible Assets

In 2017, we recorded a non-cash charge for the impairment of other intangible assets of $1.6 million, primarily related to trademarks in our Industrials segment.

In 2016, we recorded a non-cash charge for the impairment of other intangible assets of $25.3 million, primarily related to trademarks in our Industrials segment.

Other Operating Expense, Net

Other operating expense, net was $9.1 million in 2018, a decrease of $213.0 million compared to $222.1 million in 2017, primarily due to lower stock-based compensation expense of $172.3 million and lower employer taxes related to stock-based compensation of $24.3 million, foreign currency transaction gains of $1.9 million in 2018 compared to losses of $9.3 million in 2017, and shareholder litigation settlement recoveries in 2018 of $9.5 million, partially offset by increased restructuring charges of $7.4 million and increased acquisition related expenses and non-cash charges of $6.4 million.

Other operating expense, net was $222.1 million in 2017, an increase of $173.5 million compared to $48.6 million in 2016, primarily due to the recognition of stock-based compensation expense for stock options and deferred stock units of $175.0 million, employer taxes related to deferred stock units of $19.2 million and increased foreign currency transaction losses of $9.3 million in 2017 compared to gains of $5.9 million in 2016, partially offset by lower employee severance costs of $5.3 million in 2017 compared to $32.9 million in 2016, and lower environmental remediation of $0.9 million in 2017 compared to $5.6 million in 2016.

Interest Expense

Interest expense was $99.6 million, $140.7 million and $170.3 million in 2018, 2017 and 2016, respectively. The decrease of $41.1 million in 2018 compared to 2017 was primarily due to repayments of debt with the proceeds of our initial public offering in 2017 and reduced debt as a result of prepayments in 2018 and a lower weighted-average interest rate of 5.2% in 2018 compared to 6.0% in 2017. The decrease of $29.6 million in 2017 compared to 2016 was primarily due to reduced debt as a result of repayments of debt with proceeds of our initial public offering, and a decreased weighted-average interest rate of approximately 6.0% in 2017 compared to 6.1% in 2016.

Other Income, Net

Other income, net was $7.2 million, $3.4 million and $3.6 million in 2018, 2017 and 2016, respectively. The increase in other income, net of $3.8 million in 2018 compared to 2017 was primarily due to a reduction of $5.1 million in the other components of net periodic benefit cost, increased interest income of $0.8 million and increased other financing income of $0.7 million, partially offset by a decrease in the gains on postretirement plan investments of $2.8 million. The decrease of $0.2 million in 2017 compared to 2016 was primarily due to an increase of $1.2 million in the other components of net periodic benefit cost partially offset by the increase in the gain on postretirement plan investments of $1.0 million.

Provision (Benefit) for Income Taxes

The provision for income taxes was $80.1 million resulting in a 22.9% effective tax rate in 2018 compared to a benefit of $131.2 million resulting in a 116.3% effective tax benefit rate in 2017. The increase in the tax provision and the decreased effective tax rate resulted primarily from an increase in pretax book income, an increase in a benefit related to equity compensation, and a reduction of the overall impact of the Tax Act in 2018 compared to the enactment date in 2017.

The benefit for income taxes was $131.2 million resulting in a 116.3% effective tax benefit rate in 2017 compared to a benefit of $31.9 million resulting in a 50.5% effective tax benefit rate in 2016. The increase in the tax benefit and the effective tax rate resulted primarily from the Tax Act. There was a $89.6 million deferred benefit associated with the rate moving from 35% to 21%. In 2017, we recognized an ASC 740-30 (formerly APB 23) liability reduction related to the permanent reinvestment of earnings in foreign subsidiaries assertion, resulting in a benefit of $69.0 million which was partially offset by a one-time transition tax provision of approximately $63.3 million.

Net Income (Loss)

Net income was $269.4 million in 2018 compared to a net income of $18.5 million in 2017. The increase in net income was primarily due to higher operating income on higher revenues and gross profit, lower stock-based compensation expense, lower loss on extinguishment of debt, and lower interest expense, partially offset by an increase in the provision for income taxes.

Net income was $18.5 million in 2017 compared to a net loss of $31.3 million in 2016. The increase in net income was primarily due to higher operating income on higher revenues and gross profit and lower interest expense, and an increase in the benefit for income taxes, partially offset by higher stock-based compensation expense and loss on extinguishment of debt.

Adjusted EBITDA

Adjusted EBITDA increased $120.3 million to $681.8 million in 2018 compared to $561.5 million in 2017. Adjusted EBITDA as a percentage of revenues increased 170 basis points to 25.3% in 2018 from 23.6% in 2017. The increase in Adjusted EBITDA was primarily due to higher revenues from upstream energy exposed markets ($44.2 million), improved pricing in the other markets of our Energy Segment as well as in our Industrials and Medical Segments ($28.8 million), higher volume in other markets in our Energy Segment as well as in our Industrials and Medical Segments including from acquisitions ($63.1 million) and lower selling and administrative expenses ($22.0 million), partially offset by higher materials and other manufacturing costs in our Industrials and Energy Segments growth rates for original equipment revenues greater than the growth rates for aftermarket products and services in our Industrials Segment, and unfavorable product sales mix in our Industrials Segment and in other markets in our Energy Segment ($43.5 million).

Adjusted EBITDA increased $160.8 million to $561.5 million in 2017 compared to $400.7 million in 2016. Adjusted EBITDA as a percentage of revenues increased 290 basis points to 23.6% in 2017 from 20.7% in 2016. The increase in Adjusted EBITDA was primarily due to increased revenues in upstream energy exposed markets ($159.7 million), improved pricing ($18.8 million), and the favorable impact of foreign currencies ($5.9 million), partially offset by lower volume in other markets in our Energy segment as well as in our Industrials and Medical segments including acquisitions and divestitures ($15.5 million), and higher selling and administrative expenses ($9.3 million).

Adjusted Net Income

Adjusted Net Income increased $145.4 million to $394.7 million in 2018 compared to $249.3 million in 2017. The increase was primarily due to increased Adjusted EBITDA and lower interest expense, partially offset by an increase in the income tax provision, as adjusted.

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

The segment measurements provided to, and evaluated by, the chief operating decision maker are described in Note 21 “Segment Information” to our audited consolidated financial statements included elsewhere in this Form 10-K.

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

Segment Results for Years Ended December 31, 2018, 2017 and 2016

The following tables display Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments and illustrates, on a percentage basis, the impact of foreign currency fluctuations on Segment Revenues and Segment Adjusted EBITDA growth.

Industrials Segment Results

	Years Ended December 31,			Percent Change		Constant Currency Percent Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017	2017 vs. 2016
Segment Revenues	$1,303.3	$1,130.7	$1,082.4	15.3%	4.5%	13.3%	3.4%
Segment Adjusted EBITDA	$288.2	$242.7	$217.6	18.7%	11.5%	16.3%	10.2%
Segment Margin	22.1%	21.5%	20.1%	60 bps	140 bps

2018 vs. 2017

Segment Revenues for 2018 were $1,303.3 million, an increase of $172.6 million, or 15.3%, compared to $1,130.7 million in 2017. The increase in Segment Revenues was primarily due to higher volume, including through acquisitions (11.0% or $124.8 million), improved pricing (2.3% or $25.8 million), and the favorable impact of foreign currencies (1.9% or $22.0 million). The percentage of Segment Revenues derived from aftermarket parts and service was 31.5% in 2018 compared to 34.0% in 2017.

Segment Adjusted EBITDA in 2018 was $288.2 million, an increase of $45.5 million, or 18.7%, from $242.7 million in 2017. Segment Adjusted EBITDA Margin increased 60 bps to 22.1% from 21.5% in 2017. The increase in Segment Adjusted EBITDA was due primarily to higher volume including through acquisitions ($41.0 million), improved pricing ($25.8 million) and the favorable impact of foreign currencies ($6.0 million), partially offset by higher materials and other manufacturing costs, growth rates for original equipment revenues greater than the growth rates for aftermarket products and services, and unfavorable sales mix within original equipment revenues ($26.8 million).

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

Segment Adjusted EBITDA in 2017 was $242.7 million, an increase of $25.1 million, or 11.5%, from $217.6 million in 2016. Segment Adjusted EBITDA Margin increased 140 bps to 21.5% from 20.1% in 2016. The increase in Segment Adjusted EBITDA was due primarily to improved pricing ($16.1 million), higher volume including acquisitions and net of divestitures ($6.0 million, including $13.0 million from upstream energy exposed markets), and the favorable impact of foreign currencies ($2.8 million).

Energy Segment Results

	Years Ended December 31,			Percent Change		Constant Currency Percent Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017	2017 vs. 2016
Segment Revenues	$1,121.1	$1,014.5	$628.4	10.5%	61.4%	10.4%	60.0%
Segment Adjusted EBITDA	$337.8	$296.1	$143.8	14.1%	105.9%	14.4%	104.0%
Segment Margin	30.1%	29.2%	22.9%	90 bps	630 bps

2018 vs. 2017

Segment Revenues for 2018 were $1,121.1 million, an increase of $106.6 million, or 10.5%, compared to $1,014.5 million in 2017. The increase in Segment Revenues was primarily due to higher revenues from upstream energy exposed markets (8.9% or $90.2 million) and higher volume and pricing in other markets in our Energy Segment (1.5% or $15.1 million) The percentage of Segment Revenues derived from aftermarket parts and service was 56.6% in 2018 compared to 58.0% in 2017.

Segment Adjusted EBITDA in 2018 was $337.8 million, an increase of $41.7 million, or 14.1%, from $296.1 million in 2017. Segment Adjusted EBITDA Margin increased 90 bps to 30.1% in 2018 from 29.2% in 2017. The increase in Segment Adjusted EBITDA was primarily due to higher revenues from upstream energy exposed markets ($44.2 million) and higher volume and pricing in other markets in our Energy segment ($8.1 million), partially offset by higher material and manufacturing costs and unfavorable product sales mix in other markets in our Energy Segment ($11.2 million).

2017 vs. 2016

Segment Revenues for 2017 were $1,014.5 million, an increase of $386.1 million, or 61.4%, compared to $628.4 million in 2016. The increase in Segment Revenues was due to higher revenues from upstream energy exposed markets (61.5% or $386.6 million), and the favorable impact of foreign currencies (1.3% or $8.0 million), partially offset by lower volume in other markets of our Energy segment (1.4% or $8.6 million). The percentage of Segment Revenues derived from aftermarket parts and service was 58.0% in 2017 compared to 47.3% in 2016.

Segment Adjusted EBITDA in 2017 was $296.1 million, an increase of $152.3 million, or 105.9%, from $143.8 million in 2016. Segment Adjusted EBITDA Margin increased 630 bps to 29.2% in 2017 from 22.9% in 2016. The increase in Segment Adjusted EBITDA was primarily due to increased revenues from upstream energy exposed markets ($146.7 million), lower selling and administrative expenses ($5.4 million), the favorable impact of foreign currencies ($2.8 million), and lower material and manufacturing costs ($2.0 million), partially offset by lower volume in other markets in our Energy segment ($4.7 million).

Medical Segment Results

	Years Ended December 31,			Percent Change		Constant Currency Percent Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017	2017 vs. 2016
Segment Revenues	$265.4	$230.2	$228.7	15.3%	0.7%	13.1%	(0.2)%
Segment Adjusted EBITDA	$75.0	$62.4	$61.9	20.2%	0.8%	17.8%	(0.3)%
Segment Margin	28.3%	27.1%	27.1%	120 bps	—

2018 vs. 2017

Segment Revenues for 2018 were $265.4 million, an increase of $35.2 million, or 15.3%, compared to $230.2 million in 2017. The increase in Segment Revenues was due to higher volume and pricing (13.2% or $30.3 million) and the favorable impact of foreign currencies (2.2% or $5.0 million). The percentage of Segment Revenues derived from aftermarket parts, consumables and services was 3.3% in 2018 compared to 3.7% in 2017.

Segment Adjusted EBITDA in 2018 was $75.0 million, an increase of $12.6 million, or 20.2%, from $62.4 million in 2017. Segment Adjusted EBITDA Margin increased 120 bps to 28.3% in 2018 from 27.1% in 2017. The increase in Segment Adjusted EBITDA was primarily due to higher volume and pricing ($17.1 million) and favorable impact of foreign currencies ($1.5 million), partially offset by higher material and other manufacturing costs ($6.3 million).

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

Segment Adjusted EBITDA in 2017 was $62.4 million, an increase of $0.5 million, or 0.8%, from $61.9 million in 2016. Segment Adjusted EBITDA Margin remained constant at 27.1% in 2017 and 2016. The increase in Segment Adjusted EBITDA was primarily due to improved pricing ($2.6 million), lower selling and administrative expense ($2.1 million), and the favorable impact of foreign currencies ($0.7 million), partially offset by lower volume including acquisitions ($3.7 million), and higher material and other manufacturing costs ($1.2 million).

Unaudited Quarterly Results of Operations

	Year Ended December 31, 2018				Year Ended December 31, 2017
(in millions, except per share amounts)	Q1	Q2	Q3	Q4(2)	Q1	Q2	Q3	Q4
Revenues	$619.6	$668.2	$689.3	$712.7	$481.7	$579.1	$649.6	$665.0
Gross profit	231.9	249.3	262.4	268.9	174.6	215.9	253.9	253.5
Operating income (loss)	89.8	101.4	117.7	134.1	36.8	(101.6)	96.0	77.9
Net income (loss)	42.4	60.3	72.2	94.5	(7.0)	(146.3)	28.0	143.8
Weighted average shares, basic(1)	201.6	201.8	201.9	201.1		176.9	201.3	201.4
Weighted average shares, diluted(1)	209.9	209.6	209.1	207.7		176.9	208.1	209.3
Basic earnings (loss) per share(1)	0.21	0.30	0.36	0.47		(0.83)	0.14	0.71
Diluted earnings (loss) per share(1)	0.20	0.29	0.35	0.45		(0.83)	0.13	0.69
Adjusted EBITDA(3)	148.2	161.6	182.2	189.8	92.1	132.1	164.7	172.6
(1)	Weighted average shares, basic, weighted average shares, diluted, basic earnings (loss) per share and diluted (loss) earnings per share have not been provided for the quarter prior to the initial public offering due to the significant change in capital structure.
(2)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting the Comparability of our Results of Operations.”
(3)	Set forth below are the reconciliations of Net Income (Loss) to Adjusted EBITDA
	Year Ended December 31, 2018				Year Ended December 31, 2017
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Net Income (Loss)	42.4	60.3	$72.2	94.5	(7.0)	(146.3)	$28.0	143.8
Plus:
Interest expense	26.0	26.1	24.4	23.1	45.9	39.5	30.1	25.2
Provision (benefit) for income taxes	23.4	17.2	22.6	16.9	(1.6)	(43.9)	4.4	(90.1)
Depreciation and amortization expense	45.0	45.3	44.4	45.7	39.7	43.8	43.5	46.8
Impairment of other intangible assets(a)	—	—	—	—	—	—	—	1.6
KKR fees and expenses(b)	—	—	—	—	1.1	16.2	—	—
Restructuring and related business transformation costs (c)	4.5	8.4	12.3	13.6	8.6	5.6	6.3	4.2
Acquisition related expenses and non-cash charges (d)	4.6	5.7	2.8	3.6	0.7	1.2	1.2	1.0
Environmental remediation loss reserve (e)	—	—	—	—	1.0	(0.1)	—	—
Expenses related to public stock offerings(f)	1.4	0.5	0.3	0.7	1.3	1.8	0.5	0.5
Establish public company financial reporting compliance(g)	0.8	1.1	1.3	1.1	1.3	2.1	3.8	0.9

	Year Ended December 31, 2018				Year Ended December 31, 2017
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Stock-based compensation(h)	2.7	(0.8)	1.1	(5.3)	—	156.2	9.8	28.2
Loss on extinguishment of debt(i)	—	0.2	0.9	0.0	—	50.4	34.1	—
Foreign currency transaction losses (gains), net	2.6	(2.4)	(0.8)	(1.3)	0.6	4.0	1.7	3.0
Shareholder litigation settlement recoveries(j)	(4.5)	—	—	(5.0)	—	—	—	—
Other adjustments(k)	(0.7)	—	0.7	2.2	0.5	1.6	1.3	7.5
Adjusted EBITDA	148.2	161.6	182.2	189.8	92.1	132.1	164.7	172.6
(a)	Represents non-cash charges for the impairment of other intangible assets.
(b)	Represents management fees and expenses paid to KKR.
(c)	Restructuring and related business transformation costs consist of (i) restructuring charges, (ii) severance, sign-on, relocation and executive search costs, (iii) facility reorganization, relocation and other costs, (iv) information technology infrastructure transformation, (v) gains and losses on asset and business disposals, (vi) consultant and other advisor fees and (vii) other miscellaneous costs. These restructuring and related business transformation costs amounted to $38.8 million and $24.7 million for the years ended December 31, 2018 and 2017.
(d)	Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs) and non-cash charges and credits arising from fair value purchase accounting adjustments.
(e)	Represents estimated environmental remediation costs and losses relating to a former production facility.
(f)	Represents certain expenses related to our initial public offering and subsequent secondary offerings.
(g)	Represents third party expenses to comply with the requirements of Sarbanes-Oxley in 2018 and the accelerated adoption of the new accounting standards (ASC 606 – Revenue from Contracts with Customers and ASC 842 – Leases) in the first quarter of 2018 and 2019 respectively, one year ahead of the required adoption dates for a private company.
(h)	Represents stock-based compensation expense recognized for the year ended December 31, 2018 of $2.8 million, reduced by $5.1 million primarily due to a decrease in the estimated accrual for employer taxes related to DSUs as a result of a lower per share stock price.

Represents stock-based compensation expense recognized for the year ended December 31, 2017 for stock options outstanding of $77.6 million and DSUs granted to employees at the date of the initial public offering of $97.4 million under the 2013 Stock Incentive Plan and employer taxes related to DSUs granted to employees at the date of the initial public offering of $19.2 million.

(i)	Represents losses on extinguishment of the senior notes, extinguishment of a portion of the U.S. Term Loan, refinancing of the Original Dollar Term Loan Facility and the Original Euro Term Loan Facility and losses reclassified from AOCI into income related to the amendment of the interest rate swaps in conjunction with the debt repayment.
(j)	Represents insurance recoveries of the Company’s shareholder litigation settlement in 2014.
(k)	Includes (i) non-cash impact of net LIFO reserve adjustments, (ii) effects of amortization of prior service costs and amortization of losses in pension and other postretirement benefits (OPEB) expense, (iii) certain legal and compliance costs and (iv) other miscellaneous adjustments.

Liquidity and Capital Resources

Our investment resources include cash generated from operations and borrowings under our Revolving Credit Facility and the Receivables Financing Agreement.

For a description of our material indebtedness, see Note 10 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K.

As of December 31, 2018, we had $6.5 million of outstanding letters of credit written against the Revolving Credit Facility and $263.4 million of unused availability. We also had $26.8 million of letters of credit outstanding against the Receivables Financing Agreement and $83.3 million unused availability.

As of December 31, 2018, 2017 and 2016 we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.

Liquidity

A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	Year Ended December 31,
	2018	2017	2016
Cash and cash equivalents	$221.2	$393.3	$255.8
Short-term borrowings and current maturities of long-term debt	7.9	20.9	24.5
Long-term debt	1,664.2	2,019.3	2,753.8
Total debt	$1,672.1	$2,040.2	$2,778.3

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

Our principal sources of liquidity have been existing cash and cash equivalents, cash generated from operations and borrowings under the Senior Secured Credit Facilities and the Receivables Financing Agreement. Our principal uses of cash will be to provide working capital, meet debt service requirements, fund capital expenditures and finance strategic plans, including possible acquisitions. We may also seek to finance capital expenditures under capital leases or other debt arrangements that provide liquidity or favorable borrowing terms. We continue to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, we may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings. As market conditions warrant, we may from time to time, seek to repay loans that we have borrowed, including the borrowings under the Senior Secured Credit Facilities. Based on our current level of operations and available cash, we believe our cash flow from operations, together with availability under the Revolving Credit Facility and the Receivables Financing Agreement, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements for the foreseeable future. Our business may not generate sufficient cash flows from operations or future borrowings may not be available to us under our Revolving Credit Facility or the Receivables Financing Agreement in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Our ability to do so depends on, among other factors, prevailing economic conditions, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change in control, we could be required to repay or refinance our indebtedness. We may not be able to refinance any of our indebtedness, including the Senior Secured Credit Facilities, on commercially reasonable terms or at all. Any future acquisitions, joint ventures, or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

The majority of our cash is in jurisdictions outside of the United States. As a result of the KKR Transaction and the significant increase in our long-term debt balance as of July 30, 2013, the KKR Transaction date, we modified our assertion concerning the permanent reinvestment of undistributed earnings of our non-U.S. subsidiaries. We asserted that we intended to repatriate approximately $200.0 million of accumulated earnings for the purpose of servicing our Senior Secured Credit Facilities, which would have resulted in net United States tax liabilities as these foreign earnings were distributed. Due to the Tax Act we decided to reverse our ASC 740-30 (formerly APB 23) position, effective the fourth quarter of 2018. We no longer assert the indefinite reinvestment of our historical non-U.S. earnings or future non-U.S. earnings. The Company adjusted its ASC 740-30 deferred foreign tax liability to cover all estimated withholding, state income tax, and foreign income tax associated with repatriating all non-U.S. earnings as of December 31, 2018 back to the United States. Our deferred income tax liability as of December 31, 2018 is $5.6 million which consists mainly of withholding taxes. As a result of the significant reduction in distributable profits due to restructuring and repatriation and the change in assertion, a $3.5 million tax benefit was created in 2018.

Working Capital

	For the Years Ended December 31,
	2018	2017	2016
Net Working Capital
Current assets	$1,331.2	$1,463.6	$1,188.5
Less: Current liabilities	596.4	561.8	497.9
Net working capital	$734.8	$901.8	$690.6

Operating Working Capital
Accounts receivable and contract assets	$545.0	$536.3	$441.6
Plus: Inventories (excluding LIFO)	510.7	481.1	428.0
Less: Accounts payable	340.0	269.7	214.9
Less: Contract liabilities	69.6	42.7	43.0
Operating working capital	$646.1	$705.0	$611.7

Net working capital decreased $167.0 million to $734.8 million as of December 31, 2018 from $901.8 million as of December 31, 2017. Operating working capital decreased $58.9 million to $646.1 million as of December 31, 2018 from $705.0 million as of December 31, 2017. Operating working capital as of December 31, 2018 was 24.0% of 2018 revenues as compared to 29.7% as of December 31, 2017 as a percentage of 2017 revenues. The decrease in operating working capital was due to higher accounts payable and higher contract liabilities, partially offset by higher accounts receivable and contract assets and higher inventories. During 2018, management proactively focused on improving net working capital performance through centralized process improvement initiatives. Excluding 2018 acquisitions and the impact of foreign currencies, despite higher revenues in the fourth quarter of 2018 compared to the fourth quarter of 2017 and delays in the timing of collections from certain upstream energy customers, accounts receivable decreased modestly resulting from the enhanced receivables collection efforts. The increase in contract assets resulted from the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) in the first quarter of 2018. Excluding 2018 acquisitions and the impact of foreign currencies, inventories as of December 31, 2018 were essentially flat compared to the prior year due to improved management of production inventory levels at certain key manufacturing facilities offset by higher than expected inventory levels in our upstream energy business resulting primarily from reduced demand in the fourth quarter of 2018. Accounts payable increased significantly as of December 31, 2018 as compared to December 31, 2017 due to continuing efforts to standardize and extend vendor payment terms and pay practices. The increase in contract liabilities was primarily due to an acquisition in 2018 and the timing of progress collections on certain long term contracts.

Net working capital increased $211.2 million to $901.8 million as of December 31, 2017 from $690.6 million as of December 31, 2016. Operating working capital increased $93.3 million to $705.0 million as of December 31, 2017 from $611.7 million as of December 31, 2016. Operating working capital at December 31, 2017 as a percentage of 2017 revenues was 29.7% as compared to 31.5% at December 31, 2016 as a percentage of 2016 revenues. This increase was primarily due to higher accounts receivable, higher inventories, and lower contract liabilities, partially offset by higher accounts payable. The increase in accounts receivable was primarily due to a higher level of sales in the fourth quarter of 2017 compared to the fourth quarter of 2016 as a result of the recovery in the upstream energy markets. The increase in accounts receivable was also due to a difference in sales mix between the fourth quarter of 2016 and the fourth quarter of 2017. A higher portion of revenues in the fourth quarter of 2016 were related to highly engineered solution product contracts with higher advance payments ahead of revenue recognition than in the fourth quarter of 2017. The increase in inventories was primarily due to additions to inventories in anticipation of increased demand for certain products primarily in the Energy segment evidenced by increased orders in the Energy segment in the fourth quarter of 2017 compared to the fourth quarter of 2016. The increase in accounts payable was due to increased levels of inventories and continuing efforts to standardize vendor payment terms and pay practices. Contract liabilities were essentially flat as of December 31, 2017 in comparison to 2016.

Cash Flows

The following table reflects the major categories of cash flows for the years ended December 31, 2018, 2017 and 2016, respectively.

	Year Ended December 31,
	2018	2017	2016
Cash flows - operating activities	$444.5	$200.5	$165.6
Cash flows - investing activities	(235.0)	(60.8)	(82.1)
Cash flows - financing activities	(373.0)	(17.4)	(43.0)
Free cash flow(1)	392.3	143.7	91.2
(1)	See “Item 6. Selected Financial Data” for a reconciliation to the most directly comparable GAAP measure.

Operating activities

Cash provided by operating activities increased $244.0 million to $444.5 million in 2018 from $200.5 million in 2017, primarily due to higher net income (excluding non-cash charges for depreciation and amortization, the impairment of other intangible assets, stock-based compensation expense, foreign currency transaction (gains) losses, net (gain) loss on asset dispositions, the loss on the extinguishment of debt, the non-cash change in the LIFO reserve and deferred taxes), and from cash generated by reduced operating working capital.

Operating working capital generated cash of $54.9 million in 2018 compared to using cash of $55.0 million in 2017. Changes in accounts receivable generated cash of $13.2 million in 2018 compared to using cash of $65.7 million in 2017 and changes in contract assets used cash of $19.9 million in 2018 compared to no impact on cash in 2017. Changes in inventory used cash of $13.0 million in 2018 compared to using cash of $22.7 million in 2017. Changes in accounts payable generated cash of $69.6 million in 2018 as compared to generating cash of $39.9 million in 2017. Changes in contract liabilities generated cash of $5.0 million in 2018 compared to using cash of $6.5 million in 2017.

Cash provided by operating activities increased $34.9 million to $200.5 million in 2017 from $165.6 million in 2016, primarily due to higher net income (excluding non-cash charges for impairments of other intangible assets, stock-based compensation, depreciation and amortization, foreign currency transaction (gains) losses, loss on extinguishment of debt) and deferred income taxes, partially offset by increased cash used by working capital.

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

Investing activities

Cash flows from investing activities included capital expenditures of $52.2 million (1.9% of consolidated revenues), $56.8 million (2.4% of consolidated revenues) and $74.4 million (3.8% of consolidated revenues), in 2018, 2017 and 2016, respectively. We currently expect capital expenditures to total approximately $50.0 million to $60.0 million in 2019. Cash paid in business combinations was $186.3 million in 2018, $18.8 million in 2017 and $18.8 million in 2016. Proceeds from the termination of derivatives was $6.2 million in 2017. Net proceeds from business divestitures and disposals of property, plant and equipment were $3.5 million, $8.6 million and $11.1 million in 2018, 2017, and 2016, respectively.

Financing activities

Cash used in financing activities of $373.0 million in 2018 reflects repayments of long-term borrowings of $337.6 million, purchases of treasury stock of $40.7 million, a $1.4 million payment of contingent considerations and $0.1 million of other items, partially offset by proceeds from stock option exercises of $6.8 million associated with approved stock-based compensation plans.

Cash used in financing activities of $17.4 million in 2017 reflects net repayments of long-term borrowings of $868.6 million, a premium paid on the extinguishment of senior notes of $29.7 million, purchases of treasury stock of $3.6 million, purchases of shares of noncontrolling interest of $5.2 million, and the payment of debt issuance costs of $4.1 million, partially offset by proceeds from the issuance of common stock $893.6 million, net of share issuance costs, and other items of $0.2 million.

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

Free cash flow

Free cash flow increased $248.6 million to $392.3 million in 2018 from $143.7 million in 2017 due to increased cash provided by operating activities of $244.0 million and a decrease in capital expenditures of $4.6 million in 2018 compared to 2017.

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

Contractual Obligations

The following table summarizes our future minimum payments as of December 31, 2018 for all contractual obligations for years subsequent to the year ended December 31, 2018.

Contractual Obligations	Total	Payments Due by Period
		2019	2020-2021	2022-2023	More than 5 years
Debt	$1,649.2	$7.1	$14.1	$14.1	$1,613.9
Estimated interest payments(1)	454.3	86.5	159.4	153.0	55.4
Capital leases	26.2	0.8	2.1	2.6	20.7
Operating leases	81.7	25.8	33.4	13.1	9.4
Purchase obligations(2)	284.4	277.9	6.5	—	—
Total	$2,495.8	$398.1	$215.5	$182.8	$1,699.4
(1)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument.
(2)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated as of December 31, 2018. For this reason, these amounts will not provide a complete and reliable indicator of our expected future cash outflows.

Total pension and other postretirement benefit liabilities recognized on our consolidated balance sheet as of December 31, 2018 were $96.9 million. The total pension and other postretirement benefit liabilities are included in our consolidated balance sheet line items “Accrued liabilities” and “Pensions and other postretirement benefits.” Because these liabilities are impacted by, among other items, plan funding levels, changes in plan demographics and assumptions and investment return on plan assets, these liabilities do not represent expected liquidity needs. Accordingly, we did not include these liabilities in the “Contractual Obligations” table above.

We fund our U.S. qualified pension plans in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. We are committed to making the required minimum contributions and expect to contribute a total of approximately $0.1 million to our U.S. qualified pension plans during 2019. Furthermore, we expect to contribute a total of approximately $0.3 million to our postretirement life insurance benefit plans during 2019. Future contributions are dependent upon various factors including the performance of the plan assets, benefit payment experience and changes, if any, to current funding requirements. Therefore, no amounts were included in the “Contractual Obligations” table related to expected plan contributions. We generally expect to fund all future contributions to our plans with cash flows from operating activities.

Our non-U.S. pension plans are funded in accordance with local laws and income tax regulations. We expect to contribute a total of approximately $4.7 million to our non-U.S. qualified pension plans during 2019. No amounts have been included in the “Contractual Obligations” table related to these plans due to the same reasons indicated above.

Disclosure of amounts in the “Contractual Obligations” table regarding expected benefit payments in future years for our pension plans and other postretirement benefit plans cannot be properly reflected due to the ongoing nature of the obligations of these plans. We currently anticipate the annual benefit payments for the U.S. plans to be in the range of approximately $4.5 million to $5.5 million for the next several years, and the annual benefit payments for the non-U.S. plans to be in the range of approximately $10.0 million to $12.0 million for the next several years.

Contingencies

We are a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature for a company of our size and in our sector. We believe that such proceedings, lawsuits and administrative actions will not materially adversely affect our operations, financial condition, liquidity or competitive position. We have accrued liabilities and other liabilities on our consolidated balance sheet to include a total litigation reserve of $105.8 million as of December 31, 2018 with respect to potential liability arising from our asbestos-related litigation. Other than our asbestos-related litigation reserves, we only have de minimis accrued liabilities and other liabilities on our consolidated balance sheet with respect to other legal proceedings, lawsuits and administrative actions. A more detailed discussion of certain of these proceedings, lawsuits and administrative actions is set forth in “Item 3. Legal Proceedings.”

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

Impairment of Goodwill and Other Identified Intangible Assets

We test goodwill for impairment annually in the fourth quarter of each year using data as of October 1 of that year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon adoption of ASU 2018-04, the impairment test consists of comparing the fair value of the reporting unit to the carrying value of the reporting unit. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; provided, the loss recognized cannot exceed the total amount of goodwill allocated to the reporting unit. If applicable, we consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. We determined fair values for each of the reporting units using a combination of the income and market multiples approaches which are weighted 75% and 25%, respectively.

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our 2018 reporting unit valuations ranged from 10.3% to 11.5%. Additionally, we assumed 3.0% terminal growth rates for all reporting units.

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

For all reporting units, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) was a minimum of 92.2%. With each reporting unit’s fair value in excess of its carrying value, no goodwill impairment was recorded.

We annually test intangible assets with indefinite lives for impairment utilizing a discounted cash flow valuation referred to as the relief from royalty method. We estimated forecasted revenues for a period of five years with discount rates ranging from 11.3% to 12.5%, a terminal growth rate of 3.0%, and royalty rates ranging from 3.0% to 4.0%.

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

On December 22, 2017, the Tax Act was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes, including the determination of the transition tax, the remeasurement of our U.S. deferred tax assets and liabilities as well as the reassessment of the net realizability of our deferred tax assets and liabilities in the period of enactment. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously provided a provisional estimate of the effect of the Tax Act in our financial statements for 2017 and through the first nine month period of 2018. In the fourth quarter of 2018, we completed our accounting for all of the enactment-date income tax effects of the Tax Act by increasing the total benefit taken in 2017 of $95.3 million to $96.5 million. The total U.S. deferred change due to the Tax Act went from a tax benefit of $89.6 million in 2017 to $74.5 million in 2018, with a 2018 measurement-period adjustment of $15.1 million. The ASC 740-30 (formerly APB 23) liability related to the permanent reinvestment of earnings in foreign subsidiaries assertion, changed from a tax benefit of $69.0 million in 2017 to $72.5 million in 2018, with a 2018 measurement-period adjustment of $3.5 million resulting from a reduction in distributable profits due to restructuring and repatriations and the change in policy that occurred in 2018. The provisional one-time transition tax of $63.3 million in 2017 decreased to $50.5 million in 2018, with a 2018 measurement-period adjustment of $12.8 million. The total $1.2 million benefit has a (0.3)% impact to the overall rate in 2018.

The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by CFCs must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.

Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). We determined that we will follow the period cost method (option 1 above) going forward. The tax provision for the twelve month period ended December 31, 2018 reflects this decision. All of the additional calculations and rule changes found in the Tax Act have been considered in the tax provision for year and quarter ended December 31, 2018. The Company recorded a tax expense of $11.9 million in the period for the GILTI provisions of the Tax Act that were effective for the first time during 2018.

Stock-Based Compensation

We account for stock-based compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all stock-based payments to employees and non-employees, including grants of stock options and deferred stock units (“DSU”), to be measured based on the grant date fair value of the awards.

The fair value of each stock option grant is estimated using the Black-Scholes-Merton valuation model. The model requires certain assumptions including the estimated expected term of the stock options, the risk-free interest rate and the assumed volatility, of which certain assumptions are highly complex and subjective. The expected option life represents the period of time that the options granted are expected to be outstanding based on management's best estimate of the timing of a liquidity event and the contractual term of the stock option. As there is not sufficient trading history of our common stock, we use a group of our competitors which we believe are similar to us, adjusted for our capital structure, in order to estimate volatility. Our exercise price is the stock price on the date in which shares were granted.

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

Prior to our initial public offering, our stock price was calculated based on a combination of the income approach and the market approach. Under the income approach, specifically the discounted cash flow method, forecasted cash flows are discounted to the present value at a risk-adjusted discount rate. The valuation analyses determine discrete free cash flows over several years based on forecast financial information provided by management and a terminal value for the residual period beyond the discrete forecast, which are discounted at an appropriate rate to estimate our enterprise value. Under the market approach, specifically the guideline public company method, we select publicly traded companies with similar financial and operating characteristics as us and calculate valuation multiples based on the guideline public company’s financial information and market data. Subsequent to the initial public offering, the estimation of our stock price is no longer necessary as we rely on the market price to determine the market value of our common stock. For additional information related to the assumptions used, see Note 16 “Stock-Based Compensation Plans” to our audited consolidated financial statements included elsewhere in this Form 10-K.

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

Recent Accounting Pronouncements

See Note 2 “New Accounting Standards” to our audited consolidated financial statements included elsewhere in this Form 10-K for a discussion of recent accounting standards.

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

As of December 31, 2018, we had variable rate debt outstanding, net of our interest rate swaps, of $724.1 million at a current weighted average interest rate of 3.1%, substantially all of which was incurred under our $2,280.6 million Senior Secured Credit Facility, under which $952.6 million was outstanding under the $1,285.5 million Dollar Term Loan Facility and €607.3 million was outstanding under the €615.0 million Euro Term Loan Facility.

The Dollar Term Loan Facility and the Euro Term Loan Facility bear interest primarily based on LIBOR and EURIBOR, respectively, plus a spread. The Dollar Term Loan Facility is subject to a 0% LIBOR base rate floor and the Euro Term Loan Facility is subject to a 0% EURIBOR base rate floor. Thus, the interest rate on the Dollar Term Loan Facility and the Euro Term Loan Facility will fluctuate when LIBOR or EURIBOR, respectively, exceeds that percentage. As of December 31, 2018, LIBOR was higher than the 0% floor and EURIBOR was lower than the 0% floor.

We use interest rate swaps to offset our exposure to interest rate movements. These outstanding interest rate swaps qualify and are designated as cash flow hedges of forecasted LIBOR-based interest payments. As of December 31, 2018, we were a fixed rate payer on eight fixed-floating interest rate swap contracts that effectively fixed the LIBOR-based index used to determine the interest rates charged on our LIBOR-based variable rate borrowings. See Note 17 “Hedging Activities, Derivative Instruments, and Credit Risk” to our audited consolidated financial statements included elsewhere in this Form 10-K.

The following table presents the impact of hypothetical changes in market interest rates across the yield curve by 100 basis points, including the effect of our interest rate swaps for the years ended December 31, 2018 and 2017 on our interest expense.

	Year Ended December 31,
	2018	2017
Increase (decrease) in market interest rates
100 basis points	$4.8	$6.1
(100) basis points(1) (2)	(0.3)	(1.6)
(1)	A decrease in interest rates would not have impacted our interest expense in 2018 on EURIBOR debt which was lower than the 0% base rate floor under the Senior Secured Credit Facility for the entire fiscal year 2018, but would have impacted interest expense in 2018 on LIBOR debt which was higher than the 0% based rate floors under the Senior Secured Credit Facility for the year ended December 31, 2018.
(2)	A decrease in interest rates would not have impacted our interest expense in 2017 on EURIBOR debt which was lower than the 0% base rate floor under the Senior Secured Credit Facility for the entire fiscal year 2017, but would have impacted interest expense in 2017 on LIBOR debt which was higher than the 0% based rate floors under the Senior Secured Credit Facility during the second half of fiscal year 2017.

Foreign Currency Risk

We are exposed to foreign currency risks that arise from our global business operations. Changes in foreign currency exchange rates affect the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a subsidiary’s functional currency. In 2018, the relative strengthening of the U.S. dollar against foreign currencies had an unfavorable impact on our revenues and results of operations while in 2017, the relative weakening of the U.S. dollar against foreign currencies had a favorable impact on our revenues and results of operations. While future changes in foreign currency exchange rates are difficult to predict, our revenues and earnings may be adversely affected if the U.S. dollar strengthens against foreign currencies.

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

The table below presents the percentage of revenues and gross profit by principal currency for the years ended December 31, 2018 and 2017.

	U.S. Dollar	Euro	British Pound	Chinese Renminbi	Other
Year Ended December 31, 2018
Revenues	48%	30%	5%	5%	12%
Gross profit	48%	31%	5%	7%	9%

Year Ended December 31, 2017
Revenues	48%	30%	5%	5%	12%
Gross profit	45%	34%	5%	6%	10%

We utilize foreign currency denominated debt obligations supplemented from time to time with cross currency interest rate swaps designated as net investment hedges to selectively hedge portions of our investment in non-U.S. subsidiaries. The currency effects of the designated debt obligations and cross currency interest rate swaps are reflected in accumulated other comprehensive income within our stockholders’ equity, where they partially offset the currency translation effects of our investments in non-U.S. subsidiaries, which in turn partially offset gains and losses recorded on our net investments globally. These currency translation effects and offsetting impacts of our derivatives for the years ended December 31, 2018 and 2017 are summarized in Note 13 “Accumulated Other Comprehensive Income (Loss)” to our audited consolidated financial statements included elsewhere in this Form 10-K.

We also enter into foreign currency forward contracts to manage the risk arising from transaction gains and losses associated with intercompany loans with foreign subsidiaries. Our foreign currency forward contracts are typically short-term and are rolled forward as necessary upon settlement. As of December 31, 2018, we were party to seven foreign currency forward contracts, all of which are carried on our balance sheet at fair value. See Note 17 “Hedging Activities, Derivative Instruments, and Credit Risk” to our audited consolidated financial statements included elsewhere in this Form 10-K.

The table below presents, for the year ended December 31, 2018, the hypothetical effect of a 10% appreciation in the average exchange rate of the U.S. dollar relative to the principal foreign currencies in which our revenues and gross profit are denominated.

	Year Ended December 31, 2018
	Euro	British Pound	Chinese Renminbi
Revenues	$(72.1)	$(11.1)	$(13.3)
Gross profit	(30.3)	(4.8)	(6.4)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)

	For the Years Ended December 31,
	2018	2017	2016
Revenues	$2,689.8	$2,375.4	$1,939.4
Cost of sales	1,677.3	1,477.5	1,222.7
Gross Profit	1,012.5	897.9	716.7
Selling and administrative expenses	434.6	446.2	415.1
Amortization of intangible assets	125.8	118.9	124.2
Impairment of other intangible assets	—	1.6	25.3
Other operating expense, net	9.1	222.1	48.6
Operating Income	443.0	109.1	103.5
Interest expense	99.6	140.7	170.3
Loss on extinguishment of debt	1.1	84.5	—
Other income, net	(7.2)	(3.4)	(3.6)
Income (Loss) Before Income Taxes	349.5	(112.7)	(63.2)
Provision (benefit) for income taxes	80.1	(131.2)	(31.9)
Net Income (Loss)	269.4	18.5	(31.3)
Less: Net income attributable to noncontrolling interests	—	0.1	5.3
Net Income (Loss) Attributable to Gardner Denver Holdings, Inc.	$269.4	$18.4	$(36.6)
Basic earnings (loss) per share	$1.34	$0.10	$(0.25)
Diluted earnings (loss) per share	$1.29	$0.10	$(0.25)

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	For the Years Ended December 31,
	2018	2017	2016
Comprehensive Income (Loss) Attributable to Gardner Denver Holdings, Inc.
Net income (loss) attributable to Gardner Denver Holdings, Inc.	$269.4	$18.4	$(36.6)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	(61.0)	106.0	(62.6)
Unrecognized gains (losses) on cash flow hedges, net	18.1	12.4	(0.9)
Pension and other postretirement prior service cost and gain or loss, net	(4.6)	24.2	(13.3)
Other comprehensive (loss) income, net of tax	(47.5)	142.6	(76.8)
Comprehensive income (loss) attributable to Renaissance Parent Corp. Gardner Denver Holdings, Inc.	$221.9	$161.0	$(113.4)
Comprehensive Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$—	$0.1	$5.3
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	—	—	1.4
Other comprehensive income, net of tax	—	—	1.4
Comprehensive income attributable to noncontrolling interests	$—	$0.1	$6.7
Total Comprehensive Income (Loss)	$221.9	$161.1	$(106.7)

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share amounts)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$221.2	$393.3
Accounts receivable, net of allowance for doubtful accounts of $17.4 and $18.7, respectively	525.4	536.3
Inventories	523.9	494.5
Other current assets	60.7	39.5
Total current assets	1,331.2	1,463.6
Property, plant and equipment, net of accumulated depreciation of $250.0 and $203.8, respectively	356.6	363.2
Goodwill	1,289.5	1,227.6
Other intangible assets, net	1,368.4	1,431.2
Deferred tax assets	1.3	1.0
Other assets	140.1	134.6
Total assets	$4,487.1	$4,621.2
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$7.9	$20.9
Accounts payable	340.0	269.7
Accrued liabilities	248.5	271.2
Total current liabilities	596.4	561.8
Long-term debt, less current maturities	1,664.2	2,019.3
Pensions and other postretirement benefits	94.8	99.8
Deferred income taxes	265.5	237.5
Other liabilities	190.2	226.0
Total liabilities	2,811.1	3,144.4
Commitments and contingencies (Note 19)
Stockholders' equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 201,051,291 and 198,377,237 shares issued at December 31, 2018 and December 31, 2017, respectively	2.0	2.0
Capital in excess of par value	2,282.7	2,275.4
Accumulated deficit	(308.7)	(577.8)
Accumulated other comprehensive loss	(247.0)	(199.8)
Treasury stock at cost; 2,881,436 and 2,159,266 shares at December 31, 2018 and 2017, respectively	(53.0)	(23.0)
Total stockholders' equity	1,676.0	1,476.8
Total liabilities and stockholders' equity	$4,487.1	$4,621.2

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions)

	For the Years Ended December 31,
	2018	2017	2016
Number of Common Shares Issued (in millions)
Balance at beginning of period	198.4	150.6	150.3
Common stock issued for initial public offering	—	47.5	—
Issuance of common stock for stock-based compensation plans	2.7	0.3	0.3
Balance at end of period	201.1	198.4	150.6
Common Stock
Balance at beginning of period	$2.0	$1.5	$1.5
Common stock issued for initial public offering	—	0.5	—
Issuance of common stock for stock-based compensation plans	—	—	—
Balance at end of period	$2.0	$2.0	$1.5
Capital in Excess of Par Value
Balance at beginning of period	$2,275.4	$1,222.4	$1,219.2
Common stock issued for initial public offering, net of underwriting discounts and commissions	—	897.2	—
Costs related to initial public offering	—	(4.6)	—
Issuance of common stock for stock-based compensation plans	6.8	0.7	3.2
Issuance of treasury stock for stock-based compensation plans	(10.4)	—	—
Stock-based compensation	10.9	157.3	—
Purchase of noncontrolling interest	—	2.4	—
Balance at end of period	$2,282.7	$2,275.4	$1,222.4
Accumulated Deficit
Balance at beginning of period	$(577.8)	$(596.2)	$(559.6)
Net income (loss) attributable to Gardner Denver Holdings, Inc.	269.4	18.4	(36.6)
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2017-12)	(0.3)	—	—
Balance at end of period	$(308.7)	$(577.8)	$(596.2)
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(199.8)	$(342.4)	$(265.6)
Foreign currency translation adjustments, net	(61.0)	106.0	(62.6)
Unrecognized gains (losses) on cash flow hedges, net	18.1	12.4	(0.9)
Pension and other postretirement prior service cost and gain or loss, net	(4.6)	24.2	(13.3)
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2017-12)	0.3	—	—
Balance at end of period	$(247.0)	$(199.8)	$(342.4)
Treasury Stock
Balance at beginning of period	$(23.0)	$(19.4)	$(5.3)
Purchases of treasury stock	(11.5)	(3.6)	(14.1)
Share repurchase program	(29.2)	—	—
Issuance of treasury stock for stock-based compensation plans	10.7	—	—
Balance at end of period	$(53.0)	$(23.0)	$(19.4)
Total Gardner Denver Holdings, Inc. Stockholders' Equity	$1,676.0	$1,476.8	$265.9

The accompanying notes are an integral part of these consolidated financial statements.

	For the Years Ended December 31,
	2018	2017	2016
Noncontrolling Interests
Balance at beginning of period	$—	$5.9	$15.3
Net income (loss) attributable to noncontrolling interests	—	0.1	5.3
Dividends to minority stockholders	—	—	(0.9)
Purchase of noncontrolling interest	—	(7.6)	—
Transfer of noncontrolling interest AOCI to consolidated AOCI	—	1.6	1.4
Correction of purchase accounting allocation	—	—	(15.2)
Balance at end of period	$—	$—	$5.9
Total Stockholders' Equity	$1,676.0	$1,476.8	$271.8

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Years Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$269.4	$18.5	$(31.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	125.8	118.9	124.2
Depreciation in cost of sales	44.8	46.6	41.1
Depreciation in selling and administrative expenses	9.8	8.3	7.4
Impairment of other intangible assets	—	1.6	25.3
Stock-based compensation expense	2.8	175.0	—
Foreign currency transaction (gains) losses, net	(1.9)	9.3	(5.9)
Net (gain) loss on asset dispositions	(1.1)	0.8	0.1
Loss on extinguishment of debt	1.1	84.5	—
Non-cash change in LIFO reserve	0.2	2.6	(2.2)
Deferred income taxes	4.0	(249.0)	(84.4)
Changes in assets and liabilities:
Receivables	13.2	(65.7)	(48.8)
Inventories	(13.0)	(22.7)	23.5
Accounts payable	69.6	39.9	58.1
Accrued liabilities	(38.9)	(24.8)	21.2
Other assets and liabilities, net	(41.3)	56.7	37.3
Net cash provided by operating activities	444.5	200.5	165.6
Cash Flows From Investing Activities:
Capital expenditures	(52.2)	(56.8)	(74.4)
Net cash paid in business combinations	(186.3)	(18.8)	(18.8)
Net cash received in business divestitures	—	—	4.9
Proceeds from the termination of derivatives	—	6.2	—
Disposals of property, plant and equipment	3.5	8.6	6.2
Net cash used in investing activities	(235.0)	(60.8)	(82.1)
Cash Flows From Financing Activities:
Principal payments on long-term debt	(337.6)	(2,879.3)	(26.5)
Premium paid on extinguishment of senior notes	—	(29.7)	—
Proceeds from long-term debt	—	2,010.7	1.0
Proceeds from the issuance of common stock, net of share issuance costs	—	893.6	3.3
Purchases of treasury stock	(40.7)	(3.6)	(14.1)
Proceeds from stock option exercises	6.8	—	—
Payments of contingent consideration	(1.4)	—	(4.7)
Payments of debt issuance costs	—	(4.1)	(1.1)
Purchase of shares from noncontrolling interests	—	(5.2)	—
Other	(0.1)	0.2	(0.9)
Net cash used in financing activities	(373.0)	(17.4)	(43.0)
Effect of exchange rate changes on cash and cash equivalents	(8.6)	15.2	(13.0)
(Decrease) increase in cash and cash equivalents	(172.1)	137.5	27.5
Cash and cash equivalents, beginning of year	393.3	255.8	228.3
Cash and cash equivalents, end of year	$221.2	$393.3	$255.8

Supplemental Cash Flow Information
Cash paid for income taxes	$103.1	$55.5	$35.5
Cash paid for interest	$98.5	$142.5	$153.9
Capital expenditures in accounts payable	$10.0	$6.5	$7.2
Property and equipment acquired under capital leases	$—	$7.8	$7.7

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

In May 2017, the Company sold a total of 47,495,000 shares of common stock in an initial public offering of shares of common stock. On November 15, 2017, May 2, 2018 and October 31, 2018, the Company completed secondary offerings of 25,300,000 shares, 30,533,478 and 20,000,000 shares, respectively, of common stock held by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”). As a result of the secondary offerings, the Company is no longer considered a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”). KKR owns 70,671,135 shares of common stock, or approximately 36% of the total outstanding common stock based on the number of shares outstanding as of December 31, 2018.

Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Company regularly evaluates the estimates and assumptions related to the allowance for doubtful accounts, inventory valuation, warranty reserves, fair value of stock-based awards, goodwill, intangible asset, and long-lived asset valuations, employee benefit plan liabilities, over time revenue recognition, income tax liabilities and deferred tax assets and related valuation allowances, uncertain tax positions, restructuring reserves, and litigation and other loss contingencies. Actual results could differ materially and adversely from those estimates and assumptions, and such results could affect the Company’s consolidated net income, financial position, or cash flows.

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

Revenue Recognition

On January 1, 2018, the Company adopted the Financial Accounting Standards Board (“FASB”) ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The Company adopted the guidance using a modified retrospective approach. Results for the year ended December 31, 2018 were recorded under ASC 606 in the Consolidated Statements of Operations. The results in the Consolidated Statements of Operations for the years ended

December 31, 2017 and 2016 were not adjusted from ASC 605, Revenue Recognition (“ASC 605”). See Note 2 “New Accounting Standards” and Note 14 “Revenue from Contracts with Customers” for more discussion of the adoption of ASC 606 and the related significant accounting policies.

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

Selling and Administrative Expenses

Selling and administrative expenses consist of (i) employee related salary, benefits and other expenses for selling, administrative functions and other activities not associated with the manufacture of products or delivery of services to customers; (ii) the costs of marketing and direct costs of selling products and services to customers including internal and external sales commissions; (iii) facilities costs including office rent, maintenance, depreciation, and insurance for selling and administrative activities; (iv) research and development expenditures; (v) professional and consultant fees; and (vi) KKR fees and expenses; (vii) expenses related to the Company’s public stock offerings and to establish public company reporting compliance; and (viii) other miscellaneous expenses.

Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments primarily consisting of demand deposits and have original maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value. As of December 31, 2018 and 2017, cash of $3.4 million and $4.4 million, respectively, was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments on behalf of the Company.

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

Property, Plant and Equipment

Property, plant and equipment includes the historical cost of land, buildings, equipment, and significant improvements to existing plant and equipment or in the case of acquisitions, a fair market value of assets at the time of acquisition. Repair and maintenance costs that do not extend the useful life of an asset are recorded as an expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are generally as follows: buildings — 10 to 30 years; machinery and equipment — 7 to 10 years; office furniture and equipment — 3 to 10 years; and tooling, dies, patterns, etc. — 3 to 5 years.

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

The Company tests goodwill for impairment annually in the fourth quarter of each year using data as of October 1 of that year and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Upon adoption of ASU 2017-04, the impairment test consists of comparing the fair value of the reporting unit to the carrying value of the reporting unit. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; provided, the loss recognized cannot exceed the total amount of goodwill allocated to the reporting unit. If applicable, the Company considers income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The Company determined fair values for each of the reporting units using a combination of the income and market multiple approaches which are weighted 75% and 25%, respectively.

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

Long-Lived Assets Including Intangible Assets With Finite Useful Lives

Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which vary depending on the type of intangible assets. The estimated useful lives are as follows: customer lists and relationships — 11-13 years, acquired technology — 12-25 years, certain trademarks — 10-20 years, and other intangibles — 1-5 years.

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

Warranty Reserves

Most of the Company’s product sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. The Company establishes reserves for estimated product warranty costs at the time revenue is recognized based upon historical warranty experience and additionally for any known product warranty issues. The Company’s warranty obligation has been and may in the future be affected by product failure rates, repair or field replacement costs, and additional costs incurred in correcting any product failure.

Stock-Based Compensation

Stock-based compensation is measured for all stock-based equity awards made to employees and non-employee directors based on the estimated fair value as of the grant date. The determination of the fair values of stock-based awards at the grant date requires judgment, including estimating the expected term of the relevant stock-based payment awards and the expected volatility of the Company’s stock. The fair value of each stock option grant under the stock-based compensation plans is estimated on the date of grant or modification using the Black-Scholes-Merton option-pricing model. The expected stock volatility assumption was based on an average of the historical volatility of certain of the Company’s competitors’ stocks over the expected term of the stock options. Forfeitures of stock options are accounted for as they occur. Restricted stock units are valued at the share price on the date of grant.

In 2017, deferred stock units were granted and their respective fair values were estimated on the date of grant or modification using the Finnerty discount for lack of marketability pricing model. The discount for lack of marketability is commensurate with the period of sale restrictions related to the Company’s initial public offering.

See Note 16 “Stock-Based Compensation Plans” for additional information regarding the Company’s equity compensation plans.

Pension and Other Postretirement Benefits

The Company sponsors a number of pension plans and other postretirement benefit plans worldwide. The calculation of the pension and other postretirement benefit obligations and net periodic benefit cost under these plans requires the use of actuarial valuation methods and assumptions. These assumptions include the discount rates used to value the projected benefit obligations, future rate of compensation increases, expected rates of return on plan assets and expected healthcare cost trend rates. The discount rates selected to measure the present value of the Company’s benefit obligations as of December 31, 2018 and 2017 were derived by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under the plans. In accordance with GAAP, actual results that differ from the Company’s assumptions are recorded in accumulated other comprehensive income (loss) and amortized through net periodic benefit cost over future periods. While management believes that the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement benefit obligations and future net periodic benefit cost.

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

On December 22, 2017, the Tax Act was enacted into law and the new legislation contains several key tax provisions that affected the Company, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. The Company was required to recognize the effect of the Tax Act in the period of enactment. This included the determination of the transition tax, remeasurement of the Company’s U.S. deferred tax assets and liabilities as well as the reassessment of the net realizability of the Company’s deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Job Act (“SAB 118”), which allowed the Company to record provisional amounts during a measurement period not to extend more than one year subsequent to the enactment date. As a result, the Company previously provided a provisional estimate of the effect of the Tax Act in its financial statements for 2017 and through the first nine months of 2018. In the fourth quarter of 2018, the Company completed its accounting for all of the enactment-date income tax effects of the Tax Act and increased the total benefit taken in 2017 of $95.3 million to $96.5 million. Due to the Tax Act, the total U.S. deferred changed from a tax benefit of $89.6 million in 2017 to $74.5 million in 2018, with a 2018 measurement-period adjustment of $15.1 million. The ASC 740-30 (formally APB 23) liability reduction, relating to the permanently reinvested earnings in foreign subsidiaries assertion, changed from a tax benefit of $69.0 million in 2017 to $72.5 million in 2018, with a 2018 measurement-period adjustment of $3.5 million due to the policy change that occurred in 2018. The provisional one-time transition tax of $63.3 million in 2017 decreased to $50.5 million in 2018, with a 2018 measurement-period adjustment of $12.8 million. The total $1.2 million benefit has a (0.3)% impact to the overall rate in 2018.

The Tax Act creates a new requirement that certain income (i.e., Global intangible low taxed income (“GILTI”)) earned by controlled foreign corporations (“CFC”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.

Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company has determined that it will follow the period cost method (option 1 above) going forward. The tax provision for the year ended December 31, 2018 reflects this decision. All of the additional calculations and rule changes found in the Tax Act have been considered in the tax provision for the quarter and year ended December 31, 2018. The Company recorded a tax expense of $11.9 million in the period for the GILTI provisions of the Tax Act that were effective for the first time during 2018.

Research and Development

For the years ended December 31, 2018, 2017 and 2016, the Company spent approximately $24 million, $26 million, and $22 million, respectively, on research activities relating to the development of new products and new product applications. All such expenditures were funded by the Company, expensed as incurred and recorded to “Selling and administrative expenses” in the Consolidated Statements of Operations.

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

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative continues to be carried on the balance sheet at its fair value, and the changes in the fair value of the hedged asset or liability is recorded to the Consolidated Statements of Operations. When cash flow hedge accounting is discontinued because the derivative is sold, terminated, or exercised, the net gain or loss remains in accumulated other comprehensive income and is reclassified into earnings in the same period that the hedged transaction affects earnings or until it becomes unlikely that a hedged forecasted transaction will occur within two months of the originally scheduled time period. When hedge accounting is discontinued because a hedged item no longer meets the definition of a firm commitment, the derivative continues to be carried on the Consolidated Balance Sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the balance sheet and recognized as a gain or loss currently in earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur within two months of the originally specified time period, the derivative continues to be carried on the balance sheet at its fair value, and gains and losses reported in accumulated other comprehensive income are recognized immediately in the Consolidated Statements of Operations.

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

Note 2: New Accounting Standards

Prior Year Reclassifications

In the first quarter of fiscal year 2018, the Company adopted the provisions of ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The reclassification of certain prior year amounts as a result of the adoption of ASU 2017-07 is detailed below in section “Adopted Accounting Standard Updates.”

For the year ended December 31, 2018, the Company modified its presentation of (i) unrealized foreign currency net gains and losses on the translation of the assets and liabilities of its foreign operations and (ii) realized and unrealized foreign currency gains and losses on intercompany notes of a long-term nature and certain hedges of net investments in foreign operations, net of income taxes within the Consolidated Statements of Comprehensive Income, Consolidated Statements of Stockholders’ Equity and in the tables of Note 13 “Accumulated Other Comprehensive (Loss) Income.” Under the modified presentation, these two items, previously presented as “Foreign currency translation adjustments, net” and “Foreign currency gains (losses), net” are now presented together as “Foreign currency translation adjustments, net.” The Consolidated Statements of Comprehensive Income, Consolidated Statement of Stockholders’ Equity and the tables of Note 13 “Accumulated Other Comprehensive (Loss) Income” for the years ended December 31, 2017 and 2016 were reclassified to reflect this change in presentation.

Adopted Accounting Standard Updates (“ASU”)

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective approach. Under the modified retrospective approach, the Company is required to recognize the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings as of January 1, 2018, the date of initial application. The cumulative effect of initially applying ASC 606 was immaterial to the Consolidated Financial Statements. Therefore, the Company did not record a cumulative transition adjustment.

In conjunction with the adoption of ASC 606, the Company updated its significant accounting policy related to revenue recognition which can be found in Note 1 “Summary of Significant Accounting Policies” and Note 14 “Revenue from Contracts with Customers.”

Results for the year ended December 31, 2018 are presented under ASC 606. Prior periods were not adjusted and will continue to be reported in accordance with ASC 605 Revenue Recognition (“ASC 605”). However, during fiscal year 2018, the Company is required to provide additional disclosures presenting the amount by which each 2018 financial statement line item was affected as a result of applying ASC 606 and an explanation of significant changes in order to present 2018 on a comparative basis under ASC 605.

The following table summarizes the impacts of adopting ASC 606 on the Company’s Consolidated Statement of Operations for the year ended December 31, 2018.

Consolidated Statement of Operations

	As Reported	Adjustments	Balance Without Adoption of ASC 606
Revenues	$2,689.8	$(26.5)	$2,663.3
Cost of sales	1,677.3	(15.0)	1,662.3
Provision (benefit) for income taxes	80.1	(3.1)	77.0
Net Income (Loss)	269.4	(8.4)	261.0

The following table summarizes the impacts of adopting ASC 606 on the Company’s Consolidated Balance Sheet as of December 31, 2018.

Consolidated Balance Sheet

	As Reported	Adjustments	Balance Without Adoption of ASC 606
Assets
Inventories	$523.9	$15.0	$538.9
Other current assets(1)	60.7	(16.9)	43.8

Liabilities and Stockholders’ Equity
Accrued liabilities	248.5	6.5	255.0
Accumulated deficit	(308.7)	(8.4)	(317.1)
(1)	Adjustment represents “Contract asset.” See Note 14 “Revenue from Contracts with Customers” for an explanation of the Contract assets account included in “Other current assets” in the Consolidated Balance Sheets.

ASU 2017-07 Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

The Company adopted FASB ASU 2017-07 on January 1, 2018. The Company applied ASU 2017-07 retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement and prospectively for the capitalization of the service cost component of net periodic benefit cost in assets. ASU 2017-07 allows the Company to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. Applying the practical expedient, the Company reclassified $0.4 million of expense and $0.8 million of income from “Selling and administrative expenses” to “Other income, net” within the Consolidated Statements of Operations for the years ended December 31, 2017 and 2016, respectively.

ASU 2017-12 Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities

The Company early adopted FASB ASU 2017-12, Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities (“ASU 2018-12”) on January 1, 2018 using the modified retrospective approach. As of the adoption date, the Company was the fixed rate payor on 12 interest rate swap contracts that fixed the LIBOR-based index used to determine the interest rates charged on a total of $1,125.0 million of the Company’s LIBOR-based variable rate borrowings. The Company recorded a cumulative-effect adjustment on the adoption date increasing the opening balance of the “Accumulated deficit” line of the Consolidated Balance Sheets by $0.3 million and decreasing the “Accumulated Other Comprehensive Loss” line of the Consolidated Balance Sheets by $0.3 million.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this update replace most of the existing GAAP lease accounting guidance in order to increase transparency and comparability among organizations by recognizing right-of-use lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP. The amendments also expand disclosure requirements for key information about leasing arrangements. The Company will adopt ASU 2016-02 in the first quarter of 2019 utilizing the optional transition method. The Company updated its internal lease accounting policy to address the new standard, revised the Company’s business processes and controls, and completed the implementation and data input for the Company’s lease accounting software solution. The Company estimates that the adoption of ASU 2016-02 will result in the recognition of right-of-use assets and lease liabilities for operating leases of approximately $65 million to $75 million on its Consolidated Balance Sheets. The Company does not expect ASU 2016-02 to have a material impact on its results of operations or cash flows.

In March 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only related to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The ASU is effective for public companies beginning in the first quarter of 2019. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

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

Note 3: Business Combinations

The Company acquired seven businesses during the three years ended December 31, 2018. Proforma information regarding these acquisitions is not considered significant and has not been disclosed.

Acquisition of MP Pumps

On December 12, 2018, the Company acquired MP Pumps, Inc. (“MP Pumps”), a leading manufacturer of specialty industrial pumps and associated aftermarket parts. The Company acquired all of the assets and assumed certain liabilities of MP Pumps for total consideration, net of cash acquired, of $58.5 million, which consisted of cash payments of $57.8 million, a payable $0.1 million purchase price adjustment and a $0.6 million holdback. The purchase price adjustment and holdback are each expected to be paid by the end of the first quarter of 2019 and are recorded in “Accrued liabilities” in the Consolidated Balance Sheets. The revenues and operating income of MP Pumps are included in the Company’s consolidated financial statements from the acquisition date and are included in the Industrials segment. None of the goodwill resulting from this acquisition is deductible for tax purposes.

Acquisition of DV Systems, Inc.

On November 2, 2018, the Company acquired DV Systems, Inc. (“DV Systems”), a leading manufacturer of rotary screws and piston compressors and associated aftermarket parts. The Company acquired all of the assets and assumed certain liabilities of DV Systems for total consideration, net of cash acquired, of $16.1 million, which consisted of cash payments of $14.8 and a $1.3 million holdback. Of the $1.3 million holdback, $0.5 million is expected to be paid by the end of the fourth quarter of 2019, $0.4 million by the end of the second quarter of 2020, and $0.4 million by the end of the fourth quarter of 2020. $0.5 million of the holdback is recorded in “Accrued liabilities” in the Consolidated Balance Sheets and the remaining $0.8 million is recorded in “Other liabilities” in the Consolidated Balance Sheets. The revenues and operating income of DV Systems are included in the Company’s consolidated financial statements from the acquisition date and are included in the Industrials segment. None of the goodwill resulting from this acquisition is deductible for tax purposes.

Acquisition of PMI Pump Parts

On May 29, 2018, the Company acquired PMI Pump Parts (“PMI”), a leading manufacturer of plungers and other well service pump consumable products. The Company acquired all of the assets and assumed certain liabilities of PMI for total consideration, net of cash acquired, of $21.0 million, which consisted of cash payments of $18.8 million, a $2.0 million promissory note and a $0.2 million holdback. The $0.2 million holdback and $1.0 million of the promissory note were paid in the fourth quarter of 2018 and recorded in “Payments of contingent consideration” in the Consolidated Statements of Cash Flows. The remaining $1.0 million of the promissory note is expected to be paid by the end of the second quarter of 2019 and recorded in “Accrued liabilities” in the Consolidated Balance Sheets. The revenues and operating income of PMI are included in the Company’s consolidated financial statements from the acquisition date and are included in the Energy segment. None of the goodwill resulting from this acquisition is deductible for tax purposes.

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

Acquisition of LeROI Compressors

On June 5, 2017, the Company acquired 100% of the stock of LeROI Compressors (“LeROI”), a leading North American manufacturer of gas compression equipment and solutions for vapor recovery, biogas and other process and industrial applications. The Company acquired all of the assets and assumed certain liabilities of LeROI for total cash consideration of $20.4 million, net of cash acquired. Included in the cash consideration was an indemnity holdback of $1.9 million. During 2018, the holdback was adjusted to $1.7 million for repairs and further reduced by a $0.2 million payment made in the fourth quarter of 2018. The holdback payment was recorded in “Payments of contingent consideration” in the Consolidated Statements of Cash Flows. Of the $1.5 million remaining holdback, $1.0 million is expected to be paid by the end of the second quarter of 2019 and $0.5 million is expected to be paid by the end of the second quarter of 2021. Of the remaining $1.5 million holdback, $1.0 million is recorded in “Accrued liabilities” in the Consolidated Balance Sheets and $0.5 million is recorded in “Other liabilities.” The revenues and operating income of LeROI are included in the Company’s consolidated financial statements from the acquisition date and are included in the Industrials segment. None of the goodwill resulting from this acquisition is deductible for tax purposes.

Acquisition of the Non-Controlling Interest in Tamrotor Kompressorit Oy

On March 3, 2017, the Company acquired the remaining 49% non-controlling interest of Tamrotor Kompressorit Oy (“Tamrotor”), a distributor of the Company’s Industrials segment air compression products. The Company acquired the remaining interest in Tamrotor for total cash consideration of $5.2 million, consisting entirely of payments to the former shareholders. Included in the cash consideration was a holdback of $0.5 million that was paid in the third quarter of 2017. This transaction resulted in an increase to “Capital in excess of par value” of $2.3 million and an increase to “Accumulated other comprehensive loss” of $1.5 million in the Company’s Consolidated Balance Sheets.

Acquisition of ILS Innovative Laborsysteme GmbH and Zinsser Analytic GmbH

On August 31, 2016, the Company acquired 100% of the stock of ILS Innovative Laborsysteme GmbH (“ILS”) and Zinsser Analytic GmbH (“Zinsser Analytic”). ILS is a leading manufacturer of highly specialized micro-syringes and valves that are used in liquid handling instruments and is a global supplier to the world’s leading laboratory equipment manufacturers, laboratories and laboratory consumables distributors. Zinsser Analytic is an established provider of customized automated liquid handling systems, and also offers consumables products including polyethylene that are used in diagnostic or clinical labs. The Company acquired all of the assets and assumed certain liabilities of ILS and Zinsser Analytic for approximately $18.8 million, net of cash acquired. The revenues and operating income of ILS and Zinsser Analytic are included in the Company’s consolidated financial statements from the acquisition date and are included in the Medical segment. None of the goodwill resulting from this acquisition is deductible for tax purposes. During the first quarter of 2017, an incremental working capital true-up payment was made for approximately $0.3 million. This amount is in “Net cash paid in business combinations” in the Consolidated Statements of Cash Flows.

Acquisition Revenues and Operating Income (Loss)

The revenue included in the financial statements for these acquisitions subsequent to their acquisition date was $108.0 million, $27.8 million and $4.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. For the years ended December 31, 2018, 2017 and 2016, operating income (loss) included in the financial statements for the acquisitions described above, subsequent to their date of acquisition was $8.8 million, $3.7 million and ($0.3) million, respectively.

Note 4: Restructuring

Restructuring Programs 2014 to 2016

The Company announced a restructuring program in the Industrials segment in the third quarter of 2014 and that program was revised and expanded during the second quarter of 2016. In 2016, the Company also announced restructuring programs impacting the Energy and Medical segments. These restructuring programs were substantially completed as of December 31, 2017. Through December 31, 2017, $48.0 million had been charged to expense through “Other operating expense, net” in the Consolidated Statements of Operations ($38.5 million for Industrials, $6.3 million for Energy and $3.2 million for Medical). The Company does not anticipate any material future expense related to these restructuring programs and any remaining liabilities will be paid as contractually obligated. The activity associated with these restructuring programs for the year ended December 31, 2018 was not material.

The following table summarizes the activity associated with these restructuring programs for the year ended December 31, 2017.

Balance as of December 31, 2016	$20.9
Charged to expense - termination benefits	2.4
Charged to expense - other	2.9
Payments	(20.6)
Other, net	1.1
Balance as of December 31, 2017	$6.7

As of December 31, 2018, restructuring reserves of $1.3 million related to these programs are included in “Accrued liabilities” and restructuring reserves of $0.1 million are included in “Other liabilities” in the Consolidated Balance Sheets. As of December 31, 2017, restructuring reserves of $6.5 million related to these programs were included in “Accrued liabilities” and restructuring reserves of $0.2 million were included in “Other liabilities” in the Consolidated Balance Sheets.

Restructuring Program 2018

In the third quarter of 2018 the Company announced a restructuring program that primarily involves workforce reductions and facility consolidation. These actions continued in the fourth quarter and the Company expects additional restructuring activity in the first half of 2019 focused on targeted workforce optimization within general and administrative back-office and manufacturing overhead as well as continued facility consolidation. For the year ended December 31, 2018, $12.7 million was charged to expense through “Other operating expense, net” in the Consolidated Statements of Operations ($7.2 million for Industrials, $3.6 million for Energy, $1.2 million for Medical and $0.7 million for Corporate).

The following table summarizes the activity associated with this restructuring program for the year ended December 31, 2018.

Balance as of December 31, 2017	$—
Charged to expense - termination benefits	11.5
Charged to expense - other	1.2
Payments	(4.1)
Other, net	0.2
Balance as of December 31, 2018	$8.8

As of December 31, 2018, restructuring reserves of $8.8 million related to these programs are included in “Accrued liabilities” in the Consolidated Balance Sheets.

Note 5: Allowance for Doubtful Accounts

The allowance for doubtful trade accounts receivable for the years ended December 31, 2018, 2017 and 2016 consisted of the following.

	2018	2017	2016
Balance at beginning of the period	$18.7	$18.7	$19.3
Provision charged to expense	1.8	3.5	2.7
Write-offs, net of recoveries	(2.2)	(4.8)	(2.4)
Charged to other accounts(1)	(0.9)	1.3	(0.9)
Balance at end of the period	$17.4	$18.7	$18.7
(1)	Primarily includes the effect of foreign currency translation adjustments for the Company's subsidiaries with functional currencies other than the USD.

Note 6: Inventories

Inventories as of December 31, 2018 and 2017 consisted of the following.

	2018	2017
Raw materials, including parts and subassemblies	$369.2	$362.6
Work-in-process	58.1	57.9
Finished goods	83.4	60.6
	510.7	481.1
Excess of LIFO costs over FIFO costs	13.2	13.4
Inventories	$523.9	$494.5

As of December 31, 2018, $390.8 million (75%) of the Company’s inventory is accounted for on a first-in, first-out (“FIFO”) basis and the remaining $133.1 million (25%) is accounted for on a last-in, first-out (“LIFO”) basis.

As of December 31, 2017, $366.9 million (74%) of the Company’s inventory is accounted for on a first-in, first-out (“FIFO”) basis and the remaining $127.6 million (26%) is accounted for on a last-in, first-out (“LIFO”) basis.

Note 7: Property, Plant and Equipment

Property, plant and equipment, net as of December 31, 2018 and 2017 consisted of the following.

	2018	2017
Land and land improvements	$35.0	$34.7
Buildings	140.8	137.4
Machinery and equipment	275.9	261.8
Tooling, dies, patterns, etc.	61.7	55.9
Office furniture and equipment	40.1	37.3
Other	18.9	16.9
Construction in progress	34.2	23.0
	606.6	567.0
Accumulated depreciation	(250.0)	(203.8)
Property, plant and equipment, net	$356.6	$363.2

Note 8: Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill attributable to each reportable segment for the years ended December 31, 2018 and 2017 are as follows.

	Industrials	Energy	Medical	Total
Balance as of December 31, 2016	$515.8	$439.9	$199.0	$1,154.7
Acquisitions	7.9	—	—	7.9
Foreign currency translation and other(1)	37.9	20.3	6.8	65.0
Balance as of December 31, 2017	561.6	460.2	205.8	1,227.6
Acquisitions	89.2	8.7	—	97.9
Foreign currency translation and other(2)	(18.1)	(15.3)	(2.6)	(36.0)
Balance as of December 31, 2018	$632.7	$453.6	$203.2	$1,289.5
(1)	During the year ended December 31, 2017, the Company recorded an increase to goodwill of $0.4 million as a result of measurement period adjustments in the Medical segment.
(2)	During the year ended December 31, 2018, the Company recorded an increase to goodwill of $1.0 million as a result of measurement period adjustments in the Industrials segment.

The Company acquired four businesses during the year ended December 31, 2018. The excess of the purchase price over the estimated fair values of intangible assets, identifiable assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price was preliminary for these acquisitions and is subject to refinement based on final fair values of the identified assets acquired and liabilities assumed. The goodwill attributable to the four businesses acquired during the year ended December 31, 2018 are as follows.

Acquisitions	Date of Acquisition	Industrials	Energy	Medical	Total
Runtech	February 8, 2018	$63.6	$—	$—	63.6
PMI Pumps	May 29, 2018	—	8.7	—	8.7
DV Systems	November 2, 2018	4.7	—	—	4.7
MP Pumps	December 12, 2018	20.9	—	—	20.9
		$89.2	$8.7	$—	$97.9

In 2017, the Company acquired one entity in the Industrials segment as described in Note 3 “Business Combinations.” This acquisition resulted in $7.9 million of goodwill based on the purchase price allocation.

For the years ended December 31, 2018, 2017, and 2016, each reporting unit’s fair value was in excess of its net carrying value, and therefore, no goodwill impairment was recorded.

As of December 31, 2018 and 2017, goodwill included a total of $563.9 million of accumulated impairment losses within the Energy segment since the date of the KKR Transaction.

Other Intangible Assets

Other intangible assets as of December 31, 2018 and 2017 consisted of the following.

	2018		2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists and relationships	$1,245.5	$(567.8)	$1,226.8	$(473.0)
Acquired technology	21.7	(4.8)	8.1	(4.0)
Trademarks	44.9	(13.0)	30.3	(10.6)
Backlog	68.8	(68.6)	65.5	(65.5)
Other	62.3	(31.9)	53.6	(23.5)
Unamortized intangible assets:
Trademarks	611.3	—	623.5	—
Total other intangible assets	$2,054.5	$(686.1)	$2,007.8	$(576.6)

Amortization of intangible assets was $125.8 million, $118.9 million and $124.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization of intangible assets is anticipated to be approximately $119.5 million annually in 2019 through 2023 based upon currency exchange rates as of December 31, 2018.

The Company tests indefinite-lived intangible assets for impairment annually in the fourth quarter of each year using data as of October 1 of that year. The Company determines fair values for each of the indefinite-lived intangible assets using a relief from royalty methodology.

In the fourth quarter of 2018, the Company did not record an impairment charge related to indefinite-lived intangible assets as a result of the annual impairment test.

In the fourth quarter of 2017, as a result of the annual impairment test of indefinite-lived intangible assets, the Company recorded an impairment charge of $1.5 million related to indefinite-lived trademarks, including $1.2 million related to two trademarks in the Industrials segment and $0.3 million related to an indefinite-lived trademark in the Energy segment.

In the second quarter of 2016, as a result of the Industrials restructuring program, a $1.5 million charge was made for the impairment of a trademark that was discontinued and included in “Impairments of other intangible assets” in the Consolidated Statements of Operations. See Note 4 “Restructuring.”

In the fourth quarter of 2016, as a result of the annual impairment test of indefinite-lived intangible assets, the Company recorded an impairment charge of $24.4 million related to indefinite-lived trademarks, including $23.2 million related to three trademarks in the Industrials segment and $1.2 million related to an indefinite-lived trademark in the Energy segment.

Note 9: Accrued Liabilities

Accrued liabilities as of December 31, 2018 and 2017 consisted of the following:

	2018	2017
Salaries, wages, and related fringe benefits	$62.9	$97.3
Restructuring	10.1	6.5
Taxes	24.3	34.5
Contract liabilities(1)	69.6	42.7
Product warranty	23.9	22.3
Accrued interest	0.3	0.8
Other	57.4	67.1
Total accrued liabilities	$248.5	$271.2
(1)	For purposes of comparability, “Advance payments on sales contracts” as of December 31, 2017 was reclassified to “Contract liabilities.” See Note 14 “Revenue from Contracts with Customers” for an explanation of the Contract liabilities account included in “Accrued liabilities” in the Consolidated Balance Sheets.

A reconciliation of the changes in the accrued product warranty liability for the years ended December 31, 2018 and 2017 are as follows.

	2018	2017
Beginning balance	$22.3	$21.7
Product warranty accruals	25.6	24.1
Settlements	(24.6)	(25.0)
Charged to other accounts(1)	0.6	1.5
Ending balance	$23.9	$22.3
(1)	Includes primarily the effects of foreign currency translation adjustments for the Company’s subsidiaries with functional currencies other than the USD and changes in the accrual related to acquisitions or divestitures of businesses.

Note 10: Debt

Debt as of December 31, 2018 and 2017 consisted of the following.

	2018	2017
Short-term borrowings	$—	$—
Long-term debt:
Revolving credit facility, due 2020	$—	$—
Receivables financing agreement, due 2020	—	—
Term loan denominated in U.S. dollars, due 2024(1)	952.6	1,282.3
Term loan denomoinated in Euros, due 2024(2)	696.5	735.9
Capitalized leases and other long-term debt	26.3	26.9
Unamortized debt issuance costs	(3.3)	(4.9)
Total long-term debt, net, including current maturities	1,672.1	2,040.2
Current maturities of long-term debt	7.9	20.9
Total long-term debt, net	$1,664.2	$2,019.3
(1)	As of December 31, 2018, the applicable interest rate was 5.27% and the weighted-average rate was 4.84% for the year ended December 31, 2018.
(2)	As of December 31, 2018, the applicable interest rate was 3.00% and the weighted-average rate was 3.00% for the year ended December 31, 2018.

Senior Secured Credit Facilities

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

Amendment No. 2 refinanced the Original Dollar Term Loan Facility with a replacement $1,285.5 million senior secured U.S. dollar term loan facility (the “Dollar Term Loan Facility”) and the Original Euro Term Loan Facility with a replacement €615.0 million senior secured euro term loan facility (the “Euro Term Loan Facility”). Further the maturity for both term loan facilities was extended to July 30, 2024 and LIBOR Floor was reduced from 1.0% to 0.0%.

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

The borrower of the Dollar Term Loan Facility and the Euro Term Loan Facility is Gardner Denver, Inc. Prior to the Company entering into Amendment No. 1, GD German Holdings II GmbH became an additional borrower and successor in interest to Gardner Denver Holdings GmbH & Co. KG. GD German Holdings II GmbH, GD First (UK) Limited and Gardner Denver, Inc. are the listed borrowers under the Revolving Credit Facility. The Revolving Credit Facility includes borrowing capacity available for letters of credit up to $200.0 million and for borrowings on same-day notice, referred to as swingline loans. As of December 31, 2018, the Company had $6.5 million of outstanding letters of credit under the Revolving Credit Facility and unused availability of $263.4 million.

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

Interest Rate and Fees

Borrowings under the Dollar Term Loan Facility, the Euro Term Loan Facility and the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) the greater of LIBOR for the relevant interest period or 0.00% per annum, in each case adjusted for statutory reserve requirements, plus an applicable margin or (b) a base rate (the “Base Rate”) equal to the highest of (1) the rate of interest publicly announced by the administrative agent as its prime rate in effect at its principal office in Stamford, Connecticut, (2) the federal funds effective rate plus

0.50% and (3) LIBOR for an interest period of one month, adjusted for statutory reserve requirements, plus 1.00%, in each case, plus an applicable margin. The applicable margin for (i) the Dollar Term Loan Facility is 2.75% for LIBOR loans and 1.75% for Base Rate loans, (ii) the Revolving Credit Facility is 2.75% for LIBOR loans and 1.75% for Base Rate loans and (iii) the Euro Term Loan Facility is 3.00% for LIBOR loans.

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

Amortization and Final Maturity

The Dollar Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Dollar Term Loan Facility, with the balance being payable on July 30, 2024. In June 2018, September 2018 and December 2018 the Company used excess cash to repay $100.0 million, $150.0 million and $73.3 million, respectively, of principal on outstanding borrowings under the Dollar Term Loan Facility. As a result of the June 2018 prepayment, the Company is no longer subject to mandatory quarterly principal installment payments on the Dollar Term Loan Facility. The prepayments resulted in the write-off of unamortized debt issuance costs of $0.5 million for the year ended December 31, 2018, included in “Loss on Debt Extinguishment” in the Consolidated Statements of Operations.

The Euro Term Loan Facility includes repayments in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Euro Term Loan Facility, with the balance being payable on July 30, 2024.

Amendment No. 1 reduced the minimum aggregate principal amount for extension amendments to the facilities from $50.0 million to $35.0 million.

In May 2017, the Company used a portion of the proceeds from the initial public offering to repay $276.8 million principal amount of outstanding borrowings under the Original Dollar Term Loan Facility at par plus accrued and unpaid interest to the date of prepayment of $1.5 million. The prepayment resulted in the write-off of unamortized debt issuance costs of $4.3 million and unamortized discounts of $0.7 million included in “Loss on Debt Extinguishment” in the Consolidated Statements of Operations.

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

On December 13, 2018, the Company entered into Amendment No. 3 to the Senior Secured Credit Agreement dated as of July 30, 2013 (as amended by Amendment No. 1 to the Senior Secured Credit Agreement, dated as of March 4, 2016, and Amendment No. 2 to the Senior Secured Credit Agreement, dated as of August 17, 2017). Amendment No. 3 amended the definition of “change of control” to (i) remove the requirement that certain specified equity holders maintain a minimum ownership level of the outstanding voting stock of the Company, (ii) increase the threshold at which the acquisition of ownership by a person, entity or group of other equity holders constitutes a “change of control” from 35% of the outstanding voting stock of the Company to 50% of the outstanding voting stock of the Company and (iii) make certain other corresponding technical changes and updates.

Receivables Financing Agreement

In May 2016, the Company entered into the Receivables Financing Agreement, providing for aggregated borrowing of up to $75.0 million governed by a borrowing base. The Receivables Financing Agreement provides for a lower cost alternative for the issuance of letters of credit with the remaining unused capacity providing additional liquidity. On June 30, 2017, the Company signed the first amendment of the Receivables Financing Agreement which increased the aggregated borrowing capacity by $50.0 million to $125.0 million governed by a borrowing base and extended the term to June 30, 2020. The Receivables Financing Agreement terminates on June 30, 2020, unless terminated earlier pursuant to its terms. As of December 31, 2018, the Company had no outstanding borrowings under the Receivables Financing Agreement and $26.8 million of letters of credit outstanding. As of December 31, 2018 there was $83.3 million of capacity available under the Receivables Financing Agreement.

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

As part of the Receivables Financing Agreement, eligible accounts receivable of certain of the Company’s subsidiaries are sold to a wholly owned “bankruptcy remote” special purpose vehicle (“SPV”). The SPV pledges the receivables as security for loans and letters of credit. The SPV is included in the Company’s consolidated financial statements and therefore, the accounts receivable owned by it are included in the Company’s Consolidated Balance Sheets. However, the accounts receivable owned by the SPV are separate and distinct from the Company’s other assets and are not available to the Company’s other creditors should the Company become insolvent.

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

Senior Notes

In May 2017, the Company used a portion of the proceeds from the initial public offering to redeem all $575.0 million aggregate principal amount of its Senior Notes at a price of 105.156% of the principal amount redeemed, equal to $604.6 million, plus accrued and unpaid interest to the date of redemption of $10.2 million. The redemption of the Senior Notes resulted in the write-off of unamortized debt issuance costs of $15.8 million which was included in “Loss on Debt Extinguishment” in the Consolidated Statements of Operations. The premium paid on the Senior Notes, $29.7 million, was included in “Loss on Debt Extinguishment” in the Consolidated Statements of Operations.

Total Debt Maturities

Total debt maturities for the five years subsequent to December 31, 2018 and thereafter are approximately $6.9 million, $7.4 million, $7.7 million, $7.8 million, $8.0 million and $1,634.3 million, respectively.

Operating Lease Commitments

The annual rental payments for operating leases were $31.7 million, $30.8 million, and $32.3 million in 2018, 2017 and 2016, respectively. Future minimum rental payments for operating leases for the five years subsequent to December 31, 2018 and thereafter are approximately $25.8 million, $19.5 million, $13.9 million, $7.7 million, $5.4 million and $9.4 million, respectively.

Note 11: Benefit Plans

Pension and Postretirement Benefit Plans

The Company sponsors a number of pension and postretirement plans worldwide. Pension plan benefits are provided to employees under defined benefit pay-related and service-related plans, which are non-contributory in nature. The Company’s funding policy for the U.S. defined benefit pension plans is to contribute at least the minimum required contribution required by Employee Retirement Income Security Act (“ERISA”), as amended by the Pension Protection Act of 2016 (as amended by MAP-21, HAFTA, and BBA 15). The Company intends to make additional contributions, as necessary, to prevent benefit restrictions in the plans. The Company’s annual contributions to the non-U.S. pension plans are consistent with the requirements of applicable local laws.

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

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Other Postretirement Benefits
	2018	2017	2018	2017	2018	2017
Reconciliation of Benefit Obligations:
Beginning balance	$59.7	$59.7	$335.9	$323.7	$3.4	$3.2
Service cost	—	—	1.8	1.9	—	—
Interest cost	2.1	2.3	7.5	7.8	0.1	0.1
Plan amendments	—	—	3.6	—	—	—
Actuarial (gains) losses	0.4	2.0	(16.8)	(22.5)	(0.1)	0.2
Benefit payments	(2.9)	(2.8)	(10.2)	(9.1)	(0.2)	(0.2)
Plan settlements	(1.9)	(1.5)	—	—	—	—
Effect of foreign currency exchange rate changes	—	—	(16.9)	34.1	(0.1)	0.1
Benefit obligations ending balance	$57.4	$59.7	$304.9	$335.9	$3.1	$3.4
Reconciliation of Fair Value of Plan Assets:
Beginning balance	$63.1	$59.3	$238.7	$202.9
Actual return on plan assets	(0.7)	8.0	(8.1)	17.9
Employer contributions	0.1	0.1	4.2	5.7
Plan settlements	(1.9)	(1.5)	—	—
Benefit payments	(2.9)	(2.8)	(10.2)	(9.1)
Effect of foreign currency exchange rate changes	—	—	(12.4)	21.3
Fair value of plan assets ending balance	$57.7	$63.1	$212.2	$238.7
Funded Status as of Period End	$0.3	$3.4	$(92.7)	$(97.2)	$(3.1)	$(3.4)

Amounts recognized as a component of accumulated other comprehensive (loss) income as of December 31, 2018 and 2017 that have not been recognized as a component of net periodic benefit cost are presented in the following table.

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Postretirement Benefits
	2018	2017	2018	2017	2018	2017
Net actuarial losses (gains)	$6.7	$0.9	$48.9	$50.5	$(0.2)	$(0.1)
Prior service cost	—	—	3.5	—	—	—
Amounts included in accumulated other comprehensive (loss) income	$6.7	$0.9	$52.4	$50.5	$(0.2)	$(0.1)

For defined benefit pension plans, the Company estimates that $2.2 million of net losses and $0.1 million of prior service costs will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost during the year ending December 31, 2019. For other postretirement benefit plans, the Company estimates no net losses and prior service costs will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost during the year ending December 31, 2019.

Pension and other postretirement benefit liabilities and assets are included in the following captions in the Consolidated Balance Sheets as of December 31, 2018 and 2017.

	2018	2017
Other assets	$1.4	$4.6
Accrued liabilities	(2.1)	(2.0)
Pension and other postretirement benefits	(94.8)	(99.8)

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2018 and 2017.

	U.S. Pension Plans		Non-U.S. Pension Plans
	2018	2017	2018	2017
Projected benefit obligations	$1.0	$0.1	$291.7	$323.0
Accumulated benefit obligation	$1.0	$0.1	$288.1	$318.9
Fair value of plan assets	$—	$—	$201.2	$228.2

The accumulated benefit obligation for all U.S. defined benefit pension plans was $57.4 million and $58.6 million as of December 31, 2018 and 2017, respectively. The accumulated benefit obligation for all non-U.S. defined benefit pension plans was $299.1 million and $329.4 million as of December 31, 2018 and 2017, respectively.

The following tables provide the components of net periodic benefit cost (income) and other amounts recognized in other comprehensive (loss) income, before income tax effects, for the years ended December 31, 2018, 2017 and 2016.

	U.S. Pension Plans
	2018	2017	2016
Net Periodic Benefit Income:
Service cost	$—	$—	$—
Interest cost	2.1	2.3	2.5
Expected return on plan assets	(4.7)	(4.4)	(4.4)
Amortization of prior-service cost	—	—	—
Amortization of net actuarial loss	—	—	—
Net periodic benefit income	(2.6)	(2.1)	(1.9)
Loss due to settlement	—	—	0.1
Total net periodic benefit income recognized	$(2.6)	$(2.1)	$(1.8)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Net actuarial loss (gain)	$5.8	$(1.5)	$(3.9)
Amortization of net actuarial loss	—	—	(0.1)
Prior service cost	—	—	—
Amortization of prior service cost	—	—	—
Effect of foreign currency exchange rate changes	—	—	—
Total recognized in other comprehensive (loss) income	$5.8	$(1.5)	$(4.0)
Total recognized in net periodic benefit income and other comprehensive (loss) income	$3.2	$(3.6)	$(5.8)
	Non-U.S. Pension Plans
	2018	2017	2016
Net Periodic Benefit (Income) Cost:
Service cost	$1.8	$1.9	$1.6
Interest cost	7.5	7.8	8.8
Expected return on plan assets	(11.6)	(10.4)	(10.8)
Amortization of prior-service cost	—	—	—
Amortization of net actuarial loss	1.8	5.0	2.8
Net periodic benefit (income) cost	$(0.5)	$4.3	$2.4
Loss due to curtailments	—	—	—
Total net periodic benefit (income) cost recognized	$(0.5)	$4.3	$2.4

	Non-U.S. Pension Plans
	2018	2017	2016
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Net actuarial (gain) loss	$2.9	$(29.9)	$29.5
Amortization of net actuarial loss	(1.8)	(5.0)	(2.8)
Prior service cost	3.7	—	—
Amortization of prior service cost	—	—	(0.1)
Effect of foreign currency exchange rate changes	(2.8)	6.5	(8.3)
Total recognized in other comprehensive (loss) income	$2.0	$(28.4)	$18.3
Total recognized in net periodic benefit cost (income) and other comprehensive (loss) income	$1.5	$(24.1)	$20.7
	Other Postretirement Benefits
	2018	2017	2016
Net Periodic Benefit Cost:
Service cost	$—	$—	$—
Interest cost	0.1	0.1	0.2
Expected return on plan assets	—	—	—
Amortization of prior-service cost	—	—	—
Amortization of net actuarial loss	—	—	—
Net periodic benefit cost	$0.1	$0.1	$0.2
Loss due to curtailments or settlements	—	—	—
Total net periodic benefit cost recognized	$0.1	$0.1	$0.2
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Net actuarial loss (gain)	$(0.1)	$0.2	$—
Amortization of net actuarial loss	—	—	—
Prior service cost	—	—	—
Amortization of prior service cost	—	—	—
Effect of foreign currency exchange rate changes	0.1	—	—
Total recognized in other comprehensive (loss) income	$—	$0.2	$—
Total recognized in net periodic benefit cost and other comprehensive (loss) income	$0.1	$0.3	$0.2

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

The following weighted-average actuarial assumptions were used to determine net periodic benefit cost (income) for the years ended December 31, 2018, 2017 and 2016.

	Pension Benefits - U.S. Plans
	2018	2017	2016
Discount rate	3.6%	4.0%	4.1%
Expected long-term rate of return on plan assets	7.75%	7.75%	7.75%
	Pension Benefits - Non-U.S. Plans
	2018	2017	2016
Discount rate	2.3%	2.3%	3.3%
Expected long-term rate of return on plan assets	5.0%	5.0%	6.2%
Rate of compensation increases	2.8%	2.8%	2.9%
	Other Postretirement Benefits
	2018	2017	2016
Discount rate	4.4%	4.7%	4.7%

The following weighted-average actuarial assumptions were used to determine benefit obligations for the years ended December 31, 2018 and 2017:

	Pension Benefits - U.S. Plans
	2018	2017
Discount rate	4.0%	3.6%
	Pension Benefits - Non-U.S. Plans
	2018	2017
Discount rate	2.6%	2.3%
Rate of compensation increases	2.8%	2.8%
	Other Postretirement Benefits
	2018	2017
Discount rate	4.7%	4.4%

The following actuarial assumptions were used to determine other postretirement benefit plans costs and obligations for the years ended December 31, 2018, 2017 and 2016.

	Other Postretirement Benefits
	2018	2017	2016
Healthcare cost trend rate assumed for next year	7.9%	8.4%	8.7%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	7.9%	8.4%	8.7%
Year that the date reaches the ultimate trend rate	2020	2019	2018

A one-percentage-point increase or decrease in assumed healthcare cost trend rates as of December 31, 2018 would have less than a $0.1 million impact on total service and interest cost components of net periodic benefit costs and less than a $0.1 million impact on the postretirement benefit obligation.

The following table reflects the estimated benefit payments for the next five years and for the years 2024 through 2028. The estimated benefit payments for the non-U.S. pension plans were calculated using foreign exchange rates as of December 31, 2018.

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans
2019	$5.5	$10.0	$0.3
2020	$4.7	$10.2	$0.3
2021	$5.1	$11.1	$0.3
2022	$4.6	$11.1	$0.2
2023	$4.7	$12.0	$0.2
Aggregate 2024-2028	$19.0	$66.4	$1.0

In 2019, the Company expects to contribute approximately $0.1 million to the U.S. pension plans, approximately $4.7 million to the non-U.S. pension plans, and $0.3 million to the other postretirement benefit plans.

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

In 2018, the Company modified its investment strategy for the U.S. pension plans to a liabilities driven investment strategy to reduce the impact of market fluctuations by matching the pension plan assets to the present value of the future liabilities.

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

The Company’s primary pension plans are in the U.S. and UK which together comprise approximately 73% of the total benefit obligations and 89% of total plan assets as of December 31, 2018. The following table presents the long-term target allocations for these two plans as of December 31, 2018.

	U.S. Plan	UK Plan
Asset category:
Cash and cash equivalents	0%	0%
Equity	0%	50%
Fixed income	100%	30%
Real estate and other	0%	20%
Total	100%	100%

Fair Value Measurements

The following tables present the fair values of the Company’s pension plan assets as of December 31, 2018 and 2017 by asset category within the ASC 820 hierarchy (as defined in Note 18 “Fair Value Measurements”).

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(5)	Total
Asset Category
Cash and cash equivalents(1)	$1.3	$—	$—	$—	$1.3
Equity funds:
U.S. large-cap	—	11.1	—	—	11.1
International equity(2)	18.2	45.2	—	48.3	111.7
Total equity funds	18.2	56.3	—	48.3	122.8
Fixed income funds:
Corporate bonds - international	—	18.9	—	—	18.9
UK index-linked gilts	—	33.0	—	—	33.0
U.S. fixed income - intermediate duration	—	—	—	34.8	34.8
U.S. fixed income - long corporate	—	—	—	23.0	23.0
Total fixed income funds	—	51.9	—	57.8	109.7
Other types of investments:
International real estate(3)	—	19.9	—	—	19.9
Other(4)	—	—	16.2	—	16.2
Total	$19.5	$128.1	$16.2	$106.1	$269.9
	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV(5)	Total
Asset Category
Cash and cash equivalents(1)	$2.3	$—	$—	$—	$2.3
Equity funds:
U.S. large-cap	—	12.6	—	19.5	32.1
U.S. mid-cap and small-cap	—	—	—	3.1	3.1
International equity(2)	19.3	71.9	—	49.7	140.9
Total equity funds	19.3	84.5	—	72.3	176.1
Fixed income funds:
Corporate bonds - domestic	—	—	—	13.2	13.2
Corporate bonds - international	—	20.9	—	—	20.9
UK index-linked gilts	—	35.7	—	—	35.7
Diversified domestic securities	—	—	—	10.1	10.1
Total fixed income funds	—	56.6	—	23.3	79.9
Other types of investments:
U.S. real estate(3)	—	—	—	6.4	6.4
International real estate(3)	—	20.8	—	—	20.8
Other(4)	—	—	16.3	—	16.3
Total	$21.6	$161.9	$16.3	$102.0	$301.8
(1)	Cash and cash equivalents consist of traditional domestic and foreign highly liquid short-term securities with the goal of providing liquidity and preservation of capital while maximizing return on assets.

(2)	The International category consists of investment funds focused on companies operating in developed and emerging markets outside of the U.S. These investments target broad diversification across large and mid/small-cap companies and economic sectors.
(3)	U.S. and International real estate consists primarily of equity and debt investments made, directly or indirectly, in various interests in unimproved and improved real properties.
(4)	Other investments consist of insurance and reinsurance contracts securing the retirement benefits. The fair value of these contracts was calculated at the discount value of premiums paid by the Company, less expenses charged by the insurance providers. The insurance providers with which the Company has placed these contracts are well-known financial institutions with an established history of providing insurance services.
(5)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.

Defined Contribution Plans

The Company also sponsors defined contribution plans at various locations throughout the world. Benefits are determined and funded regularly based on terms of the plans or as stipulated in a collective bargaining agreement. The Company’s full-time salaried and hourly employees in the U.S. are eligible to participate in Company-sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401(k) of the Internal Revenue Code. The Company’s contributions to the savings plans are in the form of cash. The Company’s total contributions to all worldwide defined contribution plans for the years ended December 31, 2018, 2017, and 2016 were $15.9 million, $13.7 million and $12.8 million, respectively.

Other Benefit Plans

The Company offers a long-term service award program for qualified employees at certain of its non-U.S. locations. Under this program, qualified employees receive a service gratuity (“Jubilee”) payment once they have achieved a certain number of years of service. The Company’s actuarially calculated obligation equaled $4.1 million and $3.9 million as of December 31, 2018 and 2017, respectively.

There are various other employment contracts, deferred compensation arrangements, covenants not to compete, and change in control agreements with certain employees and former employees. The liabilities associated with such arrangements are not material to the Company’s consolidated financial statements.

Note 12: Stockholders’ Equity

As of December 31, 2018 and 2017, 1,000,000,000 shares of voting common stock were authorized. Shares of common stock outstanding were 198,169,855 and 196,217,971 as of December 31, 2018 and 2017, respectively. The Company is governed by the General Corporation Law of the State of Delaware. All authorized shares of voting common stock have a par value of $0.01. Shares of common stock reacquired are considered issued and reported as Treasury shares.

Note 13: Accumulated Other Comprehensive (Loss) Income

The Company’s other comprehensive (loss) income consists of (i) unrealized foreign currency net gains and losses on the translation of the assets and liabilities of its foreign operations; (ii) realized and unrealized foreign currency gains and losses on intercompany notes of a long-term nature and certain hedges of net investments in foreign operations, net of income taxes; (iii) unrealized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes; and (iv) pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes. See Note 11 “Benefit Plans” and Note 17 “Hedging Activities, Derivative Instruments and Credit Risk.”

The before tax (loss) income and related income tax effect are as follows.

	Foreign Currency Translation Adjustments, Net	Unrealized (Losses) Gains on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Accumulated Other Comprehensive Income
Balance as of December 31, 2015	$(173.0)	$(41.3)	$(51.3)	$(265.6)
Before tax loss	(55.2)	(1.5)	(14.3)	(71.0)
Income tax effect	(7.4)	0.6	1.0	(5.8)
Other comprehensive loss	(62.6)	(0.9)	(13.3)	(76.8)
Balance as of December 31, 2016	$(235.6)	$(42.2)	$(64.6)	$(342.4)
Before tax income	74.8	20.0	29.8	124.6
Income tax effect	31.2	(7.6)	(5.6)	18.0
Other comprehensive income	106.0	12.4	24.2	142.6
Balance as of December 31, 2017	$(129.6)	$(29.8)	$(40.4)	$(199.8)
Before tax (loss) income	(54.3)	25.3	(7.7)	(36.7)
Income tax effect	(6.7)	(7.2)	3.1	(10.8)
Other comprehensive (loss) income	(61.0)	18.1	(4.6)	(47.5)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2017-12)	—	0.3	—	0.3
Balance as of December 31, 2018	(190.6)	(11.4)	(45.0)	(247.0)

Changes in accumulated other comprehensive (loss) income by component for the periods described below are presented in the following table(1).

	Foreign Currency Translation Adjustments, Net	Unrealized (Losses) Gains on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
Balance as of December 31, 2015	$(173.0)	$(41.3)	$(51.3)	$(265.6)
Other comprehensive loss before reclassifications	(62.6)	(8.1)	(15.2)	(85.9)
Amounts reclassified from accumulated other comprehensive (loss) income	—	7.2	1.9	9.1
Other comprehensive loss	(62.6)	$(0.9)	(13.3)	(76.8)
Balance as of December 31, 2016	$(235.6)	$(42.2)	$(64.6)	$(342.4)
Other comprehensive income before reclassifications	106.0	0.9	21.1	128.0
Amounts reclassified from accumulated other comprehensive (loss) income	—	11.5	3.1	14.6
Other comprehensive income	106.0	12.4	24.2	142.6
Balance as of December 31, 2017	$(129.6)	$(29.8)	$(40.4)	$(199.8)
Other comprehensive (loss) income before reclassifications	(61.0)	6.6	(6.0)	(60.4)
Amounts reclassified from accumulated other comprehensive (loss) income	—	11.5	1.4	12.9
Other comprehensive (loss) income	(61.0)	18.1	(4.6)	(47.5)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2017-12)	—	0.3	—	0.3
Balance as of December 31, 2018	$(190.6)	$(11.4)	$(45.0)	$(247.0)
(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications out of accumulated other comprehensive (loss) income for the years ended December 31, 2018 and 2017 are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
Details about Accumulated Other Comprehensive Income Components	2018	2017	2016	Affected Line in the Statement Where Net Income is Presented
Loss on cash flow hedges Interest rate swaps	$15.1	$18.5	$11.6	Interest expense
	15.1	18.5	11.6	Total before tax
	(3.6)	(7.0)	(4.4)	Income tax benefit
	$11.5	$11.5	$7.2	Net of tax
Amortization of defined benefit pension and other postretirement benefit items	$1.8	$5.0	$3.0	(1)
	1.8	5.0	3.0	Total before tax
	(0.4)	(1.9)	(1.1)	Income tax benefit
	$1.4	$3.1	$1.9	Net of tax
Total reclassifications for the period	$12.9	$14.6	$9.1	Net of tax
(1)	These components are included in the computation of net periodic benefit cost (see Note 11 “Benefit Plans” for additional details).

Note 14: Revenue from Contracts with Customers

Overview

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method. See Note 2 “New Accounting Standards” for further discussion of the adoption.

The Company recognizes revenue when control is transferred to the customer. The amount of revenue recognized includes adjustments for any variable consideration, such as rebates, sales discounts, liquidated damages, etc., which are included in the transaction price, and allocated to each performance obligation. The variable consideration is estimated throughout the course of the contract using the Company’s best estimates. Judgments impacting variable consideration related to material rebate and sales discount programs, and significant contracts containing liquidated damage clauses are governed by management review processes.

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

Taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Sales commissions are due at the earlier of collection of payment from customers or recognition of revenue. Applying the practical expedient from ASC 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in “Selling and administrative expenses” in the Consolidated Statements of Operations.

Disaggregation of Revenue

The following table provides disaggregated revenue by reportable segment for the year ended December 31, 2018.

	Industrials	Energy	Medical	Total
Primary Geographic Markets
United States	$371.8	$706.2	$107.9	$1,185.9
Other Americas	82.8	119.1	2.3	204.2
Total Americas	$454.6	$825.3	$110.2	$1,390.1
EMEA	646.3	179.3	108.1	933.7
Asia Pacific	202.4	116.5	47.1	366.0
Total	$1,303.3	$1,121.1	$265.4	$2,689.8

Product Categories
Original equipment(1)	$893.0	$486.4	$256.6	$1,636.0
Aftermarket(2)	410.3	634.7	8.8	1,053.8
Total	$1,303.3	$1,121.1	$265.4	$2,689.8

Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$1,256.2	$1,058.9	$265.4	$2,580.5
Revenue recognized over time(4)	47.1	62.2	—	109.3
Total	$1,303.3	$1,121.1	$265.4	$2,689.8
(1)	Revenues from sales of capital equipment within the Industrials and Energy Segments and sales of components to original equipment manufacturers in the Medical Segment.
(2)	Revenues from sales of spare parts, accessories, other components and services in support of maintaining customer owned, installed base of the Company’s original equipment. Service revenue represents less than 10% of consolidated revenue.
(3)	Revenues from short and long duration product and service contracts recognized at a point in time when control is transferred to the customer generally when product delivery has occurred and services have been rendered.
(4)	Revenues primarily from long duration ETO product contracts and certain contracts for the delivery of a significant volume of substantially similar products recognized over time as contractual performance obligations are completed.

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

As of December 31, 2018, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $198.9 million in the next twelve months and $35.8 million in periods thereafter. The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time, and service contracts with an original duration greater than one year.

Contract Balances

The following table provides the contract balances as of December 31, 2018 and December 31, 2017 presented in the Consolidated Balance Sheets.

	December 31, 2018	December 31, 2017
Accounts receivable	$525.4	$536.3
Contract assets	19.6	—
Contract liabilities	69.6	42.7

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

Contract liabilities – Advance payments received from customers for contracts for which revenue is not yet recognized. The increase in the contract liabilities account as of December 31, 2018 from December 31, 2017 was primarily due to the acquisition of Runtech of $29.0 million. Contract liability balances are generally recognized in revenue within twelve months.

Contract assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Contract assets and liabilities are presented net on a contract level, where required.

Payments from customers are generally due 30-60 days after invoicing. Invoicing for sales of standard products generally coincides with shipment or delivery of goods. Invoicing for CTO and ETO contracts typically follows a schedule for billing at contractual milestones. Payment milestones normally include down payments upon the contract signing, completion of product design, completion of customer’s preliminary inspection, shipment or delivery, completion of installation, and customer’s on-site inspection. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets.

The Company has elected the practical expedient from ASC 606-10-32-18 and does not adjust the transaction price for the effects of a financing component if, at contract inception, the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

Note 15: Income Taxes

Income (loss) before income taxes for the years ended December 31, 2018, 2017 and 2016 consisted of the following.

	2018	2017	2016
U.S.	$169.0	$(145.8)	$(149.4)
Non-U.S.	180.5	33.1	86.2
Income (loss) before income taxes	$349.5	$(112.7)	$(63.2)

The following table details the components of the provision (benefit) for income taxes for the years ended December 31, 2018, 2017 and 2016.

	2018	2017	2016
Current:
U.S. federal	$25.6	$64.0	$(6.6)
U.S. state and local	1.5	3.0	1.3
Non-U.S.	47.8	49.8	57.8
Deferred:
U.S. federal	14.4	(217.5)	(61.4)
U.S. state and local	(0.7)	—	(3.4)
Non-U.S.	(8.5)	(30.5)	(19.6)
Provision (benefit) for income taxes	$80.1	$(131.2)	$(31.9)

The U.S. federal corporate statutory rate is reconciled to the Company’s effective income tax rate for the years ended December 31, 2018, 2017 and 2016 as follows.

	2018	2017	2016
U.S. federal corporate statutory rate	21.0%	35.0%	35.0%
State and local taxes, less federal tax benefit	0.3	3.1	4.0
U.S. deferred change due to U.S. tax law change	4.3	79.5	—
Net effects of foreign tax rate differential	2.2	6.2	19.9
Sale of subsidiary	0.3	(4.6)	(17.1)
Repatriation cost	(0.5)	3.8	4.4
U.S. transition tax toll charge net of FTC	(3.7)	(56.2)	—
Global Intangible Low-Tax Income (“GILTI”)	3.4	—	—
ASC 740-30 (formerly APB 23)	(1.0)	61.2	26.3
Valuation allowance changes	(1.2)	(1.1)	(15.9)
Impairment of other intangible assets	—	—	(0.6)
Uncertain tax positions	0.1	1.9	(7.0)
Nondeductible equity compensation	(3.0)	(9.2)	—
Nondeductible foreign interest expense	1.7	(3.0)	—
Other, net	(1.0)	(0.3)	1.5
Effective income tax rate	22.9%	116.3	50.5%

The principal items that gave rise to deferred income tax assets and liabilities as of December 31, 2018 and 2017 are as follows.

	2018	2017
Deferred Tax Assets:
Reserves and accruals	$51.0	$62.4
Postretirement benefits other than pensions	0.7	0.7
Postretirement benefits - pensions	16.9	15.6
Tax loss carryforwards	22.7	41.8
Foreign tax credit carryforwards	53.3	29.8
Other	8.4	19.4
Total deferred tax assets	153.0	169.7
Valuation allowance	(72.5)	(47.9)
Deferred Tax Liabilities:
LIFO inventory	(9.3)	(9.3)
Property, plant and equipment	(19.2)	(21.0)
Intangibles	(304.8)	(322.2)
Unremitted foreign earnings	(5.6)	(9.3)
Other	(5.8)	3.5
Total deferred tax liabilities	(344.7)	(358.3)
Net deferred income tax liability	$(264.2)	$(236.5)

The Company believes that it is more likely than not that it will realize its deferred tax assets through the reduction of future taxable income, other than for the deferred tax assets reflected below. Tax attributes and related valuation allowances as of December 31, 2018 were as follows.

	Tax Benefit	Valuation Allowance	Carryforward Period Ends
Tax Attributes to be Carried Forward
U.S. federal net operating loss	$0.1	$—	Unlimited
U.S. federal net operating loss	2.2	(2.1)	2029-2037
U.S. federal capital loss	6.8	(6.8)	2021
U.S. federal tax credit	53.3	(53.3)	2023-2037
U.S. state and local net operating losses	1.8	—	2018-2037
U.S. state and local tax credit	0.4	(0.1)	2018-2037
Non U.S. net operating losses	7.8	(6.6)	Unlimited
Non U.S. capital losses	0.5	(0.4)	Unlimited
Non U.S. alternative minimum tax credit	0.1	—	2026
Other deferred tax assets	6.0	(3.2)	Unlimited
Total tax carryforwards	$79.0	$(72.5)

A reconciliation of the changes in the valuation allowance for deferred tax assets for the years ended December 31, 2018, 2017 and 2016 are as follows.

	2018	2017	2016
Valuation allowance for deferred tax assets at beginning of the period	$47.9	$33.6	$23.8
Revaluation and change due to U.S. Tax Reform	23.4	10.7	—
Charged to tax expense	(4.2)	3.1	12.5
Charged to other accounts	(1.3)	1.6	(0.1)
Deductions(1)	6.7	(1.1)	(2.6)
Valuation allowance for deferred tax assets at end of the period	$72.5	$47.9	$33.6
(1)	Deductions relate to the realization of net operating losses or the removal of deferred tax assets.

Total unrecognized tax benefits were $11.5 million, $12.6 million and $6.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. The net decrease in this balance primarily relates to $0.5 million in lapse of statute of limitations and $0.6 million in changes due to currency fluctuations. Included in total unrecognized benefits as of December 31, 2018 is $11.5 million of unrecognized tax benefits that would affect the Company's effective tax rate if recognized, of which $0.7 million would be offset by a reduction of a corresponding deferred tax asset. The balance of total unrecognized tax benefits is not expected to significantly increase or decrease within the next twelve months. Below is a tabular reconciliation of the changes in total unrecognized tax benefits during the years ended December 31, 2018, 2017 and 2016.

	2018	2017	2016
Beginning balance	$12.6	$6.8	$4.8
Gross increases for tax positions of prior years	—	11.2	3.1
Gross decreases for tax positions of prior years	—	—	—
Gross increases for tax positions of current year	—	0.6	—
Settlements	—	(6.2)	(0.4)
Lapse of statute of limitations	(0.5)	(0.3)	(0.7)
Changes due to currency fluctuations	(0.6)	0.5	—
Ending balance	$11.5	$12.6	$6.8

The Company includes interest expense and penalties related to unrecognized tax benefits as part of the provision for income taxes. The Company's income tax liabilities as of December 31, 2018 and 2017 include accrued interest and penalties of $0.9 million and $0.8 million, respectively.

The statutes of limitations for U.S. Federal tax returns are open for the 2015 and 2017 tax years, and state returns are open beginning with the 2013 tax year. During 2018, the Company started and closed the 2014 and 2016 tax year IRS audits. No current U.S. federal audits are active as of December 31, 2018.

The Company is subject to income tax in approximately 35 jurisdictions outside the U.S. The statute of limitations varies by jurisdiction with 2005 being the oldest year still open. The Company's significant operations outside the U.S. are located in the United Kingdom and Germany. In the United Kingdom, tax years prior to 2012 are closed. However, the Company is currently under audit in the United Kingdom, which had originally included years 2012 to 2014, but was expanded to 2015 in December of 2017. The audit has not been completed as of the date of these financial statements. In Germany, generally, the tax years 2011 and beyond remain open to examination. The Company also commenced a general tax audit for the tax years 2011 to 2014 for Germany during 2018.

The Company recorded a deferred tax liability of approximately $114.0 million as of the KKR Transaction for the anticipated repatriation of a limited amount of unremitted foreign earnings generated prior to the KKR Transaction. These accumulated earnings of non-U.S. subsidiaries amounting to approximately $287.0 million are expected to supplement the Company’s projected U.S. operating cash flow in meeting the Company’s debt service requirements along with other U.S. cash flow needs during the term of its credit agreement. This deferred tax liability was adjusted to $94.1 million as of December 31, 2014, $94.6 million as of December 31, 2015, $77.3 million as of December 31, 2016 and $9.3 million as of December 31, 2017, based upon the estimated need to repatriate accumulated earnings of approximately $200.0 million. Due to the Tax Act, effective the fourth quarter of 2018, the Company decided to reverse its ASC 740-30 (formerly APB 23) position, and no longer asserts indefinite reinvestment for any historical non-U.S. earnings, or future non-U.S. earnings. The Company adjusted its ASC 740-30 deferred foreign tax liability to cover all estimated withholding, state income tax, and foreign income tax associated with repatriating all non-U.S. earnings as of December 31, 2018 back to the U.S. As a result, the recorded deferred tax liability of $5.6 million as of December 31, 2018 relates mainly to withholding tax.

Note 16: Stock-Based Compensation Plans

The Company has outstanding stock-based compensation awards granted under the 2013 Stock Incentive Plan (“2013 Plan”) and the 2017 Omnibus Incentive Plan (“2017 Plan”). Following the Company’s initial public offering, the Company may grant stock-based compensation awards pursuant to the 2017 Plan and ceased granting new awards pursuant to the 2013 Plan.

2017 Omnibus Incentive Plan

In May 2017, the Company’s Board approved the 2017 Plan. Under the terms of the Plan, the Company’s Board may grant up to 8.6 million stock based and other incentive awards. Any shares of common stock subject to outstanding awards granted under the Company’s 2013 plan that, after the effective date of the 2017 Plan, expire or are otherwise forfeited or terminated in accordance with their terms are also available for grant under the 2017 Plan. All stock options were granted to employees, directors and advisors with an exercise price equal to the fair value of the Company’s per share common stock at the date of grant. Stock option awards typically vest over four or five years and expire ten years from the date of grant.

2013 Stock Incentive Plan

The Company adopted the 2013 Plan on October 14, 2013 as amended on April 27, 2015 under which the Company had the ability to grant stock-based compensation awards to employees, directors and advisors. The total number of shares available for grant under the 2013 Plan and reserved for issuance was 20.9 million shares. All stock options were granted to employees, directors and advisors with an exercise price equal to the fair value of the Company’s per share common stock at the date of grant. Stock option awards vested over either five, four, or three years with 50% of each award vesting based on time and 50% of each award vesting based on the achievement of certain financial targets.

Prior to the Company’s initial public offering in May 2017, the Company had certain repurchase rights on stock acquired through the exercise of a stock option that created an implicit service period and created a condition in which an optionee did not receive the economic benefits of the option until the repurchase rights were eliminated. Before the elimination of the repurchase rights, no compensation expense was recorded for equity awards. The Company recognized a liability for compensation expense measured at intrinsic value when it was probable that an employee would receive benefits under the terms of the plan due to the termination of employment. The repurchase rights creating the implicit service period were eliminated at the initial public offering.

Stock-Based Compensation Expense

The $2.8 million of stock-based compensation expense for the year ended December 31, 2018 included expense for modifications of equity awards for certain former employees of $3.8 million and expense for equity awards granted under the 2013 Plan and 2017 Plan of $7.2 million reduced by a benefit for a reduction in the liability for stock appreciation rights (“SAR”) of $8.2 million. The $3.8 million of stock-based compensation expense for modifications for the year ended December 31, 2018 provided continued vesting through scheduled vesting dates and extended expiration dates for certain former employees. The incremental stock-based compensation was determined using the Black-Scholes option pricing model based on assumptions which included expected lives of 1.0 to 1.3 years, a risk-free rate of 2.0%, assumed volatility of 26.8% to 27.3% and an expected dividend rate of 0.0%. For the year ended December 31, 2017, the Company recognized stock-based compensation expense of approximately $77.6 million. These costs are included in “Other operating expense, net” in the Consolidated Statements of Operations.

As of December 31, 2018 and 2017, there was $20.3 million and $9.1 million of total unrecognized compensation expense related to outstanding stock options and restricted stock awards.

SARs, granted under the 2013 Plan are expected to be settled in cash and are accounted for as liability awards. As of December 31, 2018 and 2017 a liability of approximately $7.9 million and $16.8 million, respectively, for SARs was included in “Accrued liabilities” in the Consolidated Balance Sheets.

Stock Option Awards

A summary of the Company’s stock option (including SARs) activity for the years ended December 31, 2018, 2017 and 2016 is presented in the following table (underlying shares in thousands).

Stock-Based Compensation Awards
	Shares	Weighted-Average Exercise Price (per share)	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrisic Value of In-The-Money Options (in millions)
Outstanding at December 31, 2015	17,033	$8.36
Granted	2,427	$10.75
Settled	(1,980)	$8.18
Forfeited	(2,931)	$8.31
Converted to liability	(1,264)	$8.16
Outstanding at December 31, 2016	13,285	$8.85
Granted	799	$20.00
Settled	(193)	$8.17
Forfeited	(1,057)	$8.34
Outstanding at December 31, 2017	12,834	$9.54
Granted	866	$31.64
Settled	(905)	$8.40
Forfeited	(443)	$16.22
Outstanding at December 31, 2018	12,352	$10.93	6.1	$126.2
Vested at December 31, 2018	11,095	$9.18	5.8	$124.3

The following assumptions were used to estimate the fair value of options and SARs granted during the years ended December 31, 2018, 2017 and 2016.

	2018	2017	2016
Assumptions:
Expected life of options (in years)	7.0-7.5	5.0 - 6.3	5.1
Risk-free interest rate	2.9% - 3.1%	1.9 - 2.1%	1.3%
Assumed volatility	31.1% - 35.4%	41.2 - 45.8%	49.5%
Expected dividend rate	0.0%	0.0%	0.0%

Restricted Stock Unit Awards

A summary of the Company’s restricted stock unit activity for the year ended December 31, 2018 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2017	—	$—
Granted	372	$31.79
Vested	—	$—
Forfeited	(10)	$32.06
Non-vested as of December 31, 2018	362	$31.78

Deferred Stock Units

Concurrent with the Company’s initial public offering in May of 2017, the Company’s Board authorized the grant of 5.5 million deferred stock units (“DSU”) to all permanent employees that had not previously received stock-based awards under the 2013 Plan. The DSUs vested immediately upon grant, however, contained restrictions such that the employee may not sell or otherwise realize the economic benefits of the award until certain dates through May 2019. $97.4 million of compensation expense for the DSU awards was recognized in the year ended December 31, 2017 and included in “Other operating expense, net” in the Consolidated Statements of Operations.

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

Note 17: Hedging Activities, Derivative Instruments and Credit Risk

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

A substantial portion of the Company’s operations is conducted by its subsidiaries outside of the United States in currencies other than the USD. Almost all of the Company’s non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Other than the USD, the EUR, GBP, and Chinese Renminbi are the principal currencies in which the Company and its subsidiaries enter into transactions. The Company is exposed to the impacts of changes in foreign currency exchange rates on the translation of its non-U.S. subsidiaries’ assets, liabilities and earnings into USD. The Company has certain U.S. subsidiaries borrow in currencies other than the USD.

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

Derivative Instruments

The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017.

	December 31, 2018
	Derivative Classification	Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash Flow	$925.0	$—	$—	$11.2	$8.7
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$143.3	$1.3	$—	$—	$—
Foreign currency forwards	Fair Value	$27.5	$—	$—	$0.1	$—
	December 31, 2017
	Derivative Classification	Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash Flow	$1,125.0	$—	$—	$16.1	$30.6
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$94.4	$—	$—	$1.2	$—
(1)	Notional amounts represent the gross contract amounts of the outstanding derivatives excluding the total notional amount of positions that have been effectively closed through offsetting positions. The net gains and net losses associated with positions that have been effectively closed through offsetting positions but not yet settled are included in the asset and liability derivatives fair value columns, respectively.

Gains and losses on derivatives designated as cash flow hedges included in the Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2018, 2017 and 2016 are as presented in the table below. See Note 2 “New Accounting Standards” for a discussion of the adoption of ASU 2017-12.

	2018	2017	2016
Interest Rate Swap Contracts
Gain (loss) recognized in AOCI on derivatives	$10.1	$1.5	$(13.2)
Loss reclassified from AOCI into income (effective portion)(1)	(14.5)	(18.5)	(11.6)
Loss reclassified from AOCI into income (missed forecast)(2)	(0.6)	—	—
(1)	Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income (effective portion) were included in “Interest expense” in the Consolidated Statements of Operations.
(2)	In the third quarter, the Company used excess cash to pay down $150.0 million of its Dollar Term Loan Facility. Due to this unforecasted pay down of debt, the Company paid $2.7 million in the amendment of the interest rate swap contracts to reflect the updated forecasted cash flows. The updated forecasts caused certain hedged items to be deemed probable of not occurring in the future and thus, the Company accelerated the release of AOCI related to those hedged items. Losses reclassified from AOCI into income (missed forecast) were included in “Loss on extinguishment of debt” in the Consolidated Statements of Operations.

As of December 31, 2018, the Company is the fixed rate payor on eight interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $925.0 million of the Company’s LIBOR-based variable rate borrowings. These contracts carry fixed rates ranging from 3.3% to 4.3% and have expiration dates ranging from 2019 to 2020. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. Based on LIBOR-based swap yield curves as of December 31, 2018, the Company expects to reclassify losses of $12.9 million out of AOCI into earnings during the next 12 months. The Company’s LIBOR-based variable rate borrowings outstanding as of December 31, 2018 were $952.6 million and €607.3 million.

The Company had seven foreign currency forward contracts outstanding as of December 31, 2018 with notional amounts ranging from $7.6 million to $47.3 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included in the “Other operating expense, net” line on the face of the Consolidated Statements of Operations. The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty. It is the Company’s practice to recognize the gross amounts in the Consolidated Balance Sheets. The amount available to be netted is not material.

The Company’s gains (losses) on derivative instruments not designated as accounting hedges and total net foreign currency transaction gains (losses) for the years ended December 31, 2018, 2017 and 2016 were as follows.

	2018	2017	2016
Foreign currency forward contracts gains (losses)	$5.2	$(7.0)	$19.2
Total foreign currency transaction gains (losses), net	1.9	(9.3)	5.9

The Company has a significant investment in consolidated subsidiaries with functional currencies other than the USD, particularly the EUR. The Company designated its Original Euro Term Loan as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies in 2017 until it was extinguished and replaced on August 17, 2017 by a €615.0 million Euro Term Loan, further described in Note 10 “Debt.” On August 17, 2017, the Company designated the €615.0 million Euro Term Loan as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies. As of December 31, 2018, the Euro Term Loan of €607.3 million remained designated.

For the year ended December 31, 2016 and for the period from January 1, 2017 to August 16, 2017, the Company designated two cross currency interest rate swaps, each with a USD notional amount of $100.0 million as hedges of its net investment in EUR functional subsidiaries. Both cross currency interest rate swaps were terminated on August 16, 2017. The losses and gains from the change in the fair value of the designated net investment hedges were recorded through other comprehensive income. The recorded Accumulated Other Comprehensive (Loss) Income at the termination of the cross currency interest rate swaps will remain in Accumulated Other Comprehensive (Loss) Income until there is a substantial liquidation of the Company’s net investment in subsidiaries with EUR functional currencies.

The Company’s gains and (losses), net of income tax, associated with changes in the value of debt and designated cross currency interest rate swaps for the years ended December 31, 2018 and 2017, and the net balance of such gains and (losses) included in accumulated other comprehensive income as of December 31, 2018 and 2017 were as follows.

	2018	2017
Gain (loss), net of income tax, recorded through other comprehensive income	$24.4	$(50.2)
Balance included in accumulated other comprehensive (loss) income as of December 31, 2018 and 2017, respectively	56.5	32.1

With the exception of the cash proceeds from the termination of the cross currency interest rate swap contracts described earlier, all cash flows associated with derivatives are classified as operating cash flows in the Consolidated Statements of Cash Flows.

There were no off-balance sheet derivative instruments as of December 31, 2018 or 2017.

Credit Risk

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the derivative instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a fraction of the notional amount. The Company minimizes the credit risk related to derivatives by transacting only with multiple, high-quality counterparties that are major financial institutions with investment-grade credit ratings. The Company has not experienced any financial loss as a result of counterparty nonperformance in the past. The majority of the derivative contracts to which the Company is a party, settle monthly or quarterly, or mature within one year. Because of these factors, the Company believes it has minimal credit risk related to derivative contracts as of December 31, 2018.

Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and industries to which the Company’s products and services are sold, as well as their dispersion across many different geographic areas. As a result, the Company does not believe it has any significant concentrations of credit risk as of December 31, 2018 or 2017.

Note 18: Fair Value Measurements

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

The Company assessed indefinite-lived intangible assets, trademarks, in conjunction with the 2018 annual goodwill impairment test. The valuation of trademarks was based upon current sales projections and the relief from royalty method was applied. No impairment charge was recorded as a result of this analysis. Each trademark carrying value was in excess of its fair value.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis.

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards(1)	$—	$1.3	$—	$1.3
Trading securities held in deferred compensation plan(2)	5.8	—	—	5.8
Total	$5.8	$1.3	$—	$7.1
Financial Liabilities
Foreign currency forwards(1)	$—	$0.1	$—	$0.1
Interest rate swaps(3)	—	19.9	—	19.9
Deferred compensation plan(2)	5.8	—	—	5.8
Total	$5.8	$20.0	$—	$25.8
	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(2)	$5.8	$—	$—	$5.8
Total	$5.8	$—	$—	$5.8
Financial Liabilities
Foreign currency forwards(1)	$—	$1.2	$—	$1.2
Interest rate swaps(3)	—	46.7	—	46.7
Deferred compensation plan(2)	5.8	—	—	5.8
Total	$5.8	$47.9	$—	$53.7
(1)	Based on calculations that use readily observable market parameters as their basis, such as spot and forward rates.
(2)	Based on the quoted price of publicly traded mutual funds which are classified as trading securities and accounted for using the mark-to-market method.
(3)	Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of December 31, 2018. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

Note 19: Contingencies

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

The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the Products described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, inherent uncertainties of litigation and future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case (discussed below), or other inability to collect from the Company’s historical insurers or indemnitors, could cause a different outcome. While the outcome of legal proceedings is inherently uncertain, based on presently known facts, experience, and circumstances, the Company believes that the amounts accrued on its balance sheet are adequate and that the liabilities arising from the asbestos and silica-related personal injury lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. “Accrued liabilities” and “Other liabilities” on the Consolidated Balance Sheet include a total litigation reserve of $105.8 million and $105.6 million as of December 31, 2018 and December 31, 2017, with respect to potential liability arising from the Company’s asbestos-related litigation. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity.

The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has also pursued litigation against certain insurers or indemnitors, where necessary. The Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $103.0 million and $100.4 million as of December 31, 2018 and 2017, respectively, which was included in “Other assets” in the Consolidated Balance Sheets. During the year ended December 31, 2018, the Company received asbestos related insurance recoveries of $14.4 million, of which $6.2 million related to the recovery of indemnity payments, and was recorded as a reduction of the insurance recovery receivable in “Other assets” in the Consolidated Balance Sheets, and $8.2 million related to the reimbursement of previously expensed legal defense costs, and was recorded as a reduction of “Selling and administrative expenses” in the Consolidated Statements of Operations.

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

The Company has undiscounted accrued liabilities of $6.9 million and $7.5 million as of December 31, 2018 and December 31, 2017, respectively, on its Consolidated Balance Sheet to the extent costs are known or can be reasonably estimated for its remaining financial obligations for the environmental matters discussed above and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.

Note 20: Other Operating Expense

The components of “Other operating expense, net” are as follows.

	For the Years Ended December 31,
	2018	2017	2016
Other Operating Expense, Net
Foreign currency transaction (gains) losses, net	$(1.9)	$9.3	$(5.9)
Restructuring charges(1)	12.7	5.3	32.9
Environmental remediation expenses(2)	—	0.9	5.6
Stock-based compensation(3)	(2.3)	194.2	—
Shareholder litigation settlement recoveries(4)	(9.5)	—	—
Acquisition related expenses and non-cash charges(5)	9.8	3.4	4.8
(Gains) losses on asset and business disposals	(1.1)	0.8	0.1
Other, net	1.4	8.2	11.1
Total other operating expense, net	$9.1	$222.1	$48.6
(1)	See Note 4 “Restructuring.”
(2)	Estimated environmental remediation costs recorded on an undiscounted basis for a former production facility.
(3)	Represents stock-based compensation expense recognized for the year ended December 31, 2018 of $2.8 million, reduced by $5.1 million primarily due to a decrease in the estimated accrual for employer taxes related to DSUs as a result of a lower per share stock price.

Represents stock-based compensation expense recognized for the year ended December 31, 2017 for stock options outstanding of $77.6 million and DSUs granted to employees at the date of the initial public offering of $97.4 million under the 2013 Stock Incentive Plan and employer taxes related to DSUs granted to employees at the date of the initial public offering of $19.2 million.

(4)	Represents insurance recoveries of the Company’s shareholder litigation settlement in 2014.
(5)	Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs), and non-cash charges and credits arising from fair value purchase accounting adjustments.

Note 21: Segment Information

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

The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Income (Loss) Before Income Taxes for the years ended December 31, 2018, 2017 and 2016.

	2018	2017	2016
Revenue
Industrials	$1,303.3	$1,130.7	$1,082.3
Energy	1,121.1	1,014.5	628.4
Medical	265.4	230.2	228.7
Total Revenue	$2,689.8	$2,375.4	$1,939.4

	2018	2017	2016
Segment Adjusted EBITDA
Industrials	$288.2	$242.7	$217.6
Energy	337.8	296.1	143.8
Medical	75.0	62.4	61.9
Total Segment Adjusted EBITDA	701.0	601.2	423.3
Less items to reconcile Segment Adjusted EBITDA to Income (Loss) Before Income Taxes:
Corporate expenses not allocated to segments(1)	19.2	39.7	22.6
Interest expense	99.6	140.7	170.3
Depreciation and amortization expense	180.4	173.8	172.7
Impairment other intangible assets(2)	—	1.6	25.3
KKR fees and expenses(3)	—	17.3	4.8
Restructuring and related business transformation costs(4)	38.8	24.7	78.7
Acquisition related expenses and non-cash charges(5)	16.7	4.1	4.3
Environmental remediation loss reserve(6)	—	0.9	5.6
Expenses related to public stock offerings(7)	2.9	4.1	—
Establish public company financial reporting compliance(8)	4.3	8.1	0.2
Stock-based compensation(9)	(2.3)	194.2	—
Loss on extinguishment of debt(10)	1.1	84.5	—
Foreign currency transaction (gains) losses, net	(1.9)	9.3	(5.9)
Shareholder litigation settlement recoveries(11)	(9.5)	—	—
Other adjustments(12)	2.2	10.9	7.9
Income (Loss) Before Income Taxes	$349.5	$(112.7)	$(63.2)
(1)	Includes insurance recoveries of asbestos legal fees of $8.2 million in the year ended December 31, 2018.
(2)	Represents non-cash charges for impairment of other intangible assets.
(3)	Represents management fees and expenses paid to KKR.
(4)	Restructuring and related business transformation costs consist of the following.
	Year Ended December 31,
	2018	2017	2016
Restructuring charges	$12.7	$5.3	$32.9
Severance, sign-on, relocation and executive search costs	4.1	3.5	22.4
Facility reorganization, relocation and other costs	3.1	5.3	8.7
Information technology infrastructure transformation	0.8	5.2	2.3
(Gains) losses on asset and business disposals	(1.1)	0.8	0.1
Consultant and other advisor fees	14.1	1.7	9.7
Other, net	5.1	2.9	2.6
Total restructuring and related business transformation costs	$38.8	$24.7	$78.7
(5)	Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs) and non-cash charges and credits arising from fair value purchase accounting adjustments.
(6)	Represents estimated environmental remediation costs and losses relating to a former production facility.
(7)	Represents expenses related to the Company’s initial stock offering and subsequent secondary offerings.
(8)	Represents third party expenses to comply with the requirements of Sarbanes-Oxley in 2018 and the accelerated adoption of the new accounting standards (ASC 606 – Revenue from Contracts with Customers and ASC 842 – Leases) in the first quarter of 2018 and 2019, respectively, one year ahead of the required adoption dates for a private company.
(9)	Represents stock-based compensation expense recognized for stock options outstanding for the year ended December 31, 2018 of $2.8 million, reduced by $5.1 million primarily due to a decrease in the estimated accrual for employer taxes related to DSUs as a result of a lower per share stock price. See Note 16 “Stock-Based Compensation Plans.”

Represents stock-based compensation expense recognized for the year ended December 31, 2017 for stock options outstanding of $77.6 million and DSUs granted to employees at the date of the initial public offering of $97.4 million and employer taxes related to DSUs granted to employees at the date of the initial public offering of $19.2 million.

(10)	Represents losses on extinguishment of the senior notes, extinguishment of a portion of the U.S. Term Loan, refinancing of the Original Dollar Term Loan Facility and the Original Euro Term Loan Facility and losses reclassified from AOCI into income related to the amendment of the interest rate swaps in conjunction with the debt repayment.
(11)	Represents insurance recoveries of the Company’s shareholder litigation settlement in 2014.
(12)	Includes (i) the non-cash impact of net LIFO reserve adjustments, (ii) effects of amortization of prior service costs and amortization of losses in pension and other postretirement benefits (“OPEB”) expense, (iii) certain legal and compliance costs and (iv) other miscellaneous adjustments.

The following tables provide summarized information about the Company’s reportable segments.

Identifiable Assets

	2018	2017	2016
Industrials	$2,108.1	$2,029.4	$1,943.6
Energy	1,661.9	1,681.5	1,501.0
Medical	488.9	511.1	486.3
Total	4,258.9	4,222.0	3,930.9
General corporate (unallocated)	228.2	399.2	385.1
Total identifiable assets	$4,487.1	$4,621.2	$4,316.0

Depreciation and Amortization Expense

	2018	2017	2016
Industrials	$99.8	$94.5	$96.0
Energy	57.1	56.7	55.5
Medical	23.5	22.6	21.2
Total depreciation and amortization expense	$180.4	$173.8	$172.7

Capital Expenditures

	2018	2017	2016
Industrials	$24.7	$26.7	$44.7
Energy	22.7	21.1	21.4
Medical	4.8	9.0	8.3
Total	$52.2	$56.8	$74.4

The following table presents property, plant and equipment by geographic region for the years ended December 31, 2018, 2017 and 2016.

	Property, Plant and Equipment, net
	2018	2017	2016
United States	$199.9	$198.4	$197.9
Other Americas	6.3	6.8	7.2
Total Americas	206.2	205.2	205.1
EMEA(1)	126.3	132.3	125.3
Asia Pacific	24.1	25.7	28.0
Total	$356.6	$363.2	$358.4
(1)	Europe, Middle East and Africa (“EMEA”)

See Note 14 “Revenue from Contracts with Customers” for revenue by geographic region.

Note 22: Related Party

Affiliates of KKR participated as (i) a lender in the Company’s Senior Secured Credit Facilities discussed in Note 10 “Debt,” (ii) an underwriter in the Company’s initial public offering and its secondary offering by certain selling stockholders in May 2018, and (iii) a provider of services for the fiscal year 2017 debt refinancing transaction. KKR held a position in the Euro Term Loan Facility of €33.5 million and €49.9 million as of December 31, 2018 and 2017, respectively. KKR Capital Markets LLC, an affiliate of KKR, acted as an underwriter in connection with the initial public offering of the Company’s stock and received underwriter discounts and commissions of approximately $8.9 million for the year ended December 31, 2017. In May 2018, KKR Capital Markets LLC acted as an underwriter in connection with the secondary offering of the Company’s stock by certain selling stockholders and received underwriter discounts and commissions of approximately $5.2 million. In August 2017, KKR Capital Markets LLC received $1.5 million for services rendered in connection with the debt refinancing transaction.

The Company entered into a monitoring agreement, dated July 30, 2013, with KKR pursuant to which KKR will provide management, consulting and financial advisory services to the Company and its divisions, subsidiaries, parent entities and controlled affiliates. Under the terms of the monitoring agreement the Company was, among other things, obligated to pay KKR (or such affiliate(s) as KKR designates) an aggregate annual management fee in the initial annual amount of $3.5 million, payable in arrears at the end of each fiscal quarter, plus upon request all reasonable out of pocket expenses incurred in connection with the provision of services under the agreement. The management fee increased at a rate of 5% per year effective on January 1, 2014. In connection with the Company’s initial public offering, the monitoring agreement was terminated in accordance with its terms and the Company paid a termination fee of $16.2 million during the year ended December 31, 2017 which was included in “Selling and administrative expenses” on the Consolidated Statements of Operations. Prior to the termination of the monitoring agreement, the Company incurred management fees to KKR of $1.1 million and $4.1 million for the years ended December 31, 2017 and 2016 and out of pocket expenses of $0.7 million for the year ended December 31, 2016.

Note 23: Earnings (Loss) Per Share

The computations of basic and diluted income (loss) per share are as follows.

	Years Ended December 31,
	2018	2017	2016
Net income (loss) attributable to Gardner Denver Holdings, Inc.	$269.4	$18.4	$(36.6)
Average shares outstanding:
Basic	201.6	182.2	149.2
Diluted	209.1	188.4	149.2
Earnings (loss) per share:
Basic	$1.34	$0.10	$(0.25)
Diluted	$1.29	$0.10	$(0.25)

The DSUs described in Note 16 “Stock-Based Compensation Plans” are considered outstanding shares for the purpose of computing basic earnings (loss) per share because they will become issued solely upon the passage of time.

For the year ended December 31, 2018 and 2017, there were 0.8 million and 0.7 million anti-dilutive shares that were not included in the computation of diluted loss per share.

For the year ended December 31, 2016, there were 13.3 million potentially dilutive stock-based awards that were not included in the computation of diluted loss per share because their inclusion would be anti-dilutive.

Note 24: Share Repurchase Program

On August 1, 2018, the Board of Directors of Gardner Denver authorized a share repurchase program pursuant to which the Company may repurchase up to $250.0 million of its common stock effective through July 31, 2020, the date on which the repurchase program will expire. Under the repurchase program, Gardner Denver is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with all applicable securities laws and regulations, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Act of 1934. The share repurchase program does not obligate Gardner Denver to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. The timing and amount of any purchases of common stock will be based on Gardner Denver’s liquidity, general business and market conditions, debt covenant restrictions and other factors, including alternative investment opportunities and Gardner Denver’s desire to repay indebtedness.

For the year ended December 31, 2018, the Company repurchased 1,203,178 shares under the August 1, 2018 program at a weighted average price of $24.31 per share for an aggregate value of $29.2 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Gardner Denver Holdings Inc.,

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Gardner Denver Holdings Inc., and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, WI
February 27, 2019

We have served as the Company's auditor since 2013.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2018. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent and detect misstatements. Also, projections of any evaluation of effectiveness of future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our executive officer and our principal financial officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Form 10-K, and, as part of their audit, has issued its attestation report, included herein, on the effectiveness of our internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” in Part II, Item 8. Financial Statements and Supplementary Data in this Form 10-K.

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

Transition Agreement with Philip T. Herndon

On February 27, 2019, we entered into a Transition Agreement (the “Transition Agreement”) with Mr. Herndon. Under the Transition Agreement, subject to Mr. Herndon’s continued compliance with the restrictive covenants and his non revocation of the release and waiver of claims therein, he is entitled to:

•	a cash payment in the amount $639,830 payable in (i) ten equal monthly installments of $34,083 and (ii) a lump sum of $299,000;
•	subject to his electing to receive benefits under COBRA, continued group health coverage (on the same basis as actively employed employees of the Company) for 10 months following his last date of employment;
•	pursuant to the terms of the respective grant agreements, accelerated vesting of his outstanding restricted stock units (“RSUs”) and options granted pursuant to the Company’s 2017 Omnibus Incentive Plan that would have vested on the next vesting date following his termination date; and
•	continued vesting of his outstanding options granted pursuant to the Company’s 2013 Stock Incentive Plan for Key Employees in accordance with their terms following his termination date as if he remained an employee of the Company.

Under the Transition Agreement, Mr. Herndon is subject to various restrictive covenants; Mr. Herndon also continues to be subject to the covenants in his Management Stockholder’s Agreement.

The foregoing description of the Transition Agreement is qualified in its entirety by reference to the Transition Agreement, which is filed as Exhibit 10.37 hereto and incorporated herein by reference.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2018.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this Item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2018.

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of the existing equity compensation plans including our 2013 Stock Incentive Plan and 2017 Omnibus Incentive Plan. All equity compensation plans are described more fully in Note 16 “Stock-Based Compensation Plans” to our audited consolidated financial statements included elsewhere in this Form 10-K.

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants And Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in the first column)(3)
Equity compensation plans approved by securityholders	11,790,119	$14.56	8,151,718
(1)	Total includes 10,828,957 stock options and 119,241 share-settled stock appreciation rights under the Company’s 2013 Stock Incentive Plan and 834,836 stock options and 7,085 share-settled stock appreciation rights under the Company’s 2017 Omnibus Incentive Plan.
(2)	The weighted average exercise prices for the Company’s 2017 Omnibus Incentive Plan relates only to stock options. The calculation of the weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration.
(3)	These shares are available for grant as of December 31, 2018 under the Company’s 2017 Omnibus Incentive Plan. This includes 8,550,000 shares initially authorized for issuance under the Company’s 2017 Omnibus Incentive Plan and shares subject to awards under the Company’s 2013 Stock Incentive Plan that expired or were otherwise forfeited or terminated in accordance with their terms without the delivery of shares of the Company’s common stock in settlement thereof.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2018.

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

The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

Schedule to Consolidated Financial Statements

Schedule I – Condensed Financial Statements Gardner Denver Holdings, Inc. (Parent Company Only)	115

Exhibits

Exhibit Number	Exhibit Description
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
4.2
Amended and Restated Registration Rights Agreement, dated as of May 17, 2017, by and among KKR Renaissance Aggregator L.P.; KKR Renaissance Aggregator GP LLC; Gardner Denver Holdings, Inc. and each of the other parties thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017 (File no. 001-38095))

10.1†
2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.2
Senior Secured Credit Agreement, dated as of July 30, 2013, among Renaissance Acquisition Corp., the foreign borrowers described therein, Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), UBS AG, Stamford Branch, as administrative agent, and other agents and lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.3
Amendment No. 1, dated as of March 4, 2016, to the Senior Secured Credit Agreement, among Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), Gardner Denver, Inc., GD German Holdings II GmbH (as successor in interest to Gardner Denver Holdings GmbH & Co. KG), GD First (UK) Limited, UBS AG, Stamford Branch, as administrative agent, and other agents and lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.4
Amendment No. 2, dated as of August 17, 2017, to the Senior Secured Credit Agreement, among Gardner Denver Holdings, Inc., Gardner Denver, Inc., GD German Holdings II GmbH, GD First (UK) Limited, UBS AG, Stamford Branch, as administrative agent, and the other parties and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2017 (File no. 001-38095))

10.5
Amendment No. 3, dated as of December 13, 2018, to the Senior Secured Credit Agreement dated as of July 30, 2013, among Gardner Denver Holdings, Inc., Gardner Denver, Inc., GD German Holdings II GmbH, GD First (UK) Limited, UBS AG, Stamford Branch, as administrative agent, and the other parties and lenders part thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2018 (File no. 001-38095)

10.6
Pledge Agreement, dated as of July 30, 2013, among Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), Renaissance Acquisition Corp., the subsidiary pledgors identified therein and UBS AG, Stamford Branch, as collateral agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.7
Security Agreement, dated as of July 30, 2013, among Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), Renaissance Acquisition Corp., the subsidiary grantors identified therein and UBS AG, Stamford Branch, as collateral agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.8
Guarantee Agreement, dated as of July 30, 2013, among Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), the subsidiary guarantors identified therein and UBS AG, Stamford Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

Exhibit Number	Exhibit Description
10.9
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

10.10
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

10.11
Stockholders Agreement, dated as of May 17, 2017, between Gardner Denver Holdings, Inc. and KKR Renaissance Aggregator L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017 (File no. 001-38095))

10.12†	Form of Management Stockholder’s Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))
10.13†	Form of Director Stockholder’s Agreement (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))
10.14	Form of Advisor Stockholder’s Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))
10.15†
Form of Director Stock Option Agreement under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.16†
Form of Management Stock Option Agreement (December 2013) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.17†
Form of Management Stock Option Agreement (May 2015) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.18†
Form of Management Stock Option Agreement (May 2016, 3 year vesting) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.19†
Form of Management Stock Option Agreement (May 2016, 5 year vesting) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.20†
Form of Management Stock Option Agreement (December 2016) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.21†
Form of Amendment to Stock Option Agreement or Stock Appreciation Right Agreement under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.22†
Stock Option Agreement, dated as of March 7, 2014, under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) between Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and Andrew Schiesl (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

Exhibit Number	Exhibit Description
10.23†	Form of Sale Participation Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))
10.24†
Offer Letter, dated April 17, 2015, between Vicente Reynal and Gardner Denver, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.25†
Offer Letter, dated November 19, 2015, between Vicente Reynal and Gardner Denver, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.26†
Offer Letter, dated November 18, 2015, between Todd Herndon and Gardner Denver, Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.27†
Offer Letter, dated September 2, 2016, between Todd Herndon and Gardner Denver, Inc. (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.28†
Offer Letter, dated November 25, 2013, between Gardner Denver, Inc. and Andy Schiesl (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.29†
Employment Contract, dated September 11, 2018 between Gardner Denver Deutschland GmbH and Enrique Miñarro Viseras (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2018 (File No. 001-38095))

10.30†
Offer Letter, dated December 18, 2015, between Gardner Denver, Inc. and Neil Snyder (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on February 16, 2018 (File No. 001-38095))

10.31†	2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017 (File no. 001-38095))
10.32
Monitoring Fee Termination Agreement, dated as of May 17, 2017, between Gardner Denver Holdings, Inc. Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017 (File no. 001-38095))

10.33†
Form of Restricted Stock Unit Grant Notice and Agreement (2018) under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 27, 2018 (File No. 001-38095))

10.34†
Form of Director Restricted Stock Unit Grant Notice and Agreement under the Gardner Denver Holdings, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 27, 2018 (File no. 001-38095))

10.35†
Form of Stock Option Grant Notice and Agreement under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 the Registrant’s Annual Report on Form 10-K filed on February 16, 2018 (File no. 001-38095))

10.36†	Gardner Denver, Inc. Supplemental Excess Defined Contribution Plan (January 1, 2019 Restatement)
10.37†	Transition Agreement, dated as of February 27, 2019, between Gardner Denver, Inc. and Philip T. Herndon
21	Subsidiaries of Gardner Denver Holdings, Inc. as of December 31, 2018
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on the 27th day of February 2019, by the undersigned, thereunto duly authorized.

Gardner Denver Holdings, Inc.

By:	/s/ Vicente Reynal
Name: Vicente Reynal
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of February 2019 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/s/ Vicente Reynal	Chief Executive Officer and Director (principal executive officer), Director
Vicente Reynal

/s/ Neil D. Snyder	Vice President and Chief Financial Officer (principal financial officer)
Neil D. Snyder

/s/ Michael J. Scheske	Vice President and Corporate Controller (principal accounting officer)
Michael J. Scheske

/s/ Peter Stavros	Director
Peter Stavros

/s/ Brandon F. Brahm	Director
Brandon F. Brahm

/s/ William P. Donnelly	Director
William P. Donnelly

/s/ William E. Kassling	Director
William E. Kassling

/s/ Michael V. Marn	Director
Michael V. Marn

/s/ Nickolas Vande Steeg	Director
Nickolas Vande Steeg

/s/ Joshua T. Weisenbeck	Director
Joshua T. Weisenbeck

/s/ Elizabeth Centoni	Director
Elizabeth Centoni

/s/ Marc E. Jones	Director
Marc E. Jones

SCHEDULE 1 – GARDNER DENVER HOLDINGS, INC
(PARENT COMPANY ONLY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	For the Years Ended December 31,
	2018	2017	2016
Revenues	$—	$—	$—
Cost of sales	—	—	—
Gross Profit	—	—	—
Operating costs	(1.2)	19.5	12.9
Other operating expense, net	(22.4)	175.0	—
Operating Income (Loss)	23.6	(194.5)	(12.9)
Interest income	41.8	20.7	—
Income (Loss) Before Income Taxes	65.4	(173.8)	(12.9)
Income tax provision (benefit)	3.4	(16.1)	(4.5)
Income (Loss) of Parent Company	62.0	(157.7)	(8.4)
Equity in undistributed income (loss) of subsidiaries	207.4	176.1	(28.2)
Net Income (Loss)	269.4	18.4	(36.6)
Other comprehensive (loss) income	(47.5)	142.6	(76.8)
Comprehensive Income (Loss)	$221.9	$161.0	$(113.4)

SCHEDULE 1 – GARDNER DENVER HOLDINGS, INC
(PARENT COMPANY ONLY)
BALANCE SHEETS
(Dollars in millions)

	As of December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$1.0	$0.2
Total current assets	1.0	0.2
Equity in net assets of subsidiaries	781.9	605.9
Intercompany receivables	885.7	865.1
Deferred tax assets	15.5	22.2
Total assets	$1,684.1	$1,493.4

Liabilities and Stockholders' Equity
Other liabilities	$8.1	$16.6
Total liabilities	8.1	16.6
Stockholders' equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 201,051,291 and 198,377,237 shares issued at December 31, 2018 and December 31, 2017, respectively	2.0	2.0
Capital in excess of par value	2,282.7	2,275.4
Accumulated deficit	(308.7)	(577.8)
Treasury stock at cost; 2,881,436 and 2,159,266 shares at December 31, 2018 and 2017, respectively	(53.0)	(23.0)
Accumulated other comprehensive loss	(247.0)	(199.8)
Total Gardner Denver Holdings, Inc. stockholders' equity	1,676.0	1,476.8
Total liabilities and stockholders' equity	$1,684.1	$1,493.4

SCHEDULE 1 – GARDNER DENVER HOLDINGS, INC
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Years Ended December 31,
	2018	2017	2016

Cash Flows From Operating Activities:
Net cash provided by operating activities	$55.0	$9.2	$11.1

Cash Flows From Investing Activities:
Advances to subsidiaries	(20.3)	(899.3)	$—
Net cash used in investing activities	(20.3)	(899.3)	—

Cash Flows From Financing Activities:
Proceeds from stock option exercises	6.8	—	—
Purchases of treasury stock	(40.7)	(3.6)	(14.1)
Proceeds from the issuance of common stock	—	893.6	3.3
Net cash provided by (used in) financing activities	(33.9)	890.0	(10.8)
Increase (decrease) in cash and cash equivalents	0.8	(0.1)	0.3
Cash and cash equivalents, beginning of year	0.2	0.3	—
Cash and cash equivalents, end of year	$1.0	$0.2	$0.3

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

Gardner Denver Holdings, Inc. Parent Company only financial information has been derived from its consolidated financial statements and should be read in conjunction with the consolidated financial statements included in this report. The accounting policies for the registrant are the same as those described in Note 1 “Summary of Significant Accounting Policies” to our audited consolidated financial statements included elsewhere in this Form 10-K.

2. Subsidiary Transactions

Investment in Subsidiaries

Gardner Denver Holdings, Inc.’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries.

Dividends and Capital Distributions

There were no dividends received from subsidiaries during the years ended December 31, 2018, 2017 and 2016.

3. Debt

A discussion of long-term debt, including the five-year debt maturity schedule, can be found in Note 10 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K. Gardner Denver Holdings, Inc. had no long-term debt obligations as of December 31, 2018 and 2017.

4. Contingencies

For a summary of contingencies, see Note 19 “Contingencies” to our audited consolidated financial statements included elsewhere in this Form 10-K.