Form 10-Q
period 2019-03-31
GARDNER DENVER HOLDINGS, INC.
filed 2019-04-30
CIK 1699150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to___________
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

The registrant had outstanding 201,978,589 shares of Common Stock, par value $0.01 per share, as of April 24, 2019.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q.  Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and in this report, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

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

•	Our operating results could be adversely affected by a loss or reduction of business with key customers or consolidation or the vertical integration of our customer base.

•	Credit and counterparty risks could harm our business.

•	Acquisitions and integrating such acquisitions create certain risks and may affect our operating results.

•	The loss of, or disruption in, our distribution network could have a negative impact on our abilities to ship products, meet customer demand and otherwise operate our business.

Index
•
Our ongoing and expected restructuring plans and other cost savings initiatives may not be as effective as we anticipate, and we may fail to realize the cost savings and increased efficiencies that we expect to result from these actions. Our operating results could be negatively affected by our inability to effectively implement such restructuring plans and other cost savings initiatives.

•	Our success depends on our executive management and other key personnel and our ability to attract and retain top talent throughout the Company.

•	If we are unable to develop new products and technologies, our competitive position may be impaired, which could materially and adversely affect our sales and market share.

•	Cost overruns, delays, penalties or liquidated damages could negatively impact our results, particularly with respect to fixed-price contracts for custom engineered products.

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

Index
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

Website Disclosure

We use our website www.gardnerdenver.com as a channel of distribution of Company information.  Financial and other important information regarding us is routinely accessible through and posted on our website.  Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.  In addition, you may automatically receive e-mail alerts and other information about Gardner Denver Holdings, Inc when you enroll your email address by visiting the “Email Alerts” section of our website at www.investors.gardnerdenver.com.  The contents of our website is not, however, a part of this Quarterly Report on Form 10-Q.

Index
PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	For the Three Month Period Ended March 31, 2019	For the Three Month Period Ended March 31, 2018
Revenues	$620.3	$619.6
Cost of sales	389.8	387.7
Gross Profit	230.5	231.9
Selling and administrative expenses	107.7	106.9
Amortization of intangible assets	31.4	30.9
Other operating expense, net	11.2	4.3
Operating Income	80.2	89.8
Interest expense	22.4	26.0
Other income, net	(1.3)	(2.0)
Income Before Income Taxes	59.1	65.8
Provision for income taxes	12.0	23.4
Net Income	$47.1	$42.4
Basic earnings per share	$0.23	$0.21
Diluted earnings per share	$0.23	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	For the Three Month Period Ended March 31, 2019	For the Three Month Period Ended March 31, 2018
Net Income	$47.1	$42.4
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	(0.1)	34.4
Unrecognized gains on cash flow hedges, net	1.9	11.4
Pension and other postretirement prior service cost and gain or loss, net	0.2	0.4
Total other comprehensive income, net of tax	2.0	46.2
Total Comprehensive Income	$49.1	$88.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except share and per share amounts)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$263.7	$221.2
Accounts receivable, net of allowance for doubtful accounts of $17.9 and $17.4, respectively	509.9	525.4
Inventories	555.1	523.9
Other current assets	69.6	60.7
Total current assets	1,398.3	1,331.2
Property, plant and equipment, net of accumulated depreciation of $256.4 and $250.0, respectively	349.5	356.6
Goodwill	1,283.3	1,289.5
Other intangible assets, net	1,335.3	1,368.4
Deferred tax assets	1.2	1.3
Other assets	199.2	140.1
Total assets	$4,566.8	$4,487.1
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$7.9	$7.9
Accounts payable	342.4	340.0
Accrued liabilities	265.9	248.5
Total current liabilities	616.2	596.4
Long-term debt, less current maturities	1,622.3	1,664.2
Pensions and other postretirement benefits	91.9	94.8
Deferred income taxes	263.8	265.5
Other liabilities	234.9	190.2
Total liabilities	2,829.1	2,811.1
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 203,299,647 and 201,051,291 shares issued at March 31, 2019 and December 31, 2018, respectively	2.0	2.0
Capital in excess of par value	2,289.3	2,282.7
Accumulated deficit	(253.4)	(308.7)
Accumulated other comprehensive loss	(253.2)	(247.0)
Treasury stock at cost; 2,435,272 and 2,881,436 shares at March 31, 2019 and December 31, 2018, respectively	(47.0)	(53.0)
Total stockholders’ equity	1,737.7	1,676.0
Total liabilities and stockholders’ equity	$4,566.8	$4,487.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
 (Dollars in millions)

	For the Three Month Period Ended March 31, 2019	For the Three Month Period Ended March 31, 2018
Number of Common Shares Issued (in millions)
Balance at beginning of period	201.1	198.4
Issuance of common stock for stock-based compensation plans	2.2	1.0
Balance at end of period	203.3	199.4
Common Stock
Balance at beginning of period	$2.0	$2.0
Issuance of common stock for stock-based compensation plans	-	-
Balance at end of period	$2.0	$2.0
Capital in Excess of Par Value
Balance at beginning of period	$2,282.7	$2,275.4
Issuance of common stock for stock-based compensation plans	12.9	3.3
Issuance of treasury stock for stock-based compensation plans	(9.2)	(1.6)
Stock-based compensation	2.9	5.2
Balance at end of period	$2,289.3	$2,282.3
Accumulated Deficit
Balance at beginning of period	$(308.7)	$(577.8)
Net income	47.1	42.4
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2017-12)	-	(0.3)
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2018-02)	8.2	-
Balance at end of period	$(253.4)	$(535.7)
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(247.0)	$(199.8)
Foreign currency translation adjustments, net	(0.1)	34.4
Unrecognized gains on cash flow hedges, net	1.9	11.4
Pension and other postretirement prior service cost and gain or loss, net	0.2	0.4
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2017-12)	-	0.3
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2018-02)	(8.2)	-
Balance at end of period	$(253.2)	$(153.3)
Treasury Stock
Balance at beginning of period	$(53.0)	$(23.0)
Purchases of treasury stock	(8.5)	(6.2)
Issuance of treasury stock for stock-based compensation plans	14.5	1.6
Balance at end of period	$(47.0)	$(27.6)
Total Stockholders’ Equity	$1,737.7	$1,567.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (Dollars in millions)

	For the Three Month Period Ended March 31, 2019	For the Three Month Period Ended March 31, 2018
Cash Flows From Operating Activities:
Net income	$47.1	$42.4
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	31.4	30.9
Depreciation in cost of sales	11.8	11.4
Depreciation in selling and administrative expenses	2.3	2.7
Stock-based compensation expense	7.5	3.4
Foreign currency transaction losses, net	3.1	2.6
Net loss (gain) on asset dispositions	0.1	(1.2)
Deferred income taxes	(5.1)	2.8
Changes in assets and liabilities:
Receivables	5.4	10.0
Inventories	(33.5)	(42.9)
Accounts payable	8.8	8.4
Accrued liabilities	15.5	2.0
Other assets and liabilities, net	(25.6)	(12.3)
Net cash provided by operating activities	68.8	60.2
Cash Flows From Investing Activities:
Capital expenditures	(14.1)	(10.1)
Net cash paid in business combinations	(0.5)	(94.9)
Disposals of property, plant and equipment	(0.1)	3.0
Net cash used in investing activities	(14.7)	(102.0)
Cash Flows From Financing Activities:
Principal payments on long-term debt	(26.9)	(5.3)
Purchases of treasury stock	(8.5)	(6.2)
Proceeds from stock option exercises	18.1	3.3
Net cash used in financing activities	(17.3)	(8.2)
Effect of exchange rate changes on cash and cash equivalents	5.7	10.5
Net increase (decrease) in cash and cash equivalents	42.5	(39.5)
Cash and cash equivalents, beginning of period	221.2	393.3
Cash and cash equivalents, end of period	$263.7	$353.8

Supplemental Cash Flow Information
Cash paid for income taxes	$13.5	$13.8
Cash paid for interest	$21.1	$25.7
Capital expenditures in accounts payable	$4.5	$6.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 (Amounts in millions, except share and per share amounts)

Note 1. Condensed Consolidated Financial Statements

Basis of Presentation

Gardner Denver Holdings, Inc. is a holding company whose operating subsidiaries are Gardner Denver, Inc. (“GDI”) and certain of GDI’s subsidiaries.  GDI is a diversified, global manufacturer of highly engineered, application-critical flow control products and provider of related aftermarket parts and services. The accompanying condensed consolidated financial statements include the accounts of Gardner Denver Holdings, Inc. and its majority-owned subsidiaries (collectively referred to herein as “Gardner Denver” or the “Company”).  The financial information presented as of any date other than December 31, 2018 has been prepared from the books and records of the Company without audit.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of adjustments associated with acquisition accounting and normal recurring adjustments, necessary for the fair presentation of such financial statements.  All intercompany transactions and accounts have been eliminated in consolidation.

The Company’s unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”).

The results of operations for the three month period ended March 31, 2019 is not necessarily indicative of the results to be expected for the full year.  The balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.

In May 2017, the Company sold a total of 47,495,000 shares of common stock in an initial public offering of shares of common stock. On November 15, 2017, May 2, 2018 and October 31, 2018, the Company completed secondary offerings of 25,300,000 shares, 30,533,478 and 20,000,000 shares, respectively, of common stock held by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”). As a result of the secondary offerings, the Company is no longer considered a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”). KKR owns 70,671,135 shares of common stock, or approximately 35% of the total outstanding common stock based on the number of shares outstanding as of March 31, 2019.

Recently Adopted Accounting Standard Updates (“ASU”)

ASU 2016-02, Leases (Topic 842)

On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) ASU 2016-02, Leases (Topic 842) (“ASC 842”) utilizing the optional transition method.  The amendments in this update replaced most of the existing GAAP lease accounting guidance in order to increase transparency and comparability among organizations by recognizing right-of-use lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP.  The amendments also expanded disclosure requirements for key information about leasing arrangements.  The Company elected the package of practical expedients in transition for leases that commenced prior to January 1, 2019 whereby these contracts were not reassessed or reclassified from their previous assessment as of December 31, 2018.  The Company updated its internal lease accounting policy to address the new standard, revised the Company’s business processes and controls and completed the implementation and data input for the Company’s lease accounting software solution.  The most significant impact of the standard on the Company was the recognition of a $61.3 million operating right of use (“ROU”) asset and a $61.4 million operating lease liability on the Condensed Consolidated Balance Sheet as of March 31, 2019.   The standard did not have a material impact on both the Company’s Condensed Consolidated Statements of Operations and the Company’s Condensed Consolidated Statements of Cash Flows.  See Note 14, “Leases” for further discussion of the Company’s operating and financing leases.

Index
ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

On January 1, 2019, the Company adopted FASB ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The standard allows a reclassification from accumulated other comprehensive (loss) income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act as of January 1, 2019.  The Company recorded a cumulative-effect adjustment on the adoption date decreasing “Accumulated deficit” of the Condensed Consolidated Balance Sheets by $8.2 million and increasing “Accumulated other comprehensive loss” of the Condensed Consolidated Balance Sheets by $8.2 million.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update eliminate, add and modify certain disclosure requirements for fair value measurements as part of its disclosure framework project. The guidance is effective for public companies beginning in the first quarter of 2020. Early adoption is permitted. The Company is currently assessing the impact of this ASU on its condensed consolidated financial statements and evaluating the timing of adoption.

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this eliminate, add and modify certain disclosure requirements for defined benefit pension plans. The guidance is effective for public companies beginning with its annual report for fiscal year 2020. Early adoption is permitted. The Company is currently assessing the impact of this ASU on its condensed consolidated financial statements and evaluating the timing of adoption.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40); Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update require implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangement plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The Company is required to adopt this new guidance in the first quarter of 2020. Early adoption is permitted. The Company is currently assessing the impact of this ASU on its condensed consolidated financial statements and evaluating the timing of adoption.

Note 2. Business Combinations

Acquisition of MP Pumps, Inc.

On December 12, 2018, the Company acquired MP Pumps, Inc. (“MP Pumps”), a leading manufacturer of specialty industrial pumps and associated aftermarket parts. The Company acquired all of the assets and assumed certain liabilities of MP Pumps for total consideration, net of cash acquired, of $58.5 million, which consisted of cash payments of $57.8 million, a payable $0.1 million purchase price adjustment and a $0.6 million holdback. During the first quarter of 2019, an additional purchase price adjustment of $0.2 million removed the $0.1 million payable purchase price adjustment and reduced the holdback to $0.5 million.  The $0.5 million holdback was paid in the first quarter of 2019 and recorded in “Net cash paid in business combinations” of the Condensed Consolidated Statements of Cash Flows. The revenues and operating income of MP Pumps are included in the Company’s condensed consolidated financial statements from the acquisition date and are included in the Industrials segment. None of the goodwill resulting from this acquisition is deductible for tax purposes.

Acquisition of DV Systems, Inc.

On November 2, 2018, the Company acquired DV Systems, Inc. (“DV Systems”), a leading manufacturer of rotary screws and piston compressors and associated aftermarket parts. The Company acquired all of the assets and assumed certain liabilities of DV Systems for total consideration, net of cash acquired, of $16.1 million, which consisted of cash payments of $14.8 million and a $1.3 million holdback. During the first quarter of 2019, the purchase price was increased by $0.1 million and resulted in a payable $0.1 million purchase price adjustment.  Of the $1.3 million holdback and $0.1 million purchase price adjustment, $0.2 million is expected to be paid by the end of the second quarter of 2019, $0.3 million by the end of the fourth quarter of 2019, $0.4 million by the end of the first quarter of 2020, and $0.5 million by the end of the fourth quarter of 2020. $0.5 million of the holdback and purchase price adjustment is recorded in “Accrued liabilities” of the Condensed Consolidated Balance Sheets and the remaining $0.9 million is recorded in “Other liabilities” of the Condensed Consolidated Balance Sheets. The revenues and operating income of DV Systems are included in the Company’s condensed consolidated financial statements from the acquisition date and are included in the Industrials segment. None of the goodwill resulting from this acquisition is deductible for tax purposes.

Index
Acquisition of PMI Pump Parts

On May 29, 2018, the Company acquired PMI Pump Parts (“PMI”), a leading manufacturer of plungers and other well service pump consumable products. The Company acquired all of the assets and assumed certain liabilities of PMI for total consideration, net of cash acquired, of $21.0 million, which consisted of cash payments of $18.8 million, a $2.0 million promissory note and a $0.2 million holdback. The $0.2 million holdback and $1.0 million of the promissory note were paid in the fourth quarter of 2018.  The remaining $1.0 million of the promissory note is expected to be paid by the end of the second quarter of 2019 and recorded in “Accrued liabilities” of the Condensed Consolidated Balance Sheets. The revenues and operating income of PMI are included in the Company’s condensed consolidated financial statements from the acquisition date and are included in the Energy segment. None of the goodwill resulting from this acquisition is deductible for tax purposes.

Acquisition of Runtech Systems Oy

On February 8, 2018, the Company acquired 100% of the stock of Runtech Systems Oy (“Runtech”), a leading global manufacturer of turbo vacuum technology systems and optimization solutions for industrial applications. The Company acquired all of the assets and assumed certain liabilities of Runtech for total cash consideration of $94.9 million, net of cash acquired. The revenues and operating income of Runtech are included in the Company’s condensed consolidated financial statements from the acquisition date and are included in the Industrials segment. The purchase price allocation resulted in the recording of $63.6 million of goodwill and $31.3 million of amortizable intangible assets as of the acquisition date. None of the goodwill resulting from this acquisition is deductible for tax purposes.

Acquisition Revenues and Operating Income (Loss)

The revenue included in the financial statements for these acquisitions subsequent to their acquisition date was $25.8 million and $8.0 million for the three month periods ended March 31, 2019 and 2018, respectively. For the three month period ended March 31, 2019 and 2018, operating income (loss) included in the financial statements for the acquisitions described above, subsequent to their date of acquisition was $2.0 million and ($1.1) million, respectively.

Pro forma information regarding these acquisitions have not been provided as they did not have a material impact on the Company’s condensed consolidated results of operations individually or in the aggregate.

Note 3. Restructuring

Restructuring Program 2018

In the third quarter of 2018, the Company announced a restructuring program that primarily involves workforce reductions and facility consolidation. These actions continued in the fourth quarter and the Company expects additional restructuring activity in the first half of 2019 focused on targeted workforce optimization within general and administrative back-office and manufacturing overhead as well as continued facility consolidation. In the three month period ended March 31, 2019, $2.0 million was charged to expense through ‘‘Other operating expense, net’’ of the Condensed Consolidated Statements of Operations ($0.8 million for Industrials, $1.5 million for Energy and ($0.3) million for Medical).

Index
The following table summarizes the activity associated with the Company’s restructuring programs for the three month period ended March 31, 2019.

Balance as of December 31, 2018	$10.1
Charged to expense - Termination benefits	1.3
Charged to expense - Other	0.7
Payments	(3.3)
Other, net	(0.1)
Balance as of March 31, 2019	$8.7

As of March 31, 2019, restructuring reserves of $8.7 million are included in “Accrued liabilities” of the Condensed Consolidated Balance Sheets. As of December 31, 2018, restructuring reserves of $10.1 million related to these programs are included in ‘‘Accrued liabilities’’ of the Consolidated Balance Sheets.

Note 4. Inventories

Inventories as of March 31, 2019 and December 31, 2018 consisted of the following.

	March 31, 2019	December 31, 2018
Raw materials, including parts and subassemblies	$400.5	$369.2
Work-in-process	58.5	58.1
Finished goods	82.9	83.4
	541.9	510.7
Excess of LIFO costs over FIFO costs	13.2	13.2
Inventories	$555.1	$523.9

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill attributable to each reportable segment for the three month period ended March 31, 2019 is presented in the table below.

	Industrials	Energy	Medical	Total
Balance as of December 31, 2018	$632.7	$453.6	$203.2	$1,289.5
Foreign currency translation and other (1)	(2.2)	(3.8)	(0.2)	(6.2)
Balance as of March 31, 2019	$630.5	$449.8	$203.0	$1,283.3

(1)	During the three month period ended March 31, 2019, the Company recorded an increase in goodwill of $0.5 million as a result of measurement period adjustments in the Industrial segment.

As of March 31, 2019, goodwill included a total of $563.9 million of accumulated impairment losses within the Energy segment since the date of the transaction in which the Company was acquired by an affiliate of Kohlberg Kravis Roberts & Co. L.P. on July 30, 2013 (the “KKR Transaction”). There were no goodwill impairment charges recorded during the three month periods ended March 31, 2019 and 2018.

Index
Other intangible assets as of March 31, 2019 and December 31, 2018 consisted of the following.

	March 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer lists and relationships	$1,241.1	$(593.2)	$1,245.5	$(567.8)
Technology	21.2	(5.0)	21.7	(4.8)
Trademarks	44.6	(13.7)	44.9	(13.0)
Backlog	68.6	(68.6)	68.8	(68.6)
Other	62.0	(34.2)	62.3	(31.9)
Unamortized intangible assets
Trademarks	612.5	-	611.3	-
Total other intangible assets	$2,050.0	$(714.7)	$2,054.5	$(686.1)

Amortization of intangible assets was $31.4 million for the three month period ended March 31, 2019 and $30.9 million for the three month period ended March 31, 2018.  Amortization of intangible assets is anticipated to be approximately $122.9 million annually in 2020 through 2024 based upon exchange rates as of March 31, 2019.

Note 6. Accrued Liabilities

Accrued liabilities as of March 31, 2019 and December 31, 2018 consisted of the following.

	March 31, 2019	December 31, 2018
Salaries, wages and related fringe benefits	$62.7	$62.9
Restructuring	8.7	10.1
Taxes	28.6	24.3
Contract liabilities	64.3	69.6
Product warranty	21.8	23.9
Accrued interest	0.7	0.3
Operating lease liabilities(1)	18.3	-
Other	60.8	57.4
Total accrued liabilities	$265.9	$248.5

(1)
The Company adopted ASU 2016-02, Leases, on January 1, 2019 using the optional transition method.  See Note 1 “Condensed Consolidated Financial Statements” for further discussion of the adoption of ASU 2016-02 and Note 14 “Leases” for discussion of the Company’s operating and financing leases.

Index
A reconciliation of the changes in the accrued product warranty liability for the three month periods ended March 31, 2019 and 2018 are as follows.

	For the Three Month Period Ended March 31, 2019	For the Three Month Period Ended March 31, 2018
Balance at beginning of period	$23.9	$22.3
Product warranty accruals	6.8	6.1
Settlements	(8.8)	(5.4)
Charged to other accounts(1)	(0.1)	1.3
Balance at end of period	$21.8	$24.3

(1)
Includes primarily the effects of foreign currency translation adjustments for the Company’s subsidiaries with functional currencies other than the USD and changes in the accrual related to acquisitions.

Note 7. Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three month periods ended March 31, 2019 and 2018.

	Pension Benefits		Other Postretirement
	U.S. Plans	Non-U.S. Plans	Benefits
	For the Three Month Period Ended March 31, 2019	For the Three Month Period Ended March 31, 2019	For the Three Month Period Ended March 31, 2019
Service cost	$-	$0.4	$-
Interest cost	0.5	2.0	-
Expected return on plan assets	(0.5)	(2.6)	-
Recognition of:
Unrecognized prior service cost	-	-	-
Unrecognized net actuarial loss	-	0.5	-
	$-	$0.3	$-

Index
	Pension Benefits		Other Postretirement
	U.S. Plans	Non-U.S. Plans	Benefits
	For the Three Month Period Ended March 31, 2018	For the Three Month Period Ended March 31, 2018	For the Three Month Period Ended March 31, 2018
Service cost	$-	$0.5	$-
Interest cost	0.5	1.9	-
Expected return on plan assets	(1.2)	(3.0)	-
Recognition of:
Unrecognized prior service cost	-	-	-
Unrecognized net actuarial loss	-	0.5	-
	$(0.7)	(0.1)	$-

The components of net periodic benefit cost other than the service cost component are included in “Other income, net” of the Condensed Consolidated Statements of Operations.

Note 8. Debt

Debt as of March 31, 2019 and December 31, 2018 is summarized as follows.

	March 31, 2019	December 31, 2018
Short-term borrowings	$-	$-
Long-term debt:
Revolving credit facility, due 2020	$-	$-
Receivables financing agreement, due 2020	-	-
Term loan denominated in U.S. dollars, due 2024(1)	927.6	952.6
Term loan denominated in Euros, due 2024(2)	679.5	696.5
Capitalized leases and other long-term debt	26.1	26.3
Unamortized debt issuance costs	(3.0)	(3.3)
Total long-term debt, net, including current maturities	1,630.2	1,672.1
Current maturities of long-term debt	7.9	7.9
Total long-term debt, net	$1,622.3	$1,664.2

(1)	As of March 31, 2019, the applicable interest rate was 5.25% and the weighted-average interest rate was 5.24% for the three month period ended March 31, 2019.

(2)	As of March 31, 2019, the applicable interest rate was 3.00% and the weighted-average interest rate was 3.00% for the three month period ended March 31, 2019.

As of March 31, 2019, the Company had no outstanding borrowings, $27.6 million of letters of credit outstanding and $73.6 million of capacity available under the Receivables Financing Agreement (“RFA”).  The RFA requires that the Company comply with certain financial performance covenants including, among others, a Days’ Sales Outstanding (“DSO”) ratio.  As of March 31, 2019, the Company’s DSO ratio for the receivables under the RFA did not meet the covenant requirement.  The lender waived the covenant requirement as of March 31, 2019. Subsequent to the waiver, the next DSO covenant testing date is June 30, 2019.  As a result of the waiver, there is no impact of this covenant violation on the Company’s financial condition or liquidity. The Company was in compliance with the covenant requirements as of December 31, 2018.

In March 2019, the Company used excess cash to repay $25.0 million of principal on outstanding borrowings under the Dollar Term Loan Facility.

Index
Note 9. Stock-Based Compensation Plans

The Company has outstanding stock-based compensation awards granted under the 2013 Stock Incentive Plan (“2013 Plan”) and the 2017 Omnibus Incentive Plan (“2017 Plan”) as described in Note 16, “Stock-Based Compensation Plans” to the consolidated financial statements in its annual report on Form 10-K for the year ended December 31, 2018.

In the three month periods ended March 31, 2019 and 2018, the Company recognized stock-based compensation expense of approximately $7.5 million and $3.4 million, respectively. These costs are included in “Other operating expense, net” of the Condensed Consolidated Statements of Operations.

The $7.5 million of stock-based compensation expense for the three month period ended March 31, 2019 included expense of $0.7 million for the modification of a former employee’s equity awards, expense for equity awards granted under the 2013 Plan and 2017 Plan of $2.1 million and an increase in the liability for stock appreciation rights (“SAR”) of $4.7 million.  The $0.7 million stock-based compensation expense for the modification incurred in the three month period ended March 31, 2019 provided continued vesting through scheduled vesting dates for certain awards of a former employee.

As of March 31, 2019, there was $38.4 million of total unrecognized compensation expense related to outstanding stock options and restricted stock awards.

SARs, granted under the 2013 Plan are expected to be settled in cash and are accounted for as liability awards. As of March 31, 2019, a liability of approximately $9.6 million for SARs was included in “Accrued liabilities” of the Condensed Consolidated Balance Sheets.

Stock Option Awards

A summary of the Company’s stock option (including SARs) activity for the three month period ended March 31, 2019 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Exercise Price (per share)
Outstanding at December 31, 2018	12,352	$10.93
Granted	1,067	$27.05
Exercised or settled	(2,271)	$8.55
Forfeited	(57)	$32.06
Outstanding at March 31, 2019	11,091	$12.86
Vested at March 31, 2019	8,879	$9.48

The following assumptions were used to estimate the fair value of options granted (excluding previously disclosed modified awards) during the three month periods ended March 31, 2019 and 2018 using the Black-Scholes option-pricing model.

	Three Month Period Ended March 31, 2019	Three Month Period Ended March 31, 2018
Assumptions
Expected life of options (in years)	6.3	7.0 - 7.5
Risk-free interest rate	2.6%	2.9%
Assumed volatility	31.8%	35.1 - 35.4%
Expected dividend rate	0.0%	0.0%

Index
Restricted Stock Unit Awards

A summary of the Company’s restricted stock unit activity for the three month period ended March 31, 2019 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2018	362	$31.78
Granted	417	$27.05
Vested	(28)	$32.06
Forfeited	(25)	$32.06
Non-vested as of March 31, 2019	726	$29.01

Note 10. Accumulated Other Comprehensive (Loss) Income

The Company’s other comprehensive income (loss) consists of (i) unrealized foreign currency net gains and losses on the translation of the assets and liabilities of its foreign operations; (ii) realized and unrealized foreign currency gains and losses on intercompany notes of a long-term nature and certain hedges of net investments in foreign operations, net of income taxes; (iii) unrealized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes; and (iv) pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes.  See Note 7 “Pension and Other Postretirement Benefits” and Note 11 “Hedging Activities and Fair Value Measurements.”

The before tax income (loss) and related income tax effect are as follows.

	For the Three Month Period Ended March 31, 2019			For the Three Month Period Ended March 31, 2018
	Before-Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount

Foreign currency translation adjustments, net	$4.5	$(4.6)	$(0.1)	$29.7	4.7	$34.4
Unrecognized gains on cash flow hedges, net	1.3	0.6	1.9	15.1	(3.7)	11.4
Pension and other postretirement benefit prior service cost and gain or loss, net	0.1	0.1	0.2	(1.2)	1.6	0.4
Other comprehensive income	$5.9	$(3.9)	$2.0	$43.6	$2.6	$46.2

Index
On January 1, 2019, the Company adopted ASU 2018-02 which reclassified stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive (loss) income to retained (deficit) earnings.  The Company recorded a cumulative-effect adjustment which increased “Accumulated other comprehensive loss” of the Condensed Consolidated Balance Sheet by $8.2 million.  Changes in accumulated other comprehensive (loss) income by component for the three month periods ended March 31, 2019 and 2018 are presented in the following table (1).

	Foreign Currency Translation Adjustments, Net	Unrealized (Losses) Gains on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
Balance as of December 31, 2018	$(190.6)	$(11.4)	$(45.0)	$(247.0)
Other comprehensive loss before reclassifications	(0.1)	(0.9)	(0.2)	(1.2)
Amounts reclassified from accumulated other comprehensive (loss) income	-	2.8	0.4	3.2
Other comprehensive (loss) income	(0.1)	1.9	0.2	2.0
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2018-02)	(1.5)	(6.7)	-	(8.2)
Balance as of March 31, 2019	$(192.2)	$(16.2)	$(44.8)	$(253.2)

	Foreign Currency Translation Adjustments, Net	Unrealized (Losses) Gains on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
Balance as of December 31, 2017	$(129.6)	$(29.8)	$(40.4)	$(199.8)
Other comprehensive income before reclassifications	34.4	7.8	-	42.2
Amounts reclassified from accumulated other comprehensive (loss) income	-	3.6	0.4	4.0
Other comprehensive income	34.4	11.4	0.4	46.2
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2017-12)	-	0.3	-	0.3
Balance as of March 31, 2018	$(95.2)	$(18.1)	$(40.0)	$(153.3)

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

Index
Reclassifications out of accumulated other comprehensive (loss) income for the three month periods ended March 31, 2019 and 2018 are presented in the following table:

Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
Details about Accumulated Other Comprehensive (Loss) Income Components	For the Three Month Period Ended March 31, 2019	For the Three Month Period Ended March 31, 2018	Affected Line in the Statement Where Net Income is Presented
Loss on cash flow hedges
Interest rate swaps	$3.7	$4.8	Interest expense
	3.7	4.8	Total before tax
	(0.9)	(1.2)	Income tax benefit
	$2.8	$3.6	Net of tax
Amortization of defined benefit pension and other postretirement benefit items	$0.5	$0.5	(1)
	0.5	0.5	Total before tax
	(0.1)	(0.1)	Income tax benefit
	$0.4	$0.4	Net of tax
Total reclassifications for the period	$3.2	$4.0	Net of tax

(1)	These components are included in the computation of net periodic benefit cost. See Note 7 “Pension and Other Postretirement Benefits” for additional details.

Note 11. Hedging Activities and Fair Value Measurements

Hedging Activities

The Company is exposed to certain market risks during the normal course of its business arising from adverse changes in interest rates and foreign currency exchange rates. The Company selectively uses derivative financial instruments (‘‘derivatives’’), including foreign currency forward contracts and interest rate swaps, to manage the risks from fluctuations in foreign currency exchange rates and interest rates, respectively. The Company does not purchase or hold derivatives for trading or speculative purposes. Fluctuations in interest rates and foreign currency exchange rates can be volatile, and the Company’s risk management activities do not totally eliminate these risks.
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

Index
Derivative Instruments

The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.

	March 31, 2019
	Derivative Classification	Notional Amount (1)	Fair Value (1) Other Current Assets	Fair Value (1) Other Assets	Fair Value (1) Accrued Liabilities	Fair Value (1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash Flow	$925.0	$-	$-	$9.1	$10.1
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$32.8	$0.2	$-	$-	$-
Foreign currency forwards	Fair Value	$166.8	$-	$-	$3.3	$-

	December 31, 2018

	Derivative Classification	Notional Amount (1)	Fair Value (1) Other Current Assets	Fair Value (1) Other Assets	Fair Value (1) Accrued Liabilities	Fair Value (1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash Flow	$925.0	$-	$-	$11.2	$8.7
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$143.3	$1.3	$-	$-	$-
Foreign currency forwards	Fair Value	$27.5	$-	$-	$0.1	$-

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

Gains and losses on derivatives designated as cash flow hedges included in the Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2019 and 2018 are as presented in the table below.

	For the Three Month Period Ended March 31, 2019	For the Three Month Period Ended March 31, 2018
Interest rate swap contracts
(Loss) gain recognized in AOCI on derivatives	$(2.4)	$10.3
Loss reclassified from AOCI into income (effective portion)(1)	(3.7)	(4.8)

(1)	Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income were included within “Interest expense” of the Condensed Consolidated Statements of Operations.

As of March 31, 2019, the Company is the fixed rate payor on eight interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $925.0 million of the Company’s LIBOR-based variable rate borrowings.  These contracts carry fixed rates ranging from 3.3% to 4.3% and have expiration dates ranging from 2019 to 2020.  These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments.  Based on LIBOR-based swap yield curves as of March 31, 2019, the Company expects to reclassify losses of $14.0 million out of AOCI into earnings during the next 12 months.  The Company’s LIBOR-based variable rate borrowings outstanding as of March 31, 2019 were $927.6 million and €605.8 million.

Index
The Company had nine foreign currency forward contracts outstanding as of March 31, 2019 with notional amounts ranging from $4.0 million to $47.9 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates.  The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included within “Other operating expense, net” of the Condensed Consolidated Statements of Operations.  The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty.  It is the Company’s practice to recognize the gross amounts in the Condensed Consolidated Balance Sheets.  The amount available to be netted is not material.

The Company’s losses on derivative instruments not designated as accounting hedges and total net foreign currency losses for the three month periods ended March 31, 2019 and 2018 were as follows.

	For the Three Month Period Ended March 31, 2019	For the Three Month Period Ended March 31, 2018
Foreign currency forward contract losses	$(1.6)	$(1.0)
Total foreign currency transaction losses, net	(3.1)	(2.6)

The Company has a significant investment in consolidated subsidiaries with functional currencies other than the USD, particularly the EUR. The Company designated its Original Euro Term Loan as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies in 2017 until it was extinguished and replaced on August 17, 2017 by a €615.0 million Euro Term Loan, further described in Note 10 “Debt” to the consolidated financial statements in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018. On August 17, 2017, the Company designated the €615.0 million Euro Term Loan as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies. As of March 31, 2019, the Euro Term Loan of €605.8 million remained designated.

The Company’s gains and (losses), net of income tax, associated with changes in the value of debt for the three month periods ended March 31, 2019 and 2018 and the net balance of such gains and (losses) included in accumulated other comprehensive (loss) income as of March 31, 2019 and 2018 were as follows.

	For the Three Month Period Ended March 31, 2019	For the Three Month Period Ended March 31, 2018

Gain (loss), net of income tax, recorded through other comprehensive income	$11.6	$(15.2)
Balance included in accumulated other comprehensive (loss) income as of March 31, 2019 and 2018, respectively	68.2	17.0

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019.
	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards(1)	$-	$0.2	$-	$0.2
Trading securities held in deferred compensation plan(2)	6.5	-	-	6.5
Total	$6.5	$0.2	$-	$6.7
Financial Liabilities
Foreign currency forwards(1)	$-	$3.3	$-	$3.3
Interest rate swaps(3)	-	19.2	-	19.2
Deferred compensation plan(2)	6.5	-	-	6.5
Total	$6.5	$22.5	$-	$29.0

(1)	Based on calculations that use readily observable market parameters at their basis, such as spot and forward rates.

(2)	Based on the quoted price of publicly traded mutual funds which are classified as trading securities and accounted for using the mark-to-market method.

(3)
Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of March 31, 2019.  The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

Note 12. Revenue from Contracts with Customers

Overview

The Company recognizes revenue when the Company has satisfied its obligation and control is transferred to the customer. The amount of revenue recognized includes adjustments for any variable consideration, such as rebates, sales discounts, liquidated damages, etc., which are included in the transaction price, and allocated to each performance obligation. The variable consideration is estimated throughout the course of the contract using the Company’s best estimates. Judgments impacting variable consideration related to material rebate and sales discount programs, and significant contracts containing liquidated damage clauses are governed by management review processes.

The majority of the Company’s revenues are derived from short duration contracts and revenue is recognized at a single point in time when control is transferred to the customer, generally at shipment or when delivery has occurred or services have been rendered.

Index
The Company has certain long duration engineered to order (‘‘ETO’’) contracts that require highly engineered solutions designed to customer specific applications. For contracts where the contractual deliverables have no alternative use and the contract termination clauses provide for the recovery of cost plus a reasonable margin, revenue is recognized over time based on the Company’s progress in satisfying the contractual performance obligations, generally measured as the ratio of actual costs incurred to date to the estimated total costs to complete the contract. For contracts with termination provisions that do not provide for recovery of cost and a reasonable margin, revenue is recognized at a point in time, generally at shipment or delivery to the customer. Identification of performance obligations, determination of alternative use, assessment of contractual language regarding termination provisions, and estimation of total project costs are all significant judgments required in the application of ASC 606.

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

Taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Sales commissions are due at either collection of payment from customers or recognition of revenue. Applying the practical expedient from ASC 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in ‘‘Selling and administrative expenses’’ of the Condensed Consolidated Statements of Operations.

Disaggregation of Revenue

The following tables provide disaggregated revenue by reportable segment for the three month periods ended March 31, 2019 and 2018.

	For the Three Month Period Ended March 31, 2019
	Industrials	Energy	Medical	Total
Primary Geographic Markets
United States	$98.7	$142.8	$27.7	$269.2
Other Americas	21.1	22.3	0.6	44.0
Total Americas	$119.8	$165.1	$28.3	$313.2
EMEA	152.2	43.9	28.2	224.3
Asia Pacific	46.1	24.1	12.6	82.8
Total	$318.1	$233.1	$69.1	$620.3

Product Categories
Original equipment(1)	$219.7	$88.8	$66.8	$375.3
Aftermarket(2)	98.4	144.3	2.3	245.0
Total	$318.1	$233.1	$69.1	$620.3

Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$307.6	$216.1	$69.1	$592.8
Revenue recognized over time(4)	10.5	17.0	-	27.5
Total	$318.1	$233.1	$69.1	$620.3

Index
	For the Three Month Period Ended March 31, 2018
	Industrials	Energy	Medical	Total
Primary Geographic Markets
United States	$90.4	$165.4	$21.3	$277.1
Other Americas	21.2	27.5	0.9	49.6
Total Americas	$111.6	$192.9	$22.2	$326.7
EMEA	161.0	25.2	27.0	213.2
Asia Pacific	44.3	24.1	11.3	79.7
Total	$316.9	$242.2	$60.5	$619.6

Product Categories
Original equipment(1)	$215.6	$91.3	$58.1	$365.0
Aftermarket(2)	101.3	150.9	2.4	254.6
Total	$316.9	$242.2	$60.5	$619.6

Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$307.6	$239.0	$60.5	$607.1
Revenue recognized over time(4)	9.3	3.2	-	12.5
Total	$316.9	$242.2	$60.5	$619.6

(1)	Revenues from sales of capital equipment within the Industrials and Energy Segments and sales of components to original equipment manufacturers in the Medical Segment.

(2)	Revenues from sales of spare parts, accessories, other components and services in support of maintaining customer owned, installed base of the Company’s original equipment.

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

Performance Obligations

The majority of the Company’s contracts have a single performance obligation as the promise to transfer goods and/or services.  For contracts with multiple performance obligations, the Company utilizes observable prices to determine standalone selling price or cost plus margin if a standalone price is not available. The Company has elected to account for shipping and handling activities as fulfillment costs and not a separate performance obligation.  If control transfers and related revenue is recognized for the related good before the shipping and handling activities occur, the related costs of those shipping and handling activities are accrued.

The Company’s primary performance obligations include delivering standard or configured to order (“CTO”) goods to customers, designing and manufacturing a broad range of equipment customized to a customer’s specifications in ETO arrangements, rendering of services (maintenance and repair contracts), and certain extended or service type warranties.  For incidental items that are immaterial in the context of the contract, costs are expensed as incurred or accrued at delivery.

As of March 31, 2019, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $209.3 million in the next twelve months and $47.2 million in periods thereafter. The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time and service contracts with an original duration greater than one year.

Index
Contract Balances

The following table provides the contract balances as of March 31, 2019 and December 31, 2018 presented in the Condensed Consolidated Balance Sheets.

	March 31, 2019	December 31, 2018
Accounts receivable	$509.9	$525.4
Contract assets	24.8	19.6
Contract liabilities	64.3	69.6

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

Note 13. Income Taxes

The following table summarizes the Company’s provision for income taxes and effective income tax provision rate for the three month periods ended March 31, 2019 and 2018.

	For the Three Month Period Ended March 31, 2019	For the Three Month Period Ended March 31, 2018
Income before income taxes	$59.1	$65.8
Provision for income taxes	$12.0	$23.4
Effective income tax provision rate	20.3%	35.6%

The decrease in the provision for income taxes and decrease in the effective income tax provision rate for the three month period ended March 31, 2019 when compared to the same three month period of 2018 was primarily due to an increase in the amount of earnings generated in countries with lower statutory tax rates, an increase in windfall tax benefits and the Transition tax imposed under the Tax Cuts and Jobs Act of 2017.

Index
Note 14. Leases

The Company adopted ASC 842 on January 1, 2019 using the optional transition method.  See Note 1 “Condensed Consolidated Financial Statements” for further discussion of the adoption.

The Company has operating and financing leases for real estate, vehicles, IT equipment, office equipment and production equipment.  The Company determines if an arrangement is a lease and identifies the classification of the lease as a financing lease or an operating lease at inception.  Operating leases are recorded as operating lease right-of-use assets (“ROU assets”) in “Other assets” and operating lease liabilities in “Accrued liabilities” and “Other liabilities” of the Condensed Consolidated Balance Sheets.  Financing leases are recorded as financing ROUs in “Property, plant and equipment” and lease liabilities in “Short-term borrowings and current maturities of long-term debt” and “Long-term debt, less current maturities” of the Condensed Consolidated Balance Sheets.

At the date of commencement, lease liabilities are recorded at the present value of the future minimum lease payments over the lease term.  The lease term is equal to the initial term at commencement plus any renewal or extension options that the Company is reasonably certain will be exercised.  ROU assets at the date of commencement are equal to the amount of the initial lease liability, the initial direct costs incurred by the Company and any prepaid lease payments less any incentives received.

Subsequent to the commencement date, operating lease liabilities are recorded at the present value of unpaid lease payments discounted at a discount rate established at the commencement date.  Due to the absence of an implicit rate in the Company’s lease contracts, an incremental borrowing rate is used in the determination of the present value of future lease payments.  Incremental borrowing rates for a lease are based on the lease term, lease currency and the Company’s credit spread.  Operating ROU assets are recorded as the beginning balance less accumulated amortization with accumulated amortization equaling the straight-lined lease expense less the periodic accretion of the lease liability using the effective interest rate method.

Subsequent to the commencement date, financing lease liabilities are increased to reflect interest on the lease liability and decreased for principal lease payments made.  The financing ROU asset is measured at cost less amortization expense and any accumulated impairment loss.  Amortization expense is calculated on a straight-line basis over the lease term or remaining useful life.

The Company’s lease terms allow for the extension or termination of its leases and accounts for the extension and termination when it is reasonably certain that the Company will exercise the option or terminate the lease. Reassessment of the lease term occurs when there is a significant event or a significant change in circumstances that is within the control of the Company that directly affects whether the Company is reasonably certain to exercise or not to exercise an option to extend or terminate the lease or to purchase the underlying asset.

Contractual specifications and requirements may be modified.  The Company considers contract modifications to exist when the modification includes a change to the contractual terms, scope of the lease or the consideration given.  In the event that the right to use an additional asset is granted and the lease payments associated with the additional asset are commensurate with the ROU asset’s standalone price, the modification is accounted for as a separate contract and the original contract remains unchanged.  In the event that a single lease is modified, the Company reassessed the classification of the modified lease as of the effective date of the modification based on the modified terms and accounts for initial direct costs, lease incentives and any other payments made to or by the Company in connection with the modification in the same manner that items would be accounted for in connection with a new lease.  If there is an additional ROU asset included, the lease term is extended or reduced, or the consideration is the only change in the contract, the Company reallocates the remaining consideration in the contract and remeasures the lease liability using a discount rate determined at the effective date of the modification.  The remeasured lease liability for the modified lease is an adjustment to the corresponding ROU asset and does not impact the Condensed Consolidated Statements of Operations.  In the event of a full or partial termination, the carrying value of the ROU asset decreases on a basis proportionate to the full or partial termination and any difference between the reduction in the lease liability and the proportionate reduction of the ROU asset is recognized as a gain or loss at the effective date of the modification.

The Company elected not to recognize short-term leases on its balance sheet and continues to expense such leases.

Index
The components of lease expense for the three month period ended March 31, 2019 were as follows.

For the Three Month Period Ended March 31, 2019
Operating lease cost	$5.4

Finance lease cost
Amortization of right-of-use assets	$0.4
Interest on lease liabilities	0.4
Total finance lease cost	$0.8

Short-term lease cost	$0.2

Supplemental cash flow information related to leases was as follows.

For the Three Month Period Ended March 31, 2019
Cash paid for amounts included in the measurement of leases
Operating cash flows from operating leases	5.4
Operating cash flows from finance leases	0.4
Financing cash flows from finance leases	0.2

Supplemental balance sheet information related to leases was as follows.

March 31, 2019
Operating leases
Other assets	$61.3

Accrued liabilities	18.3
Other liabilities	43.1
Total operating lease liabilities	$61.4

Finance Leases
Property, plant and equipment	25.0

Short-term borrowings and current maturities of long-term debt	0.9
Long-term debt, less current maturities	25.2
Total finance lease liabilities	$26.1

Weighted Average Remaining Lease Term (in years)
Operating leases	2.9
Finance leases	14.3

Weighted Average Discount Rate
Operating leases	2.4%
Finance leases	6.3%

Index
Maturities of lease liabilities as of March 31, 2019 were as follows.

	Operating Leases	Finance Leases
2019 (excluding the three months ended March 31, 2019)	$15.0	$1.9
2020	16.3	2.5
2021	11.4	2.6
2022	7.7	2.6
2023	5.1	2.7
Thereafter	9.1	28.8
Total lease payments	$64.6	$41.1
Less imputed interest	3.2	15.0
Total	$61.4	$26.1

As of December 31, 2018, future minimum rental payments for operating leases for the five years subsequent to December 31, 2018 and thereafter were approximately $25.8 million, $19.5 million, $13.9 million, $7.7 million, $5.4 million and $9.4 million, respectively.  As of December 31, 2018, future minimum rental payments for capital leases for the five years subsequent to December 31, 2018 and thereafter were approximately 0.8 million, $1.0 million, $1.1 million, $1.2 million, $1.4 million and $20.7 million.

Note 15. Supplemental Information

The components of “Other operating expense, net” for the three month periods ended March 31, 2019 and 2018 were as follows.

	For the Three Month Period Ended March 31, 2019	For the Three Month Period Ended March 31, 2018
Other Operating Expense, Net
Foreign currency transaction losses, net	$3.1	$2.6
Restructuring charges(1)	2.0	-
Stock-based compensation(2)	9.3	2.7
Shareholder litigation settlement recoveries(3)	(6.0)	(4.5)
Acquisition related expenses and non-cash charges(4)	1.5	3.0
Losses (gains) on asset disposals	0.1	(1.2)
Other, net	1.2	1.7
Total other operating expense, net	$11.2	$4.3

(1)	See Note 3 “Restructuring.”

(2)	Represents stock-based compensation expense recognized for the three month period ended March 31, 2019 of $7.5 million, increased by $1.8 million due to costs associated with employer taxes.

Represents stock-based compensation expense recognized for the three month period ended March 31, 2018 of $3.4 million, decreased by $0.7 million due to the reduction of an accrual related to employer taxes.

(3)	Represents an insurance recovery of the Company’s shareholder litigation settlement in 2014.

(4)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs), and non-cash charges and credits arising from fair value purchase accounting adjustments.

Index
Note 16. Contingencies

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

Asbestos and Silica Related Litigation

The Company has been named as a defendant in a number of asbestos-related and silica-related personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources and typically the Company is one of approximately 25 or more named defendants.

Predecessors to the Company sometimes manufactured, distributed and/or sold products allegedly at issue in the pending asbestos and silica-related lawsuits (the ‘‘Products’’). However, neither the Company nor its predecessors ever mined, manufactured, mixed, produced or distributed asbestos fiber or silica sand, the materials that allegedly caused the injury underlying the lawsuits. Moreover, the asbestos-containing components of the Products, if any, were enclosed within the subject Products.

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

The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the Products described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, inherent uncertainties of litigation and future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case (discussed below), or other inability to collect from the Company’s historical insurers or indemnitors, could cause a different outcome. While the outcome of legal proceedings is inherently uncertain, based on presently known facts, experience, and circumstances, the Company believes that the amounts accrued on its balance sheet are adequate and that the liabilities arising from the asbestos and silica-related personal injury lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. ‘‘Accrued liabilities’’ and ‘‘Other liabilities’’ of the Condensed Consolidated Balance Sheets include a total litigation reserve of $105.2 million and $105.8 million as of March 31, 2019 and December 31, 2018, respectively, with regards to potential liability arising from the Company’s asbestos-related litigation. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity.

The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has also pursued litigation against certain insurers or indemnitors, where necessary. The Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $102.9 million and $103.0 million as of March 31, 2019 and December 31, 2018, respectively, which was included in ‘‘Other assets’’ of the Condensed Consolidated Balance Sheets.

The largest such recent action, Gardner Denver, Inc. v. Certain Underwriters at Lloyd’s, London, et al., was filed on July 9, 2010, in the Eighth Judicial Circuit, Adams County, Illinois, as case number 10-L-48 (the ‘‘Adams County Case’’). In the lawsuit, the Company seeks, among other things, to require certain excess insurer defendants to honor their insurance policy obligations to the Company, including payment in whole or in part of the costs associated with the asbestos-related lawsuits filed against the Company. In October 2011, the Company reached a settlement with one of the insurer defendants, which had issued both primary and excess policies, for approximately the amount of such defendant’s policies that were subject to the lawsuit. Since then, the case has been proceeding through the discovery and motions process with the remaining insurer defendants. On January 29, 2016, the Company prevailed on the first phase of that discovery and motions process (‘‘Phase I’’). Specifically, the Court in the Adams County Case ruled that the Company has rights under all of the policies in the case, subject to their terms and conditions, even though the policies were sold to the Company’s former owners rather than to the Company itself. On June 9, 2016, the Court denied a motion by several of the insurers who sought permission to appeal the Phase I ruling immediately rather than waiting until the end of the whole case as is normally required. The case is now proceeding through the discovery process regarding the remaining issues in dispute (‘‘Phase II’’).

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

Environmental Matters

The Company has been identified as a potentially responsible party (‘‘PRP’’) with respect to several sites designated for cleanup under U.S. federal ‘‘Superfund’’ or similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. Persons potentially liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although these laws impose joint and several liability on PRPs, in application the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Based on currently available information, the Company was only a small contributor to these waste sites, and the Company has, or is attempting to negotiate, de minimis settlements for their cleanup. The cleanup of the remaining sites is substantially complete and the Company’s future obligations entail a share of the sites’ ongoing operating and maintenance expense. The Company is also addressing four on-site cleanups for which it is the primary responsible party. Three of these cleanup sites are in the operation and maintenance stage and one is in the implementation stage.

The Company has undiscounted accrued liabilities of $6.4 million and $6.9 million as of March 31, 2019 and December 31, 2018, respectively, on its Condensed Consolidated Balance Sheets to the extent costs are known or can be reasonably estimated for its remaining financial obligations for the environmental matters discussed above and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.

Note 17. Segment Results

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

Index
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

The Chief Operating Decision Maker (‘‘CODM’’) evaluates the performance of the Company’s reportable segments based on, among other measures, Segment Adjusted EBITDA. Management closely monitors the Segment Adjusted EBITDA of each reportable segment to evaluate past performance and actions required to improve profitability. Inter-segment sales and transfers are not significant. Administrative expenses related to the Company’s corporate offices and shared service centers in the United States and Europe, which includes transaction processing, accounting and other business support functions, are allocated to the business segments. Certain administrative expenses, including senior management compensation, treasury, internal audit, tax compliance, certain information technology, and other corporate functions, are not allocated to the business segments.

Index
The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Income Before Income Taxes for the three month periods ended March 31, 2019 and 2018.

	For the Three Month Period Ended March 31, 2019	For the Three Month Period Ended March 31, 2018
Revenue
Industrials	$318.1	$316.9
Energy	233.1	242.2
Medical	69.1	60.5
Total Revenue	$620.3	$619.6
Segment Adjusted EBITDA
Industrials	$71.0	$66.8
Energy	60.0	68.0
Medical	20.0	15.9
Total Segment Adjusted EBITDA	$151.0	$150.7
Less items to reconcile Segment Adjusted EBITDA to Income
Before Income Taxes:
Corporate expenses not allocated to segments(a)	$10.9	$2.5
Interest expense	22.4	26.0
Depreciation and amortization expense	45.5	45.0
Restructuring and related business transformation costs(b)	4.1	4.5
Acquisition related expenses and non-cash charges(c)	1.6	4.6
Expenses related to public stock offerings(d)	-	1.4
Establish public company financial reporting compliance(e)	0.6	0.8
Stock-based compensation(f)	9.3	2.7
Foreign currency transaction losses, net	3.1	2.6
Shareholder litigation settlement recoveries(g)	(6.0)	(4.5)
Other adjustments(h)	0.4	(0.7)
Income Before Income Taxes	$59.1	$65.8

(a)	Includes insurance recoveries of asbestos legal fees of $5.6 million in the three month period ended March 31, 2018.

Index
(b)	Restructuring and related business transformation costs consist of the following.

	For the Three Month Period Ended March 31, 2019	For the Three Month Period Ended March 31, 2018
Restructuring charges	$2.0	$-
Severance, sign-on, relocation and executive search costs	1.0	2.0
Facility reorganization, relocation and other costs	0.6	0.6
Information technology infrastructure transformation	0.3	-
Losses (gains) on asset and business disposals	0.1	(1.2)
Consultant and other advisor fees	0.1	2.6
Other, net	-	0.5
Total restructuring and related business transformation costs	$4.1	$4.5

(c)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs) and non-cash charges and credits arising from fair value purchase accounting adjustments.

(d)	Represents certain expenses related to the Company’s initial stock offering and subsequent secondary offerings.

(e)
Represents third party expenses to comply with the requirements of Sarbanes-Oxley and the accelerated adoption of the new accounting standards (ASC 606 – Revenue from Contracts with Customers and ASC 842 – Leases) in the first quarter of 2018 and 2019, respectively, one year ahead of the required adoption dates for a private company.

(f)	Represents stock-based compensation expense recognized for the three month period ended March 31, 2019 of $7.5 million, increased by $1.8 million due to costs associated with employer taxes.

Represents stock-based compensation expense recognized for the three month period ended March 31, 2018 of $3.4 million, decreased by $0.7 million due to the reduction of an accrual related to employer taxes.

(g)	Represents an insurance recovery of the Company’ shareholder litigation settlement in 2014.

(h)
Includes (i) effects of amortization of prior service costs and amortization of losses in pension and other postemployment (‘‘OPEB’’) expense, (ii) certain legal and compliance costs and (iii) other miscellaneous adjustments.

Note 18. Related Party Transactions

Affiliates of KKR participated as a lender in the Company’s Senior Secured Credit Facilities.  KKR held a position in the Euro Term Loan Facility of €36.4 million as of March 31, 2019.

Index
Note 19. Earnings Per Share

The computations of basic and diluted earnings per share are as follows.

	For the Three Month Period Ended March 31, 2019	For the Three Month Period Ended March 31, 2018
Net income	$47.1	$42.4
Average shares outstanding
Basic	201.6	201.6
Diluted	207.7	209.9
Earnings per share
Basic	$0.23	$0.21
Diluted	$0.23	$0.20

The DSUs described in Note 16, “Stock-Based Compensation Plans” to the consolidated financial statements in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018 are considered outstanding shares for the purpose of computing basic earnings per share because they will become issued solely upon the passage of time.

For the three month periods ended March 31, 2019 and 2018, there were 2.5 million and 0.7 million anti-dilutive shares that were not included in the computation of diluted earnings per share.

Note 20. Subsequent Events

On April 30, 2019, the Company entered into a definitive agreement with Ingersoll-Rand plc (“Ingersoll Rand”) pursuant to which Ingersoll Rand will separate its Industrial segment (“Ingersoll Rand Industrial”) and then combine it with the Company (the “Merger Agreement”). The transaction will be effected through a “Reverse Morris Trust” transaction pursuant to which Ingersoll Rand Industrial is expected to be spun-off to Ingersoll Rand’s shareholders and simultaneously merged with and surviving as a wholly-owned subsidiary of Gardner Denver (the “Merger”). Under the terms of the Merger Agreement, which has been unanimously approved by the Boards of Directors of Ingersoll Rand and the Company, at the time of close, Ingersoll Rand will receive $1.9 billion in cash from Ingersoll Rand Industrial that will be funded by newly-issued debt assumed by the Company in the Merger. Upon close of the transaction, existing Ingersoll Rand shareholders will receive 50.1% of the shares of the Company on a fully diluted basis.

The Merger is expected to close by early 2020, subject to approval by the Company’s stockholders, regulatory approvals and customary closing conditions.

ITEM 2.	MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  Actual results may differ materially from those contained in any forward-looking statements.  You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Index
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

Medical

In the Medical segment, we design, manufacture and market a broad range of highly specialized gas, liquid and precision syringe pumps and compressors that are specified by medical and laboratory equipment suppliers and integrated into their final equipment for use in applications such as oxygen therapy, blood dialysis, patient monitoring, wound treatment, among others.  We offer a comprehensive product portfolio across a breadth of pump technologies to address the medical and laboratory sciences pump and fluid handling industry, as well as a broad range of end use deep vacuum products for laboratory science applications.  Further, with recent acquisitions, we expanded into liquid handling components and systems used in biotechnology applications including clinical analysis instrumentation.

Subsequent Events/ Recent Developments

On April 30, 2019, the Company entered into a definitive agreement with Ingersoll-Rand plc (“Ingersoll Rand”) pursuant to which Ingersoll Rand will separate its Industrial segment (“Ingersoll Rand Industrial”) and then combine it with the Company (the “Merger Agreement”). The transaction will be effected through a “Reverse Morris Trust” transaction pursuant to which Ingersoll Rand Industrial is expected to be spun-off to Ingersoll Rand’s shareholders and simultaneously merged with and surviving as a wholly-owned subsidiary of Gardner Denver (the “Merger”). Under the terms of the Merger Agreement, which has been unanimously approved by the Boards of Directors of Ingersoll Rand and the Company, at the time of close, Ingersoll Rand will receive $1.9 billion in cash from Ingersoll Rand Industrial that will be funded by newly-issued debt assumed by the Company in the Merger. Upon close of the transaction, existing Ingersoll Rand shareholders will receive 50.1% of the shares of the Company on a fully diluted basis.

The Merger is expected to close by early 2020, subject to approval by the Company’s stockholders, regulatory approvals and customary closing conditions.

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

Index
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

Index
Other Operating Expense, Net

Other operating expense, net includes foreign currency transaction gains and losses, net, restructuring charges, stock-based compensation expense, certain shareholder litigation settlement recoveries, acquisition related expenses and non-cash charges, losses and gains on asset disposals and other miscellaneous operating expenses.

Provision for Income Taxes

The provision for income taxes includes U.S. federal, state and local income taxes and all non-U.S. income taxes. We are subject to income tax in approximately 35 jurisdictions outside of the United States. Because we conduct operations on a global basis, our effective tax rate depends, and will continue to depend, on the geographic distribution of our pre-tax earnings among several different taxing jurisdictions. Our effective tax rate can also vary based on changes in the tax rates of the different jurisdictions, the availability of tax credits and non-deductible items.

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

Foreign Currency Fluctuations

A significant portion of our revenues, approximately 53% for the three month period ended March 31, 2019, was denominated in currencies other than the U.S. dollar. Because much of our manufacturing facilities and labor force costs are outside of the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.

Factors Affecting the Comparability of our Results of Operations

As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Key factors affecting the comparability of our results of operations are summarized below.

Index
Variability within Upstream Energy Markets

We sell products and provide services to customers in upstream energy markets, primarily in the United States. For the upstream energy end-market, in our Energy segment, we manufacture pumps and associated aftermarket products and services used in drilling, hydraulic fracturing and well service applications, while in our Industrials segment we sell dry bulk frac sand blowers, which are used in hydraulic fracturing operations. We refer to these products and services in the Energy and Industrial segments as ‘‘upstream energy.’’ Our Medical segment is not exposed to the upstream energy industry.

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

We believe it is helpful to consider the impact of our exposure to upstream energy in evaluating our 2018 and 2019 Segment Revenue and Segment Adjusted EBITDA, in order to better understand other drivers of our performance during those periods, including operational improvements. For the Energy segment, we assess the impact of our exposure to upstream energy as the portion of Energy Segment Adjusted EBITDA of the business unit serving the upstream energy market. For the Industrials segment, we assess the impact as the standard profit on the specific upstream energy market products.

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

We announced a restructuring program in the third and fourth quarters of 2018 that primarily involves workforce reductions and facility consolidations. In the three month period ended March 31, 2019 and 2018, $2.0 million and $0.0 million, respectively, was charged to expense related to this restructuring program. We expect additional restructuring activity throughout 2019 focused on targeted workforce optimization within general and administrative back-office and manufacturing overhead as well as continued facility consolidation.

Acquisitions

Part of our strategy for growth is to acquire complementary flow control and compression equipment businesses, which provide access to new technologies or geographies or improve our aftermarket offerings.

In February 2018, we acquired a leading global manufacturer of turbo vacuum technology systems and optimization solutions for industrial applications in our Industrials segment for total consideration, net of cash acquired, of approximately $94.9 million. In May 2018, we acquired a leading manufacturer of plungers and other well service pump consumable products in our Energy segment for total consideration, net of cash acquired, of approximately $21.0 million (inclusive of cash payments of $18.8 million, a $2.0 million promissory note and a $0.2 million holdback). In November 2018, we acquired a leading manufacturer of rotary screws and piston compressors and associated aftermarket parts in our Industrials segment for total consideration, net of cash acquired, of $16.1 million (inclusive of cash payments of $14.8 million and a $1.3 million holdback). In December 2018, we acquired a leading manufacturer of specialty industrial pumps and associated aftermarket parts in our Industrials segment for total consideration of $58.5 million, net of cash acquired (inclusive of cash payments of $57.8 million, a payable $0.1 million purchase price adjustment and a $0.6 million holdback).

The revenues for these acquisitions subsequent to their respective dates of acquisition included in our financial results were $25.8 million and $8.0 million for the three month periods ended March 31, 2019 and 2018, respectively. The operating income (loss) for these acquisitions subsequent to their respective dates of acquisition included in our financial results were $2.0 million and $(1.1) million for the three month periods ended March 31, 2019 and 2018, respectively.

See Note 2 ‘‘Business Combinations’’ to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further discussion around the outstanding holdbacks and immaterial purchase price adjustments.

Index
Stock-Based Compensation Expense

Stock-based compensation recognized for the three month periods ended March 31, 2019 and 2018 was $9.3 million and $2.7 million, respectively.  Stock-based compensation for the three month period ended March 31, 2019 represented stock-based compensation expense of $7.5 million, increased by $1.8 million due to costs associated with employer taxes.  Stock-based compensation for the three month period ended March 31, 2018 represented stock-based compensation expense of $3.4 million, decreased by $0.7 million due to the reduction of an accrual related to employer taxes.

Outlook

Industrials Segment

The mission-critical nature of our Industrials products across manufacturing processes drives a demand environment and outlook that are correlated with global and regional industrial production, capacity utilization and long-term GDP growth. In the first quarter of 2019, we had $334.6 million of orders in our Industrials segment, a decrease of 0.9% over the first quarter of 2018, or a 4.0% increase on a constant currency basis. We believe that we are well positioned to continue to benefit from a slower but positive industrial production and global GDP outlook.

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

In the first quarter of 2019, we had $208.2 million of orders in our Energy segment, a decrease of 28.5% over the first quarter of 2018, or a 26.4% decrease on a constant currency basis.

Medical Segment

During 2018, we focused on the development and introduction of new products and applications to access the liquid pump market, leveraging our technology and expertise in gas pumps. Entering 2019, we believe that demand for products and services in the Medical space will continue to benefit from attractive secular growth trends in the aging population requiring medical care, emerging economies modernizing and expanding their healthcare systems and increased investment globally in health solutions. In addition, we expect growing demand for higher healthcare efficiency, requiring premium and high performance systems. In the first quarter of 2019 we had $71.0 million of orders in our Medical segment, a decrease of 5.3% over 2018, or a 1.2% decrease on a constant currency basis.

Index
How We Assess the Performance of Our Business

We manage operations through the three business segments described above. In addition to our consolidated GAAP financial measures, we review various non-GAAP financial measures, including Adjusted EBITDA, Adjusted Net Income and Free Cash Flow.

We believe Adjusted EBITDA and Adjusted Net Income are helpful supplemental measures to assist us and investors in evaluating our operating results as they exclude certain items whose fluctuation from period to period do not necessarily correspond to changes in the operations of our business. Adjusted EBITDA represents net income before interest, taxes, depreciation, amortization and certain non-cash, non-recurring and other adjustment items. We believe that the adjustments applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about non-recurring items that we do not expect to continue at the same level in the future. Adjusted Net Income is defined as net income including interest, depreciation and amortization of non-acquisition related intangible assets and excluding other items used to calculate Adjusted EBITDA and further adjusted for the tax effect of these exclusions.

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

Adjusted EBITDA, Adjusted Net Income and Free Cash Flow should not be considered as alternatives to net income or any other performance measure derived in accordance with GAAP, or as alternatives to cash flow from operating activities as a measure of our liquidity. Adjusted EBITDA, Adjusted Net Income and Free Cash Flow have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under GAAP.

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

Index
Results of Operations

Consolidated results should be read in conjunction with the segment results section herein and Note 17 “Segment Results” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, which provides more detailed discussions concerning certain components of our Condensed Consolidated Statements of Operations.  All intercompany accounts and transactions have been eliminated within the consolidated results.

	For the Three Month Period Ended March 31, 2019	For the Three Month Period Ended March 31, 2018
Condensed Consolidated Statement of Operations
Revenues	$620.3	$619.6
Cost of sales	389.8	387.7
Gross profit	230.5	231.9
Selling and administrative expenses	107.7	106.9
Amortization of intangible assets	31.4	30.9
Other operating expense, net	11.2	4.3
Operating income	80.2	89.8
Interest expense	22.4	26.0
Other income, net	(1.3)	(2.0)
Income before income taxes	59.1	65.8
Provision for income taxes	12.0	23.4
Net income	$47.1	$42.4

Percentage of Revenues
Gross profit	37.2%	37.4%
Selling and administrative expenses	17.4%	17.3%
Operating income	12.9%	14.5%
Net income	7.6%	6.8%
Adjusted EBITDA	22.6%	23.9%

Other Financial Data
Adjusted EBITDA(1)	140.1	148.2
Adjusted Net Income (1)	79.3	80.7
Cash flows - operating activities	68.8	60.2
Cash flows - investing activities	(14.7)	(102.0)
Cash flows - financing activities	(17.3)	(8.2)
Free Cash Flow (1)	54.7	50.1

(1)	See the “Non-GAAP Financial Measures” section for a reconciliation to the nearest GAAP measure.

Revenues

Revenues for the three month period ended March 31, 2019 were $620.3 million, an increase of $0.7 million, or 0.1%, compared to $619.6 million for the same three month period in 2018.  The increase in revenues was primarily due to higher volume in non-upstream energy exposed markets as well as our in our Industrials and Medical Segments including from acquisitions (7.1% or $44.2 million) and improved pricing (1.5% or $9.1 million), partially offset by lower revenues from upstream energy exposed markets (4.4% or $27.4 million) and the unfavorable impact of foreign currencies (4.1% or $25.2 million).  The percentage of consolidated revenues derived from aftermarket parts and services was 39.5% in the three month period ended March 31, 2019 compared to 41.1% in the same three month period in 2018.

Index
Gross Profit

Gross profit for the three month period ended March 31, 2019 was $230.5 million, a decrease of $1.4 million, or 0.6%, compared to $231.9 million for the same three month period in 2018, and as a percentage of revenues was 37.2% for the three month period ended March 31, 2019 and 37.4% for the same three month period in 2018.  The slight decrease in gross profit and gross profit as a percentage of revenues primarily reflects higher materials and other manufacturing costs in our Medical and Energy Segments and growth rates for original equipment revenues greater than the growth rates for aftermarket products and services in our Industrials Segment.

Selling and Administrative Expenses

Selling and administrative expenses were $107.7 million for the three month period ended March 31, 2019, an increase of $0.8 million, or 0.7%, compared to $106.9 million for the same three month period in 2018.  Selling and administrative expenses as a percentage of revenues increased to 17.4% for the three month period ended March 31, 2019 from 17.3% in the same three month period in 2018.  The slight increase in selling and administrative expenses primarily reflects increased professional and consulting fees and increased sales commissions, partially offset by reduced facility operating expenses and reduced salaries and other employee related expenses.

Amortization of Intangible Assets

Amortization of intangible assets was $31.4 million for the three month period ended March 31, 2019, an increase of $0.5 million, compared to $30.9 million in the same three month period in 2018.  The increase was primarily due to the amortization of intangibles acquired in the first, second and fourth quarters of 2018.

Other Operating Expense, Net

Other operating expense, net was $11.2 million for the three month period ended March 31, 2019, an increase of $6.9 million, compared to $4.3 million in the same three month period in 2018.  The increase was primarily due to higher stock-based compensation and employer taxes related to stock-based compensation of $6.6 million, increased restructuring charges of $2.0 million, losses on assets and business disposals of $0.1 million in the three month period ended March 31, 2019 compared to gains of $1.2 million in the same period in 2018, and increased foreign currency transaction losses, net of $0.5 million, partially offset by lower acquisition related expenses and non-cash charges of $1.5 million, and higher shareholder litigation settlement recoveries of $1.5 million.

Interest Expense

Interest expense was $22.4 million for the three month period ended March 31, 2019, a decrease of $3.6 million, compared to $26.0 million in the same three month period in 2018. The decrease was primarily due to reduced debt as a result of prepayments in 2018, partially offset by an increased weighted-average interest rate of approximately 5.4% in the three month period ended March 31, 2019 compared to 5.1% in the same period in 2018.

Other Income, Net

Other income, net was $1.3 million in the three month period ended March 31, 2019 and $2.0 million in the same three month period in 2018.  The decrease was primarily due to lower other financing income of $0.7 million.

Provision for Income Taxes

The provision for income taxes was $12.0 million resulting in a 20.3% effective income tax provision rate for the three month period ended March 31, 2019, compared to a provision for income taxes of $23.4 million resulting in a 35.6% effective income tax benefit rate in the same three month period in 2018. The decrease in the tax provision for the three month period ended March 31, 2019 when compared to the same three month period of 2018 is primarily due to an increase in the amount of earnings generated in countries with lower statutory tax rates, an increase in windfall tax benefits and the Transition tax imposed under the Tax Cuts and Jobs Act of 2017.

Index
Net Income

Net income was $47.1 million for the three month period ended March 31, 2019 compared to net income of $42.4 million in the same three month period in 2018. The increase in net income was primarily due to lower interest expense and a lower provision for income taxes partially offset by lower operating income.

Adjusted EBITDA

Adjusted EBITDA decreased $8.1 million to $140.1 million for the three month period ended March 31, 2019 compared to $148.2 million in the same three month period in 2018.  Adjusted EBITDA as a percentage of revenues decreased 130 basis points to 22.6% for the three month period ended March 31, 2019 from 23.9% for the same three month period in 2018.  The decrease in Adjusted EBITDA was primarily due to lower revenues from upstream energy exposed markets of $14.5 million, higher selling and administrative expenses  of $8.0 million, higher materials and other manufacturing costs in other markets in our Energy segment as well as in our Medical segment of $5.7 million, the unfavorable impact of foreign currencies of $5.8 million, and lower volume in our Industrials segment including acquisitions of $1.6 million, partially offset by higher volume in other markets in our Energy segment as well as our Medical segment of $18.9 million and improved pricing in our Industrials and Medical segments of $8.7 million.

Adjusted Net Income

Adjusted Net Income decreased $1.4 million to $79.3 million for the three month period ended March 31, 2019 compared to $80.7 million in the same three month period in 2018.  The decrease was primarily due to decreased Adjusted EBITDA, partially offset by lower interest expense and a decrease in the income tax provision, as adjusted.

Index
Non-GAAP Financial Measures

Set forth below are the reconciliations of Net Income to Adjusted EBITDA and Adjusted Net Income and Cash Flows from Operating Activities to Free Cash Flow.

	For the Three Month Period Ended March 31, 2019	For the Three Month Period Ended March 31, 2018
Net Income	$47.1	$42.4
Plus:
Interest expense	22.4	26.0
Provision for income taxes	12.0	23.4
Depreciation expense	14.1	14.1
Amortization expense(a)	31.4	30.9
Restructuring and related business transformation costs(b)	4.1	4.5
Acquisition related expenses and non-cash charges(c)	1.6	4.6
Expenses related to public stock offerings(d)	-	1.4
Establish public company financial reporting compliance(e)	0.6	0.8
Stock-based compensation(f)	9.3	2.7
Foreign currency transaction losses, net	3.1	2.6
Shareholder litigation settlement recoveries(g)	(6.0)	(4.5)
Other adjustments(h)	0.4	(0.7)
Adjusted EBITDA	$140.1	$148.2
Minus:
Interest expense	$22.4	$26.0
Income tax provision, as adjusted(i)	21.3	24.5
Depreciation expense	14.1	14.1
Amortization of non-acquisition related intangible assets	3.0	2.9
Adjusted Net Income	$79.3	$80.7
Free Cash Flow
Cash flows - operating activities	$68.8	$60.2
Minus:
Capital expenditures	14.1	10.1
Free Cash Flow	$54.7	$50.1

(a)
Represents $28.4 million and $28.0 million of amortization of intangible assets arising from the KKR transaction and other acquisitions (customer relationships and trademarks) and $3.0 million and $2.9 million of amortization of non-acquisition related intangible assets, in each case for the three month periods ended March 31, 2019 and 2018, respectively.

Index
(b)	Restructuring and related business transformation costs consist of the following.

	For the Three Month Period Ended March 31, 2019	For the Three Month Period Ended March 31, 2018
Restructuring charges	$2.0	$-
Severance, sign-on, relocation and executive search costs	1.0	2.0
Facility reorganization, relocation and other costs	0.6	0.6
Information technology infrastructure transformation	0.3	-
Losses (gains) on asset and business disposals	0.1	(1.2)
Consultant and other advisor fees	0.1	2.6
Other, net	-	0.5
Total restructuring and related business transformation costs	$4.1	$4.5

(c)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs), and non-cash charges and credits arising from fair value purchase accounting adjustments.

(d)	Represents certain expenses related to our initial public offering and subsequent secondary offerings.

(e)
Represents third party expenses to comply with the requirements of Sarbanes-Oxley and the accelerated adoption of the new accounting standards (ASC 606 – Revenue from Contracts with Customers and ASC 842 – Leases) in the first quarter of 2018 and 2019, respectively, one year ahead of the required adoption dates for a private company.

(f)	Represents stock-based compensation expense recognized for the three month period ended March 31, 2019 of $7.5 million, increased by $1.8 million due to costs associated with employer taxes.

Represents stock-based compensation expense recognized for the three month period ended March 31, 2018 of $3.4 million, decreased by $0.7 million due to the reduction of an accrual related to employer taxes.

(g)	Represents an insurance recovery of the Company’ shareholder litigation settlement in 2014.

(h)
Includes (i) effects of the amortization of prior service costs and amortization of losses in pension and other postemployment (‘‘OPEB’’) expense, (ii) certain legal and compliance costs and (iii) other miscellaneous adjustments.

(i)
Represents our income tax provision adjusted for the tax effect of pre-tax items excluded from Adjusted Net Income and the removal of the applicable discrete tax items.  The tax effect of pre-tax items excluded from Adjusted Income is computed using the statutory tax rate related to the jurisdiction that was impacted by the adjustment after taking into account the impact of permanent differences and valuation allowances.  Discrete tax items include changes in tax laws or rates, changes in uncertain tax positions relating to prior years and changes in valuation allowances.  All impacts relating to the Tax Cuts and Jobs Act of 2017 have been included as adjustments within “Tax law change” of the table below.

Index
The income tax provision, as adjusted for each of the periods presented below consisted of the following.

	For the Three Month Period Ended March 31, 2019	For the Three Month Period Ended March 31, 2018
Provision for income taxes	$12.0	$23.4
Tax impact of pre-tax income adjustments	9.7	8.9
Tax law change	-	(7.9)
Discrete tax items	(0.4)	0.1
Income tax provision, as adjusted	$21.3	$24.5

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

The segment measurements provided to and evaluated by the chief operating decision maker are described in Note 17 “Segment Results” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

Segment Results for the Three Month Periods Ended March 31, 2019 and 2018

The following tables display Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments and illustrates, on a percentage basis, the impact of foreign currency fluctuations on Segment Revenues and Segment Adjusted EBITDA growth.

Industrials Segment Results

	For the Three Month Period Ended March 31,		Percent Change	Constant Currency Percent Change
	2019	2018	2019 vs. 2018	2019 vs. 2018
Segment Revenues	$318.1	$316.9	0.4%	5.6%
Segment Adjusted EBITDA	$71.0	$66.8	6.3%	12.0%
Segment Margin	22.3%	21.1%	120 bps

Segment Revenues for the three month period ended March 31, 2019 were $318.1 million, an increase of $1.2 million, or 0.4%, compared to $316.9 million in the same three month period in 2018.  The increase in Segment Revenues was due to higher volume including acquisitions (3.0% or $9.6 million), and improved pricing (2.5% or $8.0 million), partially offset by the unfavorable impact of foreign currencies (5.2% or $16.4 million). The percentage of Segment Revenues derived from aftermarket parts and service was 30.9% in the three month period ended March 31, 2019 compared to 32.0% in the same three month period in 2018.

Index
Segment Adjusted EBITDA for the three month period ended March 31, 2019 was $71.0 million, an increase of $4.2 million, or 6.3%, from $66.8 million in the same three month period in 2018.  Segment Adjusted EBITDA Margin increased 120 basis points to 22.3% from 21.1% in 2018.  The increase in Segment Adjusted EBITDA was primarily due to improved pricing ($8.0 million), and lower selling and administrative expenses ($1.6 million), partially offset by the unfavorable impact of foreign currencies ($3.7 million), and lower volume including non-accretive acquisitions due to the runoff of purchase accounting valuation adjustments ($1.6 million).

Energy Segment Results

	For the Three Month Period Ended March 31,		Percent Change	Constant Currency Percent Change
	2019	2018	2019 vs. 2018	2019 vs. 2018
Segment Revenues	$233.1	$242.2	(3.8%)	(1.1%)
Segment Adjusted EBITDA	$60.0	$68.0	(11.8%)	(10.4%)
Segment Margin	25.7%	28.1%	(240) bps

Segment Revenues for the three month period ended March 31, 2019 were $233.1 million, a decrease of $9.1 million, or 3.8%, compared to $242.2 million in the same three month period in 2018.  The decrease in Segment Revenues was due to lower revenues from upstream energy exposed markets (11.3% or $27.4 million), and the unfavorable impact of foreign currencies (2.4% or $5.8 million) partially offset by higher volume in other markets in our Energy segment (10.0% or $24.1 million). The percentage of Segment Revenues derived from aftermarket parts and service was 61.9% in the three month period ended March 31, 2019 compared to 62.3% in the same three month period in 2018.

Segment Adjusted EBITDA for the three month period ended March 31, 2019 was $60.0 million, a decrease of $8.0 million, or 11.8%, from $68.0 million in the same three month period in 2018.  Segment Adjusted EBITDA Margin decreased 240 basis points to 25.7% from 28.1% in 2018.  The decrease in Segment Adjusted EBITDA was primarily due to lower revenues from upstream energy exposed markets ($14.5 million), higher material and manufacturing costs and unfavorable product mix in other markets in our Energy segment ($4.2 million), and the unfavorable impact of foreign currencies ($1.3 million) partially offset by higher volume in other markets in our Energy segment ($12.9 million).

Medical Segment Results

	For the Three Month Period Ended March 31,		Percent Change	Constant Currency Percent Change
	2019	2018	2019 vs. 2018	2019 vs. 2018
Segment Revenues	$69.1	$60.5	14.2%	19.1%
Segment Adjusted EBITDA	$20.0	$15.9	25.8%	32.1%
Segment Margin	28.9%	26.3%	260 bps

Segment Revenues for the three month period ended March 31, 2019 were $69.1 million, an increase of $8.6 million, or 14.2%, compared to $60.5 million in the same three month period in 2018.  The increase in Segment Revenues was due to higher volume and pricing (19.2% or $11.6 million), partially offset by the unfavorable impact of foreign currencies (4.9% or $2.9 million). The percentage of Segment Revenues derived from aftermarket parts and service was 3.3% in the three month period ended March 31, 2019 compared to 4.0% in the same three month period in 2018.

Segment Adjusted EBITDA for the three month period ended March 31, 2019 was $20.0 million, an increase of $4.1 million, or 25.8%, from $15.9 million in the same three month period in 2018.  Segment Adjusted EBITDA Margin increased 260 basis points to 28.9% from 26.3% in 2018.  The increase in Segment Adjusted EBITDA was due primarily to higher volume and pricing ($6.6 million), partially offset by higher material and other manufacturing costs ($1.9 million), and the unfavorable impact of foreign currencies ($1.0 million).

Index
Liquidity and Capital Resources

Our investment resources include cash generated from operations and borrowings under our Revolving Credit Facility and the Receivables Financing Agreement.

As of March 31, 2019, we had $5.6 million of outstanding letters of credit written against the Revolving Credit Facility and $264.3 million of unused availability.  We also had $27.6 million of letters of credit outstanding against the Receivables Financing Agreement and $73.6 million of unused availability.

See the description of these line-of-credit resources in Note 10 “Debt” to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended December 31, 2018.

As of March 31, 2019 and 2018, we were in compliance with all of our debt covenants except for the covenant requirement discussed in Note 8 “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Liquidity

A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$263.7	$221.2
Short-term borrowings and current maturities of long-term debt	7.9	7.9
Long-term debt	1,622.3	1,664.2
Total debt	$1,630.2	$1,672.1

We can increase the borrowing availability under the Senior Secured Credit Facilities by up to $250.0 million in the form of additional commitments under the Revolving Credit Facility and/or incremental term loans plus an additional amount so long as we do not exceed a specified senior secured leverage ratio. We can incur additional secured indebtedness under the Term Loan Facilities if certain specified conditions are met under the credit agreement governing the Senior Secured Credit Facilities. Our liquidity requirements are significant primarily due to debt service requirements. See Note 10 “Debt” to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended December 31, 2018 and Note 8 ‘‘Debt’’ to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

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

Index
The majority of our cash is in jurisdictions outside the United States.  We do not assert ASC 740-30 (formerly APB 23) indefinite reinvestment of our historical non-U.S. earnings or future non-U.S. earnings.  The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States.  Our deferred income tax liability as of March 31, 2019 was $5.6 million which primarily consisted of withholding taxes.

Working Capital
	March 31, 2019	December 31, 2018
Net Working Capital
Current assets	$1,398.3	$1,331.2
Less: Current liabilities	616.2	596.4
Net working capital	$782.1	$734.8

Operating Working Capital
Accounts receivable and contract assets	$534.7	$545.0
Plus: Inventories (excluding LIFO)	541.9	510.7
Less: Accounts payable	342.4	340.0
Less: Contract liabilities	64.3	69.6
Operating working capital	$669.9	$646.1

Net working capital increased $47.3 million to $782.1 million as of March 31, 2019 from $734.8 million as of December 31, 2018. Operating working capital increased $23.8 million to $669.9 million as of March 31, 2019 from $646.1 million as of December 31, 2018.  The increase in operating working capital was due to higher inventories and lower contract liabilities partially offset by lower accounts receivable and contract assets and higher accounts payable.  The increase in inventories was primarily due to additions to inventory in anticipation of increased demand for certain products.  The decrease in contract liabilities was due to the timing of customer milestone payments for in-process engineered to order contracts.  The decrease in accounts receivable and contract assets was primarily due to lower sales in the first quarter of 2019 compared to the fourth quarter of 2018.  Accounts payable remained relatively flat from the end of the year due to the timing of vendor cash disbursements.

Cash Flows

The following table reflects the major categories of cash flows for the three month periods ended March 31, 2019 and 2018, respectively.

	For the Three Month Periods Ended March 31,
	2019	2018
Cash flows - operating activities	$68.8	$60.2
Cash flows - investing activities	(14.7)	(102.0)
Cash flows - financing activities	(17.3)	(8.2)
Free cash flow (1)	54.7	50.1

(1)	See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the nearest GAAP measure.

Operating Activities

Cash provided by operating activities increased $8.6 million to $68.8 million for the three month period ended March 31, 2019 from $60.2 million in the same three month period in 2018, primarily due to higher net income (excluding non-cash charges for amortization and depreciation, stock-based compensation expense, foreign currency transaction losses, net, net loss (gain) on asset dispositions and deferred income taxes) partially offset by increased cash used by operating working capital.

Operating working capital used cash of $28.4 million in the three month period ended March 31, 2019, compared to the use of cash of $17.2 million in the same three month period in 2018.  Changes in accounts receivable generated cash of $5.4 million in the three month period ended March 31, 2019 compared to generating cash of $10.0 million in the same three month period in 2018.  Changes in contract assets used cash of $4.7 million in the three month period ended March 31, 2019 and the same three month period in 2018.  Changes in inventories used cash of $33.5 million in the three month period ended March 31, 2019 and used cash of $42.9 million in the same three month period in 2018.  Changes in accounts payable generated cash of $8.8 million in the three month period ended March 31, 2019 compared to generating cash of $8.4 million in the same three month period in 2018.  Changes in contract liabilities used cash of $4.4 million in the three month period ended March 31, 2019 compared to generating cash of $12.0 million in the same three month period in 2018.

Index
Investing Activities

Cash used in investing activities included capital expenditures of $14.1 million and $10.1 million for the three month periods ended March 31, 2019 and 2018, respectively.  We currently expect capital expenditures to total approximately $50.0 million to $60.0 million for the full year 2019.  Cash paid in business combinations for the three month periods ended March 31, 2019 and 2018 was $0.5 million and $94.9 million, respectively.  Net proceeds from the disposals of property, plant and equipment was an outflow of cash of $0.1 million and an inflow of cash of $3.0 million for the three month periods ended March 31, 2019 and 2018, respectively.

Financing Activities

Cash used in financing activities of $17.3 million for the three month period ended March 31, 2019 reflects repayments of long-term borrowings of $26.9 million and purchases of treasury stock of $8.5 million, partially offset by proceeds from stock option exercises of $18.1 million.  Cash used in financing activities of $8.2 million for the three month period ended March 31, 2018 reflects net repayments of long-term borrowings of $5.3 million and purchases of treasury stock of $6.2 million, partially offset by proceeds from stock option exercises of $3.3 million.

Free Cash Flow

Free cash flow increased $4.6 million to $54.7 million in the three month period ended March 31, 2019 from $50.1 million in the same three month period in 2018 due to increased cash provided by operating activities partially offset by increased capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are materially likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

Management has evaluated the accounting estimates used in the preparation of the Company’s condensed consolidated financial statements and related notes and believe those estimates to be reasonable and appropriate. Certain of these accounting estimates require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the section “Critical Accounting Estimates” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1 “Summary of Significant Accounting Policies” of “Item 8. Financial Statements and Supplementary Data” included in our annual report on Form 10-K for the fiscal year ended December 31, 2018.

Environmental Matters

Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 19 “Contingencies” to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended December 31, 2018.  We believe that as of March 31, 2019, there have been no material changes to this information.

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

As of March 31, 2019, there have been no material changes to our market risk assessment previously disclosed in the annual report on Form 10-K for the fiscal year ended December 31, 2018.

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

Index
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

The information set forth in Note 16 “Contingencies” to our Condensed Consolidated Financial Statements under Part I Item 1 “Financial Statements,” is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Except as set forth below, as of March 31, 2019, there have been no material changes to our risk factors included in our annual report on Form 10-K for the year ended December 31, 2018.

The pending Merger is contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management, and may have a material adverse effect on us whether or not it is completed.

On April 30, 2019, we entered into the Merger Agreement, pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Ingersoll Rand will separate Ingersoll Rand Industrial and then combine it with the Company. Under the terms of the Merger Agreement, which has been unanimously approved by the Boards of Directors of Ingersoll Rand and the Company, at the time of close, Ingersoll Rand will receive $1.9 billion in cash from Ingersoll Rand Industrial that will be funded by newly-issued debt assumed by the Company in the Merger. Upon close of the transaction, existing Ingersoll Rand shareholders will receive 50.1% of the shares of the Company on a fully diluted basis. The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed Merger and restricts us, without Ingersoll Rand’s consent, from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies and attain our financial and other goals and may impact our financial condition, results of operations and cash flows. In addition, the pursuit of the Merger and the preparation for the integration of our business with Ingersoll Rand Industrial may place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect our financial results.

We currently anticipate that we will close the Merger by early 2020, but we cannot be certain when or if the conditions for the Merger will be satisfied or waived. The Merger cannot be completed until the conditions are satisfied or waived, including the approval of the share issuance by the holders of our common stock, the receipt of required regulatory approvals and customary closing conditions. Satisfying the conditions to the closing of the Merger may take longer than we expect and there can be no assurance that all such conditions will be satisfied or waived.

Whether or not we complete the Merger, our ongoing businesses may be adversely affected and we may be subject to certain risks and consequences as a result of pursuing the Merger, including, among others, the following:

•
execution of the proposed Merger will require significant time and attention from management, which may distract them from the operation of our business and the execution of other initiatives that may have been beneficial to us;

•	our employees may be distracted due to uncertainty about their future roles with the Company pending the completion of the Merger;
•
parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or alter their present business relationships with us;

•	we could be subject to litigation related to the proposed Merger, which could result in significant costs and expenses;
•	we will be required to pay significant costs and expenses relating to the Merger, such as legal, accounting and other professional fees, whether or not the Merger is completed;
•	we may have to forgo other opportunities in favor of the Merger instead of pursuing such other opportunities that could be beneficial to the Company; and
•	we may experience negative reactions from the financial markets.

Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows or the price of our common stock. In addition to the above risks, we may be required to pay to Ingersoll Rand a termination fee of approximately $176 million if the Merger Agreement is terminated under certain circumstances, including if our board of directors makes an adverse recommendation change in connection with the special meeting of stockholders.

If the proposed Merger is completed, the anticipated benefits of the Merger may not be realized fully or at all and may take longer to realize than expected. The integration process may be complex, costly and time-consuming, which could adversely affect our businesses, financial results and financial condition. Even if we are able to integrate Ingersoll Rand Industrial successfully, the Merger may not result in the realization of the full benefits of anticipated cost synergies, innovation, operational efficiencies and incremental revenue growth opportunities that we expect to realize or these benefits may not be achieved within a reasonable period of time.

Index
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Purchases

The following table contains detail related to the repurchase of our common stock based on the date of trade during the three month period ended March 31, 2019.

2019 First Quarter Months	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2019 - January 31, 2019	46,235	$22.32	-	220,756,556
February 1, 2019 - February 28, 2019	61,535	$26.71	-	220,756,556
March 1, 2019 - March 31, 2019	222,400	$26.32	-	220,756,556

(1)	All of the shares purchased during the three month period ended March 31, 2019 were in connection with net exercises of stock options.

(2)	The average price paid per share includes brokerage commissions.

(3)
On August 1, 2018, the Company announced that our Board of Directors had approved a share repurchase program which authorized the repurchase of up to $250.0 million of the Company’s outstanding common stock over the next two years, effective August 1, 2018 until and including July 31, 2020. For a further description of the share repurchase program, see Note 24 ‘‘Share Repurchase Program’’ to our consolidated financial statements in the annual report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Index
ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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
Date: April 30, 2019	GARDNER DENVER HOLDINGS, INC.

By:	/s/ Michael J. Scheske
Name: Michael J. Scheske
Vice President and Corporate Controller
(Principal Accounting Officer)