Form 10-Q
period 2019-06-30
GARDNER DENVER HOLDINGS, INC.
filed 2019-08-02
CIK 1699150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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

222 East Erie Street, Ste 500
Milwaukee, Wisconsin 53202
(Address of Principal Executive Offices) (Zip Code)

(414) 212-4700
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered

Common Stock, $0.01 Par Value	GDI	New York Stock Exchange LLC

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

Large Accelerated Filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had outstanding 204,099,619 shares of Common Stock, par value $0.01 per share, as of July 31, 2019.

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

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2019	2018	2019	2018
Revenues	$629.1	$668.2	$1,249.4	$1,287.7
Cost of sales	394.7	418.9	784.5	806.6
Gross Profit	234.4	249.3	464.9	481.1
Selling and administrative expenses	103.6	115.8	211.3	222.6
Amortization of intangible assets	30.9	31.5	62.3	62.4
Other operating expense, net	25.3	0.6	36.4	4.9
Operating Income	74.6	101.4	154.9	191.2
Interest expense	22.4	26.1	44.8	52.1
Loss on extinguishment of debt	0.2	0.2	0.2	0.2
Other income, net	(1.2)	(2.4)	(2.5)	(4.5)
Income Before Income Taxes	53.2	77.5	112.4	143.4
Provision for income taxes	8.3	17.2	20.3	40.7
Net Income	$44.9	$60.3	$92.1	$102.7
Basic earnings per share	$0.22	$0.30	$0.45	$0.51
Diluted earnings per share	$0.21	$0.29	$0.44	$0.49

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2019	2018	2019	2018
Net income	$44.9	$60.3	$92.1	$102.7
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net	(6.4)	(67.5)	(6.5)	(33.1)
Unrecognized (losses) gains on cash flow hedges, net	(0.5)	4.7	1.4	16.1
Pension and other postretirement prior service cost and gain or loss, net	1.2	2.7	1.4	3.1
Total other comprehensive loss, net of tax	(5.7)	(60.1)	(3.7)	(13.9)
Total Comprehensive Income	$39.2	$0.2	$88.4	$88.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except share and per share amounts)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$317.5	$221.2
Accounts receivable, net of allowance for doubtful accounts of $18.2 and $17.4, respectively	498.6	525.4
Inventories	557.6	523.9
Other current assets	90.2	60.7
Total current assets	1,463.9	1,331.2
Property, plant and equipment, net of accumulated depreciation of $269.1 and $250.0, respectively	345.1	356.6
Goodwill	1,284.9	1,289.5
Other intangible assets, net	1,303.8	1,368.4
Deferred tax assets	1.1	1.3
Other assets	195.5	140.1
Total assets	$4,594.3	$4,487.1
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$8.0	$7.9
Accounts payable	331.8	340.0
Accrued liabilities	251.5	248.5
Total current liabilities	591.3	596.4
Long-term debt, less current maturities	1,623.5	1,664.2
Pensions and other postretirement benefits	91.1	94.8
Deferred income taxes	272.9	265.5
Other liabilities	230.2	190.2
Total liabilities	2,809.0	2,811.1
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 205,676,965 and 201,051,291 shares issued as of June 30, 2019 and December 31, 2018, respectively	2.1	2.0
Capital in excess of par value	2,287.9	2,282.7
Accumulated deficit	(208.4)	(308.7)
Accumulated other comprehensive loss	(258.9)	(247.0)
Treasury stock at cost; 1,752,448 and 2,881,436 shares as of June 30, 2019 and December 31, 2018, respectively	(37.4)	(53.0)
Total stockholders’ equity	1,785.3	1,676.0
Total liabilities and stockholders’ equity	$4,594.3	$4,487.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
 (Dollars in millions)

	For the Three Month Period Ended June 30,
	2019	2018
Number of Common Shares Issued (in millions)
Balance at beginning of period	203.3	199.4
Issuance of common stock for stock-based compensation plans	2.4	1.3
Balance at end of period	205.7	200.7
Common Stock
Balance at beginning of period	$2.0	$2.0
Issuance of common stock for stock-based compensation plans	0.1	—
Balance at end of period	$2.1	$2.0
Capital in Excess of Par Value
Balance at beginning of period	$2,289.3	$2,282.3
Issuance of common stock for stock-based compensation plans	11.8	1.9
Issuance of treasury stock for stock-based compensation plans	(16.0)	(8.3)
Stock-based compensation	2.8	2.4
Balance at end of period	$2,287.9	$2,278.3
Accumulated Deficit
Balance at beginning of period	$(253.3)	$(535.7)
Net income	44.9	60.3
Balance at end of period	$(208.4)	$(475.4)
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(253.2)	$(153.3)
Foreign currency translation adjustments, net	(6.4)	(67.5)
Unrecognized gains on cash flow hedges, net	(0.5)	4.7
Pension and other postretirement prior service cost and gain or loss, net	1.2	2.7
Balance at end of period	$(258.9)	$(213.4)
Treasury Stock
Balance at beginning of period	$(47.0)	$(27.6)
Purchases of treasury stock	(8.6)	(3.0)
Issuance of treasury stock for stock-based compensation plans	18.2	8.2
Balance at end of period	$(37.4)	$(22.4)
Total Stockholders’ Equity	$1,785.3	$1,569.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in millions)

	For the Six Month Period Ended June 30,
	2019	2018
Number of Common Shares Issued (in millions)
Balance at beginning of period	201.1	198.4
Issuance of common stock for stock-based compensation plans	4.6	2.3
Balance at end of period	205.7	200.7
Common Stock
Balance at beginning of period	$2.0	$2.0
Issuance of common stock for stock-based compensation plans	0.1	—
Balance at end of period	$2.1	$2.0
Capital in Excess of Par Value
Balance at beginning of period	$2,282.7	$2,275.4
Issuance of common stock for stock-based compensation plans	24.7	5.2
Issuance of treasury stock for stock-based compensation plans	(25.2)	(9.9)
Stock-based compensation	5.7	7.6
Balance at end of period	$2,287.9	$2,278.3
Accumulated Deficit
Balance at beginning of period	$(308.7)	$(577.8)
Net income	92.1	102.7
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2017-12)	—	(0.3)
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2018-02)	8.2	—
Balance at end of period	$(208.4)	$(475.4)
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(247.0)	$(199.8)
Foreign currency translation adjustments, net	(6.5)	(33.1)
Unrecognized gains on cash flow hedges, net	1.4	16.1
Pension and other postretirement prior service cost and gain or loss, net	1.4	3.1
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2017-12)	—	0.3
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2018-02)	(8.2)	—
Balance at end of period	$(258.9)	$(213.4)
Treasury Stock
Balance at beginning of period	$(53.0)	$(23.0)
Purchases of treasury stock	(17.1)	(9.2)
Issuance of treasury stock for stock-based compensation plans	32.7	9.8
Balance at end of period	$(37.4)	$(22.4)
Total Stockholders’ Equity	$1,785.3	$1,569.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (Dollars in millions)

	For the Six Month Period Ended June 30, 2019	For the Six Month Period Ended June 30, 2018
Cash Flows From Operating Activities:
Net income	$92.1	$102.7
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	62.3	62.4
Depreciation in cost of sales	22.8	22.8
Depreciation in selling and administrative expenses	4.8	5.0
Stock-based compensation expense	13.6	5.2
Foreign currency transaction losses, net	3.7	0.2
Net gain on asset dispositions	(0.3)	(1.2)
Loss on extinguishment of debt	0.2	0.2
Deferred income taxes	6.5	9.2
Changes in assets and liabilities:
Receivables	17.2	43.2
Inventories	(35.0)	(46.8)
Accounts payable	(0.8)	45.3
Accrued liabilities	(0.9)	(42.7)
Other assets and liabilities, net	(56.1)	(11.0)
Net cash provided by operating activities	130.1	194.5
Cash Flows From Investing Activities:
Capital expenditures	(24.7)	(20.9)
Net cash paid in business combinations	(0.5)	(113.6)
Disposals of property, plant and equipment	0.7	3.1
Net cash used in investing activities	(24.5)	(131.4)
Cash Flows From Financing Activities:
Principal payments on long-term debt	(28.8)	(110.5)
Purchases of treasury stock	(17.1)	(9.2)
Proceeds from stock option exercises	32.1	5.2
Payments of contingent consideration	(2.0)	—
Payments of debt issuance costs	(0.3)	—
Net cash used in financing activities	(16.1)	(114.5)
Effect of exchange rate changes on cash and cash equivalents	6.8	(4.1)
Net increase (decrease) in cash and cash equivalents	96.3	(55.5)
Cash and cash equivalents, beginning of period	221.2	393.3
Cash and cash equivalents, end of period	$317.5	$337.8

Supplemental Cash Flow Information
Cash paid for income taxes	$31.5	$62.4
Cash paid for interest	$42.5	$51.7
Debt issuance costs in accounts payable	$0.5	$—
Debt issuance costs in accrued liabilities	$5.6	$—
Capital expenditures in accounts payable	$3.8	$3.1

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

The results of operations for the  interim periods ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.  The balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.

In May 2017, the Company sold a total of 47,495,000 shares of common stock in an initial public offering of shares of common stock. On November 15, 2017, May 2, 2018 and October 31, 2018, the Company completed secondary offerings of 25,300,000 shares, 30,533,478 and 20,000,000 shares, respectively, of common stock held by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”). As a result of the secondary offerings, the Company is no longer considered a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”). KKR owns 70,671,135 shares of common stock, or approximately 35% of the total outstanding common stock based on the number of shares outstanding as of June 30, 2019.

Recently Adopted Accounting Standard Updates (“ASU”)
ASU 2016-02, Leases (Topic 842)

On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) ASU 2016-02, Leases (Topic 842) (“ASC 842”) utilizing the optional transition method.  The amendments in this update replaced most of the existing GAAP lease accounting guidance in order to increase transparency and comparability among organizations by recognizing right-of-use lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP.  The amendments also expanded disclosure requirements for key information about leasing arrangements.  The Company elected the package of practical expedients in transition for leases that commenced prior to January 1, 2019 whereby these contracts were not reassessed or reclassified from their previous assessment as of December 31, 2018.  The Company updated its internal lease accounting policy to address the new standard, revised the Company’s business processes and controls and completed the implementation and data input for the Company’s lease accounting software solution.  The most significant impact of the standard on the Company was the recognition of an approximate $61.3 million operating right of use (“ROU”) asset and an approximate $61.4 million operating lease liability on the Condensed Consolidated Balance Sheet. The standard did not have a material impact on both the Company’s Condensed Consolidated Statements of Operations and the Company’s Condensed Consolidated Statements of Cash Flows.  See Note 14, “Leases” for further discussion of the Company’s operating and financing leases.

Index

ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

On January 1, 2019, the Company adopted FASB ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The standard allowed a reclassification from accumulated other comprehensive (loss) income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act as of January 1, 2019.  The Company recorded a cumulative-effect adjustment on the adoption date decreasing “Accumulated deficit” in the Condensed Consolidated Balance Sheets by $8.2 million and increasing “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets by $8.2 million.

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

Note 2. Business Combinations

Acquisition of MP Pumps, Inc.

On December 12, 2018, the Company acquired MP Pumps, Inc. (“MP Pumps”), a leading manufacturer of specialty industrial pumps and associated aftermarket parts. The Company acquired all of the assets and assumed certain liabilities of MP Pumps for total consideration, net of cash acquired, of $58.5 million, which consisted of cash payments of $57.8 million, a payable $0.1 million purchase price adjustment and a $0.6 million holdback. During the first quarter of 2019, an additional purchase price adjustment of $0.2 million removed the $0.1 million payable purchase price adjustment and reduced the holdback to $0.5 million.  The $0.5 million holdback was paid in the first quarter of 2019 and recorded in “Net cash paid in business combinations” in the Condensed Consolidated Statements of Cash Flows. The revenues and operating income of MP Pumps are included in the Company’s condensed consolidated financial statements from the acquisition date and are included in the Industrials segment. None of the goodwill resulting from this acquisition is deductible for tax purposes.

Acquisition of DV Systems, Inc.

On November 2, 2018, the Company acquired DV Systems, Inc. (“DV Systems”), a leading manufacturer of rotary screws and piston compressors and associated aftermarket parts. The Company acquired all of the assets and assumed certain liabilities of DV Systems for total consideration, net of cash acquired, of $16.1 million, which consisted of cash payments of $14.8 million and a $1.3 million holdback. During the first quarter of 2019, the purchase price was increased by $0.1 million and resulted in a payable $0.1 million purchase price adjustment. Of the $1.3 million holdback and $0.1 million purchase price adjustment, $0.4 million is expected to be paid by the end of the fourth quarter of 2019, $0.5 million by the end of the first quarter of 2020, and $0.5 million by the end of the fourth quarter of 2020. $0.9 million of the holdback and purchase price adjustment is recorded in “Accrued liabilities” in the Condensed Consolidated Balance Sheets and the remaining $0.5 million is recorded in “Other liabilities” in the Condensed Consolidated Balance Sheets. The revenues and operating income of DV Systems are included in the Company’s condensed consolidated financial statements from the acquisition date and are included in the Industrials segment. None of the goodwill resulting from this acquisition is deductible for tax purposes.

Index

Acquisition of PMI Pump Parts

On May 29, 2018, the Company acquired PMI Pump Parts (“PMI”), a leading manufacturer of plungers and other well service pump consumable products. The Company acquired all of the assets and assumed certain liabilities of PMI for total consideration, net of cash acquired, of $21.0 million, which consisted of cash payments of $18.8 million, a $2.0 million promissory note and a $0.2 million holdback. The $0.2 million holdback and $1.0 million of the promissory note were paid in the fourth quarter of 2018.  The remaining $1.0 million of the promissory note was paid in the second quarter of 2019 and recorded in “Payments for contingent consideration” in the Condensed Consolidated Statements of Cash Flows. The revenues and operating income of PMI are included in the Company’s condensed consolidated financial statements from the acquisition date and are included in the Energy segment. None of the goodwill resulting from this acquisition is deductible for tax purposes.

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

Acquisition Revenues and Operating Income (Loss)

The following table summarizes the revenue and operating income (loss) of these acquisitions for the periods presented subsequent to their date of acquisition.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2019	2018	2019	2018
Revenue	$29.2	$15.7	$55.0	$23.6
Operating income (loss)	4.6	(0.9)	6.6	(2.0)

Pro forma information regarding these acquisitions have not been provided as they did not have a material impact on the Company’s condensed consolidated results of operations individually or in the aggregate.

Transaction with Ingersoll Rand

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

Index

The Merger is expected to close in early 2020, subject to approval by the Company’s stockholders, regulatory approvals and customary closing conditions.

Note 3. Restructuring

Restructuring Program 2018

In the third quarter of 2018, the Company announced a restructuring program that primarily involves workforce reductions and facility consolidation. These actions are expected to continue throughout 2019 and are focused on targeted workforce optimization within general and administrative back-office and manufacturing overhead as well as continued facility consolidation. In the six month period ended June 30, 2019, $2.8 million was charged to expense through ‘‘Other operating expense, net’’ in the Condensed Consolidated Statements of Operations ($1.9 million for Industrials, $1.1 million for Energy and $(0.2) million for Medical).

The following table summarizes the activity associated with the Company’s restructuring programs for the six month period ended June 30, 2019.

Total
Balance as of December 31, 2018	$10.1
Charged to expense - Termination benefits	2.4
Charged to expense - Other	0.4
Payments	(7.0)
Other, net	(0.1)
Balance as of June 30, 2019	$5.8

As of June 30, 2019, restructuring reserves of $5.8 million are included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets. As of December 31, 2018, restructuring reserves of $10.1 million related to these programs were included in ‘‘Accrued liabilities’’ in the Consolidated Balance Sheets.

Note 4. Inventories

Inventories as of June 30, 2019 and December 31, 2018 consisted of the following.

	June 30, 2019	December 31, 2018
Raw materials, including parts and subassemblies	$403.4	$369.2
Work-in-process	59.9	58.1
Finished goods	81.1	83.4
	544.4	510.7
Excess of LIFO costs over FIFO costs	13.2	13.2
Inventories	$557.6	$523.9

Index

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill attributable to each reportable segment for the six month period ended June 30, 2019 is presented in the table below.

	Industrials	Energy	Medical	Total
Balance as of December 31, 2018	$632.7	$453.6	$203.2	$1,289.5
Foreign currency translation and other (1)	(2.2)	(2.3)	(0.1)	(4.6)
Balance as of June 30, 2019	$630.5	$451.3	$203.1	$1,284.9

(1)	During the six month period ended June 30, 2019, the Company recorded an increase in goodwill of $0.2 million as a result of measurement period adjustments in the Industrials segment.

As of June 30, 2019, goodwill included a total of $563.9 million of accumulated impairment losses within the Energy segment. There were no goodwill impairment charges recorded during the six month periods ended June 30, 2019 and 2018.

Other intangible assets as of June 30, 2019 and December 31, 2018 consisted of the following.

	June 30, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer lists and relationships	$1,241.9	$(620.9)	$1,245.5	$(567.8)
Technology	21.5	(5.3)	21.7	(4.8)
Trademarks	44.7	(14.6)	44.9	(13.0)
Backlog	68.6	(68.6)	68.8	(68.6)
Other	62.8	(36.7)	62.3	(31.9)
Unamortized intangible assets
Trademarks	610.4	—	611.3	—
Total other intangible assets	$2,049.9	$(746.1)	$2,054.5	$(686.1)

Amortization of intangible assets for the three and six month periods ended June 30, 2019 and 2018 were as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2019	2018	2019	2018
Intangible asset amortization expense	$30.9	$31.5	$62.3	$62.4

Amortization of intangible assets is anticipated to be approximately $123.2 million annually in 2020 through 2024 based upon exchange rates as of June 30, 2019.

Index

Note 6. Accrued Liabilities

Accrued liabilities as of June 30, 2019 and December 31, 2018 consisted of the following.

	June 30, 2019	December 31, 2018
Salaries, wages and related fringe benefits	$64.4	$62.9
Restructuring	5.8	10.1
Taxes	21.5	24.3
Contract liabilities	60.6	69.6
Product warranty	23.4	23.9
Accrued interest	0.7	0.3
Operating lease liabilities(1)	17.5	—
Other	57.6	57.4
Total accrued liabilities	$251.5	$248.5

(1)
The Company adopted ASU 2016-02, Leases, on January 1, 2019 using the optional transition method.  See Note 1 “Condensed Consolidated Financial Statements” for further discussion of the adoption of ASU 2016-02 and Note 14 “Leases” for discussion of the Company’s operating and financing leases.

A reconciliation of the changes in the accrued product warranty liability for the three and six month periods ended June 30, 2019 and 2018 are as follows.

	For the Three Month Period Ended June 30, 2019	For the Three Month Period Ended June 30, 2018	For the Six Month Period Ended June 30, 2019	For the Six Month Period Ended June 30, 2018
Balance at beginning of period	$21.8	$24.3	$23.9	$22.3
Product warranty accruals	7.8	5.5	14.6	11.6
Settlements	(6.3)	(5.2)	(15.1)	(10.6)
Charged to other accounts(1)	0.1	(0.7)	—	0.6
Balance at end of period	$23.4	$23.9	$23.4	$23.9

(1)
Includes primarily the effects of foreign currency translation adjustments for the Company’s subsidiaries with functional currencies other than the USD, and changes in the accrual related to acquisitions.

Index

Note 7. Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and six month periods ended June 30, 2019 and 2018.

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	For the Three Month Period Ended June 30, 2019	For the Six Month Period Ended June 30, 2019	For the Three Month Period Ended June 30, 2019	For the Six Month Period Ended June 30, 2019	For the Three Month Period Ended June 30, 2019	For the Six Month Period Ended June 30, 2019
Service cost	$—	$—	$0.4	$0.8	$—	$—
Interest cost	0.6	1.1	1.9	3.9	0.1	0.1
Expected return on plan assets	(0.6)	(1.1)	(2.6)	(5.2)	—	—
Recognition of:
Unrecognized prior service cost	—	—	0.1	0.1	—	—
Unrecognized net actuarial loss	—	0.1	0.5	1.0	—	—
	$—	$0.1	$0.3	$0.6	$0.1	$0.1

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	For the Three Month Period Ended June 30, 2018	For the Six Month Period Ended June 30, 2018	For the Three Month Period Ended June 30, 2018	For the Six Month Period Ended June 30, 2018	For the Three Month Period Ended June 30, 2018	For the Six Month Period Ended June 30, 2018
Service cost	$—	$—	$0.4	$0.9	$—	$—
Interest cost	0.5	1.0	1.9	3.8	—	0.1
Expected return on plan assets	(1.2)	(2.3)	(2.9)	(5.9)	—	—
Recognition of:
Unrecognized prior service cost	—	—	—	—	—	—
Unrecognized net actuarial loss	—	—	0.5	1.0	—	—
	$(0.7)	$(1.3)	$(0.1)	$(0.2)	$—	$0.1

The components of net periodic benefit cost other than the service cost component are included in “Other income, net” in the Condensed Consolidated Statements of Operations.

Index

Note 8. Debt

Debt as of June 30, 2019 and December 31, 2018 is summarized as follows.

	June 30, 2019	December 31, 2018
Short-term borrowings	$—	$—
Long-term debt:
Revolving credit facility, due 2024(1)	$—	$—
Receivables financing agreement, due 2020	—	—
Term loan denominated in U.S. dollars, due 2024(2)	927.6	952.6
Term loan denominated in Euros, due 2024(3)	686.9	696.5
Capitalized leases and other long-term debt	26.0	26.3
Unamortized debt issuance costs	(9.0)	(3.3)
Total long-term debt, net, including current maturities	1,631.5	1,672.1
Current maturities of long-term debt	8.0	7.9
Total long-term debt, net	$1,623.5	$1,664.2

(1)	On June 28, 2019, the Revolving Credit Facility’s maturity was extended to June 28, 2024 as part of the Amendment described within this Note. As of December 31, 2018, the maturity was April 30, 2020.

(2)	As of June 30, 2019, the applicable interest rate was 5.15% and the weighted-average rate was 5.24% for the six month period ended June 30, 2019.

(3)	As of June 30, 2019, the applicable interest rate was 3.00% and the weighted-average rate was 3.00% for the six month period ended June 30, 2019.

On June 28, 2019, the Company entered into Amendment No. 4 to the Credit Agreement, dated as of July 30, 2013 (as amended by Amendment No. 1 to the Credit Agreement, dated as of March 4, 2016, Amendment No. 2, dated as of August 17, 2017 and Amendment No. 3 dated as of December 13, 2018) with UBS AG, Stamford Branch, as Resigning Agent and Citibank, N.A. as Successor Agent.

Amendment No. 4 (i) refinanced the existing senior secured revolving credit facility with a replacement $450.0 million senior secured revolving credit facility (the “New Revolving Credit Facility”); (ii) extended the maturity of the revolving credit facility to June 28, 2024, (iii) terminated the revolving credit facility commitments of certain lenders under the existing senior secured revolving credit facility under the Credit Agreement, (iv) provided for up to $200.0 million of the New Revolving Credit Facility to be available for the purpose of issuing letters of credit; (v) provided for the replacement of GD First (UK) Limited by Gardner Denver Holdings, Ltd. as the UK Borrower under the Amended Credit Agreement; (vi) transferred the Administrative Agent, Collateral Agent and Swingline Lender roles under the Amended Credit Agreement to Citibank, N.A; and (vii) made certain other corresponding technical changes and updates.

At the consummation of the merger between Gardner Denver Holdings, Inc, and Ingersoll-Rand plc, Amendment No. 4 increases the aggregate amount of the New Revolving Credit Facility to $1,000.0 million and increases the capacity under the New Revolving Credit Facility to issue letters of credit to $400.0 million.

Loans under the New Revolving Credit Facility will have an initial applicable margin of 2.25% for LIBOR loans and 1.25% for base rate loans.

Amendment No. 4 resulted in the write-off of $0.2 million of debt issuance costs for the three and six month periods ended June 30, 2019.  This was included in “Loss on extinguishment of debt” in the Condensed Consolidated Statements of Operations.

As of June 30, 2019, the Company had no outstanding borrowings, $5.0 million of outstanding letters of credit under the New Revolving Credit Facility and unused availability of $445.0 million.

Index

In March 2019, the Company used excess cash to repay $25.0 million of principal on outstanding borrowings under the Dollar Term Loan Facility.

As of June 30, 2019, the Company had no outstanding borrowings, $26.7 million of letters of credit outstanding and $76.4 million of capacity available under the Receivables Financing Agreement (“RFA”).

Note 9. Stock-Based Compensation

The Company has outstanding stock-based compensation awards granted under the 2013 Stock Incentive Plan (“2013 Plan”) and the 2017 Omnibus Incentive Plan (“2017 Plan”) as described in Note 16, “Stock-Based Compensation Plans” to the consolidated financial statements in its annual report on Form 10-K for the year ended December 31, 2018.

In the three and six month periods ended June 30, 2019, the Company recognized stock-based compensation expense of approximately $6.0 million and $13.6 million, respectively. The Company recognized stock-based compensation expense of approximately $1.8 million and $5.2 million for the three and six month periods ended June 30, 2018, respectively. These costs are included in “Other operating expense, net” in the Condensed Consolidated Statements of Operations.

The $13.6 million of stock-based compensation expense for the six month period ended June 30, 2019 included expense of $0.7 million for the modification of a former employee’s equity awards, expense for equity awards granted under the 2013 Plan and 2017 Plan of $5.0 million and an increase in the liability for stock appreciation rights (“SAR”) of $7.9 million. The $0.7 million stock-based compensation expense for the modification incurred in the six month period ended June 30, 2019 provided continued vesting through scheduled vesting dates for certain awards of a former employee.

As of June 30, 2019, there was $35.0 million of total unrecognized compensation expense related to outstanding stock options and restricted stock awards.

SARs, granted under the 2013 Plan are expected to be settled in cash and are accounted for as liability awards. As of June 30, 2019, a liability of approximately $11.2 million for SARs was included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

Stock Option Awards

A summary of the Company’s stock option (including SARs) activity for the six month period ended June 30, 2019 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Exercise Price (per share)
Outstanding as of December 31, 2018	12,352	$10.93
Granted	1,070	$27.05
Exercised or settled	(3,890)	$8.72
Forfeited	(90)	$30.42
Expired	(9)	$32.06
Outstanding as of June 30, 2019	9,433	$13.46
Vested as of June 30, 2019	7,266	$9.61

Index

The following assumptions were used to estimate the fair value of options granted (excluding previously disclosed modified awards) during the six month periods ended June 30, 2019 and 2018 using the Black-Scholes option-pricing model.

	For the Six Month Period Ended June 30, 2019	For the Six Month Period Ended June 30, 2018
Assumptions
Expected life of options (in years)	6.3	7.0 - 7.5
Risk-free interest rate	2.4 - 2.6%	2.9 - 3.0%
Assumed volatility	30.7 - 31.8%	34.4 - 35.4%
Expected dividend rate	0.0% %	0.0% %

Restricted Stock Unit Awards

A summary of the Company’s restricted stock unit activity for the six month period ended June 30, 2019 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2018	362	$31.78
Granted	418	$27.05
Vested	(33)	$31.97
Forfeited	(38)	$31.56
Non-vested as of June 30, 2019	709	$28.97

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

The before tax income (loss) and related income tax effect are as follows.

	For the Three Month Period Ended June 30, 2019			For the Six Month Period Ended June 30, 2019
	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount

Foreign currency translation adjustments, net	$(8.6)	$2.2	$(6.4)	$(4.1)	$(2.4)	$(6.5)
Unrecognized (losses) gains on cash flow hedges, net	(0.7)	0.2	(0.5)	0.6	0.8	1.4
Pension and other postretirement benefit prior service cost and gain or loss, net	1.3	(0.1)	1.2	1.5	(0.1)	1.4
Other comprehensive loss	$(8.0)	$2.3	$(5.7)	$(2.0)	$(1.7)	$(3.7)

Index

	For the Three Month Period Ended June 30, 2018			For the Six Month Period Ended June 30, 2018
	Before-Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit)	Net of Tax Amount
Foreign currency translation adjustments, net	$(58.1)	$(9.4)	$(67.5)	$(28.5)	$(4.6)	$(33.1)
Unrecognized gains (losses) on cash flow hedges, net	6.2	(1.5)	4.7	21.3	(5.2)	16.1
Pension and other postretirement benefit prior service cost and gain or loss, net	3.3	(0.6)	2.7	2.1	1.0	3.1
Other comprehensive loss	$(48.6)	$(11.5)	$(60.1)	$(5.1)	$(8.8)	$(13.9)

On January 1, 2019, the Company adopted ASU 2018-02 which reclassified stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive (loss) income to retained (deficit) earnings.  The Company recorded a cumulative-effect adjustment which increased “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheet by $8.2 million.  Changes in accumulated other comprehensive (loss) income by component for the six month periods ended June 30, 2019 and 2018 are presented in the following table (1).

	Foreign Currency Translation Adjustments, Net	Unrealized (Losses) Gains on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
Balance as of December 31, 2018	$(190.6)	$(11.4)	$(45.0)	$(247.0)
Other comprehensive (loss) income before reclassifications	(6.5)	(4.4)	0.5	(10.4)
Amounts reclassified from accumulated other comprehensive (loss) income	—	5.8	0.9	6.7
Other comprehensive (loss) income	(6.5)	1.4	1.4	(3.7)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2018-02)	(1.5)	(6.7)	—	(8.2)
Balance as of June 30, 2019	$(198.6)	$(16.7)	$(43.6)	$(258.9)

	Foreign Currency Translation Adjustments, Net	Unrealized (Losses) Gains on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
Balance as of December 31, 2017	$(129.6)	$(29.8)	$(40.4)	$(199.8)
Other comprehensive (loss) income before reclassifications	(33.1)	10.1	2.3	(20.7)
Amounts reclassified from accumulated other comprehensive (loss) income	—	6.0	0.8	6.8
Other comprehensive (loss) income	(33.1)	16.1	3.1	(13.9)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2017-12)	—	0.3	—	0.3
Balance as of June 30, 2018	$(162.7)	$(13.4)	$(37.3)	$(213.4)

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

Index
Reclassifications out of accumulated other comprehensive (loss) income for the six month periods ended June 30, 2019 and 2018 are presented in the following table:

Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
Details about Accumulated Other Comprehensive (Loss) Income Components	For the Six Month Period Ended June 30, 2019	For the Six Month Period Ended June 30, 2018	Affected Line in the Statement Where Net Income is Presented
Loss on cash flow hedges
Interest rate swaps	$7.6	$7.9	Interest expense
	7.6	7.9	Total before tax
	(1.8)	(1.9)	Benefit for income taxes
	$5.8	$6.0	Net of tax
Amortization of defined benefit pension and other postretirement benefit items	$1.2	$1.0		(1)
	1.2	1.0	Total before tax
	(0.3)	(0.2)	Benefit for income taxes
	$0.9	$0.8	Net of tax
Total reclassifications for the period	$6.7	$6.8	Net of tax

(1)	These components are included in the computation of net periodic benefit cost. See Note 7 “Pension and Other Postretirement Benefits” for additional details.

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

Index
Derivative Instruments

The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.

	June 30, 2019
Derivative Classification		Notional Amount (1)	Fair Value (1) Other Current Assets	Fair Value (1) Other Assets	Fair Value (1) Accrued Liabilities	Fair Value (1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash Flow	$825.0	$—	$—	$7.4	$13.2
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$123.5	$0.8	$—	$—	$—
Foreign currency forwards	Fair Value	$71.8	$—	$—	$1.5	$—

	December 31, 2018
Derivative Classification		Notional Amount (1)	Fair Value (1) Other Current Assets	Fair Value (1) Other Assets	Fair Value (1) Accrued Liabilities	Fair Value (1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash Flow	$925.0	$—	$—	$11.2	$8.7
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$143.3	$1.3	$—	$—	$—
Foreign currency forwards	Fair Value	$27.5	$—	$—	$0.1	$—

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

Gains and losses on derivatives designated as cash flow hedges included in the Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2019 and 2018 are as presented in the table below.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2019	2018	2019	2018
Interest rate swap contracts
(Loss) gain recognized in AOCI on derivatives	$(4.6)	$3.1	$(7.0)	$13.4
Loss reclassified from AOCI into income (effective portion)(1)	(3.9)	(3.1)	(7.6)	(7.9)

(1)	Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income were included within “Interest expense” in the Condensed Consolidated Statements of Operations.

As of  June 30, 2019, the Company is the fixed rate payor on eight interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $825.0 million of the Company’s LIBOR-based variable rate borrowings.  These contracts carry fixed rates ranging from 3.3% to 4.3% and have expiration dates ranging from 2019 to 2020.  These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments.  Based on LIBOR-based swap yield curves as of June 30, 2019, the Company expects to reclassify losses of $18.3 million out of AOCI into earnings during the next 12 months.  The Company’s LIBOR-based variable rate borrowings outstanding as of June 30, 2019 were $927.6 million and €604.2 million.

Index

The Company had eight foreign currency forward contracts outstanding as of June 30, 2019 with notional amounts ranging from $7.6 million to $47.3 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates.  The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included within “Other operating expense, net” in the Condensed Consolidated Statements of Operations.  The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty.  It is the Company’s practice to recognize the gross amounts in the Condensed Consolidated Balance Sheets.  The amount available to be netted is not material.

The Company’s (losses) gains on derivative instruments not designated as accounting hedges and total net foreign currency (losses) gains for the three and six month periods ended June 30, 2019 and 2018 were as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2019	2018	2019	2018
Foreign currency forward contracts (losses) gains	$(2.2)	$7.3	$(3.8)	$6.2
Total foreign currency transaction (losses) gains, net	(0.6)	2.4	(3.7)	(0.2)

The Company has a significant investment in consolidated subsidiaries with functional currencies other than the USD, particularly the EUR. The Company designated its Original Euro Term Loan as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies in 2017 until it was extinguished and replaced on August 17, 2017 by a €615.0 million Euro Term Loan, further described in Note 10 “Debt” to the consolidated financial statements in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018. On August 17, 2017, the Company designated the €615.0 million Euro Term Loan as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies. As of June 30, 2019, the Euro Term Loan of €604.2 million remained designated.

The Company’s (losses) and gains, net of income tax, associated with changes in the value of debt for the three and six month periods ended June 30, 2019 and 2018 and the net balance of such (losses) and gains included in accumulated other comprehensive (loss) income as of June 30, 2019 and 2018 were as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2019	2018	2019	2018
(Loss) gain, net of income tax, recorded through other comprehensive income	$(7.0)	$29.7	$4.7	$14.5
Balance included in accumulated other comprehensive (loss) income as of June 30, 2019 and 2018, respectively			$61.3	$46.7

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019.

	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards(1)	$—	$0.8	$—	$0.8
Trading securities held in deferred compensation plan(2)	6.5	—	—	6.5
Total	$6.5	$0.8	$—	$7.3
Financial Liabilities
Foreign currency forwards(1)	$—	$1.5	$—	$1.5
Interest rate swaps(3)	—	20.6	—	20.6
Deferred compensation plan(2)	6.5	—	—	6.5
Total	$6.5	$22.1	$—	$28.6

(1)	Based on calculations that use readily observable market parameters as their basis, such as spot and forward rates.

(2)	Based on the quoted price of publicly traded mutual funds which are classified as trading securities and accounted for using the mark-to-market method.

(3)
Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of June 30, 2019.  The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

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

Taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Sales commissions are due at either collection of payment from customers or recognition of revenue. Applying the practical expedient from ASC 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in ‘‘Selling and administrative expenses’’ in the Condensed Consolidated Statements of Operations.

Disaggregation of Revenue

The following tables provide disaggregated revenue by reportable segment for the three month periods ended June 30, 2019 and 2018.

	For the Three Month Period Ended June 30, 2019
	Industrials	Energy	Medical	Total
Primary Geographic Markets
United States	$103.4	$140.1	$30.5	$274.0
Other Americas	25.8	20.0	0.3	46.1
Total Americas	$129.2	$160.1	$30.8	$320.1
EMEA	155.8	25.9	27.6	209.3
Asia Pacific	49.3	36.8	13.6	99.7
Total	$334.3	$222.8	$72.0	$629.1

Product Categories
Original equipment(1)	$231.0	$92.7	$70.3	$394.0
Aftermarket(2)	103.3	130.1	1.7	235.1
Total	$334.3	$222.8	$72.0	$629.1

Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$322.9	$202.8	$72.0	$597.7
Revenue recognized over time(4)	11.4	20.0	—	31.4
Total	$334.3	$222.8	$72.0	$629.1

Index

	For the Three Month Period Ended June 30, 2018
	Industrials	Energy	Medical	Total
Primary Geographic Markets
United States	$91.0	$173.1	$24.8	$288.9
Other Americas	17.0	28.1	0.5	45.6
Total Americas	$108.0	$201.2	$25.3	$334.5
EMEA	164.6	45.2	27.8	237.6
Asia Pacific	56.1	26.7	13.3	96.1
Total	$328.7	$273.1	$66.4	$668.2

Product Categories
Original equipment(1)	$225.6	$118.6	$64.2	$408.4
Aftermarket(2)	103.1	154.5	2.2	259.8
Total	$328.7	$273.1	$66.4	$668.2

Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$314.1	$258.9	$66.4	$639.4
Revenue recognized over time(4)	14.6	14.2	—	28.8
Total	$328.7	$273.1	$66.4	$668.2

(1)	Revenues from sales of capital equipment within the Industrials and Energy Segments and sales of components to original equipment manufacturers in the Medical Segment.

(2)	Revenues from sales of spare parts, accessories, other components and services in support of maintaining customer owned, installed base of the Company’s original equipment.

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

Index

The following tables provide disaggregated revenue by reportable segment for the six month periods ended June 30, 2019 and 2018.

	For the Six Month Period Ended June 30, 2019
	Industrials	Energy	Medical	Total
Primary Geographic Markets
United States	$202.1	$282.9	$58.2	$543.2
Other Americas	46.9	42.3	0.9	90.1
Total Americas	$249.0	$325.2	$59.1	$633.3
EMEA	308.0	69.8	55.8	433.6
Asia Pacific	95.4	60.9	26.2	182.5
Total	$652.4	$455.9	$141.1	$1,249.4

Product Categories
Original equipment(1)	$450.7	$181.5	$137.1	$769.3
Aftermarket(2)	201.7	274.4	4.0	480.1
Total	$652.4	$455.9	$141.1	$1,249.4

Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$630.4	$419.0	$141.1	$1,190.5
Revenue recognized over time(4)	22.0	36.9	—	58.9
Total	$652.4	$455.9	$141.1	$1,249.4

	For the Six Month Period Ended June 30, 2018
	Industrials	Energy	Medical	Total
Primary Geographic Markets
United States	$181.4	$338.5	$46.1	$566.0
Other Americas	38.2	55.6	1.4	95.2
Total Americas	$219.6	$394.1	$47.5	$661.2
EMEA	325.6	70.4	54.7	450.7
Asia Pacific	100.4	50.8	24.6	175.8
Total	$645.6	$515.3	$126.8	$1,287.7

Product Categories
Original equipment(1)	$441.2	$210.0	$122.2	$773.4
Aftermarket(2)	204.4	305.3	4.6	514.3
Total	$645.6	$515.3	$126.8	$1,287.7

Pattern of Revenue Recognition
Revenue recognized at point in time(3)	621.6	$497.9	$126.8	$1,246.3
Revenue recognized over time(4)	24.0	17.4	—	41.4
Total	$645.6	$515.3	$126.8	$1,287.7

(1)	Revenues from sales of capital equipment within the Industrials and Energy Segments and sales of components to original equipment manufacturers in the Medical Segment.

(2)	Revenues from sales of spare parts, accessories, other components and services in support of maintaining customer owned, installed base of the Company’s original equipment.

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

As of June 30, 2019, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $218.9 million in the next twelve months and $50.5 million in periods thereafter. The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time and service contracts with an original duration greater than one year.

Contract Balances

The following table provides the contract balances as of June 30, 2019 and December 31, 2018 presented in the Condensed Consolidated Balance Sheets.

	June 30, 2019	December 31, 2018
Accounts receivable	$498.6	$525.4
Contract assets	26.0	19.6
Contract liabilities	60.6	69.6

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

Index

Note 13. Income Taxes

The following table summarizes the Company’s provision for income taxes and effective income tax provision rate for the three and six month periods ended June 30, 2019 and 2018.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2019	2018	2019	2018
Income before income taxes	$53.2	$77.5	$112.4	$143.4
Provision for income taxes	$8.3	$17.2	$20.3	$40.7
Effective income tax provision rate	15.6%	22.2%	18.1%	28.4%

The decrease in the provision for income taxes and decrease in the effective income tax provision rate for the three month period ended June 30, 2019 when compared to the same three month period of 2018 is primarily due to a decrease in the amount of earnings generated in countries with higher statutory tax rates and an increase in windfall tax benefits.

The decrease in the provision for income taxes and decrease in the effective income tax provision rate for the six month period ended June 30, 2019 when compared to the same six month period of 2018 is primarily due to a decrease in the amount of earnings generated in countries with higher statutory rates, an increase in windfall tax benefits and the Transition tax imposed under the Tax Cuts and Jobs Act of 2017.

Note 14. Leases

The Company adopted ASC 842 on January 1, 2019 using the optional transition method.  See Note 1 “Condensed Consolidated Financial Statements” for further discussion of the adoption.

The Company has operating and financing leases for real estate, vehicles, IT equipment, office equipment and production equipment.  The Company determines if an arrangement is a lease and identifies the classification of the lease as a financing lease or an operating lease at inception.  Operating leases are recorded as operating lease right-of-use assets (“ROU assets”) in “Other assets” and operating lease liabilities in “Accrued liabilities” and “Other liabilities” in the Condensed Consolidated Balance Sheets.  Financing leases are recorded as financing ROUs in “Property, plant and equipment” and lease liabilities in “Short-term borrowings and current maturities of long-term debt” and “Long-term debt, less current maturities” in the Condensed Consolidated Balance Sheets.

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

Index

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

The Company elected not to recognize short-term leases on its balance sheet and continues to expense such leases.

The components of lease expense for the three and six month periods ended June 30, 2019 were as follows.

	For the Three Month Period Ended June 30, 2019	For the Six Month Period Ended June 30, 2019
Operating lease cost	$5.6	$11.0

Finance lease cost
Amortization of right-of-use assets	$0.3	$0.7
Interest on lease liabilities	0.4	0.8
Total finance lease cost	$0.7	$1.5

Short-term lease cost	$0.3	$0.5

Supplemental cash flow information related to leases was as follows.

For the Six Month Period Ended June 30, 2019
Cash paid for amounts included in the measurement of leases
Operating cash flows from operating leases	$10.9
Operating cash flows from finance leases	$0.8
Financing cash flows from finance leases	$0.4

Index

Supplemental balance sheet information related to leases was as follows.

June 30, 2019
Operating leases
Other assets	$57.3

Accrued liabilities	17.5
Other liabilities	40.1
Total operating lease liabilities	$57.6

Finance Leases
Property, plant and equipment	$24.6

Short-term borrowings and current maturities of long-term debt	1.0
Long-term debt, less current maturities	24.9
Total finance lease liabilities	$25.9

Weighted Average Remaining Lease Term (in years)
Operating leases	4.6
Finance leases	14.1

Weighted Average Discount Rate
Operating leases	2.4%
Finance leases	6.3%

Maturities of lease liabilities as of June 30, 2019 were as follows.

	Operating Leases	Finance Leases
2019 (excluding the six months ended June 30, 2019)	$9.8	$1.3
2020	16.6	2.5
2021	11.7	2.6
2022	8.0	2.6
2023	5.3	2.7
Thereafter	9.2	28.8
Total lease payments	$60.6	$40.5
Less imputed interest	(3.0)	(14.6)
Total	$57.6	$25.9

As of December 31, 2018, future minimum rental payments for operating leases for the five years subsequent to December 31, 2018 and thereafter were approximately $25.8 million, $19.5 million, $13.9 million, $7.7 million, $5.4 million and $9.4 million, respectively.  As of December 31, 2018, future minimum rental payments for capital leases for the five years subsequent to December 31, 2018 and thereafter were approximately $0.8 million, $1.0 million, $1.1 million, $1.2 million, $1.4 million and $20.7 million.

Index
Note 15. Supplemental Information

The components of “Other operating expense, net” for the three month and six month periods ended June 30, 2019 and 2018 were as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2019	2018	2019	2018
Other Operating Expense, Net
Foreign currency transaction losses (gains), net	$0.6	$(2.4)	$3.7	$0.2
Restructuring charges, net (1)	0.8	—	2.8	—
Stock-based compensation(2)	7.1	(0.8)	16.4	1.9
Shareholder litigation settlement recoveries(3)	—	—	(6.0)	(4.5)
Acquisition related expenses and non-cash charges(4)	17.1	2.9	18.7	5.9
Gains on asset disposals	(0.4)	—	(0.3)	(1.2)
Other, net	0.1	0.9	1.1	2.6
Total other operating expense, net	$25.3	$0.6	$36.4	$4.9

(1)	See Note 3 “Restructuring.”

(2)
Represents stock-based compensation expense recognized for the three month and six month periods ended June 30, 2019 of $6.0 million and $13.6 million, respectively, increased by $1.1 million and $2.8 million for the three month and six month periods ended June 30, 2019, respectively, due to costs associated with employer taxes.

Represents stock-based compensation expense recognized for the three month and six month periods ended June 30, 2018 of $1.8 million and $5.2 million, respectively, reduced by a $2.6 million and $3.3 million decrease in the estimated accrual for employer taxes for the three month and six month periods ended June 30, 2018, respectively, as a result of the achievement of employer tax caps in countries outside of the United States.

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

Index

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

The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the Products described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, inherent uncertainties of litigation and future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case (discussed below), or other inability to collect from the Company’s historical insurers or indemnitors, could cause a different outcome. While the outcome of legal proceedings is inherently uncertain, based on presently known facts, experience, and circumstances, the Company believes that the amounts accrued on its balance sheet are adequate and that the liabilities arising from the asbestos and silica-related personal injury lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. ‘‘Accrued liabilities’’ and ‘‘Other liabilities’’ in the Condensed Consolidated Balance Sheets include a total litigation reserve of $102.3 million and $105.8 million as of June 30, 2019 and December 31, 2018, respectively, with regards to potential liability arising from the Company’s asbestos-related litigation. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity.

The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has also pursued litigation against certain insurers or indemnitors, where necessary. The Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $102.8 million and $103.0 million as of June 30, 2019 and December 31, 2018, respectively, which was included in ‘‘Other assets’’ in the Condensed Consolidated Balance Sheets.

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

Index

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

The Company has undiscounted accrued liabilities of $6.8 million and $6.9 million as of June 30, 2019 and December 31, 2018, respectively, on its Condensed Consolidated Balance Sheets to the extent costs are known or can be reasonably estimated for its remaining financial obligations for the environmental matters discussed above and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.

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

Index
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

The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Income Before Income Taxes for the three month and six month periods ended June 30, 2019 and 2018.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2019	2018	2019	2018
Revenue
Industrials	$334.3	$328.7	$652.4	$645.6
Energy	222.8	273.1	455.9	515.3
Medical	72.0	66.4	141.1	126.8
Total Revenue	$629.1	$668.2	$1,249.4	$1,287.7
Segment Adjusted EBITDA
Industrials	$76.6	$71.1	$147.7	137.9
Energy	56.3	79.7	116.3	147.6
Medical	21.4	18.0	41.4	33.9
Total Segment Adjusted EBITDA	$154.3	$168.8	$305.4	$319.4
Less items to reconcile Segment Adjusted EBITDA to Income
Before Income Taxes:
Corporate expenses not allocated to segments(1)	$6.7	$7.2	$17.7	$9.6
Interest expense	22.4	26.1	44.8	52.1
Depreciation and amortization expense	44.4	45.3	89.9	90.2
Restructuring and related business transformation costs(2)	2.0	8.4	6.1	12.9
Acquisition related expenses and non-cash charges(3)	17.1	5.7	18.7	10.3
Expenses related to public stock offerings(4)	—	0.5	—	1.9
Establish public company financial reporting compliance(5)	—	1.1	0.6	1.9
Stock-based compensation(6)	7.1	(0.8)	16.4	1.9
Foreign currency transaction losses (gains), net	0.6	(2.4)	3.7	0.2
Loss on extinguishment of debt (7)	0.2	0.2	0.2	0.2
Shareholder litigation settlement recoveries(8)	—	—	(6.0)	(4.5)
Other adjustments(9)	0.6	—	0.9	(0.7)
Income Before Income Taxes	$53.2	$77.5	$112.4	$143.4

(1)	Includes insurance recoveries of asbestos legal fees of $5.6 million in the six month period ended June 30, 2018.

Index

(2)	Restructuring and related business transformation costs consist of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2019	2018	2019	2018
Restructuring charges	$0.8	$—	$2.8	$—
Severance, sign-on, relocation and executive search costs	0.2	1.9	1.2	3.9
Facility reorganization, relocation and other costs	0.5	0.7	1.1	1.3
Information technology infrastructure transformation	0.4	0.2	0.7	0.2
Gains on asset disposals	(0.4)	—	(0.3)	(1.2)
Consultant and other advisor fees	0.1	4.0	0.2	6.6
Other, net	0.4	1.6	0.4	2.1
Total restructuring and related business transformation costs	$2.0	$8.4	$6.1	$12.9

(3)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs) and non-cash charges and credits arising from fair value purchase accounting adjustments.

(4)	Represents certain expenses related to the Company’s secondary stock offerings.

(5)
Represents third party expenses to comply with the requirements of Sarbanes-Oxley and the accelerated adoption of the new accounting standards (ASC 606 - Revenue from Contracts with Customers and ASC 842 - Leases) in the first quarter of 2018 and 2019, respectively, one year ahead of the required adoption dates for a private company.

(6)
Represents stock-based compensation expense recognized for the three month and six month periods ended June 30, 2019 of $6.0 million and $13.6 million, respectively increased by $1.1 million and $2.8 million  for the three month and six month periods ended June 30, 2019, respectively, due to costs associated with employer taxes.

Represents stock-based compensation expense recognized for the three month and six month periods ended June 30, 2018 of $1.8 million and $5.2 million, respectively, reduced by a $2.6 million and $3.3 million decrease in the estimated accrual for employer taxes for the three month and six month periods ended June 30, 2018, respectively, as a result of the achievement of employer tax caps in countries outside of the United States.

(7)	Represents losses on extinguishment of a portion of the U.S. term loan and the amendment of the revolving credit facility.

(8)	Represents an insurance recovery of the Company’ shareholder litigation settlement in 2014.

(9)
Includes (i) effects of amortization of prior service costs and amortization of losses in pension and other postemployment (“OPEB”) expense, (ii) certain legal and compliance costs and (iii) other miscellaneous adjustments.

Note 18. Related Party Transactions

Affiliates of KKR participated as a lender in the Company’s Senior Secured Credit Facilities.  KKR held a position in the Euro Term Loan Facility of €48.2 million as of June 30, 2019.

The Company entered into Amendment No. 4 to the Credit Agreement on June 28, 2019. See Note 8, “Debt” for further discussion of Amendment No 4.  KKR Affiliates were a joint lead arranger and bookrunner of the Amendment. KKR Affiliates earned $0.4 million in structuring fees for the six month period ended June 30, 2019 for their involvement in the Amendment.

Index

Note 19. Earnings Per Share

The computations of basic and diluted earnings per share are as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2019	2018	2019	2018
Net income	$44.9	$60.3	$92.1	$102.7
Average shares outstanding
Basic	203.4	201.8	202.5	201.7
Diluted	208.9	209.6	208.4	209.8
Earnings per share
Basic	$0.22	$0.30	$0.45	$0.51
Diluted	$0.21	$0.29	$0.44	$0.49

The DSUs described in Note 16, “Stock-Based Compensation Plans” to the consolidated financial statements in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018 were considered outstanding shares for the purpose of computing basic earnings per share because they were issued solely upon the passage of time.

For the three month periods ended June 30, 2019 and 2018, there were 1.8 million and 0.8 million anti-dilutive shares that were not included in the computation of diluted earnings per share.  For the six month periods ended June 30, 2019 and 2018, there were 1.8 million and 0.8 million anti-dilutive shares that were not included in the computation of diluted earnings per share.

Note 20. Subsequent Events

On July 8, 2019, Gardner Denver Holdings, Inc acquired Oina VV AB (“Oina”), a company specializing in customized pump solutions for liquid handling processes for use in medical, process and industrial applications, for $10.0 million from cash on hand.  The revenues and operating income of Oina will be included in the Medical segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and in this report.  Actual results may differ materially from those contained in any forward-looking statements.  You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Index
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

Transaction with Ingersoll Rand

On April 30, 2019, we entered into a definitive agreement with Ingersoll-Rand plc (“Ingersoll Rand”) pursuant to which Ingersoll Rand will separate its Industrial segment (“Ingersoll Rand Industrial”) and then combine it with our Company (the “Merger Agreement”). The transaction will be effected through a “Reverse Morris Trust” transaction pursuant to which Ingersoll Rand Industrial is expected to be spun-off to Ingersoll Rand’s shareholders and simultaneously merged with and surviving as a wholly-owned subsidiary of our Company (the “Merger”). Under the terms of the Merger Agreement, which has been unanimously approved by our Board of Directors and the Board of Directors of Ingersoll Rand, at the time of close, Ingersoll Rand will receive $1.9 billion in cash from Ingersoll Rand Industrial that will be funded by newly-issued debt assumed by us in the Merger. Upon close of the transaction, existing Ingersoll Rand shareholders will receive 50.1% of the shares of our Company on a fully diluted basis.

The Merger is expected to close in early 2020, subject to approval by our stockholders, regulatory approvals and customary closing conditions.

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

Index
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

Index
Selling and Administrative Expenses

Selling and administrative expenses consist of (i) salaries and other employee-related expenses for our selling and administrative functions and other activities not associated with the manufacture of products or delivery of services to customers; (ii) facility operating expenses for selling and administrative activities, including office rent, maintenance, depreciation and insurance; (iii) marketing and direct costs of selling products and services to customers including internal and external sales commissions; (iv) research and development expenditures; (v) professional and consultant fees; (vi) expenses related to our public stock offerings and to establish public company reporting compliance; and (vii) other miscellaneous expenses. Certain corporate expenses, including those related to our shared service centers in the United States and Europe, that directly benefit our businesses are allocated to our business segments. Certain corporate administrative expenses, including corporate executive compensation, treasury, certain information technology, internal audit and tax compliance, are not allocated to the business segments.

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

Index
Foreign Currency Fluctuations

A significant portion of our revenues, approximately 53% for the six month period ended June 30, 2019, was denominated in currencies other than the U.S. dollar. Because much of our manufacturing facilities and labor force costs are outside of the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.

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

Variability within Upstream Energy Markets

We sell products and provide services to customers in upstream energy markets, primarily in the United States. For the upstream energy end-market, in our Energy segment, we manufacture pumps and associated aftermarket products and services used in drilling, hydraulic fracturing and well service applications.

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

Restructuring and Other Business Transformation Initiatives

We continue to implement business transformation initiatives. A key element of those business transformation initiatives was restructuring programs within our Industrials, Energy, and Medical segments as well as at the Corporate level. Restructuring charges, program related facility reorganization, relocation and other costs, and related capital expenditures were impacted most significantly.

We announced a restructuring program in the third of 2018 that primarily involves workforce reductions and facility consolidations. For the three and six month periods ended June 30, 2019, $0.8 million and $2.8 million, respectively, were charged to expense related to this restructuring program. We expect additional restructuring activity throughout 2019 focused on targeted workforce optimization within general and administrative back-office and manufacturing overhead as well as continued facility consolidation.

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

Index
The revenues for these acquisitions subsequent to their respective dates of acquisition included in our financial results were $29.2 million and $15.7 million for the three month periods ended June 30, 2019 and 2018, respectively, and $55.0 million and $23.6 million for the six month periods ended June 30, 2019 and 2018, respectively. The operating income (loss) for these acquisitions subsequent to their respective dates of acquisition included in our financial results were $4.6 million and $(0.9) million for the three month periods ended June 30, 2019 and 2018, respectively, and $6.6 million and $(2.0) million for the six month periods ended June 30, 2019 and 2018, respectively.

See Note 2 ‘‘Business Combinations’’ to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further discussion around the outstanding holdbacks.

Stock-Based Compensation Expense

Stock-based compensation recognized for the three month and six month periods ended June 30, 2019 was $7.1 million and $16.4 million, respectively. Stock-based compensation for the three month period ended June 30, 2019 represented stock-based expense of $6.0 million, increased by $1.1 million due to costs associated with employer taxes. Stock-based compensation for the six month period ended June 30, 2019 represented stock-based expense of $13.6 million, increased by $2.8 million due to costs associated with employer taxes.

Stock-based compensation recognized for the three month and six month periods ended June 30, 2018 was $(0.8) million and $1.9 million, respectively. Stock-based compensation for the three month period ended June 30, 2018 represented stock-based expense of $1.8 million, decreased by $2.6 million due to the reduction of an accrual related to employer taxes. Stock-based compensation for the six month period ended June 30, 2018 represented stock-based expense of $5.2 million, decreased by $3.3 million due to the reduction of an accrual related to employer taxes.

See Note 9 ‘‘Stock-Based Compensation’’ to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further discussion around our stock-based compensation expense.

Outlook

Industrials Segment

The mission-critical nature of our Industrials products across manufacturing processes drives a demand environment and outlook that are correlated with global and regional industrial production, capacity utilization and long-term GDP growth. In the second quarter of 2019, we had $323.2 million of orders in our Industrials segment, a decrease of 3.9% over the second quarter of 2018, or a 0.1% decrease on a constant currency basis.

Energy Segment

Our Energy segment has a diverse range of equipment and associated aftermarket parts, consumables and services for a number of market sectors with both energy exposure, spanning upstream, midstream, downstream and petrochemical applications.

Our upstream products demand environment and outlook are influenced heavily by the supply and demand dynamics related to oil and natural gas products, and has been influenced by oil and natural gas prices, the level and intensity of hydraulic fracturing activity, global land rig count, drilled but uncompleted wells and other economic factors. These factors have caused the level of demand for certain of our upstream products to change at times (both positively and negatively) and we expect these trends to continue in the future. We believe we are well positioned to continue to benefit given our market position, diverse range of equipment, aftermarket parts and consumables and our service presence, despite the current demand environment.

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

Index
In the second quarter of 2019, we had $207.1 million of orders in our Energy segment, a decrease of 31.8% over the second quarter of 2018, or a 30.0% decrease on a constant currency basis.

Medical Segment

During 2018, we focused on the development and introduction of new products and applications to access the liquid pump market, leveraging our technology and expertise in gas pumps. In 2019, we believe that demand for products and services in the Medical space will continue to benefit from attractive secular growth trends in the aging population requiring medical care, emerging economies modernizing and expanding their healthcare systems and increased investment globally in health solutions. In addition, we expect growing demand for higher healthcare efficiency, requiring premium and high performance systems. In the second quarter of 2019 we had $76.4 million of orders in our Medical segment, an increase of 5.4% over the second quarter of 2018, or a 9.0% increase on a constant currency basis.

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

Index
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

The following table presents selected Consolidated Results of Operations of our business for the three and six month periods ended June 30, 2019 and 2018.

	For the Three Month		For the Six Month
	Period Ended		Period Ended
	June 30,		June 30,
	2019	2018	2019	2018
Condensed Consolidated Statement of Operations:
Revenues	$629.1	$668.2	$1,249.4	$1,287.7
Cost of sales	394.7	418.9	784.5	806.6
Gross profit	234.4	249.3	464.9	481.1
Selling and administrative expenses	103.6	115.8	211.3	222.6
Amortization of intangible assets	30.9	31.5	62.3	62.4
Other operating expense, net	25.3	0.6	36.4	4.9
Operating income	74.6	101.4	154.9	191.2
Interest expense	22.4	26.1	44.8	52.1
Loss on extinguishment of debt	0.2	0.2	0.2	0.2
Other income, net	(1.2)	(2.4)	(2.5)	(4.5)
Income before income taxes	53.2	77.5	112.4	143.4
Provision for income taxes	8.3	17.2	20.3	40.7
Net income	$44.9	$60.3	$92.1	$102.7

Percentage of Revenues:
Gross profit	37.3%	37.3%	37.2%	37.4%
Selling and administrative expenses	16.5%	17.3%	16.9%	17.3%
Operating income	11.9%	15.2%	12.4%	14.8%
Net income	7.1%	9.0%	7.4%	8.0%
Adjusted EBITDA	23.5%	24.2%	23.0%	24.1%

Other Financial Data:
Adjusted EBITDA (1)	147.6	161.6	287.7	309.8
Adjusted Net Income (1)	89.8	92.4	169.1	173.2
Cash flows - operating activities	61.4	134.3	130.1	194.5
Cash flows - investing activities	(10.0)	(29.4)	(24.5)	(131.4)
Cash flows - financing activities	1.2	(106.3)	(16.1)	(114.5)
Free Cash Flow (1)	50.8	123.5	105.4	173.6

(1)	See the “Non-GAAP Financial Measures” section for a reconciliation to the nearest GAAP measure.

Revenues

Revenues for the three month period ended June 30, 2019 were $629.1 million, a decrease of $39.1 million, or 5.9%, compared to $668.2 million for the same three month period in 2018.  The decrease in revenues was primarily due to lower revenues from upstream energy exposed markets (6.4% or $42.7 million) and the unfavorable impact of foreign currencies (2.8% or $18.8 million), partially offset by higher volume in our Industrials segment including acquisitions as well as higher volume in other markets in our Energy segment and in our Medical segment (1.9% or $12.4 million), and improved pricing (1.5% or $9.8 million). The percentage of consolidated revenues derived from aftermarket parts and services was 37.4% in the three month period ended June 30, 2019 compared to 38.9% in the same three month period in 2018.

Index
Revenues for the six month period ended June 30, 2019 were $1,249.4 million, a decrease of $38.3 million, or 3.0%, compared to $1,287.7 million for the same six month period in 2018.  The decrease in revenues was primarily due to lower revenues from upstream energy exposed markets (5.4% or $70.0 million) and the unfavorable impact of foreign currencies (3.4% or $43.9 million), partially offset by higher volume in our Industrials segment including acquisitions as well as higher volume in other markets in our Energy segment and in our Medical segment (4.4% or $56.8 million), and improved pricing (1.5% or $19.0 million). The percentage of consolidated revenues derived from aftermarket parts and services was 38.4% in the six month period ended June 30, 2019 compared to 39.9% in the same six month period in 2018.

Gross Profit

Gross profit for the three month period ended June 30, 2019 was $234.4 million, a decrease of $14.9 million, or 6.0%, compared to $249.3 million for the same three month period in 2018, and as a percentage of revenues was 37.3% for the three month period ended June 30, 2019 and 2018. The decrease in gross profit primarily reflects lower revenue from upstream energy exposed markets, partially offset by higher volume in our Industrials segment including acquisitions as well as higher volume in our Medical segment and improved pricing.

Gross profit for the six month period ended June 30, 2019 was $464.9 million, a decrease of $16.2 million, or 3.4%, compared to $481.1 million for the same six month period in 2018, and as a percentage of revenues was 37.2% for the six month period ended June 30, 2019 and 37.4% for the same six month period in 2018. The decrease in gross profit and gross profit as a percentage of revenues primarily reflects lower revenue from upstream energy exposed markets and higher material and other manufacturing costs in our Industrials and Medical segments, partially offset by higher volume in our Industrials segment including acquisitions as well as higher volume in other markets in our Energy segment and in our Medical segment and improved pricing.

Selling and Administrative Expenses

Selling and administrative expenses were $103.6 million for the three month period ended June 30, 2019, a decrease of $12.2 million, or 10.5%, compared to $115.8 million for the same three month period in 2018.  Selling and administrative expenses as a percentage of revenues decreased to 16.5% for the three month period ended June 30, 2019 from 17.3% in the same three month period in 2018. The decrease in selling and administrative expenses primarily reflects lower professional and consulting fees and reduced salaries and other employee-related expenses, partially offset by increased facility operating expenses.

Selling and administrative expenses were $211.3 million for the six month period ended June 30, 2019, a decrease of $11.3 million, or 5.1%, compared to $222.6 million for the same six month period in 2018.  Selling and administrative expenses as a percentage of revenues decreased to 16.9% for the six month period ended June 30, 2019 from 17.3% in the same six month period in 2018. The decrease in selling and administrative expenses primarily reflects lower professional and consulting fees and reduced salaries and other employee-related expenses, partially offset by increased facility operating expenses.

Amortization of Intangible Assets

Amortization of intangible assets was $30.9 million for the three month period ended June 30, 2019, a decrease of $0.6 million, compared to $31.5 million in the same three month period in 2018.  The decrease was primarily due to intangibles that became fully amortized in 2019, partially offset by the amortization of intangibles acquired in the second and fourth quarters of 2018.

Amortization of intangible assets was $62.3 million for the six month period ended June 30, 2019, a decrease of $0.1 million, compared to $62.4 million in the same six month period in 2018.  The decrease was primarily due to intangibles that became fully amortized in 2019, partially offset by the amortization of intangibles acquired in the first, second and fourth quarters of 2018.

Other Operating Expense, Net

Other operating expense, net was $25.3 million for the three month period ended June 30, 2019, an increase of $24.7 million, compared to $0.6 million in the same three month period in 2018.  The increase was primarily due to higher acquisition related expenses and non-cash charges of $14.2 million as a result of the pending transaction with Ingersoll Rand, higher stock-based compensation and employer taxes related to stock-based compensation of $7.9 million, increased foreign currency transaction losses, net, of $3.0 million, and increased restructuring charges of $0.8 million, partially offset by an increased gain on asset disposals of $0.4 million.

Other operating expense, net was $36.4 million for the six month period ended June 30, 2019, an increase of $31.5 million, compared to $4.9 million in the same six month period in 2018.  The increase was primarily due to higher stock-based compensation and employer taxes related to stock-based compensation of $14.5 million, higher acquisition related expenses and non-cash charges of $12.8 million as a result of the pending transaction with Ingersoll Rand, increased foreign currency transaction losses, net, of $3.5 million, and increased restructuring charges of $2.8 million, a decrease in the gain on asset disposals of $0.9 million, partially offset by higher shareholder litigation settlement recoveries of $1.5 million.

Index
Interest Expense

Interest expense was $22.4 million for the three month period ended June 30, 2019, a decrease of $3.7 million, compared to $26.1 million in the same three month period in 2018. The decrease was primarily due to reduced debt as result of prepayments in 2018 and 2019, partially offset by an increased weighted-average interest rate of approximately 5.5% in the three month period ended June 30, 2019 compared to 5.2% in the same period in 2018.

Interest expense was $44.8 million for the six month period ended June 30, 2019, a decrease of $7.3 million, compared to $52.1 million in the same six month period in 2018. The decrease was primarily due to reduced debt as result of prepayments in 2018 and 2019, partially offset by an increased weighted-average interest rate of approximately 5.4% in the six month period ended June 30, 2019 compared to 5.1% in the same period in 2018.

Other Income, Net

Other income, net was $1.2 million in the three month period ended June 30, 2019 and $2.4 million in the same three month period in 2018. The decrease was primarily due to the increase of $1.2 million in the other components of net periodic benefit cost.

Other income, net was $2.5 million in the six month period ended June 30, 2019 and $4.5 million in the same six month period in 2018. The decrease was primarily due to the increase of $2.3 million in the other components of net periodic benefit cost.

Provision for Income Taxes

The provision for income taxes was $8.3 million resulting in a 15.6% effective income tax provision rate for the three month period ended June 30, 2019, compared to a provision for income taxes of $17.2 million resulting in a 22.2% effective income tax benefit rate in the same three month period in 2018. The decrease in the tax provision for the three month period ended June 30, 2019 when compared to the same three month period of 2018 is primarily due to a decrease in the amount of earnings generated in countries with higher statutory tax rates and an increase in windfall tax benefits.

The provision for income taxes was $20.3 million resulting in an 18.1% effective income tax provision rate for the six month period ended June 30, 2019, compared to a provision for income taxes of $40.7 million resulting in a 28.4% effective income tax benefit rate in the same six month period in 2018. The decrease in the tax provision for the six month period ended June 30, 2019 when compared to the same six month period of 2018 is primarily due to a decrease in the amount of earnings generated in countries with higher statutory tax rates, an increase in windfall tax benefits and the Transition tax imposed under the Tax Cuts and Jobs Act of 2017.

Net Income

Net income was $44.9 million for the three month period ended June 30, 2019 compared $60.3 million in the same three month period in 2018. The decrease in net income was primarily due to lower gross profit on decreased revenues and increased other operating expenses, net, partially offset by lower interest expense and a lower provision for income taxes.

Net income was $92.1 million for the six month period ended June 30, 2019 compared to $102.7 million in the same six month period in 2018. The decrease in net income was primarily due to lower gross profit on decreased revenues and increased other operating expenses, net, partially offset by lower interest expense and a lower provision for income taxes.

Adjusted EBITDA

Adjusted EBITDA decreased $14.0 million to $147.6 million for the three month period ended June 30, 2019 compared to $161.6 million in the same three month period in 2018.  Adjusted EBITDA as a percentage of revenues decreased 70 basis points to 23.5% for the three month period ended June 30, 2019 from 24.2% in the same three month period in 2018. The decrease in Adjusted EBITDA was primarily due to lower revenues from upstream energy exposed markets of $21.2 million, the unfavorable impact of foreign currencies of $4.4 million, higher material and other manufacturing costs of $2.7 million, and lower volume in other markets in our Energy segment of $2.1 million, partially offset by improved pricing of $9.8 million and higher volume including acquisitions in our Industrials segment as well as higher volume in our Medical segment of $5.9 million.

Index
Adjusted EBITDA decreased $22.1 million to $287.7 million for the six month period ended June 30, 2019 compared to $309.8 million in the same six month period in 2018.  Adjusted EBITDA as a percentage of revenues decreased 110 basis points to 23.0% for the six month period ended June 30, 2019 from 24.1% in the same six month period in 2018. The decrease in Adjusted EBITDA was primarily due to lower revenues from upstream energy exposed markets of $35.8 million, the unfavorable impact of foreign currencies of $10.2 million, higher material and other manufacturing costs of $8.5 million, and higher selling and administrative expenses of $7.5 million, partially offset by higher volume including acquisitions in our Industrials segment as well as higher volume in other markets in our Energy Segment and in our Medical segment of $20.6 million and improved pricing of $19.0 million.

Adjusted Net Income

Adjusted Net Income decreased $2.6 million to $89.8 million for the three month period ended June 30, 2019 compared to $92.4 million in the same three month period in 2018.  The decrease was primarily due to decreased Adjusted EBITDA, partially offset by decreased interest expense and a decrease in the income tax provision, as adjusted.

Adjusted Net Income decreased $4.1 million to $169.1 million for the six month period ended June 30, 2019 compared to $173.2 million in the same six month period in 2018.  The decrease was primarily due to decreased Adjusted EBITDA, partially offset by decreased interest expense and a decrease in the income tax provision, as adjusted.

Index
Non-GAAP Financial Measures

Set forth below are the reconciliations of Net Income to Adjusted EBITDA and Adjusted Net Income and Cash Flows from Operating Activities to Free Cash Flow.

	For the Three Month		For the Six Month
	Period Ended		Period Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Income	$44.9	$60.3	$92.1	$102.7
Plus:
Interest expense	22.4	26.1	44.8	52.1
Provision for income taxes	8.3	17.2	20.3	40.7
Depreciation expense	13.5	13.8	27.6	27.8
Amortization expense (1)	30.9	31.5	62.3	62.4
Restructuring and related business transformation costs (2)	2.0	8.4	6.1	12.9
Acquisition related expenses and non-cash charges (3)	17.1	5.7	18.7	10.3
Expenses related to public stock offerings (4)	-	0.5	-	1.9
Establish public company financial reporting compliance (5)	-	1.1	0.6	1.9
Stock-based compensation (6)	7.1	(0.8)	16.4	1.9
Foreign currency transaction losses (gains), net	0.6	(2.4)	3.7	0.2
Loss on extinguishment of debt (7)	0.2	0.2	0.2	0.2
Shareholder litigation settlement recoveries (8)	-	-	(6.0)	(4.5)
Other adjustments (9)	0.6	-	0.9	(0.7)
Adjusted EBITDA	$147.6	$161.6	$287.7	$309.8
Minus:
Interest expense	$22.4	$26.1	$44.8	$52.1
Income tax provision, as adjusted (10)	19.2	25.4	40.5	49.9
Depreciation expense	13.5	13.8	27.6	27.8
Amortization of non-acquisition related intangible assets	2.7	3.9	5.7	6.8
Adjusted Net Income	$89.8	$92.4	$169.1	$173.2
Free Cash Flow
Cash flows - operating activities	$61.4	$134.3	$130.1	$194.5
Minus:
Capital expenditures	10.6	10.8	24.7	20.9
Free Cash Flow	$50.8	$123.5	$105.4	$173.6

(1)
Represents $28.2 million and $27.6 million of amortization of intangible assets arising from the KKR transaction and other acquisitions (customer relationships and trademarks) and $2.7 million and $3.9 million of amortization of non-acquisition related intangible assets, in each case for the three month periods ended June 30, 2019 and 2018, respectively. Represents $56.6 million and $55.6 million of amortization of intangible assets arising from the KKR transaction and other acquisitions (customer relationships and trademarks) and $5.7 million and $6.8 million of amortization of non-acquisition related intangible assets, in each case for the six month periods ended June 30, 2019 and 2018, respectively.

Index

(2)	Restructuring and related business transformation costs consisted of the following.

	For the Three Month		For the Six Month
	Period Ended		Period Ended
	June 30,		June 30,
	2019	2018	2019	2018
Restructuring charges	$0.8	$-	$2.8	$-
Severance, sign-on, relocation and executive search costs	0.2	1.9	1.2	3.9
Facility reorganization, relocation and other costs	0.5	0.7	1.1	1.3
Information technology infrastructure transformation	0.4	0.2	0.7	0.2
Gains on asset disposals	(0.4)	-	(0.3)	(1.2)
Consultant and other advisor fees	0.1	4.0	0.2	6.6
Other, net	0.4	1.6	0.4	2.1
Total restructuring and related business transformation costs	$2.0	$8.4	$6.1	$12.9

(3)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs), and non-cash charges and credits arising from fair value purchase accounting adjustments.

(4)	Represents certain expenses related to the Company’s secondary stock offerings.

(5)
Represents third party expenses to comply with the requirements of Sarbanes-Oxley and the accelerated adoption of the new accounting standards (ASC 606 – Revenue from Contracts with Customers and ASC 842 – Leases) in the first quarter of 2018 and 2019, respectively, one year ahead of the required adoption dates for a private company.

(6)
Represents stock-based compensation expense recognized for the three month and six month periods ended June 30, 2019 of $6.0 million and $13.6 million, respectively, increased by $1.1 million and $2.8 million for the three month and six month periods ended June 30, 2019, respectively, due to costs associated with employer taxes.

Represents stock-based compensation expense recognized for the three month and six month periods ended June 30, 2018 of $1.8 million and $5.2 million, respectively, reduced by a $2.6 million and $3.3 million decrease in the estimated accrual for employer taxes for the three month and six month periods ended June 30, 2018, respectively, as a result of the achievement of employer tax caps in countries outside of the United States.

(7)	Represents losses on extinguishment of a portion of the U.S. term loan and the amendment of the revolving credit facility.

(8)	Represents an insurance recovery of the Company’ shareholder litigation settlement in 2014.

(9)
Includes (i) effects of the amortization of prior service costs and amortization of losses in pension and other postemployment (‘‘OPEB’’) expense, (ii) certain legal and compliance costs and (iii) other miscellaneous adjustments.

(10)
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

Index
The income tax provision, as adjusted for each of the periods presented below consisted of the following.

	For the Three Month		For the Six Month
	Period Ended		Period Ended
	June 30,		June 30,
	2019	2018	2019	2018
Provision for income taxes	$8.3	$17.2	$20.3	$40.7
Tax impact of pre-tax income adjustments	10.8	7.7	20.5	16.6
Tax law change	-	-	-	(7.9)
Discrete tax items	0.1	0.5	(0.3)	0.5
Income tax provision, as adjusted	$19.2	$25.4	$40.5	$49.9

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

Segment Results for the Three and Six Month Periods Ended June 30, 2019 and 2018

The following tables display Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments and illustrates, on a percentage basis, the impact of foreign currency fluctuations on Segment Revenues and Segment Adjusted EBITDA growth.

Industrials Segment Results
	For the Three Month Period Ended June 30,		Percent Change	Constant Currency Percent Change
	2019	2018	2019 vs. 2018	2019 vs. 2018
Segment Revenues	$334.3	$328.7	1.7%	5.5%
Segment Adjusted EBITDA	$76.6	$71.1	7.7%	11.5%
Segment Margin	22.9%	21.6%	130 bps

Index
Segment Revenues for the three month period ended June 30, 2019 were $334.3 million, an increase of $5.6 million, or 1.7%, compared to $328.7 million in the same three month period in 2018.  The increase in Segment Revenues was due to higher volume including acquisitions (3.0% or $9.7 million), and improved pricing (2.5% or $8.3 million), partially offset by the unfavorable impact of foreign currencies (3.8% or $12.4 million). The percentage of Segment Revenues derived from aftermarket parts and service was 30.9% in the three month period ended June 30, 2019 compared to 31.4% in the same three month period in 2018.

Segment Adjusted EBITDA for the three month period ended June 30, 2019 was $76.6 million, an increase of $5.5 million, or 7.7%, from $71.1 million in the same three month period in 2018.  Segment Adjusted EBITDA Margin increased 130 basis points to 22.9% from 21.6% in 2018.  The increase in Segment Adjusted EBITDA was primarily due to improved pricing of $8.3 million, and higher volume including acquisitions of $2.3 million, partially offset by higher material and other manufacturing costs of $3.2 million, and the unfavorable impact of foreign currencies of $2.7 million.

	For the Six Month Period Ended June 30,		Percent Change	Constant Currency Percent Change
	2019	2018	2019 vs. 2018	2019 vs. 2018
Segment Revenues	$652.4	$645.6	1.1%	5.5%
Segment Adjusted EBITDA	$147.7	$137.9	7.1%	11.7%
Segment Margin	22.6%	21.4%	120 bps

Segment Revenues for the six month period ended June 30, 2019 were $652.4 million, an increase of $6.8 million, or 1.1%, compared to $645.6 million in the same six month period in 2018.  The increase in Segment Revenues was due to higher volume including acquisitions (3.0% or $19.3 million), and improved pricing (2.5% or $16.3 million), partially offset by the unfavorable impact of foreign currencies (4.5% or $28.8 million). The percentage of Segment Revenues derived from aftermarket parts and service was 30.9% in the six month period ended June 30, 2019 compared to 31.7% in the same six month period in 2018.

Segment Adjusted EBITDA for the six month period ended June 30, 2019 was $147.7 million, an increase of $9.8 million, or 7.1%, from $137.9 million in the same six month period in 2018.  Segment Adjusted EBITDA Margin increased 120 basis points to 22.6% from 21.4% in 2018.  The increase in Segment Adjusted EBITDA was primarily due to improved pricing of $16.3 million, higher volume including acquisitions of $0.6 million, and lower selling and administrative expenses of $2.4 million, partially offset by the unfavorable impact of foreign currencies of $6.4 million, and higher material and other manufacturing costs of $3.2 million.

Energy Segment Results
	For the Three Month Period Ended June 30,		Percent Change	Constant Currency Percent Change
	2019	2018	2019 vs. 2018	2019 vs. 2018
Segment Revenues	$222.8	$273.1	(18.4%)	(16.8%)
Segment Adjusted EBITDA	$56.3	$79.7	(29.4%)	(28.5%)
Segment Margin	25.3%	29.2%	(390) bps

Segment Revenues for the three month period ended June 30, 2019 were $222.8 million, a decrease of $50.3 million, or 18.4%, compared to $273.1 million in the same three month period in 2018.  The decrease in Segment Revenues was due to lower revenues from upstream energy exposed markets (15.6% or $42.7 million), lower volume in other markets in our Energy segment (1.5% or $4.2 million), and the unfavorable impact of foreign currencies (1.5% or $4.1 million), partially offset by improved pricing in other markets in our Energy segment (0.2% or $0.5 million). The percentage of Segment Revenues derived from aftermarket parts and service was 58.4% in the three month period ended June 30, 2019 compared to 56.6% in the same three month period in 2018.

Segment Adjusted EBITDA for the three month period ended June 30, 2019 was $56.3 million, a decrease of $23.4 million, or 29.4%, from $79.7 million in the same three month period in 2018.  Segment Adjusted EBITDA Margin decreased 390 basis points to 25.3% from 29.2% in 2018.  The decrease in Segment Adjusted EBITDA was primarily due to lower revenues from upstream energy exposed markets of $21.2 million, lower volume in other markets in our Energy segment of $2.1 million, the unfavorable impact of foreign currencies of $1.1 million, and higher selling and administrative expenses of $1.0 million, partially offset by lower material and manufacturing costs and favorable product mix in other markets in our Energy segment of $1.6 million, and improved pricing in other market in our Energy segment of $0.5 million.

Index

	For the Six Month Period Ended June 30,		Percent Change	Constant Currency Percent Change
	2019	2018	2019 vs. 2018	2019 vs. 2018
Segment Revenues	$455.9	$515.3	(11.5%)	(9.4%)
Segment Adjusted EBITDA	$116.3	$147.6	(21.2%)	(20.1%)
Segment Margin	25.5%	28.6%	(310) bps

Segment Revenues for the six month period ended June 30, 2019 were $455.9 million, a decrease of $59.4 million, or 11.5%, compared to $515.3 million in the same six month period in 2018.  The decrease in Segment Revenues was due to lower revenues from upstream energy exposed markets (13.6% or $70.0 million), and the unfavorable impact of foreign currencies (1.9% or $9.8 million), partially offset by higher volume and pricing in other markets in our Energy segment (4.0% or $20.6 million). The percentage of Segment Revenues derived from aftermarket parts and service was 60.2% in the six month period ended June 30, 2019 compared to 59.2% in the same six month period in 2018.

Segment Adjusted EBITDA for the six month period ended June 30, 2019 was $116.3 million, a decrease of $31.3 million, or 21.2%, from $147.6 million in the same six month period in 2018.  Segment Adjusted EBITDA Margin decreased 310 basis points to 25.5% from 28.6% in 2018.  The decrease in Segment Adjusted EBITDA was primarily due to lower revenues from upstream energy exposed markets of $35.8 million, higher material and other manufacturing costs and unfavorable product mix in other markets in our Energy segment of $2.6 million, the unfavorable impact of foreign currencies of $2.3 million, and higher selling and administrative expenses of $2.0 million, partially offset by higher volume and pricing in other markets in our Energy segment of $11.4 million.

Medical Segment Results

	For the Three Month Period Ended June 30,		Percent Change	Constant Currency Percent Change
	2019	2018	2019 vs. 2018	2019 vs. 2018
Segment Revenues	$72.0	$66.4	8.4%	12.0%
Segment Adjusted EBITDA	$21.4	$18.0	18.9%	23.3%
Segment Margin	29.7%	27.1%	260 bps

Segment Revenues for the three month period ended June 30, 2019 were $72.0 million, an increase of $5.6 million, or 8.4%, compared to $66.4 million in the same three month period in 2018.  The increase in Segment Revenues was due to higher volume and pricing (11.9% or $7.9 million), partially offset by the unfavorable impact of foreign currencies (3.5% or $2.3 million) The percentage of Segment Revenues derived from aftermarket parts and service was 2.4% in the three month period ended June 30, 2019 compared to 3.3% in the same three month period in 2018.

Segment Adjusted EBITDA for the three month period ended June 30, 2019 was $21.4 million, an increase of $3.4 million, or 18.9%, from $18.0 million in the same three month period in 2018.  Segment Adjusted EBITDA Margin increased 260 basis points to 29.7% from 27.1% in 2018.  The increase in Segment Adjusted EBITDA was primarily due to higher volume and pricing of $4.6 million, and lower selling and administrative expenses of $0.7 million, partially offset by higher material and other manufacturing costs of $1.2 million, and the unfavorable impact of foreign currencies of $0.8 million.

	For the Six Month Period Ended June 30,		Percent Change	Constant Currency Percent Change
	2019	2018	2019 vs. 2018	2019 vs. 2018
Segment Revenues	$141.1	$126.8	11.3%	15.5%
Segment Adjusted EBITDA	$41.4	$33.9	22.1%	27.4%
Segment Margin	29.3%	26.7%	260 bps

Segment Revenues for the six month period ended June 30, 2019 were $141.1 million, an increase of $14.3 million, or 11.3%, compared to $126.8 million in the same six month period in 2018.  The increase in Segment Revenues was due to higher volume and pricing (15.5% or $19.6 million), partially offset by the unfavorable impact of foreign currencies (4.2% or $5.3 million). The percentage of Segment Revenues derived from aftermarket parts and service was 2.8% in the six month period ended June 30, 2019 compared to 3.6% in the same six month period in 2018.

Index
Segment Adjusted EBITDA for the six month period ended June 30, 2019 was $41.4 million, an increase of $7.5 million, or 22.1%, from $33.9 million in the same six month period in 2018.  Segment Adjusted EBITDA Margin increased 260 basis points to 29.3% from 26.7% in 2018.  The increase in Segment Adjusted EBITDA was primarily due to higher volume and pricing of $11.3 million, and lower selling and administrative expenses of $1.0 million, partially offset by higher material and other manufacturing costs of $3.1 million, and the unfavorable impact of foreign currencies of $1.9 million.

Liquidity and Capital Resources

Our investment resources include cash generated from operations and borrowings under our Revolving Credit Facility and the Receivables Financing Agreement.

As of June 30, 2019, we had $5.0 million of outstanding letters of credit written against the Revolving Credit Facility and $445.0 million of unused availability.  We also had $26.7 million of letters of credit outstanding against the Receivables Financing Agreement and $76.4 million of unused availability.

See the description of these line-of-credit resources in Note 10 “Debt” to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended December 31, 2018 and Note 8 ‘‘Debt’’ to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

As of June 30, 2019, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.

Liquidity

A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$317.5	$221.2
Short-term borrowings and current maturities of long-term debt	8.0	7.9
Long-term debt	1,623.5	1,664.2
Total debt	$1,631.5	$1,672.1

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

Index
The majority of our cash is in jurisdictions outside the United States.  We do not assert ASC 740-30 (formerly APB 23) indefinite reinvestment of our historical non-U.S. earnings or future non-U.S. earnings.  The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States.  Our deferred income tax liability as of June 30, 2019 was $9.2 million which primarily consisted of withholding taxes.

Working Capital

	June 30,	December 31,
	2019	2018
Net Working Capital:
Current assets	$1,463.9	$1,331.2
Less: Current liabilities	591.3	596.4
Net working capital	$872.6	$734.8

Operating Working Capital:
Accounts receivable and contract assets	$524.6	$545.0
Plus: Inventories (excluding LIFO)	544.4	510.7
Less: Accounts payable	331.8	340.0
Less: Contract liabilities	60.6	69.6
Operating working capital	$676.6	$646.1

Net working capital increased $137.8 million to $872.6 million as of June 30, 2019 from $734.8 million as of December 31, 2018. Operating working capital increased $30.5 million to $676.6 million as of June 30, 2019 from $646.1 million as of December 31, 2018.  The increase in operating working capital was due to higher inventories, lower accounts payable, and lower contract liabilities partially offset by lower accounts receivable and contract assets.  The increase in inventories was primarily due to additions to inventory in anticipation of increased demand for certain products.  The decrease in accounts payable was primarily due to the timing of vendor cash disbursements.  The decrease in contract liabilities was due to the timing of customer milestone payments for in-process engineered to order contracts.  The decrease in accounts receivable and contact assets was primarily due to lower sales in the second quarter of 2019 compared to the fourth quarter of 2018.

Cash Flows

The following table reflects the major categories of cash flows for the six month periods ended June 30, 2019 and 2018, respectively.

	For the Six Month Period Ended June 30,
	2019	2018
Cash flows - operating activities	$130.1	$194.5
Cash flows - investing activities	(24.5)	(131.4)
Cash flows - financing activities	(16.1)	(114.5)
Free cash flow(1)	105.4	173.6

(1)	See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the nearest GAAP measure.

Index
Operating Activities

Cash provided by operating activities decreased $64.4 million to $130.1 million for the six month period ended June 30, 2019 from $194.5 million in the same six month period in 2018, primarily due to increased cash used by operating working capital.

Operating working capital used cash of $32.6 million in the six month period ended June 30, 2019, compared to the generating cash of $47.7 million in the same six month period in 2018.  Changes in accounts receivable generated cash of $17.2 million in the six month period ended June 30, 2019 compared to generating cash of $43.2 million in the same six month period in 2018.  Changes in contract assets used cash of $5.8 million in the six month period ended June 30, 2019 compared to using cash of $8.5 million in the same six month period in 2018.  Changes in inventories used cash of $35.0 million in the six month period ended June 30, 2019 compared to using cash of $46.8 million in the same six month period in 2018.  Changes in accounts payable used cash of $0.8 million in the six month period ended June 30, 2019 compared to generating cash of $45.3 million in the same six month period in 2018.  Changes in contract liabilities used cash of $8.2 million in the six month period ended June 30, 2019 compared to generating cash of $14.5 million in the same six month period in 2018.

Investing Activities

Cash used in investing activities included capital expenditures of $24.7 million and $20.9 million for the six month periods ended June 30, 2019 and 2018, respectively.  We currently expect capital expenditures to total approximately $50.0 million to $60.0 million for the full year 2019.  Cash paid in business combinations for the six month periods ended June 30, 2019 and 2018 was $0.5 million and $113.6 million, respectively.  Net proceeds from the disposals of property, plant and equipment was an outflow of cash of $0.7 million and an inflow of cash of $3.1 million for the six month periods ended June 30, 2019 and 2018, respectively.

Financing Activities

Cash used in financing activities of $16.1 million for the six month period ended June 30, 2019 reflected repayments of long-term borrowings of $28.8 million, purchases of treasury stock of $17.1 million, payments of contingent consideration of $2.0 million and payments of debt issuance costs of $0.3 million, partially offset by proceeds from stock option exercises of $32.1 million.   Cash used in financing activities of $114.5 million for the six month period ended June 30, 2018 reflected repayments of long-term borrowings of $110.5 million and purchases of treasury stock of $9.2 million, partially offset by proceeds from stock option exercises of $5.2 million.

Free Cash Flow

Free cash flow decreased $68.2 million to $105.4 million in the six month period ended June 30, 2019 from $173.6 million in the same six month period in 2018 due to decreased cash provided by operating activities and increased capital expenditures.

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

Index
Environmental Matters

Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 19 “Contingencies” to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended December 31, 2018.  We believe that as of June 30, 2019, there have been no material changes to this information.

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

As of June 30, 2019, there have been no material changes to our market risk assessment previously disclosed in the annual report on Form 10-K for the fiscal year ended December 31, 2018.

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

ITEM 1A. RISK FACTORS

Except as set forth below, as of June 30, 2019, there have been no material changes to our risk factors included in our annual report on Form 10-K for the year ended December 31, 2018.

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

Index

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Purchases

The following table contains detail related to the repurchase of our common stock based on the date of trade during the three month period ended June 30, 2019.

2019 Second Quarter Months	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2019 - April 30, 2019	20,504	$27.77	-	220,756,556
May 1, 2019 - May 31, 2019	226,165	$34.94	-	220,756,556
June 1, 2019 - June 30, 2019	4,277	$34.59	-	220,756,556

(1)	All of the shares purchased during the three month period ended June 30, 2019 were in connection with net exercises of stock options.

(2)	The average price paid per share includes brokerage commissions.

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

Index
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

Date: August 2, 2019	GARDNER DENVER HOLDINGS, INC.

	By:	/s/ Michael J. Scheske
Name: Michael J. Scheske
Vice President and Corporate Controller (Principal Accounting Officer)