Form 10-Q
period 2019-09-30
GARDNER DENVER HOLDINGS, INC.
filed 2019-10-30
CIK 1699150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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

The registrant had outstanding 204,632,831 shares of Common Stock, par value $0.01 per share, as of October 23, 2019.

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

Website Disclosure

We use our website www.gardnerdenver.com as a channel of distribution of Company information.  Financial and other important information regarding us is routinely accessible through and posted on our website.  Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.  In addition, you may automatically receive e-mail alerts and other information about Gardner Denver Holdings, Inc. when you enroll your email address by visiting the “Email Alerts” section of our website at www.investors.gardnerdenver.com.  The contents of our website are not, however, a part of this Quarterly Report on Form 10-Q.

Index

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2019	2018	2019	2018
Revenues	$596.7	$689.3	$1,846.1	$1,977.1
Cost of sales	375.2	426.9	1,159.7	1,233.6
Gross Profit	221.5	262.4	686.4	743.5
Selling and administrative expenses	95.3	107.7	323.0	330.4
Amortization of intangible assets	30.4	31.0	92.6	93.4
Other operating expense, net	22.9	6.0	43.1	10.8
Operating Income	72.9	117.7	227.7	308.9
Interest expense	23.2	24.4	68.0	76.5
Loss on extinguishment of debt	—	0.9	0.2	1.0
Other income, net	(0.6)	(2.4)	(3.1)	(6.7)
Income Before Income Taxes	50.3	94.8	162.6	238.1
Provision for income taxes	9.0	22.6	29.2	63.2
Net Income	$41.3	$72.2	$133.4	$174.9
Basic earnings per share	$0.20	$0.36	$0.66	$0.87
Diluted earnings per share	$0.20	$0.35	$0.64	$0.83

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2019	2018	2019	2018
Net income	$41.3	$72.2	$133.4	$174.9
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net	(48.8)	(18.3)	(55.3)	(51.3)
Unrecognized gains on cash flow hedges, net	3.3	4.4	4.7	20.5
Pension and other postretirement prior service cost and gain or loss, net	1.9	0.9	3.3	3.9
Total other comprehensive loss, net of tax	(43.6)	(13.0)	(47.3)	(26.9)
Total Comprehensive (Loss) Income	$(2.3)	$59.2	$86.1	$148.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except share and per share amounts)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$406.4	$221.2
Accounts receivable, net of allowance for doubtful accounts of $17.0 and $17.4, respectively	458.4	525.4
Inventories	539.3	523.9
Other current assets	90.0	60.7
Total current assets	1,494.1	1,331.2
Property, plant and equipment, net of accumulated depreciation of $275.9 and $250.0, respectively	334.0	356.6
Goodwill	1,266.0	1,289.5
Other intangible assets, net	1,266.3	1,368.4
Deferred tax assets	1.1	1.3
Other assets	192.3	140.1
Total assets	$4,553.8	$4,487.1
Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings and current maturities of long-term debt	$7.7	$7.9
Accounts payable	336.6	340.0
Accrued liabilities	251.5	248.5
Total current liabilities	595.8	596.4
Long-term debt, less current maturities	1,593.8	1,664.2
Pensions and other postretirement benefits	85.6	94.8
Deferred income taxes	274.0	265.5
Other liabilities	214.1	190.2
Total liabilities	2,763.3	2,811.1
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 206,245,423 and 201,051,291 shares issued as of September 30, 2019 and December 31, 2018, respectively	2.1	2.0
Capital in excess of par value	2,294.3	2,282.7
Accumulated deficit	(167.1)	(308.7)
Accumulated other comprehensive loss	(302.5)	(247.0)
Treasury stock at cost; 1,701,983 and 2,881,436 shares as of September 30, 2019 and December 31, 2018, respectively	(36.3)	(53.0)
Total stockholders’ equity	1,790.5	1,676.0
Total liabilities and stockholders’ equity	$4,553.8	$4,487.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in millions)

	For the Three Month Period Ended September 30,
	2019	2018
Number of Common Shares Issued (in millions)
Balance at beginning of period	205.7	200.7
Issuance of common stock for stock-based compensation plans	0.5	0.2
Balance at end of period	206.2	200.9
Common Stock
Balance at beginning of period	$2.1	$2.0
Issuance of common stock for stock-based compensation plans	—	—
Balance at end of period	$2.1	$2.0
Capital in Excess of Par Value
Balance at beginning of period	$2,287.9	$2,278.3
Issuance of common stock for stock-based compensation plans	4.7	1.1
Issuance of treasury stock for stock-based compensation plans	(0.7)	—
Stock-based compensation	2.4	1.4
Balance at end of period	$2,294.3	$2,280.8
Accumulated Deficit
Balance at beginning of period	$(208.4)	$(475.4)
Net income	41.3	72.2
Balance at end of period	$(167.1)	$(403.2)
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(258.9)	$(213.4)
Foreign currency translation adjustments, net	(48.8)	(18.3)
Unrecognized gains on cash flow hedges, net	3.3	4.4
Pension and other postretirement prior service cost and gain or loss, net	1.9	0.9
Balance at end of period	$(302.5)	$(226.4)
Treasury Stock
Balance at beginning of period	$(37.4)	$(22.4)
Purchases of treasury stock	(0.1)	(1.9)
Share repurchase program	—	(5.6)
Issuance of treasury stock for stock-based compensation plans	1.2	0.1
Balance at end of period	$(36.3)	$(29.8)
Total Stockholders’ Equity	$1,790.5	$1,623.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in millions)

	For the Nine Month Period Ended September 30,
	2019	2018
Number of Common Shares Issued (in millions)
Balance at beginning of period	201.1	198.4
Issuance of common stock for stock-based compensation plans	5.1	2.5
Balance at end of period	206.2	200.9
Common Stock
Balance at beginning of period	$2.0	$2.0
Issuance of common stock for stock-based compensation plans	0.1	—
Balance at end of period	$2.1	$2.0
Capital in Excess of Par Value
Balance at beginning of period	$2,282.7	$2,275.4
Issuance of common stock for stock-based compensation plans	29.4	6.3
Issuance of treasury stock for stock-based compensation plans	(25.9)	(9.9)
Stock-based compensation	8.1	9.0
Balance at end of period	$2,294.3	$2,280.8
Accumulated Deficit
Balance at beginning of period	$(308.7)	$(577.8)
Net income	133.4	174.9
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2017-12)	—	(0.3)
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2018-02)	8.2	—
Balance at end of period	$(167.1)	$(403.2)
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(247.0)	$(199.8)
Foreign currency translation adjustments, net	(55.3)	(51.3)
Unrecognized gains on cash flow hedges, net	4.7	20.5
Pension and other postretirement prior service cost and gain or loss, net	3.3	3.9
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2017-12)	—	0.3
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2018-02)	(8.2)	—
Balance at end of period	$(302.5)	$(226.4)
Treasury Stock
Balance at beginning of period	$(53.0)	$(23.0)
Purchases of treasury stock	(17.3)	(11.1)
Share repurchase program	—	(5.6)
Issuance of treasury stock for stock-based compensation plans	34.0	9.9
Balance at end of period	$(36.3)	$(29.8)
Total Stockholders’ Equity	$1,790.5	$1,623.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (Dollars in millions)

	For the Nine Month Period Ended September 30, 2019	For the Nine Month Period Ended September 30, 2018
Cash Flows From Operating Activities
Net income	$133.4	$174.9
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets	92.6	93.4
Depreciation in cost of sales	33.3	33.9
Depreciation in selling and administrative expenses	7.0	7.3
Stock-based compensation expense	13.4	6.1
Foreign currency transaction losses (gains), net	3.1	(0.6)
Net gain on asset dispositions	(0.1)	(1.1)
Loss on extinguishment of debt	0.2	1.0
Deferred income taxes	1.3	27.5
Changes in assets and liabilities
Receivables	47.7	10.5
Inventories	(26.2)	(44.7)
Accounts payable	9.7	57.2
Accrued liabilities	(10.9)	(34.1)
Other assets and liabilities, net	(60.2)	(33.0)
Net cash provided by operating activities	244.3	298.3
Cash Flows From Investing Activities
Capital expenditures	(33.8)	(32.1)
Net cash paid in business combinations	(12.0)	(113.6)
Disposals of property, plant and equipment	0.7	3.1
Net cash used in investing activities	(45.1)	(142.6)
Cash Flows From Financing Activities
Principal payments on long-term debt	(30.8)	(262.4)
Purchases of treasury stock	(17.3)	(16.7)
Proceeds from stock option exercises	37.3	6.3
Payments of contingent consideration	(2.0)	—
Payments of debt issuance costs	(0.3)	—
Net cash used in financing activities	(13.1)	(272.8)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(7.2)
Net increase (decrease) in cash and cash equivalents	185.2	(124.3)
Cash and cash equivalents, beginning of period	221.2	393.3
Cash and cash equivalents, end of period	$406.4	$269.0
Supplemental Cash Flow Information
Cash paid for income taxes	$53.8	$80.8
Cash paid for interest	$64.0	$75.2
Debt issuance costs in accounts payable	$0.5	$—
Debt issuance costs in accrued liabilities	$5.6	$—
Capital expenditures in accounts payable	$4.1	$4.1

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

The results of operations for the interim periods ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.  The balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.

In May 2017, the Company sold a total of 47,495,000 shares of common stock in an initial public offering of shares of common stock. On November 15, 2017, May 2, 2018 and October 31, 2018, the Company completed secondary offerings of 25,300,000 shares, 30,533,478 and 20,000,000 shares, respectively, of common stock held by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”). As a result of the secondary offerings, the Company is no longer considered a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”). KKR owns 70,671,135 shares of common stock, or approximately 35% of the total outstanding common stock based on the number of shares outstanding as of September 30, 2019.

The classification of stock-based compensation expense reported in previous periods of 2019 was corrected during the three month and nine month periods ended September 30, 2019.  As a result, previously reported “Other operating expense, net” was decreased and “Selling and administrative expenses” was increased by $9.3 million for the three month period ended March 31, 2019, $7.1 million for the three month period ended June 30, 2019 and $16.4 million for the six month period ended June 30, 2019.

Recently Adopted Accounting Standard Updates (“ASU”)
ASU 2016-02, Leases (Topic 842)

On January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) ASU 2016-02, Leases (Topic 842) (“ASC 842”) utilizing the optional transition method.  The amendments in this update replaced most of the existing GAAP lease accounting guidance in order to increase transparency and comparability among organizations by recognizing right-of-use lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP.  The amendments also expanded disclosure requirements for key information about leasing arrangements.  The Company elected the package of practical expedients in transition for leases that commenced prior to January 1, 2019 whereby these contracts were not reassessed or reclassified from their previous assessment as of December 31, 2018.  The Company updated its internal lease accounting policy to address the new standard, revised the Company’s business processes and controls and completed the implementation and data input for the Company’s lease accounting software solution.  The most significant impact of the standard on the Company was the recognition of an approximate $61.3 million operating right of use (“ROU”) asset and an approximate $61.4 million operating lease liability on the Condensed Consolidated Balance Sheet. The standard did not have a material impact on both the Company’s Condensed Consolidated Statements of Operations and the Company’s Condensed Consolidated Statements of Cash Flows.  See Note 14 “Leases” for further discussion of the Company’s operating and financing leases.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which adds an impairment model that is based on expected losses rather than incurred losses and is called the Current Expected Credit Losses (“CECL”) model. This impairment model is applicable to loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables as well as any other financial asset with the contractual right to receive cash. Under the new model, an allowance equal to the estimate of lifetime expected credit losses is recognized which will result in more timely loss recognition. The guidance is intended to reduce complexity by decreasing the number of credit impairment models. This guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings in the period of adoption.  The effective date of the standard is for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this ASU on its condensed consolidated financial statements.

Note 2. Business Combinations

Acquisition of Air Compressors and Blowers North Limited

On August 19, 2019, the Company acquired Air Compressors and Blowers North Limited (“ACBN”), a provider of vacuum pumps, blowers and compressors. The Company acquired certain assets of ACBN for total consideration of $7.0 million, which consisted of cash payments of $5.9 million and a $1.1 million deferred payment. The deferred payment is expected to be paid by the end of the first quarter of 2021 and is recorded in “Other liabilities” in the Condensed Consolidated Balance Sheets. The revenues and operating income of ACBN are included in the Company’s condensed consolidated financial statements from the acquisition date and are included in the Industrials segment. The goodwill resulting from this acquisition is deductible for tax purposes.

Index

Acquisition of Oina VV AB

On July 3, 2019, the Company acquired Oina VV AB (“Oina”) which specializes in customized pump solutions for liquid handling processes for use in medical, process and industrial applications. The Company acquired all of the assets and assumed certain liabilities of Oina for total consideration, net of cash acquired, of $10.0 million, which consisted of cash payments of $5.6 million, a $1.6 million holdback, and up to $2.8 million in contingent earn-out provisions. The $1.6 million holdback is expected to be paid by the end of the first quarter of 2021 and is recorded in “Other liabilities” in the Condensed Consolidated Balance Sheets. The revenues and operating income of Oina are included in the Company’s condensed consolidated financial statements from the acquisition date and are included in the Medical segment. None of the goodwill resulting from this acquisition is deductible for tax purposes.

Acquisition of MP Pumps, Inc.

On December 12, 2018, the Company acquired MP Pumps, Inc. (“MP Pumps”), a leading manufacturer of specialty industrial pumps and associated aftermarket parts. The Company acquired all of the assets and assumed certain liabilities of MP Pumps for total consideration, net of cash acquired, of $58.5 million, which consisted of cash payments of $57.8 million and a $0.7 million holdback. Purchase price adjustments reduced the holdback to $0.5 million and it was paid in the first quarter of 2019 and recorded in “Net cash paid in business combinations” in the Condensed Consolidated Statements of Cash Flows. The revenues and operating income of MP Pumps are included in the Company’s condensed consolidated financial statements from the acquisition date and are included in the Industrials segment. None of the goodwill resulting from this acquisition is deductible for tax purposes.

Acquisition of DV Systems, Inc.

On November 2, 2018, the Company acquired DV Systems, Inc. (“DV Systems”), a leading manufacturer of rotary screws and piston compressors and associated aftermarket parts. The Company acquired all of the assets and assumed certain liabilities of DV Systems for total consideration, net of cash acquired, of $16.1 million, which consisted of cash payments of $14.8 million and a $1.3 million holdback. Purchase price adjustments increased the holdback to $1.4 million of which $0.5 million is expected to be paid by the end of the fourth quarter of 2019, $0.4 million by the end of the first quarter of 2020, and $0.5 million by the end of the fourth quarter of 2020. $0.9 million of the holdback is recorded in “Accrued liabilities” in the Condensed Consolidated Balance Sheets and the remaining $0.5 million is recorded in “Other liabilities” in the Condensed Consolidated Balance Sheets. The revenues and operating income of DV Systems are included in the Company’s condensed consolidated financial statements from the acquisition date and are included in the Industrials segment. None of the goodwill resulting from this acquisition is deductible for tax purposes.

Acquisition of PMI Pump Parts

On May 29, 2018, the Company acquired PMI Pump Parts (“PMI”), a leading manufacturer of plungers and other well service pump consumable products. The Company acquired all of the assets and assumed certain liabilities of PMI for total consideration, net of cash acquired, of $21.0 million, which consisted of cash payments of $18.8 million, a $2.0 million promissory note and a $0.2 million holdback. The $0.2 million holdback and $1.0 million of the promissory note were paid in the fourth quarter of 2018.  The remaining $1.0 million of the promissory note was paid in the second quarter of 2019 and recorded in “Payments of contingent consideration” in the Condensed Consolidated Statements of Cash Flows. The revenues and operating income of PMI are included in the Company’s condensed consolidated financial statements from the acquisition date and are included in the Energy segment. None of the goodwill resulting from this acquisition is deductible for tax purposes.

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

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2019	2018	2019	2018
Revenue	$21.5	$16.6	$76.5	$40.3
Operating income (loss)	1.4	(0.4)	8.0	(2.4)

Pro forma information regarding these acquisitions has not been provided as they did not have a material impact on the Company’s condensed consolidated results of operations individually or in the aggregate.

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

Note 3. Restructuring

Restructuring Program 2018

In the third quarter of 2018, the Company announced a restructuring program that primarily involves workforce reductions and facility consolidation. These actions are expected to continue throughout 2019 and are focused on targeted workforce optimization within general and administrative back-office and manufacturing overhead as well as continued facility consolidation. In the nine month period ended September 30, 2019, $10.9 million was charged to expense through ‘‘Other operating expense, net’’ in the Condensed Consolidated Statements of Operations ($7.0 million for Industrials, $3.1 million for Energy, $0.4 million for Medical and $0.4 million for Corporate).

The following table summarizes the activity associated with the Company’s restructuring programs for the nine month period ended September 30, 2019.

Total
Balance as of December 31, 2018	$10.1
Charged to expense - Termination benefits	9.0
Charged to expense - Other	1.9
Payments	(13.8)
Other, net	(0.2)
Balance as of September 30, 2019	$7.0

Index

As of September 30, 2019, restructuring reserves of $7.0 million are included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets. As of December 31, 2018, restructuring reserves of $10.1 million related to these programs were included in ‘‘Accrued liabilities’’ in the Consolidated Balance Sheets.

Note 4. Inventories

Inventories as of September 30, 2019 and December 31, 2018 consisted of the following.

	September 30, 2019	December 31, 2018
Raw materials, including parts and subassemblies	$390.5	$369.2
Work-in-process	57.8	58.1
Finished goods	77.8	83.4
	526.1	510.7
Excess of LIFO costs over FIFO costs	13.2	13.2
Inventories	$539.3	$523.9

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill attributable to each reportable segment for the nine month period ended September 30, 2019 is presented in the table below.

	Industrials	Energy	Medical	Total
Balance as of December 31, 2018	$632.7	$453.6	$203.2	$1,289.5
Acquisition	6.3	—	2.0	8.3
Foreign currency translation and other(1)	(17.1)	(12.2)	(2.5)	(31.8)
Balance as of September 30, 2019	$621.9	$441.4	$202.7	$1,266.0

(1)	During the nine month period ended September 30, 2019, the Company recorded a decrease in goodwill of $0.1 million as a result of measurement period adjustments in the Industrials segment.

On July 3, 2019, the Company acquired Oina which is included in the Medical segment. The excess of the purchase price over the estimated fair value of identifiable assets, intangible assets and assumed liabilities was recorded as goodwill. As of September 30, 2019, the preliminary purchase price allocation resulted in a total of $2.0 million of goodwill. The allocation of the purchase price is preliminary and subject to refinement based on final fair values of the identified assets acquired and liabilities assumed.

On August 19, 2019, the Company acquired ACBN which is included in the Industrials segment. The excess of the purchase price over the estimated fair value of identifiable assets, intangible assets and assumed liabilities was recorded as goodwill. As of September 30, 2019, the preliminary purchase price allocation resulted in a total of $6.3 million of goodwill. The allocation of the purchase price is preliminary and subject to refinement based on final fair values of the identified assets acquired and liabilities assumed.
As of September 30, 2019, goodwill included a total of $563.9 million of accumulated impairment losses within the Energy segment. There were no goodwill impairment charges recorded during the nine month periods ended September 30, 2019 and 2018.

Index

Other intangible assets as of September 30, 2019 and December 31, 2018 consisted of the following.

	September 30, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer lists and relationships	$1,218.5	$(635.5)	$1,245.5	$(567.8)
Technology	29.2	(5.3)	21.7	(4.8)
Trademarks	43.7	(15.1)	44.9	(13.0)
Backlog	67.1	(67.1)	68.8	(68.6)
Other	64.0	(38.6)	62.3	(31.9)
Unamortized intangible assets
Trademarks	605.4	—	611.3	—
Total other intangible assets	$2,027.9	$(761.6)	$2,054.5	$(686.1)

Amortization of intangible assets for the three and nine month periods ended September 30, 2019 and 2018 were as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2019	2018	2019	2018
Intangible asset amortization expense	$30.4	$31.0	$92.6	$93.4

Amortization of intangible assets is anticipated to be approximately $122.6 million annually in 2020 through 2024 based upon exchange rates as of September 30, 2019.

Note 6. Accrued Liabilities

Accrued liabilities as of September 30, 2019 and December 31, 2018 consisted of the following.

	September 30, 2019	December 31, 2018
Salaries, wages and related fringe benefits	$52.8	$62.9
Restructuring	7.0	10.1
Taxes	15.8	24.3
Contract liabilities	64.9	69.6
Product warranty	22.7	23.9
Accrued interest	0.7	0.3
Operating lease liabilities(1)	16.6	—
Other	71.0	57.4
Total accrued liabilities	$251.5	$248.5

(1)
The Company adopted ASU 2016-02, Leases, on January 1, 2019 using the optional transition method.  See Note 1 “Condensed Consolidated Financial Statements” for further discussion of the adoption of ASU 2016-02 and Note 14 “Leases” for discussion of the Company’s operating and financing leases.

Index

A reconciliation of the changes in the accrued product warranty liability for the three and nine month periods ended September 30, 2019 and 2018 are as follows.

	For the Three Month Period Ended September 30, 2019	For the Three Month Period Ended September 30, 2018	For the Nine Month Period Ended September 30, 2019	For the Nine Month Period Ended September 30, 2018
Balance at beginning of period	$23.4	$23.9	$23.9	$22.3
Product warranty accruals	8.4	6.9	23.0	18.5
Settlements	(8.6)	(6.2)	(23.7)	(16.8)
Charged to other accounts(1)	(0.5)	(0.1)	(0.5)	0.5
Balance at end of period	$22.7	$24.5	$22.7	$24.5

(1)
Includes primarily the effects of foreign currency translation adjustments for the Company’s subsidiaries with functional currencies other than the USD, and changes in the accrual related to acquisitions.

Note 7. Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and nine month periods ended September 30, 2019 and 2018.

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	For the Three Month Period Ended September 30, 2019	For the Nine Month Period Ended September 30, 2019	For the Three Month Period Ended September 30, 2019	For the Nine Month Period Ended September 30, 2019	For the Three Month Period Ended September 30, 2019	For the Nine Month Period Ended September 30, 2019
Service cost	$—	$—	$0.4	$1.2	$—	$—
Interest cost	0.5	1.6	1.9	5.7	—	0.1
Expected return on plan assets	(0.5)	(1.6)	(2.5)	(7.7)	—	—
Recognition of:
Unrecognized prior service cost	—	—	—	0.1	—	—
Unrecognized net actuarial loss	—	0.1	0.5	1.5	—	—
	$—	$0.1	$0.3	$0.8	$—	$0.1

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	For the Three Month Period Ended September 30, 2018	For the Nine Month Period Ended September 30, 2018	For the Three Month Period Ended September 30, 2018	For the Nine Month Period Ended September 30, 2018	For the Three Month Period Ended September 30, 2018	For the Nine Month Period Ended September 30, 2018
Service cost	$—	$—	$0.4	$1.4	$—	$—
Interest cost	0.5	1.5	1.8	5.7	—	0.1
Expected return on plan assets	(1.2)	(3.5)	(2.8)	(8.8)	—	—
Recognition of:
Unrecognized prior service cost	—	—	—	—	—	—
Unrecognized net actuarial loss	—	—	0.5	1.4	—	—
	$(0.7)	$(2.0)	$(0.1)	$(0.3)	$—	$0.1

The components of net periodic benefit cost other than the service cost component are included in “Other income, net” in the Condensed Consolidated Statements of Operations.

Index
Note 8. Debt

Debt as of September 30, 2019 and December 31, 2018 is summarized as follows.

	September 30, 2019	December 31, 2018
Short-term borrowings	$—	$—
Long-term debt
Revolving credit facility, due 2024(1)	$—	$—
Receivables financing agreement, due 2020	—	—
Term loan denominated in U.S. dollars, due 2024(2)	927.6	952.6
Term loan denominated in Euros, due 2024(3)	656.7	696.5
Capitalized leases and other long-term debt	25.8	26.3
Unamortized debt issuance costs	(8.6)	(3.3)
Total long-term debt, net, including current maturities	1,601.5	1,672.1
Current maturities of long-term debt	7.7	7.9
Total long-term debt, net	$1,593.8	$1,664.2

(1)	On June 28, 2019, the Revolving Credit Facility’s maturity was extended to June 28, 2024 as part of the Amendment described within this Note. As of December 31, 2018, the maturity was April 30, 2020.

(2)	As of September 30, 2019, the applicable interest rate was 4.79% and the weighted-average rate was 5.16% for the nine month period ended September 30, 2019.

(3)	As of September 30, 2019, the applicable interest rate was 3.00% and the weighted-average rate was 3.00% for the nine month period ended September 30, 2019.

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

At the consummation of the merger between Gardner Denver Holdings, Inc., and Ingersoll-Rand plc, Amendment No. 4 increases the aggregate amount of the New Revolving Credit Facility to $1,000.0 million and increases the capacity under the New Revolving Credit Facility to issue letters of credit to $400.0 million.

Loans under the New Revolving Credit Facility will have an initial applicable margin of 2.25% for LIBOR loans and 1.25% for base rate loans.

Amendment No. 4 resulted in the write-off of $0.2 million of debt issuance costs for the nine month period ended September 30, 2019.  This was included in “Loss on extinguishment of debt” in the Condensed Consolidated Statements of Operations.

As of September 30, 2019, the Company had no outstanding borrowings, $4.4 million of outstanding letters of credit under the New Revolving Credit Facility and unused availability of $445.6 million.

In March 2019, the Company used excess cash to repay $25.0 million of principal on outstanding borrowings under the Dollar Term Loan Facility.

Index
As of September 30, 2019, the Company had no outstanding borrowings, $25.9 million of letters of credit outstanding and $78.2 million of capacity available under the Receivables Financing Agreement (“RFA”).

Note 9. Stock-Based Compensation

The Company has outstanding stock-based compensation awards granted under the 2013 Stock Incentive Plan (“2013 Plan”) and the 2017 Omnibus Incentive Plan (“2017 Plan”) as described in Note 16, “Stock-Based Compensation Plans” to the consolidated financial statements in its annual report on Form 10-K for the year ended December 31, 2018.

In the three and nine month periods ended September 30, 2019, the Company recognized stock-based compensation expense of approximately $(0.2) million and $13.4 million, respectively. In addition, the Company recognized costs of $0.7 million and $3.5 million for the three month and nine month periods ended September 30, 2019, respectively, due to costs associated with employer taxes.

For the three month period ended September 30, 2018, the Company recognized stock-based compensation expense of approximately $0.9 million and employer taxes related to stock-based compensation of $0.2 million.  For the nine month period ended September 30, 2018, the Company recognized stock-based compensation expense of approximately $6.1 million reduced by $3.2 million primarily due to a decrease in the estimated accrual for employer taxes related to DSUs as a result of the achievement of employer tax caps in countries outside of the United States.
The $13.4 million of stock-based compensation expense for the nine month period ended September 30, 2019 included expense of $0.7 million for the modification of a former employee’s equity awards, expense for equity awards granted under the 2013 Plan and 2017 Plan of $7.4 million and an increase in the liability for stock appreciation rights (“SAR”) of $5.3 million. The $0.7 million stock-based compensation expense for the modification incurred in the nine month period ended September 30, 2019 provided continued vesting through scheduled vesting dates for certain awards of a former employee.

As of September 30, 2019, there was $31.4 million of total unrecognized compensation expense related to outstanding stock options and restricted stock awards.

SARs, granted under the 2013 Plan are expected to be settled in cash and are accounted for as liability awards. As of September 30, 2019, a liability of approximately $8.7 million for SARs was included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

Stock Option Awards

A summary of the Company’s stock option (including SARs) activity for the nine month period ended September 30, 2019 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Exercise Price (per share)
Outstanding as of December 31, 2018	12,352	$10.93
Granted	1,070	$27.05
Exercised or settled	(4,513)	$8.66
Forfeited	(170)	$26.92
Expired	(12)	$32.01
Outstanding as of September 30, 2019	8,727	$13.74
Vested as of September 30, 2019	6,659	$9.78

Index

The following assumptions were used to estimate the fair value of options granted (excluding previously disclosed modified awards) during the nine month periods ended September 30, 2019 and 2018 using the Black-Scholes option-pricing model.

	For the Nine Month Period Ended September 30, 2019	For the Nine Month Period Ended September 30, 2018
Assumptions
Expected life of options (in years)	6.3	7.0 - 7.5
Risk-free interest rate	2.4 - 2.6%	2.9 - 3.0%
Assumed volatility	30.7 - 31.8%	34.4 - 35.4%
Expected dividend rate	0.0%	0.0%

Restricted Stock Unit Awards

A summary of the Company’s restricted stock unit activity for the nine month period ended September 30, 2019 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2018	362	$31.78
Granted	418	$27.05
Vested	(39)	$31.35
Forfeited	(48)	$31.08
Non-vested as of September 30, 2019	693	$28.97

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

The before tax income (loss) and related income tax effect are as follows.

	For the Three Month Period Ended September 30, 2019			For the Nine Month Period Ended September 30, 2019
	Before-Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Foreign currency translation adjustments, net	$(42.0)	$(6.8)	$(48.8)	$(46.0)	$(9.3)	$(55.3)
Unrecognized gains (losses) on cash flow hedges, net	4.3	(1.0)	3.3	4.9	(0.2)	4.7
Pension and other postretirement benefit prior service cost and gain or loss, net	2.3	(0.4)	1.9	3.8	(0.5)	3.3
Other comprehensive loss	$(35.4)	$(8.2)	$(43.6)	$(37.3)	$(10.0)	$(47.3)

Index
	For the Three Month Period Ended September 30, 2018			For the Nine Month Period Ended September 30, 2018
	Before-Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Foreign currency translation adjustments, net	$(17.2)	$(1.1)	$(18.3)	$(45.6)	$(5.7)	$(51.3)
Unrecognized gains (losses) on cash flow hedges, net	5.8	(1.4)	4.4	27.1	(6.6)	20.5
Pension and other postretirement benefit prior service cost and gain or loss, net	1.0	(0.1)	0.9	3.0	0.9	3.9
Other comprehensive loss	$(10.4)	$(2.6)	$(13.0)	$(15.5)	$(11.4)	$(26.9)

On January 1, 2019, the Company adopted ASU 2018-02 which reclassified stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive (loss) income to retained (deficit) earnings.  The Company recorded a cumulative-effect adjustment which increased “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheet by $8.2 million.  Changes in accumulated other comprehensive (loss) income by component for the nine month periods ended September 30, 2019 and 2018 are presented in the following table (1).

	Foreign Currency Translation Adjustments, Net	Unrealized (Losses) Gains on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
Balance as of December 31, 2018	$(190.6)	$(11.4)	$(45.0)	$(247.0)
Other comprehensive (loss) income before reclassifications	(55.3)	(4.6)	2.0	(57.9)
Amounts reclassified from accumulated other comprehensive (loss) income	—	9.3	1.3	10.6
Other comprehensive (loss) income	(55.3)	4.7	3.3	(47.3)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2018-02)	(1.5)	(6.7)	—	(8.2)
Balance as of September 30, 2019	$(247.4)	$(13.4)	$(41.7)	$(302.5)

	Foreign Currency Translation Adjustments, Net	Unrealized (Losses) Gains on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
Balance as of December 31, 2017	$(129.6)	$(29.8)	$(40.4)	$(199.8)
Other comprehensive (loss) income before reclassifications	(51.3)	11.5	2.8	(37.0)
Amounts reclassified from accumulated other comprehensive (loss) income	—	9.0	1.1	10.1
Other comprehensive (loss) income	(51.3)	20.5	3.9	(26.9)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2017-12)	—	0.3	—	0.3
Balance as of September 30, 2018	$(180.9)	$(9.0)	$(36.5)	$(226.4)

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

Index
Reclassifications out of accumulated other comprehensive (loss) income for the nine month periods ended September 30, 2019 and 2018 are presented in the following table:

Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
Details about Accumulated Other Comprehensive (Loss) Income Components	For the Nine Month Period Ended September 30, 2019	For the Nine Month Period Ended September 30, 2018	Affected Line in the Statement Where Net Income is Presented
Loss on cash flow hedges
Interest rate swaps	$12.3	$11.8	Interest expense
	12.3	11.8	Total before tax
	(3.0)	(2.8)	Benefit for income taxes
	$9.3	$9.0	Net of tax
Amortization of defined benefit pension and other postretirement benefit items	$1.7	$1.4		(1)
	1.7	1.4	Total before tax
	(0.4)	(0.3)	Benefit for income taxes
	$1.3	$1.1	Net of tax
Total reclassifications for the period	$10.6	$10.1	Net of tax

(1)	These components are included in the computation of net periodic benefit cost. See Note 7 “Pension and Other Postretirement Benefits” for additional details.

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

Index

Derivative Instruments

The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

	September 30, 2019
Derivative Classification		Notional Amount (1)	Fair Value (1) Other Current Assets	Fair Value (1) Other Assets	Fair Value (1) Accrued Liabilities	Fair Value (1) Other Liabilities

Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash Flow	$825.0	$—	$—	$17.6	$—
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$26.2	$0.1	$—	$—	$—
Foreign currency forwards	Fair Value	$159.5	$—	$—	$4.7	$—

	December 31, 2018
Derivative Classification		Notional Amount (1)	Fair Value (1) Other Current Assets	Fair Value (1) Other Assets	Fair Value (1) Accrued Liabilities	Fair Value (1) Other Liabilities

Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash Flow	$925.0	$—	$—	$11.2	$8.7
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$143.3	$1.3	$—	$—	$—
Foreign currency forwards	Fair Value	$27.5	$—	$—	$0.1	$—

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

Gains and losses on derivatives designated as cash flow hedges included in the Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2019 and 2018 are as presented in the table below.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2019	2018	2019	2018
Interest rate swap contracts
(Loss) gain recognized in AOCI on derivatives	$(0.4)	$1.8	$(7.4)	$15.2
Loss reclassified from AOCI into income (effective portion)(1)	(4.7)	(3.3)	(12.3)	(11.2)
Loss reclassified from AOCI into income (missed forecast)(2)	—	(0.6)	—	(0.6)

(1)	Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income were included within “Interest expense” in the Condensed Consolidated Statements of Operations.

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

Index

As of September 30, 2019, the Company was the fixed rate payor on seven interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $825.0 million of the Company’s LIBOR-based variable rate borrowings.  These contracts carry fixed rates ranging from 3.6% to 4.3% and have expiration dates ranging from 2019 to 2020.  These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments.  Based on LIBOR-based swap yield curves as of September 30, 2019, the Company expects to reclassify losses of $17.4 million out of AOCI into earnings during the next 12 months.  The Company’s LIBOR-based variable rate borrowings outstanding as of September 30, 2019 were $927.6 million and €602.7 million.

The Company had eight foreign currency forward contracts outstanding as of September 30, 2019 with notional amounts ranging from $7.5 million to $47.3 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates.  The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included within “Other operating expense, net” in the Condensed Consolidated Statements of Operations.  The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty.  It is the Company’s practice to recognize the gross amounts in the Condensed Consolidated Balance Sheets.  The amount available to be netted is not material.

The Company’s (losses) gains on derivative instruments not designated as accounting hedges and total net foreign currency (losses) gains for the three and nine month periods ended September 30, 2019 and 2018 were as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2019	2018	2019	2018
Foreign currency forward contracts (losses) gains	$(5.9)	$(0.4)	$(9.7)	$5.8
Total foreign currency transaction gains (losses), net	0.6	0.8	(3.1)	0.6

The Company has a significant investment in consolidated subsidiaries with functional currencies other than the USD, particularly the EUR. On August 17, 2017, the Company designated its €615.0 million Euro Term Loan as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies. As of September 30, 2019, the Euro Term Loan of €602.7 million remained designated.

The Company’s gains, net of income tax, associated with changes in the value of debt for the three and nine month periods ended September 30, 2019 and 2018 and the net balance of such gains included in accumulated other comprehensive (loss) income as of September 30, 2019 and 2018 were as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2019	2018	2019	2018
Gain, net of income tax, recorded through other comprehensive income	$21.6	$3.5	$26.3	$18.0
Balance included in accumulated other comprehensive (loss) income as of September 30, 2019 and 2018, respectively			$82.8	$50.1

For the periods presented, all cash flows associated with derivatives were classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows.

Index

Fair Value Measurements

A financial instrument is defined as cash or cash equivalents, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from another party. The Company’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivables, trade accounts payables, deferred compensation assets and obligations, derivatives and debt instruments. The carrying values of cash and cash equivalents, trade accounts receivables, trade accounts payables and variable rate debt instruments are a reasonable estimate of their respective fair values.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards(1)	$—	$0.1	$—	$0.1
Trading securities held in deferred compensation plan(2)	6.7	—	—	6.7
Total	$6.7	$0.1	$—	$6.8
Financial Liabilities
Foreign currency forwards(1)	$—	$4.7	$—	$4.7
Interest rate swaps(3)	—	17.6	—	17.6
Deferred compensation plan(2)	6.7	—	—	6.7
Total	$6.7	$22.3	$—	$29.0

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards(1)	$—	$1.3	$—	$1.3
Trading securities held in deferred compensation plan(2)	5.8	—	—	5.8
Total	$5.8	$1.3	$—	$7.1
Financial Liabilities
Foreign currency forwards(1)	$—	$0.1	$—	$0.1
Interest rate swaps(3)	—	19.9	—	19.9
Deferred compensation plan(2)	5.8	—	—	5.8
Total	$5.8	$20.0	$—	$25.8

Index

(1)	Based on calculations that use readily observable market parameters as their basis, such as spot and forward rates.

(2)	Based on the quoted price of publicly traded mutual funds which are classified as trading securities and accounted for using the mark-to-market method.

(3)
Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of September 30, 2019.  The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

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

Index

Disaggregation of Revenue

The following tables provide disaggregated revenue by reportable segment for the three month periods ended September 30, 2019 and 2018.

	For the Three Month Period Ended September 30, 2019
	Industrials	Energy	Medical	Total
Primary Geographic Markets
United States	$98.6	$114.9	$25.7	$239.2
Other Americas	23.2	20.8	6.6	50.6
Total Americas	$121.8	$135.7	$32.3	$289.8
EMEA	149.8	38.5	28.1	216.4
Asia Pacific	44.3	34.3	11.9	90.5
Total	$315.9	$208.5	$72.3	$596.7

Product Categories
Original equipment(1)	$216.6	$79.4	$70.5	$366.5
Aftermarket(2)	99.3	129.1	1.8	230.2
Total	$315.9	$208.5	$72.3	$596.7

Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$305.9	$184.9	$72.3	$563.1
Revenue recognized over time(4)	10.0	23.6	—	33.6
Total	$315.9	$208.5	$72.3	$596.7

	For the Three Month Period Ended September 30, 2018
	Industrials	Energy	Medical	Total
Primary Geographic Markets
United States	$96.7	$200.1	$31.1	$327.9
Other Americas	19.9	29.4	0.7	50.0
Total Americas	$116.6	$229.5	$31.8	$377.9
EMEA	156.2	44.9	27.7	228.8
Asia Pacific	47.2	24.4	11.0	82.6
Total	$320.0	$298.8	$70.5	$689.3

Product Categories
Original equipment(1)	$221.2	$127.8	$68.3	$417.3
Aftermarket(2)	98.8	171.0	2.2	272.0
Total	$320.0	$298.8	$70.5	$689.3

Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$309.4	$278.5	$70.5	$658.4
Revenue recognized over time(4)	10.6	20.3	—	30.9
Total	$320.0	$298.8	$70.5	$689.3

(1)	Revenues from sales of capital equipment within the Industrials and Energy Segments and sales of components to original equipment manufacturers in the Medical Segment.

(2)	Revenues from sales of spare parts, accessories, other components and services in support of maintaining customer owned, installed base of the Company’s original equipment.

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

Index

The following tables provide disaggregated revenue by reportable segment for the nine month periods ended September 30, 2019 and 2018.

	For the Nine Month Period Ended September 30, 2019
	Industrials	Energy	Medical	Total
Primary Geographic Markets
United States	$300.7	$397.8	$83.9	$782.4
Other Americas	70.0	63.1	7.5	140.6
Total Americas	$370.7	$460.9	$91.4	$923.0
EMEA	457.8	108.3	84.0	650.1
Asia Pacific	139.7	95.2	38.1	273.0
Total	$968.2	$664.4	$213.5	$1,846.1

Product Categories
Original equipment(1)	$667.2	$260.9	$207.7	$1,135.8
Aftermarket(2)	301.0	403.5	5.8	710.3
Total	$968.2	$664.4	$213.5	$1,846.1

Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$936.2	$603.9	$213.5	$1,753.6
Revenue recognized over time(4)	32.0	60.5	—	92.5
Total	$968.2	$664.4	$213.5	$1,846.1

	For the Nine Month Period Ended September 30, 2018
	Industrials	Energy	Medical	Total
Primary Geographic Markets
United States	$278.2	$538.6	$77.2	$894.0
Other Americas	58.1	85.0	2.1	145.2
Total Americas	$336.3	$623.6	$79.3	$1,039.2
EMEA	481.8	115.3	82.4	679.5
Asia Pacific	147.6	75.2	35.6	258.4
Total	$965.7	$814.1	$197.3	$1,977.1

Product Categories
Original equipment(1)	$662.5	$337.7	$190.5	$1,190.7
Aftermarket(2)	303.2	476.4	6.8	786.4
Total	$965.7	$814.1	$197.3	$1,977.1

Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$931.2	$776.3	$197.3	$1,904.8
Revenue recognized over time(4)	34.5	37.8	—	72.3
Total	$965.7	$814.1	$197.3	$1,977.1

(1)	Revenues from sales of capital equipment within the Industrials and Energy Segments and sales of components to original equipment manufacturers in the Medical Segment.

(2)	Revenues from sales of spare parts, accessories, other components and services in support of maintaining customer owned, installed base of the Company’s original equipment.

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

As of September 30, 2019, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $174.1 million in the next twelve months and $56.8 million in periods thereafter. The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time and service contracts with an original duration greater than one year.

Contract Balances

The following table provides the contract balances as of September 30, 2019 and December 31, 2018 presented in the Condensed Consolidated Balance Sheets.

	September 30, 2019	December 31, 2018
Accounts receivable	$458.4	$525.4
Contract assets	27.5	19.6
Contract liabilities	64.9	69.6

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

Index

Note 13. Income Taxes

The following table summarizes the Company’s provision for income taxes and effective income tax provision rate for the three and nine month periods ended September 30, 2019 and 2018.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2019	2018	2019	2018
Income before income taxes	$50.3	$94.8	$162.6	$238.1
Provision for income taxes	$9.0	$22.6	$29.2	$63.2
Effective income tax provision rate	17.9%	23.8%	18.0%	26.5%

The decrease in the provision for income taxes and decrease in the effective income tax provision rate for the three month period ended September 30, 2019 when compared to the same three month period of 2018 is primarily due to the benefits relating to return-to-provision adjustments, windfall tax deductions and an increase in the amount of earnings generated in countries with lower statutory tax rates.

The decrease in the provision for income taxes and decrease in the effective income tax provision rate for the nine month period ended September 30, 2019 when compared to the same nine month period of 2018 is primarily due to the benefits relating to return-to-provision adjustments, windfall tax deductions and an increase in the amount of earnings generated in countries with lower statutory tax rates as well as the Transition Tax imposed under the Tax Cuts and Jobs Act of 2017 impacting the three month period ended March 31, 2018.

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

The Company elected not to recognize short-term leases on its balance sheet and continues to expense such leases.

The components of lease expense for the three and nine month periods ended September 30, 2019 were as follows.

	For the Three Month Period Ended September 30, 2019	For the Nine Month Period Ended September 30, 2019
Operating lease cost	$5.1	$16.1

Finance lease cost
Amortization of right-of-use assets	$0.4	$1.1
Interest on lease liabilities	0.4	1.2
Total finance lease cost	$0.8	$2.3

Short-term lease cost	$0.4	$0.9

Supplemental cash flow information related to leases was as follows.

For the Nine Month Period Ended September 30, 2019
Supplemental Cash Flows Information
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from operating leases	$16.0
Operating cash flows from finance leases	$1.2
Financing cash flows from finance leases	$0.6
Leased Assets Obtained in Exchange for New Operating Lease Liabilities	$6.3

Index

Supplemental balance sheet information related to leases was as follows.

September 30, 2019
Operating leases
Other assets	$54.7

Accrued liabilities	16.6
Other liabilities	38.6
Total operating lease liabilities	$55.2

Finance Leases
Property, plant and equipment	$24.3

Short-term borrowings and current maturities of long-term debt	1.0
Long-term debt, less current maturities	24.7
Total finance lease liabilities	$25.7

Weighted Average Remaining Lease Term (in years)
Operating leases	4.5
Finance leases	13.8

Weighted Average Discount Rate
Operating leases	2.3%
Finance leases	6.3%

Maturities of lease liabilities as of September 30, 2019 were as follows.

	Operating Leases	Finance Leases
2019 (excluding the nine months ended September 30, 2019)	$4.8	$0.6
2020	16.9	2.6
2021	12.4	2.6
2022	8.5	2.6
2023	5.8	2.7
Thereafter	9.5	28.8
Total lease payments	$57.9	$39.9
Less imputed interest	(2.7)	(14.2)
Total	$55.2	$25.7

As of December 31, 2018, future minimum rental payments for operating leases for the five years subsequent to December 31, 2018 and thereafter were approximately $25.8 million, $19.5 million, $13.9 million, $7.7 million, $5.4 million and $9.4 million, respectively.  As of December 31, 2018, future minimum rental payments for capital leases for the five years subsequent to December 31, 2018 and thereafter were approximately $0.8 million, $1.0 million, $1.1 million, $1.2 million, $1.4 million and $20.7 million, respectively.

Index

Note 15. Supplemental Information

The components of “Other operating expense, net” for the three month and nine month periods ended September 30, 2019 and 2018 were as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2019	2018	2019	2018
Other Operating Expense, Net
Foreign currency transaction (gains) losses, net	$(0.6)	$(0.8)	$3.1	$(0.6)
Restructuring charges, net (1)	8.1	5.4	10.9	5.4
Shareholder litigation settlement recoveries (2)	—	—	(6.0)	(4.5)
Acquisition related expenses and non-cash charges (3)	15.3	0.5	34.1	6.3
Losses (gains) on asset disposals	0.2	0.1	(0.1)	(1.1)
Other, net	(0.1)	0.8	1.1	5.3
Total other operating expense, net	$22.9	$6.0	$43.1	$10.8

Certain prior period amounts in these condensed consolidated financial statements have been reclassified to conform to the current period presentation.

(1)	See Note 3 “Restructuring.”

(2)	Represents an insurance recovery of the Company’s shareholder litigation settlement in 2014.

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

Index

The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the Products described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, inherent uncertainties of litigation and future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case (discussed below), or other inability to collect from the Company’s historical insurers or indemnitors, could cause a different outcome. While the outcome of legal proceedings is inherently uncertain, based on presently known facts, experience, and circumstances, the Company believes that the amounts accrued on its balance sheet are adequate and that the liabilities arising from the asbestos and silica-related personal injury lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. ‘‘Accrued liabilities’’ and ‘‘Other liabilities’’ in the Condensed Consolidated Balance Sheets include a total litigation reserve of $100.1 million and $105.8 million as of September 30, 2019 and December 31, 2018, respectively, with regards to potential liability arising from the Company’s asbestos-related litigation. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity.

The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has also pursued litigation against certain insurers or indemnitors, where necessary. The Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $102.8 million and $103.0 million as of September 30, 2019 and December 31, 2018, respectively, which was included in ‘‘Other assets’’ in the Condensed Consolidated Balance Sheets.

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

The Company has undiscounted accrued liabilities of $6.7 million and $6.9 million as of September 30, 2019 and December 31, 2018, respectively, on its Condensed Consolidated Balance Sheets to the extent costs are known or can be reasonably estimated for its remaining financial obligations for the environmental matters discussed above and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.

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

Index
The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Income Before Income Taxes for the three month and nine month periods ended September 30, 2019 and 2018.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2019	2018	2019	2018
Revenue
Industrials	$315.9	$320.0	$968.2	$965.7
Energy	208.5	298.8	664.4	814.1
Medical	72.3	70.5	213.5	197.3
Total Revenue	$596.7	$689.3	$1,846.1	$1,977.1
Segment Adjusted EBITDA
Industrials	$70.1	$72.1	$217.7	$210.0
Energy	55.4	94.9	171.7	242.5
Medical	22.4	20.5	63.8	54.4
Total Segment Adjusted EBITDA	$147.9	$187.5	$453.2	$506.9
Less items to reconcile Segment Adjusted EBITDA to Income
Before Income Taxes:
Corporate expenses not allocated to segments(1)	$5.7	$5.3	$23.3	$14.8
Interest expense	23.2	24.4	68.0	76.5
Depreciation and amortization expense	43.1	44.4	132.9	134.6
Restructuring and related business transformation costs(2)	9.9	12.3	16.1	25.2
Acquisition related expenses and non-cash charges(3)	15.9	2.8	34.7	13.1
Expenses related to public stock offerings(4)	—	0.3	—	2.2
Establish public company financial reporting compliance(5)	—	1.3	0.6	3.2
Stock-based compensation(6)	0.5	1.1	16.9	2.9
Foreign currency transaction (gains) losses, net	(0.6)	(0.8)	3.1	(0.6)
Loss on extinguishment of debt (7)	—	0.9	0.2	1.0
Shareholder litigation settlement recoveries(8)	—	—	(6.0)	(4.5)
Other adjustments(9)	(0.1)	0.7	0.8	0.4
Income Before Income Taxes	$50.3	$94.8	$162.6	$238.1

(1)	Includes insurance recoveries of asbestos legal fees of $5.6 million in the nine month period ended September 30, 2018.

Index

(2)	Restructuring and related business transformation costs consist of the following.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2019	2018	2019	2018
Restructuring charges	$8.1	$5.4	$10.9	$5.4
Severance, sign-on, relocation and executive search costs	0.1	(0.1)	1.3	3.8
Facility reorganization, relocation and other costs	0.8	1.1	1.9	2.4
Information technology infrastructure transformation	0.2	0.3	0.9	0.5
Losses (gains) on asset disposals	0.2	0.1	(0.1)	(1.1)
Consultant and other advisor fees	0.1	3.4	0.3	10.0
Other, net	0.4	2.1	0.9	4.2
Total restructuring and related business transformation costs	$9.9	$12.3	$16.1	$25.2

(3)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs) and non-cash charges and credits arising from fair value purchase accounting adjustments.

(4)	Represents certain expenses related to the Company’s secondary stock offerings.

(5)
Represents third-party expenses to comply with the requirements of Sarbanes-Oxley and the accelerated adoption of the new accounting standards (ASC 606 – Revenue from Contracts with Customers and ASC 842 – Leases) in the first quarter of 2018 and 2019, respectively, one year ahead of the required adoption dates for a private company.

(6)
Represents stock-based compensation expense recognized for the three month and nine month periods ended September 30, 2019 of $(0.2) million and $13.4 million, respectively, increased by $0.7 million and $3.5 million for the three month and nine month periods ended September 30, 2019, respectively, due to costs associated with employer taxes.

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

(7)	Represents losses on extinguishment of a portion of the U.S. term loan and the amendment of the revolving credit facility.

(8)	Represents an insurance recovery of the Company’s shareholder litigation settlement in 2014.

(9)
Includes (i) effects of amortization of prior service costs and amortization of losses in pension and other postemployment (“OPEB”) expense, (ii) certain legal and compliance costs and (iii) other miscellaneous adjustments.

Note 18. Related Party Transactions

Affiliates of KKR participated as a lender in the Company’s Senior Secured Credit Facilities.  KKR held a position in the Euro Term Loan Facility of €48.1 million as of September 30, 2019.

The Company entered into Amendment No. 4 to the Credit Agreement on June 28, 2019. See Note 8 “Debt” for further discussion of Amendment No 4.  KKR Affiliates were a joint lead arranger and bookrunner of the Amendment. KKR Affiliates earned $0.4 million in structuring fees for the nine month period ended September 30, 2019 for their involvement in the Amendment.

Index

Note 19. Earnings Per Share

The computations of basic and diluted earnings per share are as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2019	2018	2019	2018
Net income	$41.3	$72.2	$133.4	$174.9
Average shares outstanding
Basic	204.2	201.9	203.1	201.8
Diluted	209.0	209.1	208.6	209.6
Earnings per share
Basic	$0.20	$0.36	$0.66	$0.87
Diluted	$0.20	$0.35	$0.64	$0.83

The DSUs described in Note 16, “Stock-Based Compensation Plans” to the consolidated financial statements in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018 were considered outstanding shares for the purpose of computing basic earnings per share because they were issued solely upon the passage of time.

For the three month periods ended September 30, 2019 and 2018, there were 1.8 million and 0.8 million anti-dilutive shares that were not included in the computation of diluted earnings per share.  For the nine month periods ended September 30, 2019 and 2018, there were 1.8 million and 0.8 million anti-dilutive shares that were not included in the computation of diluted earnings per share.

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

Index

Amortization of Intangible Assets

Amortization of intangible assets includes the periodic amortization of intangible assets recognized when an affiliate of KKR acquired us on July 30, 2013 and intangible assets recognized in connection with businesses we acquired since July 30, 2013, including customer relationships and trademarks.

Other Operating Expense, Net

Other operating expense, net includes foreign currency transaction gains and losses, net, restructuring charges, certain shareholder litigation settlement recoveries, acquisition related expenses and non-cash charges, losses and gains on asset disposals and other miscellaneous operating expenses.

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

Foreign Currency Fluctuations

A significant portion of our revenues, approximately 54% for the nine month period ended September 30, 2019, was denominated in currencies other than the U.S. dollar. Because much of our manufacturing facilities and labor force costs are outside of the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.

Index

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

Restructuring and Other Business Transformation Initiatives

We continue to implement business transformation initiatives. A key element of those business transformation initiatives was restructuring programs within our Industrials, Energy and Medical segments as well as at the Corporate level. Restructuring charges, program related facility reorganization, relocation and other costs, and related capital expenditures were impacted most significantly.

We announced a restructuring program in the third quarter of 2018 that primarily involves workforce reductions and facility consolidations. For the three and nine month periods ended September 30, 2019, $8.1 million and $10.9 million, respectively, were charged to expense related to this restructuring program. We expect additional restructuring activity throughout 2019 focused on targeted workforce optimization within general and administrative back-office and manufacturing overhead as well as continued facility consolidation.

Acquisitions

Part of our strategy for growth is to acquire complementary flow control and compression equipment businesses, which provide access to new technologies or geographies or improve our aftermarket offerings.

In February 2018, we acquired a leading global manufacturer of turbo vacuum technology systems and optimization solutions for industrial applications in our Industrials segment for total consideration, net of cash acquired, of approximately $94.9 million. In May 2018, we acquired a leading manufacturer of plungers and other well service pump consumable products in our Energy segment for total consideration, net of cash acquired, of approximately $21.0 million (inclusive of cash payments of $18.8 million, a $2.0 million promissory note and a $0.2 million holdback). In November 2018, we acquired a leading manufacturer of rotary screws and piston compressors and associated aftermarket parts in our Industrials segment for total consideration, net of cash acquired, of $16.1 million (inclusive of cash payments of $14.8 million and a $1.3 million holdback). In December 2018, we acquired a leading manufacturer of specialty industrial pumps and associated aftermarket parts in our Industrials segment for total consideration of $58.5 million, net of cash acquired (inclusive of cash payments of $57.8 million and a $0.7 million holdback). In July 2019, we acquired a company which specializes in customized pump solutions for liquid handling processes for use in medical, process and industrial applications, in our Medical segment for total consideration, net of cash acquired, of $10.0 million (inclusive of cash payments of $5.6 million, a $1.6 million holdback, and up to $2.8 million in contingent earn-out provisions). In August 2019, we acquired a provider of vacuum pumps, blowers and compressors in our Industrials segment for total consideration of $7.0 million, net of cash acquired (inclusive of cash payments of $5.9 million and a $1.1 million deferred payment).

Index

The revenues for these acquisitions subsequent to their respective dates of acquisition included in our financial results were $21.5 million and $16.6 million for the three month periods ended September 30, 2019 and 2018, respectively, and $76.5 million and $40.3 million for the nine month periods ended September 30, 2019 and 2018, respectively. The operating income (loss) for these acquisitions subsequent to their respective dates of acquisition included in our financial results were $1.4 million and $(0.4) million for the three month periods ended September 30, 2019 and 2018, respectively, and $8.0 million and $(2.4) million for the nine month periods ended September 30, 2019 and 2018, respectively.

See Note 2 ‘‘Business Combinations’’ to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further discussion of the outstanding holdbacks and deferred payments.

Stock-Based Compensation Expense

Stock-based compensation recognized for the three month and nine month periods ended September 30, 2019 was $0.5 million and $16.9 million, respectively. Stock-based compensation for the three and nine month periods ended September 30, 2019, represented stock-based compensation expense of approximately $(0.2) million and $13.4 million, respectively. In addition, we recognized costs of $0.7 million and $3.5 million for the three month and nine month periods ended September 30, 2019, respectively, due to costs associated with employer taxes.

Stock-based compensation recognized for the three month and nine month periods ended September 30, 2018 was $1.1 million and $2.9 million, respectively. Stock-based compensation for the three month period ended September 30, 2018 represented stock-based expense of approximately $0.9 million and employer taxes related to stock-based compensation of $0.2 million. Stock-based compensation for the nine month period ended September 30, 2018 represented stock-based expense of approximately $6.1 million reduced by $3.2 million primarily due to a decrease in the estimated accrual for employer taxes related to DSUs as a result of the achievement of employer tax caps in countries outside of the United States.

See Note 9 ‘‘Stock-Based Compensation’’ to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further discussion around our stock-based compensation expense.

Outlook

Industrials Segment

The mission-critical nature of our Industrials products across manufacturing processes drives a demand environment and outlook that are correlated with global and regional industrial production, capacity utilization and long-term GDP growth. In the third quarter of 2019, we had $313.1 million of orders in our Industrials segment, a decrease of 0.1% over the third quarter of 2018, or a 2.7% increase on a constant currency basis.

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

In the third quarter of 2019, we had $205.0 million of orders in our Energy segment, a decrease of 21.3% over the third quarter of 2018, or a 20.1% decrease on a constant currency basis.

Index

Medical Segment

During 2018, we focused on the development and introduction of new products and applications to access the liquid pump market, leveraging our technology and expertise in gas pumps. In 2019, demand for products and services in the Medical space continued to benefit from attractive secular growth trends in the aging population requiring medical care, emerging economies modernizing and expanding their healthcare systems and increased investment globally in health solutions. We expect growing demand for higher healthcare efficiency, requiring premium and high performance systems. In the third quarter of 2019, we had $66.5 million of orders in our Medical segment, a decrease of 9.5% over the third quarter of 2018, or a 7.8% decrease on a constant currency basis.

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

The following table presents selected Consolidated Results of Operations of our business for the three and nine month periods ended September 30, 2019 and 2018.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2019	2018	2019	2018
Condensed Consolidated Statements of Operations
Revenues	$596.7	$689.3	$1,846.1	$1,977.1
Cost of sales	375.2	426.9	1,159.7	1,233.6
Gross profit	221.5	262.4	686.4	743.5
Selling and administrative expenses	95.3	107.7	323.0	330.4
Amortization of intangible assets	30.4	31.0	92.6	93.4
Other operating expense, net	22.9	6.0	43.1	10.8
Operating income	72.9	117.7	227.7	308.9
Interest expense	23.2	24.4	68.0	76.5
Loss on extinguishment of debt	-	0.9	0.2	1.0
Other income, net	(0.6)	(2.4)	(3.1)	(6.7)
Income before income taxes	50.3	94.8	162.6	238.1
Provision for income taxes	9.0	22.6	29.2	63.2
Net income	$41.3	$72.2	$133.4	$174.9

Percentage of Revenues
Gross profit	37.1%	38.1%	37.2%	37.6%
Selling and administrative expenses	16.0%	15.6%	17.5%	16.7%
Operating income	12.2%	17.1%	12.3%	15.6%
Net income	6.9%	10.5%	7.2%	8.8%
Adjusted EBITDA	23.8%	26.4%	23.3%	24.9%

Other Financial Data
Adjusted EBITDA (1)	142.2	182.2	429.9	492.1
Adjusted Net Income (1)	86.3	102.7	255.6	276.1
Cash flows - operating activities	114.2	103.8	244.3	298.3
Cash flows - investing activities	(20.5)	(11.2)	(45.1)	(142.6)
Cash flows - financing activities	3.1	(158.3)	(13.1)	(272.8)
Free Cash Flow (1)	105.1	92.5	210.5	266.2

(1)	See the “Non-GAAP Financial Measures” section for a reconciliation to the nearest GAAP measure.

Revenues

Revenues for the three month period ended September 30, 2019 were $596.7 million, a decrease of $92.6 million, or 13.4%, compared to $689.3 million for the same three month period in 2018.  The decrease in revenues was primarily due to lower revenues from upstream energy exposed markets (12.5% or $85.9 million) and the unfavorable impact of foreign currencies (1.9% or $13.3 million), partially offset by improved pricing (1.3% or $9.3 million).  The percentage of consolidated revenues derived from aftermarket parts and services was 38.6% in the three month period ended September 30, 2019 compared to 39.5% in the same three month period in 2018.

Index

Revenues for the nine month period ended September 30, 2019 were $1,846.1 million, a decrease of $131.0 million, or 6.6%, compared to $1,977.1 million for the same nine month period in 2018.  The decrease in revenues was primarily due to lower revenues from upstream energy exposed markets (7.9% or $155.9 million) and the unfavorable impact of foreign currencies (2.9% or $57.2 million), partially offset by higher volume in our Industrials segment including acquisitions as well as higher volume in other markets in our Energy segment and in our Medical segment including acquisitions (2.7% or $53.9 million) and improved pricing (1.4% or $28.3 million).  The percentage of consolidated revenues derived from aftermarket parts and services was 38.5% in the nine month period ended September 30, 2019 compared to 39.8% in the same nine month period in 2018.

Gross Profit

Gross profit for the three month period ended September 30, 2019 was $221.5 million, a decrease of $40.9 million or 15.6%, compared to $262.4 million for the same three month period in 2018, and as a percentage of revenues was 37.1% for the three month period ended September 30, 2019 and 38.1% for the same three month period in 2018. The decrease in gross profit and gross profit as a percentage of revenues primarily reflects lower revenue from upstream energy exposed markets and the unfavorable impact of foreign currencies, partially offset by improved pricing.

Gross profit for the nine month period ended September 30, 2019 was $686.4 million, a decrease of $57.1 million or 7.7%, compared to $743.5 million for the same nine month period in 2018, and as a percentage of revenues was 37.2% for the nine month period ended September 30, 2019 and 37.6% for the same nine month period in 2018. The decrease in gross profit and gross profit as a percentage of revenues primarily reflects lower revenue from upstream energy exposed markets and the unfavorable impact of foreign currencies, partially offset by higher volume in our Industrials segment including acquisitions as well as higher volume in other markets in our Energy segment and in our Medical segment including acquisitions and improved pricing.

Selling and Administrative Expenses

Selling and administrative expenses were $95.3 million for the three month period ended September 30, 2019, a decrease of $12.4 million, or 11.5% compared to $107.7 million for the same three month period in 2018.  Selling and administrative expenses as a percentage of revenues increased to 16.0% the three month period ended September 30, 2019 from 15.6% in the same three month period in 2018. The decrease in selling and administrative expenses primarily reflects lower professional and consultant fees and reduced salaries and other employee-related expenses.

Selling and administrative expenses were $323.0 million for the nine month period ended September 30, 2019, a decrease of $7.4  million, or 2.2% compared to $330.4 million for the same nine month period in 2018.  Selling and administrative expenses as a percentage of revenues increased to 17.5% for the nine month period ended September 30, 2019 from 16.7% in the same nine month period in 2018. The decrease in selling and administrative expenses primarily reflects lower professional and consultant fees and reduced salaries and other employee-related expenses.

Amortization of Intangible Assets

Amortization of intangible assets was $30.4 million for the three month period ended September 30, 2019, a decrease of $0.6 million compared to $31.0 million in the same three month period in 2018.  The decrease was primarily due to intangibles that became fully amortized in 2019, partially offset by the amortization of intangibles acquired in the fourth quarter of 2018 as well as in the third quarter of 2019.

Amortization of intangible assets was $92.6 million for the nine month period ended September 30, 2019, a decrease of $0.8 million compared to $93.4 million in the same nine month period in 2018.  The decrease was primarily due to intangibles that became fully amortized in 2019, partially offset by the amortization of intangibles acquired in the first, second and fourth quarters of 2018 as well as in the third quarter of 2019.

Other Operating Expense, Net

Other operating expense, net was $22.9 million for the three month period ended September 30, 2019, an increase of $16.9 million compared to $6.0 million in the same three month period in 2018.  The increase in other operating expense, net was due to higher acquisition related expenses and non-cash charges of $14.8 million as a result of the pending transaction with Ingersoll Rand and higher restructuring charges, net of $2.7 million.

Other operating expense, net was $43.1 million for the nine month period ended September 30, 2019, an increase of $32.3 million, compared to $10.8 million in the same nine month period in 2018.  The increase in other operating expense, net was due to higher acquisition related expenses and non-cash charges of $27.8 million as a result of the pending transaction with Ingersoll Rand and higher restructuring charges, net of $5.5 million.

Index

Interest Expense

Interest expense was $23.2 million for the three month period ended September 30, 2019, a decrease of $1.2 million, compared to $24.4 million in the same three month period in 2018. The decrease was primarily due to reduced debt as a result of prepayments in 2018 and 2019, partially offset by an increased weighted-average interest rate of approximately 5.7% in the three month period ended September 30, 2019 compared to 5.2% in the same three month period in 2018.

Interest expense was $68.0 million for the nine month period ended September 30, 2019, a decrease of $8.5 million, compared to $76.5 million in the same nine month period in 2018.  The decrease was primarily due to reduced debt as a result of prepayments in 2018 and 2019, partially offset by an increased weighted-average interest rate of approximately 5.5% in the nine month period ended September 30, 2019 compared to 5.1% in the same nine month period in 2018.

Other Income, Net

Other income, net was $0.6 million in the three month period ended September 30, 2019 and $2.4 million in the same three month period in 2018. The decrease was primarily due to the increase of $1.1 million in the components of net periodic benefit cost other than the service cost component.

Other income, net was $3.1 million in the nine month period ended September 30, 2019 and $6.7 million in the same nine month period in 2018. The decrease was primarily due to the increase of $3.5 million in the components of net periodic benefit cost other than the service cost component.

Provision for Income Taxes

The provision for income taxes was $9.0 million resulting in a 17.9% effective income tax provision rate for the three month period ended September 30, 2019, compared to a provision for income taxes of $22.6 million resulting in a 23.8% effective income tax benefit rate in the same three month period in 2018. The decrease in the tax provision for the three month period ended September 30, 2019 when compared to the same three month period of 2018 is primarily due to the benefits relating to return-to-provision adjustments, windfall tax deductions and an increase in the amount of earnings generated in countries with lower statutory tax rates.

The provision for income taxes was $29.2 million resulting in an 18.0% effective income tax provision rate for the nine month period ended September 30, 2019, compared to a provision for income taxes of $63.2 million resulting in a 26.5% effective income tax benefit rate in the same nine month period in 2018. The decrease in the tax provision for the nine month period ended September 30, 2019 when compared to the same nine month period of 2018 is primarily due to the benefits relating to return-to-provision adjustments, windfall tax deductions and an increase in the amount of earnings generated in countries with lower statutory tax rates as well as the Transition Tax imposed under the Tax Cuts and Jobs Act of 2017 impacting the three month period ended March 31, 2018.

Net Income

Net income was $41.3 million for the three month period ended September 30, 2019 compared $72.2 million in the same three month period in 2018. The decrease in net income was primarily due to lower gross profit on lower revenues and higher other operating expenses, net, partially offset by lower interest expense and a lower provision for income taxes.

Net income was $133.3 million for the nine month period ended September 30, 2019 compared to $174.9 million in the same nine month period in 2018. The decrease in net income was primarily due to lower gross profit on lower revenues and higher other operating expenses, net, partially offset by lower interest expense and a lower provision for income taxes.

Adjusted EBITDA

Adjusted EBITDA decreased $40.0 million to $142.2 million for the three month period ended September 30, 2019 compared to $182.2 million in the same three month period in 2018.  Adjusted EBITDA as a percentage of revenues decreased 260 basis points to 23.8% for the three month period ended September 30, 2019 from 26.4% in the same three month period in 2018. The decrease in Adjusted EBITDA was primarily due to the unfavorable impact of foreign currencies of $3.3 million, lower revenue in upstream energy exposed markets in our Energy segment of $37.6 million, lower volume including acquisitions in our Industrials segment and lower volume in other markets in our Energy segment of $4.8 million and higher material and other manufacturing costs of $5.7 million, partially offset by improved pricing of $9.3 million and higher volume in our Medical segment including acquisitions of $1.1 million.

Adjusted EBITDA decreased $62.2 million to $429.9 million for the nine month period ended September 30, 2019 compared to $492.1 million in the same nine month period in 2018.  Adjusted EBITDA as a percentage of revenues decreased 160 basis points to 23.3% for the nine month period ended September 30, 2019 from 24.9% in the same nine month period in 2018. The decrease in Adjusted EBITDA was primarily due to the unfavorable impact of foreign currencies of $13.5 million, lower revenue in upstream energy exposed markets in our Energy segment of $73.3 million, lower volume including acquisitions in our Industrials segment of $3.2 million, and higher material and other manufacturing costs of $14.2 million, partially offset by improved pricing of $28.3 million, higher volume in other markets in our Energy segment of $9.4 million, higher volume in our Medical segment including acquisitions of $10.6 million.

Index

Adjusted Net Income

Adjusted Net Income decreased $16.4 million to $86.3 million for the three month period ended September 30, 2019 compared to $102.7 million in the same three month period in 2018.  The decrease was primarily due to decreased Adjusted EBITDA, partially offset by a lower as adjusted income tax provision.

Adjusted Net Income decreased $20.5 million to $255.6 million for the nine month period ended September 30, 2019 compared to $276.1 million in the same nine month period in 2018.  The decrease was primarily due to decreased Adjusted EBITDA, partially offset by lower interest expense and a lower as adjusted income tax provision.

Index

Non-GAAP Financial Measures

Set forth below are the reconciliations of Net Income to Adjusted EBITDA and Adjusted Net Income and Cash Flows from Operating Activities to Free Cash Flow.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2019	2018	2019	2018
Net Income	$41.3	$72.2	$133.4	$174.9
Plus:
Interest expense	23.2	24.4	68.0	76.5
Provision for income taxes	9.0	22.6	29.2	63.2
Depreciation expense	12.7	13.4	40.3	41.2
Amortization expense (1)	30.4	31.0	92.6	93.4
Restructuring and related business transformation costs (2)	9.9	12.3	16.1	25.2
Acquisition related expenses and non-cash charges (3)	15.9	2.8	34.7	13.1
Expenses related to public stock offerings (4)	-	0.3	-	2.2
Establish public company financial reporting compliance (5)	-	1.3	0.6	3.2
Stock-based compensation (6)	0.5	1.1	16.9	2.9
Foreign currency transaction (gains) losses, net	(0.6)	(0.8)	3.1	(0.6)
Loss on extinguishment of debt (7)	-	0.9	0.2	1.0
Shareholder litigation settlement recoveries (8)	-	-	(6.0)	(4.5)
Other adjustments (9)	(0.1)	0.7	0.8	0.4
Adjusted EBITDA	$142.2	$182.2	$429.9	$492.1
Minus:
Interest expense	$23.2	$24.4	$68.0	$76.5
Income tax provision, as adjusted (10)	17.5	37.9	57.9	87.7
Depreciation expense	12.7	13.4	40.3	41.2
Amortization of non-acquisition related intangible assets	2.5	3.8	8.1	10.6
Adjusted Net Income	$86.3	$102.7	$255.6	$276.1
Free Cash Flow
Cash flows - operating activities	$114.2	$103.8	$244.3	$298.3
Minus:
Capital expenditures	9.1	11.3	33.8	32.1
Free Cash Flow	$105.1	$92.5	$210.5	$266.2

(1)
Represents $27.9 million and $27.2 million of amortization of intangible assets arising from the KKR transaction and other acquisitions (customer relationships and trademarks) and $2.5 million and $3.8 million of amortization of non-acquisition related intangible assets, in each case for the three month periods ended September 30, 2019 and 2018, respectively.

Represents $84.5 million and $82.8 million of amortization of intangible assets arising from the KKR transaction and other acquisitions (customer relationships and trademarks) and $8.1 million and $10.6 million of amortization of non-acquisition related intangible assets, in each case for the nine month periods ended September 30, 2019 and 2018, respectively.

Index

(2)	Restructuring and related business transformation costs consisted of the following.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2019	2018	2019	2018
Restructuring charges	$8.1	$5.4	$10.9	$5.4
Severance, sign-on, relocation and executive search costs	0.1	(0.1)	1.3	3.8
Facility reorganization, relocation and other costs	0.8	1.1	1.9	2.4
Information technology infrastructure transformation	0.2	0.3	0.9	0.5
Losses (gains) on asset disposals	0.2	0.1	(0.1)	(1.1)
Consultant and other advisor fees	0.1	3.4	0.3	10.0
Other, net	0.4	2.1	0.9	4.2
Total restructuring and related business transformation costs	$9.9	$12.3	$16.1	$25.2

(3)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs), and non-cash charges and credits arising from fair value purchase accounting adjustments.

(4)	Represents certain expenses related to the Company’s secondary stock offerings.

(5)
Represents third-party expenses to comply with the requirements of Sarbanes-Oxley and the accelerated adoption of the new accounting standards (ASC 606 – Revenue from Contracts with Customers and ASC 842 – Leases) in the first quarter of 2018 and 2019, respectively, one year ahead of the required adoption dates for a private company.

(6)
Represents stock-based compensation expense recognized for the three month and nine month periods ended September 30, 2019 of $(0.2) million and $13.4 million, respectively, increased by $0.7 million and $3.5 million for the three month and nine month periods ended September 30, 2019, respectively, due to costs associated with employer taxes.

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

(7)	Represents losses on extinguishment of a portion of the U.S. term loan and the amendment of the revolving credit facility.

(8)	Represents an insurance recovery of the Company’s shareholder litigation settlement in 2014.

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

Index

The income tax provision, as adjusted for each of the periods presented below consisted of the following.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2019	2018	2019	2018
Provision for income taxes	$9.0	$22.6	$29.2	$63.2
Tax impact of pre-tax income adjustments	8.9	11.3	29.4	27.9
Tax law change	-	4.0	-	(3.9)
Discrete tax items	(0.4)	-	(0.7)	0.5
Income tax provision, as adjusted	$17.5	$37.9	$57.9	$87.7

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

Segment Results for the Three and Nine Month Periods Ended September 30, 2019 and 2018

The following tables display Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments and illustrates, on a percentage basis, the impact of foreign currency fluctuations on Segment Revenues and Segment Adjusted EBITDA growth.

Industrials Segment Results

				Constant Currency
	For the Three Month Period Ended September 30,		Percent Change	Percent Change
	2019	2018	2019 vs. 2018	2019 vs. 2018
Segment Revenues	$315.9	$320.0	(1.3%)	1.4%
Segment Adjusted EBITDA	$70.1	$72.1	(2.8%)	0.1%
Segment Margin	22.2%	22.5%	(30) bps

Segment Revenues for the three month period ended September 30, 2019 were $315.9 million, a decrease of $4.1 million, or 1.3%, compared to $320.0 million in the same three month period in 2018.  The decrease in Segment Revenues was due to the unfavorable impact of foreign currencies (2.7% or $8.7 million) and lower volume including acquisitions (1.0% or $3.1 million), partially offset by improved pricing (2.4% or $7.6 million). The percentage of Segment Revenues derived from aftermarket parts and service was 31.4% in the three month period ended September 30, 2019 compared to 30.9% in the same three month period in 2018.

Index

Segment Adjusted EBITDA for the three month period ended September 30, 2019 was $70.1 million, a decrease of $2.0 million, or 2.8%, from $72.1 million in the same three month period in 2018.  Segment Adjusted EBITDA Margin decreased 30 basis points to 22.2% from 22.5% in 2018.  The decrease in Segment Adjusted EBITDA was primarily due to higher material and other manufacturing costs of $5.1 million, lower volume including acquisitions of $3.9 million and the unfavorable impact of foreign currencies of $2.1 million, partially offset by improved pricing of $7.6 million and lower selling and administrative expenses of $1.4 million.

				Constant Currency
	For the Nine Month Period Ended September 30,		Percent Change	Percent Change
	2019	2018	2019 vs. 2018	2019 vs. 2018
Segment Revenues	$968.2	$965.7	0.3%	4.1%
Segment Adjusted EBITDA	$217.7	$210.0	3.7%	7.7%
Segment Margin	22.5%	21.7%	80 bps

Segment Revenues for the nine month period ended September 30, 2019 were $968.2 million, an increase of $2.5 million, or 0.3%, compared to $965.7 million in the same nine month period in 2018.  The increase in Segment Revenues was due to higher pricing (2.5% or $23.9 million) and higher volume including acquisitions (1.7% or $16.2 million), partially offset by the unfavorable impact of foreign currencies (3.9% or $37.5 million). The percentage of Segment Revenues derived from aftermarket parts and service was 31.1% in the nine month period ended September 30, 2019 compared to 31.4% in the same nine month period in 2018.

Segment Adjusted EBITDA for the nine month period ended September 30, 2019 was $217.7 million, an increase of $7.7 million, or 3.7%, from $210.0 million in the same nine month period in 2018.  Segment Adjusted EBITDA Margin increased 80 basis points to 22.5% from 21.7% in 2018.  The increase in Segment Adjusted EBITDA was primarily due to higher pricing of $23.9 million and lower selling and administrative expenses of $3.8 million, partially offset by the unfavorable impact of foreign currencies of $8.5 million, higher material and other manufacturing costs of $8.2 million and lower volume including acquisitions of $3.2 million.

Energy Segment Results

				Constant Currency
	For the Three Month Period Ended September 30,		Percent Change	Percent Change
	2019	2018	2019 vs. 2018	2019 vs. 2018
Segment Revenues	$208.5	$298.8	(30.2%)	(29.0%)
Segment Adjusted EBITDA	$55.4	$94.9	(41.6%)	(40.7%)
Segment Margin	26.6%	31.8%	(520) bps

Segment Revenues for the three month period ended September 30, 2019 were $208.5 million, a decrease of $90.3 million, or 30.2%, compared to $298.8 million in the same three month period in 2018.  The decrease in Segment Revenues was due to lower revenues from upstream energy exposed markets (28.7% or $85.9 million), the unfavorable impact of foreign currencies (1.0% or $2.9 million) and lower volume in other markets in our Energy segment (0.7% or $2.1 million), partially offset by improved pricing in other markets in our Energy segment (0.2% or $0.7 million).  The percentage of Segment Revenues derived from aftermarket parts and service was 61.9% in the three month period ended September 30, 2019 compared to 57.2% in the same three month period in 2018.

Segment Adjusted EBITDA for the three month period ended September 30, 2019 was $55.4 million, a decrease of $39.5 million, or 41.6%, from $94.9 million in the same three month period in 2018.  Segment Adjusted EBITDA Margin decreased 520 basis points to 26.6% from 31.8% in 2018.  The decrease in Segment Adjusted EBITDA was due to primarily due to lower revenues from upstream energy exposed markets of $37.6 million, the unfavorable impact of foreign currencies of $0.8 million and higher material and other manufacturing costs of $0.5 million.

Index

				Constant Currency
	For the Nine Month Period Ended September 30,		Percent Change	Percent Change
	2019	2018	2019 vs. 2018	2019 vs. 2018
Segment Revenues	$664.4	$814.1	(18.4%)	(16.6%)
Segment Adjusted EBITDA	$171.7	$242.5	(29.2%)	(28.1%)
Segment Margin	25.8%	29.8%	(400) bps

Segment Revenues for the nine month period ended September 30, 2019 were $664.4 million, a decrease of $149.7 million, or 18.4%, compared to $814.1 million in the same nine month period in 2018.  The decrease in Segment Revenues was due to lower revenues from upstream energy exposed markets (19.1% or $155.9 million) and the unfavorable impact of foreign currencies (1.6% or $12.8 million), partially offset by higher volume and improved pricing in other markets in our Energy segment (2.3% or $19.1 million). The percentage of Segment Revenues derived from aftermarket parts and service was 60.7% in the nine month period ended September 30, 2019 compared to 58.5% in the same nine month period in 2018.

Segment Adjusted EBITDA for the nine month period ended September 30, 2019 was $171.7 million, a decrease of $70.8 million, or 29.2%, from $242.5 million in the same nine month period in 2018.  Segment Adjusted EBITDA Margin decreased 400 basis points to 25.8% from 29.8% in 2018.  The decreased in Segment Adjusted EBITDA was primarily due to lower revenues from upstream energy exposed markets of $73.3 million, higher material and other manufacturing costs of $3.2 million, the unfavorable impact of foreign currencies of $3.1 million and lower selling and administrative expenses of $2.2 million, partially offset by higher volume and improved pricing in other markets in our Energy segment of $11.1 million.

Medical Segment Results

				Constant Currency
	For the Three Month Period Ended September 30,		Percent Change	Percent Change
	2019	2018	2019 vs. 2018	2019 vs. 2018
Segment Revenues	$72.3	$70.5	2.6%	4.8%
Segment Adjusted EBITDA	$22.4	$20.5	9.3%	12.2%
Segment Margin	31.0%	29.1%	190 bps

Segment Revenues for the three month period ended September 30, 2019 were $72.3 million, an increase of $1.8 million, or 2.6%, compared to $70.5 million in the same three month period in 2018.  The increase in Segment Revenues was due to higher volume including acquisitions (3.4% or $2.4 million) and higher pricing (1.4% or $1.0 million), partially offset by the unfavorable impact of foreign currencies (2.3% or $1.6 million).  The percentage of Segment Revenues derived from aftermarket parts and service was 2.5% in the three month period ended September 30, 2019 compared to 3.1% in the same three month period in 2018.

Segment Adjusted EBITDA for the three month period ended September 30, 2019 was $22.4 million, an increase of $1.9 million, or 9.3%, from $20.5 million in the same three month period in 2018.  Segment Adjusted EBITDA Margin increased 190 basis points to 31.0% from 29.1% in 2018.  The increase in Segment Adjusted EBITDA was primarily due to higher volume and pricing of $2.1 million and lower material and other manufacturing costs of $0.4 million, partially offset by the unfavorable impact of foreign currencies of $0.6 million.

				Constant Currency
	For the Nine Month Period Ended September 30,		Percent Change	Percent Change
	2019	2018	2019 vs. 2018	2019 vs. 2018
Segment Revenues	$213.5	$197.3	8.2%	11.7%
Segment Adjusted EBITDA	$63.8	$54.4	17.3%	21.7%
Segment Margin	29.9%	27.6%	230 bps

Segment Revenues for the nine month period ended September 30, 2019 were $213.5 million, an increase of $16.2 million, or 8.2%, compared to $197.3 million in the same nine month period in 2018.  The increase in Segment Revenues was due to higher volume including acquisitions (10.3% or $20.3 million), and higher pricing (1.4% or $2.8 million), partially offset by the unfavorable impact of foreign currencies (3.5% or $6.9 million).  The percentage of Segment Revenues derived from aftermarket parts and service was 2.7% in the nine month period ended September 30, 2019 compared to 3.4% in the same nine month period in 2018.

Index

Segment Adjusted EBITDA for the nine month period ended September 30, 2019 was $63.8 million, an increase of $9.4 million, or 17.3%, from $54.4 million in the same nine month period in 2018.  Segment Adjusted EBITDA Margin increased 230 basis points to 29.9% from 27.6% in 2018.  The increase in Segment Adjusted EBITDA was primarily due to higher volume including acquisitions of $10.6 million, improved pricing of $2.8 million, and lower selling and administrative expenses of $1.1 million, partially offset by higher material and other manufacturing costs of $2.7 million and the unfavorable impact of foreign currencies of $2.4 million.

Liquidity and Capital Resources

Our investment resources include cash generated from operations and borrowings under our Revolving Credit Facility and the Receivables Financing Agreement.

As of September 30, 2019, we had $4.4 million of outstanding letters of credit written against the Revolving Credit Facility and $445.6 million of unused availability.  We also had $25.9 million of letters of credit outstanding against the Receivables Financing Agreement and $78.2 million of unused availability.

See the description of these line-of-credit resources in Note 10 “Debt” to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended December 31, 2018 and Note 8 ‘‘Debt’’ to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

As of September 30, 2019, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.

Liquidity

A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$406.4	$221.2
Short-term borrowings and current maturities of long-term debt	7.7	7.9
Long-term debt	1,593.8	1,664.2
Total debt	$1,601.5	$1,672.1

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

Index

The majority of our cash is in jurisdictions outside the United States.  We do not assert ASC 740-30 (formerly APB 23) indefinite reinvestment of our historical non-U.S. earnings or future non-U.S. earnings.  The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States.  Our deferred income tax liability as of September 30, 2019 was $8.6 million which primarily consisted of withholding taxes.

Working Capital

	September 30,	December 31,
	2019	2018
Net Working Capital
Current assets	$1,494.1	$1,331.2
Less: Current liabilities	595.8	596.4
Net working capital	$898.3	$734.8

Operating Working Capital
Accounts receivable and contract assets	$485.9	$545.0
Plus: Inventories (excluding LIFO)	526.1	510.7
Less: Accounts payable	336.6	340.0
Less: Contract liabilities	64.9	69.6
Operating working capital	$610.5	$646.1

Net working capital increased $163.5 million to $898.3 million as of September 30, 2019 from $734.8 million as of December 31, 2018. Operating working capital decreased $35.6 million to $610.5 million as of September 30, 2019 from $646.1 million as of December 31, 2018.  The decrease in operating working capital was primarily due to lower accounts receivable, partially offset by higher inventories, and higher contract assets. The decrease in accounts receivable was primarily due to lower sales in the third quarter of 2019 compared to the fourth quarter of 2018. The increase in inventory was due to additions to inventory in anticipation of increased demand for certain products. The increase in contract assets was due to the timing of revenue recognition and billing on our overtime revenue contracts.

Cash Flows

The following table reflects the major categories of cash flows for the nine month periods ended September 30, 2019 and 2018, respectively.

	For the Nine Month Period Ended September 30,
	2019	2018
Cash flows - operating activities	$244.3	$298.3
Cash flows - investing activities	(45.1)	(142.6)
Cash flows - financing activities	(13.1)	(272.8)
Free cash flow(1)	210.5	266.2

(1)	See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the nearest GAAP measure.

Index

Operating Activities

Cash generated by operating activities decreased $54.0 million to $244.3 million for the nine month period ended September 30, 2019 compared to generating cash of $298.3 million in the same nine month period in 2018, primarily due to lower net income (excluding non-cash charges for depreciation and amortization, stock-based compensation, foreign currency transaction losses (gains), net gains on asset dispositions, losses on the extinguishment of debt and deferred income taxes) and lower cash generated by operating working capital.

Operating working capital generated cash of $21.2 million in the nine month period ended September 30, 2019, compared to the generating cash of $33.6 million in the same nine month period in 2018.  Changes in accounts receivable generated cash of $47.7 million in the nine month period ended September 30, 2019 compared to generating cash of $10.5 million in the same nine month period in 2018.    Changes in contract assets used cash of $8.4 million in the nine month period ended September 30, 2019 compared to using cash of $14.4 million in the same nine month period in 2018.  Changes in inventories used cash of $26.2 million in the nine month period ended September 30, 2019 compared to using cash of $44.7 million in the same nine month period in 2018.  Changes in accounts payable generated cash of $9.7 million in the nine month period ended September 30, 2019 compared to generating cash of $57.2 million in the same nine month period in 2018.  Changes in contract liabilities used cash of $1.6 million in the nine month period ended September 30, 2019 compared to generating cash of $25.0 million in the same nine month period in 2018.

Investing Activities

Cash used in investing activities included capital expenditures of $33.8 million and $32.1 million for the nine month periods ended September 30, 2019 and 2018, respectively.  We currently expect capital expenditures to total approximately $50.0 million for fiscal year 2019.  Cash paid in business combinations for the nine month periods ended September 30, 2019 and 2018 was $12.0 million and $113.6 million, respectively.  Net proceeds from the disposals of property, plant and equipment was an inflow of cash of $0.7 million and $3.1 million for the nine month periods ended September 30, 2019 and 2018, respectively.

Financing Activities

Cash used in financing activities of $13.1 million for the nine month period ended September 30, 2019 reflected repayments of long-term borrowings of $30.8 million, purchases of treasury stock of $17.3 million, payments of contingent consideration of $2.0 million and payments of debt issuance costs of $0.3 million, partially offset by proceeds from stock option exercises of $37.3 million.

Cash used in financing activities of $272.8 million for the nine month period ended September 30, 2018 reflected repayments of long-term borrowings of $262.4 million and purchases of treasury stock of $16.7 million, partially offset by proceeds from stock option exercises of $6.3 million.

Free Cash Flow

Free cash flow decreased $55.7 million to $210.5 million in the nine month period ended September 30, 2019 from $266.2 million in the same nine month period in 2018 due to decreased cash provided by operating activities of $54.0 million and an increase in capital expenditures of $1.7 million.

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

Index

Environmental Matters

Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 19 “Contingencies” to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended December 31, 2018.  We believe that as of September 30, 2019, there have been no material changes to this information.

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

As of September 30, 2019, there have been no material changes to our market risk assessment previously disclosed in the annual report on Form 10-K for the fiscal year ended December 31, 2018.

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

Except as set forth below, as of September 30, 2019, there have been no material changes to our risk factors included in our annual report on Form 10-K for the year ended December 31, 2018.

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

Index

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

Company Purchases

The following table contains detail related to the repurchase of our common stock based on the date of trade during the three month period ended September 30, 2019.

2019 Third Quarter Months	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2019 - July 31, 2019	-	$-	-	220,756,556
August 1, 2019 - August 31, 2019	1,001	$30.16	-	220,756,556
September 1, 2019 - September 30, 2019	3,167	$30.83	-	220,756,556

(1)	All of the shares purchased during the three month period ended September 30, 2019 were in connection with net exercises of stock options.

(2)	The average price paid per share includes brokerage commissions.

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

Transition Agreement with Neil D. Snyder

The Company entered into a transition agreement, dated October 28, 2019, with Neil Snyder (the “Transition Agreement”), the Company’s Chief Financial Officer. Under the Transition Agreement, Mr. Snyder’s employment with the Company will terminate on a date determined by the Company that will be no later than December 13, 2019 (the “Termination Date”). Until the Termination Date (the “Transition Period”), Mr. Snyder will continue to (i) serve as the Company’s Vice President and Chief Financial Officer until Emily A. Weaver’s start date (and thereafter until the Termination Date, will serve as an advisor to Ms. Weaver); (ii) receive a base salary at the rate of $425,000 per year; and (iii) participate in the Company’s employee benefit plans (except as otherwise specified in the Transition Agreement).  In addition, his stock options and restricted stock units will remain outstanding and continue to vest in accordance with their terms.

When Mr. Snyder’s employment terminates at the end of the Transition Period, he will be entitled to receive (subject to his execution of a release and compliance with the restrictive covenants and other obligations in the Transition Agreement): (i) a cash severance payment in the amount of $425,000 payable in equal monthly installments of $35,416 over the one-year period after the Termination Date; (ii) a lump sum of $262,627 paid on the first regularly-scheduled payroll date after the release becomes effective; (iii) subject to his electing to receive benefits under COBRA, continued group medical plan coverage at active-employee rates for up to 12 months following the Termination Date; (iv) as required by the terms of the respective grant agreements, accelerated vesting of his outstanding restricted stock units and options granted pursuant to the 2017 Plan that would have vested on the next vesting date after the Termination Date; and (v) continued vesting of his outstanding options granted under the 2013 Plan in accordance with their terms after his termination date as if he remained an employee of the Company and the ability to exercise the vested portion of such options for up to 180 days after the final tranche of such options vests (or until the earlier expiration date of the option).

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

Index

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of April 30, 2019, by and among Ingersoll-Rand plc, Ingersoll Rand U.S. HoldCo, Inc., Gardner Denver Holdings, Inc. and Charm Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Ingersoll-Rand plc on May 6, 2019 (File No. 001-34400))

10.1
Amendment No. 4 to the Credit Agreement, dated as of June 28, 2019, among Gardner Denver Holdings, Inc., GD German Holdings II GmbH, Gardner Denver Holdings Ltd., UBS AS, Stamford Branch as the Resigning Agent, Citibank, N.A. as the Successor Agent and the lenders and other entities party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2019 (File No. 001-38095))

10.2
Separation and Distribution Agreement, dated as of April 30, 2019, by and between Ingersoll-Rand plc and Ingersoll Rand U.S. HoldCo., Inc. (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed by Ingersoll-Rand plc on May 6, 2019 (File No. 001-34400))

10.3
Amendment No. 1 to the Stockholders Agreement, dated as of April 30, 2019, between Gardner Denver Holdings, Inc. and KKR Renaissance Aggregator L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 6, 2019 (File No. 001-38095))

10.4†	Transition Agreement, dated as of October 28, 2019, between Gardner Denver Holdings, Inc. and Neil Snyder

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

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

Date: October 30, 2019	GARDNER DENVER HOLDINGS, INC.

	By:	/s/ Michael J. Scheske
Name: Michael J. Scheske
Vice President and Corporate Controller (Principal Accounting Officer)