Form 10-K
period 2019-12-31
GARDNER DENVER HOLDINGS, INC.
filed 2020-02-26
CIK 1699150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to_________
Commission File Number: 001-38095

Gardner Denver Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-2393770
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

222 East Erie Street, Suite 500
Milwaukee, Wisconsin 53202
(Address of Principal Executive Offices) (Zip Code)

(414) 212-4700
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value per share	GDI	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2019 was approximately $4,560.2 million based on the closing price of such common equity on the New York Stock Exchange on such date.

The registrant had outstanding 205,211,761 shares of Common Stock, par value $0.01 per share, as of February 19, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

Index

Index
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

Transaction with Ingersoll Rand

In April 2019, the Board of Directors of Gardner Denver approved a merger that will combine Gardner Denver with the industrial segment of Ingersoll-Rand plc (“Ingersoll Rand”) (the “Merger”).  To facilitate this Merger, Ingersoll Rand will cause specific assets and liabilities of its industrial segment to be transferred to Ingersoll-Rand U.S. HoldCo, Inc. (“Ingersoll Rand Industrial”), a newly formed wholly-owned subsidiary of Ingersoll Rand, and distribute the shares of common stock of Ingersoll Rand Industrial to Ingersoll Rand’s shareholders.  Charm Merger Sub Inc., (“Merger Sub”), which is a newly formed wholly-owned subsidiary of Gardner Denver, will be merged with and into Ingersoll Rand Industrial, with Ingersoll Rand Industrial surviving such merger as a wholly-owned subsidiary of Gardner Denver.

Pursuant to the definitive agreement Gardner Denver entered into with Ingersoll Rand, Ingersoll Rand Industrial and Merger Sub with respect to the Merger (the “Merger Agreement”), Gardner Denver will issue an aggregate number of shares of its common stock to Ingersoll Rand Industrial stockholders which will result in Ingersoll Rand Industrial stockholders owning approximately, but not less than, 50.1% of the shares of Gardner Denver common stock outstanding on a fully-diluted basis upon the closing of the Merger.  The number of shares to be issued to Ingersoll Rand Industrial stockholders is based on the exchange ratio set forth in the Merger Agreement.  In addition, Ingersoll Rand will receive approximately $1.9 billion in cash from Ingersoll Rand Industrial that will be funded by newly-issued debt that is expected to be deemed issued under the existing Senior Secured Credit Facilities of Gardner Denver upon consummation of the merger.  The merger is expected to close on February 29, 2020.

The Merger will result in Gardner Denver acquiring Ingersoll Rand Industrial, which includes compressed air and gas systems and services, power tools, material handling systems, fluid management systems as well as Club Car golf, utility and consumer low-speed vehicles.  Following the Merger, the combined company is expected to be renamed and operate under the Ingersoll Rand name and its common stock is expected to be listed on the New York Stock Exchange under Ingersoll Rand’s existing ticker symbol “IR.”

See Note 3 “Business Combinations” to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information related to the transaction with Ingersoll Rand.

Index
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

Our products and services are critical to the processes and systems in which they are utilized, which are often complex and function in harsh conditions where the cost of failure or downtime is high. However, our products typically represent only a small portion of the costs of the overall systems or functions that they support. As a result, our customers place a high value on our application expertise, product reliability and the responsiveness of our service. To support our customers and market presence, we maintain significant global scale with 38 key manufacturing facilities, more than 30 complementary service and repair centers across six continents and approximately 6,600 employees worldwide as of December 31, 2019.

The process-critical nature of our product applications, coupled with the standard wear and tear replacement cycles associated with the usage of our products, generates opportunities to support customers with our broad portfolio of aftermarket parts, consumables and services. Customers place a high value on minimizing any time their operations are offline. As a result, the availability of replacement parts, consumables and our repair and support services are key components of our value proposition. Our large installed base of products provides a recurring revenue stream through our aftermarket parts, consumables and services offerings. As a result, our aftermarket revenue is significant, representing 38% of total Company revenue and approximately 42% of our combined Industrials and Energy segments’ revenue in 2019.

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

Index
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

Index
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

Index
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

●
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

●
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

●
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

●
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

Index
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

Index
We have established strong and long-standing customer relationships with numerous industry leaders. We sell our products directly to end-use customers and to certain OEMs, and indirectly through independent distributors and sales representatives. Our Energy and Medical products are primarily sold directly to end-use customers and OEMs, while approximately 50% of our Industrials sales in 2019 were fulfilled through independent distributors and sales representatives.

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

Our customer base is diverse, and we did not have any customers that individually provided more than 3% of 2019 consolidated revenues.

Patents, Trademarks, and Other Intellectual Property

We rely on a combination of intellectual property rights, including patents, trademarks, copyrights, trade secrets and contractual provisions to protect our intellectual property. While in the aggregate our more than 600 patents and our trademarks are of considerable importance to the manufacture and marketing of many of our products, we believe that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees than on any individual patent or trademark, and therefore we do not consider any single patent or trademark, group of patents or trademarks, copyright or trade secret to be material to our business as a whole, except for the Gardner Denver trademark. We have registered our trademarks in the countries we deem necessary or in our best interest. We also rely upon trade secret protection for our confidential and proprietary information and techniques, and we routinely enter into confidentiality agreements with our employees as well as our suppliers and other third parties receiving such information.

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

Index
Employees

As of December 31, 2019, we had approximately 6,600 employees of which approximately 1,900 are located in the United States. Of those employees located outside of the United States, a significant portion are represented by works councils and labor unions, and of those employees located in the United States, approximately 200 are represented by labor unions. We believe that our current relations with employees are satisfactory.

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

Index

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

Risks Related to Our Pending Merger with Ingersoll Rand Industrial

The pending Merger may have a material adverse effect on us whether or not it is completed.

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

The Merger and the preparation for the integration of our business with Ingersoll Rand Industrial has placed a significant burden on management and internal resources. In addition, if the proposed Merger is completed, the anticipated benefits of the Merger may not be realized fully or at all and may take longer to realize than expected. The integration process will be complex, costly and time-consuming, which could adversely affect our businesses, financial results and financial condition. Even if we are able to integrate Ingersoll Rand Industrial successfully, the Merger may not result in the realization of the full benefits of anticipated cost synergies, innovation, operational efficiencies and incremental revenue growth opportunities that we expect to realize or these benefits may not be achieved within a reasonable period of time. Moreover, the combined company may be unable to implement its business strategy or retain and hire key personnel.

We currently anticipate that we will close the Merger on February 29, 2020, but we cannot be certain that the customary closing conditions will be satisfied or waived on or prior to that date. We may be required to pay to Ingersoll Rand a termination fee of approximately $176 million if the Merger Agreement is terminated under certain circumstances. See also “Risks Related to Our Business—Acquisitions and integrating such acquisitions create certain risks and may affect our operating results.”

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

For the year ended December 31, 2019, approximately 59% of our revenues were from customers in countries outside of the United States.  We have manufacturing facilities in Germany, the United Kingdom, China, Finland, Italy, India and other countries.  We intend to continue to expand our international operations to the extent that suitable opportunities become available. Non-U.S. operations and United States export sales could be adversely affected as a result of: political or economic instability in certain countries; differences in foreign laws, including increased difficulties in protecting intellectual property and uncertainty in enforcement of contract rights; credit risks; currency fluctuations, in particular, changes in currency exchange rates between the U.S. dollar, Euro, British Pound and the Chinese Renminbi; exchange controls; changes in and uncertainties with respect to tariffs and import/export trade restrictions (including changes in United States trade policy toward other countries, such as the imposition of tariffs and the resulting consequences), as well as other changes in political policy in the United States, China, the U.K. and certain European countries (including the impacts of the U.K.’s national referendum resulting in the U.K.’s withdrawal from the European Union); royalty and tax increases; nationalization of private enterprises; civil unrest and protests, strikes, acts of terrorism, war or other armed conflict; shipping products during times of crisis or war; and other factors inherent in foreign operations.

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

Index
Accordingly, our operating results for any particular period are not necessarily indicative of the operating results for any future period as the markets for our products have historically experienced volatility. In particular, orders in the Energy segment have historically corresponded to demand for oil and gas and petrochemical products and have been influenced by prices and inventory levels for oil and natural gas, rig count, number of wells those rigs drill annually, the amount of hydraulic fracturing horsepower required on average to fracture each well and other economic factors which we cannot reasonably predict. The Energy segment generated approximately 35% of our consolidated revenues for the year ended December 31, 2019.

Our results of operations are subject to exchange rate and other currency risks. A significant movement in exchange rates could adversely impact our results of operations and cash flows.

We conduct our business in many different currencies. A significant portion of our revenue, approximately 56% for the year ended December 31, 2019, is denominated in currencies other than the U.S. dollar. Accordingly, currency exchange rates, and in particular unfavorable movement in the exchange rates between U.S. dollars and Euros, British Pounds and Chinese Renminbi, affect our operating results. The effects of exchange rate fluctuations on our future operating results are unpredictable because of the number of currencies in which we do business and the potential volatility of exchange rates. We are also subject to the risks of currency controls and devaluations. Although historically not significant, if currency controls were enacted in countries where the Company generates significant cash balances, these controls may limit our ability to convert currencies into U.S. dollars or other currencies, as needed, or to pay dividends or make other payments from funds held by subsidiaries in the countries imposing such controls, which could adversely affect our liquidity. Currency devaluations could also negatively affect our operating margins and cash flows.

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

Index
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

Index
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

In addition, acquisitions outside of the United States often involve additional or increased risks including, for example:

●	managing geographically separated organizations, systems and facilities;
●	integrating personnel with diverse business backgrounds and organizational cultures;
●	complying with non-U.S. regulatory requirements;
●	fluctuations in currency exchange rates;
●	enforcement of intellectual property rights in some non-U.S. countries;
●	difficulty entering new non-U.S. markets due to, among other things, consumer acceptance and business knowledge of these new markets; and
●	general economic and political conditions.

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

We continually seek ways to simplify or improve processes, eliminate excess capacity and reduce costs in all areas of our operations, which from time to time includes restructuring activities. We have implemented significant restructuring activities across our global manufacturing, sales and distribution footprint, which include workforce reductions and facility consolidations. From 2015 to 2018, we incurred restructuring charges of approximately $60.7 million across our segments. In 2019, we incurred restructuring charges of $17.1 million.  Costs of future initiatives may be material and the savings associated with them are subject to a variety of risks, including our inability to effectively eliminate duplicative back office overhead and overlapping sales personnel, rationalize manufacturing capacity, synchronize information technology systems, consolidate warehousing and distribution facilities and shift production to more economical facilities. As a result, the contemplated costs to effect these initiatives may materially exceed estimates. The initiatives we are contemplating may require consultation with various employees, labor representatives or regulators, and such consultations may influence the timing, costs and extent of expected savings and may result in the loss of skilled employees in connection with the initiatives.

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

Index
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

Our future success depends to a significant degree on the skills, experience and efforts of our executive management and other key personnel and their ability to provide us with uninterrupted leadership and direction. The failure to retain our executive officers and other key personnel or a failure to provide adequate succession plans could have an adverse impact. Our future success also depends on our ability to attract, retain and develop qualified personnel at all levels of the organization. The availability of highly qualified talent is limited in a number of the jurisdictions in which we operate, and the competition for talent is robust.  A failure to attract, retain and develop new qualified personnel throughout the organization could have an adverse effect on our operations and implementation of our strategic plan.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected 2017 and 2018, including, but not limited to (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years and (2) bonus depreciation that will allow for full expensing of qualified property.  The Tax Act also established new tax laws that significantly affected 2019, 2018 and 2017.

Index
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

As a result of the KKR Transaction, we applied the acquisition method of accounting and established a new basis of accounting on July 30, 2013. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible and identifiable intangible assets acquired, liabilities assumed and any non-controlling interest. Intangible assets, including goodwill, are assigned to our reporting units based upon their fair value at the time of acquisition. In accordance with GAAP, goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred.  In 2017, we recorded an impairment charge related to other intangible assets of $1.6 million primarily within the Industrials segment. As of December 31, 2019, the net carrying value of goodwill and other intangible assets, net represented $2,542.7 million, or 55%, of our total assets. A future impairment, if any, could have a material adverse effect to our consolidated financial position or results of operations. See Note 8 “Goodwill and Other Intangible Assets” to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information related to impairment testing for goodwill and other intangible assets and the associated charges taken.

Our business could suffer if we experience employee work stoppages, union and work council campaigns or other labor difficulties.

As of December 31, 2019, we had approximately 6,600 employees of which approximately 1,900 were located in the United States. Of those employees located outside of the United States, a significant portion are represented by works councils and labor unions, and of those employees located in the United States, approximately 200 are represented by labor unions. Although we believe that our relations with employees are satisfactory and have not experienced any material work stoppages, work stoppages have occurred, and may in the future occur, and we may not be successful in negotiating new collective bargaining agreements. In addition, negotiations with our union employees may (1) result in significant increases in our cost of labor, (2) divert management’s attention away from operating our business or (3) break down and result in the disruption of our operations. The occurrence of any of the preceding conditions could impair our ability to manufacture our products and result in increased costs and/or decreased operating results.

We are a defendant in certain asbestos and silica-related personal injury lawsuits, which could adversely affect our financial condition.

We have been named as a defendant in many asbestos and silica-related personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources, and typically we are one of approximately 25 or more named defendants. We believe that, given our financial reserves and anticipated insurance recoveries, the pending and potential future lawsuits are not likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case (discussed below), or other inability to collect from our historical insurers or indemnitors, could cause a different outcome. In addition, even if any damages payable by us in any individual lawsuit are not material, the aggregate damages and related defense costs could be material and could materially adversely affect our financial condition if we were to receive an adverse judgment in a number of these lawsuits. Accordingly, the resolution of pending or future lawsuits may have a material adverse effect on our consolidated financial position, results of operations or liquidity. See Note 20 “Contingencies” to our audited consolidated financial statements included elsewhere in this Form 10-K.

Index
A natural disaster, catastrophe, pandemic or other event could adversely affect our operations.

Some of our operations involve risks of, among other things, property damage, which could curtail our operations. For example, if one or more of our manufacturing facilities are damaged by severe weather or any other disaster, accident, catastrophe or event, our operations could be significantly interrupted impacting our ability to produce products and sell products to customers. These interruptions might involve significant damage to, among other things, property, and repairs might take from a week or less for a minor incident to many months for a major interruption.  In addition, disruptions in our supply chain due to natural disasters, catastrophes, pandemic or other events could reduce our ability to produce products and satisfy customer demand. Similar interruptions could result from damage to production or other facilities that provide supplies or other raw materials to our plants.  Interruptions to our operations and supply chain could also result from pandemic which could adversely impact our workforce or that of our suppliers, causing disruption to the manufacturing process or our supply chain, and last a week or months depending on the severity of the disruption.

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

Index
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

We have both funded and unfunded pension and other postretirement benefit plans worldwide.  As of December 31, 2019, our projected benefit obligations under our pension and other postretirement benefit plans exceeded the fair value of plan assets by an aggregate of approximately $101.9 million (“unfunded status”), compared to $96.9 million as of December 31, 2018.  Estimates for the amount and timing of the future funding obligations of these benefit plans are based on various assumptions. These assumptions include discount rates, rates of compensation increases, expected long-term rates of return on plan assets and expected healthcare cost trend rates. If our assumptions prove incorrect, our funding obligations may increase, which may have a material adverse effect on our financial results.

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

We have a significant amount of indebtedness. As of December 31, 2019, we had total indebtedness of $1,611.4 million, and we had availability under the Revolving Credit Facility and the Receivables Financing Agreement of $445.6 million and $62.4 million, respectively.  Our high level of debt could have important consequences, including: making it more difficult for us to satisfy our obligations with respect to our debt; limiting our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions, or other general corporate requirements; requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions and other general corporate purposes; increasing our vulnerability to adverse changes in general economic, industry and competitive conditions; exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Senior Secured Credit Facilities, are at variable rates of interest; limiting our flexibility in planning for and reacting to changes in the industries in which we compete; placing us at a disadvantage compared to other, less leveraged competitors; increasing our cost of borrowing; and hampering our ability to execute on our growth strategy.  For a complete description of the Company’s credit facilities and definitions of capitalized terms used in this section, see Note 10 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K.

Index
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

We and our subsidiaries may be able to incur significant additional indebtedness in the future, including off-balance sheet financings, contractual obligations and general and commercial liabilities. Although the credit agreement governing the Senior Secured Credit Facilities contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. In addition, we can increase the borrowing availability under the Senior Secured Credit Facilities by up to $450.0 million in the form of additional commitments under the Revolving Credit Facility and/or incremental term loans plus an additional amount so long as we do not exceed a specified senior secured leverage ratio. We also can incur additional secured indebtedness under the Term Loan Facilities if certain specified conditions are met under the credit agreement governing the Term Loan Facilities. If new debt is added to our current debt levels, the related risks that we now face could intensify.  For a complete description of the Company’s credit facilities and definitions of capitalized terms used in this section, see Note 10 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K.

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

Index
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

We have entered into pay-fixed interest rate swap instruments to limit our exposure to changes in variable interest rates. Such instruments will result in economic losses should interest rates not rise above the pay-fixed interest rate in the derivative contracts. We will be exposed to credit-related losses which could impact the results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the credit worthiness or non-performance by the counterparties to the interest rate swaps. See Note 18 “Hedging Activities, Derivative Instruments and Credit Risk” to our audited consolidated financial statements included elsewhere in this Form 10-K.

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

The Company may face risk associated with the discontinuation of and transition from currently used financial reference rates.

LIBOR and certain other floating rate benchmark indices to which our floating rate debt is tied, including, without limitation, the Euro Interbank Offered Rate (collectively, “IBORs”) are the subject of recent national, international and regulatory guidance and proposals for reform. In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the Financial Conduct Authority of the U.K., or the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. It is possible that the ICE Benchmark Administration Limited (formerly NYSE Euronext Rate Administration Limited), or the IBA, and the panel banks could continue to produce LIBOR on the current basis after 2021, if they are willing and able to do so, but we do not currently anticipate that LIBOR will survive in its current form, or at all. Other jurisdictions have also indicated they will implement reforms or phase-outs, which are currently scheduled to take effect at the end of calendar year 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the IBOR benchmarks is anticipated in coming years.

As of December 31, 2019, we had $1.6 billion of floated rate debt with maximum maturities extending past 2021 tied to IBOR benchmarks and $825.0 million of interest rate swaps with maximum maturities extending past 2021 tied to IBOR benchmarks. There is currently no definitive information regarding the future utilization of any IBOR benchmark or of any particular replacement rate. In addition, any IBOR benchmark may perform differently during any phase-out period than in the past. As such, the potential effect of any such event on our cost of capital cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations and cash flows. In addition, we may need to renegotiate certain of our debt agreements that extend past 2021 with lenders, which could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant IBOR benchmark of the replacement reference rates. We are assessing the impact of a potential transition from IBOR; however, we cannot reasonably estimate the impact of the transition at this time.

Index

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Index
ITEM 2. PROPERTIES

Our corporate headquarters is a leased facility located at 222 East Erie Street, Milwaukee, Wisconsin 53202.  The number of significant properties used by each of our segments is summarized by segment, type and geographic location in the tables below.

	Type of Significant Property
	Manufacturing	Warehouse	Other(4)	Total
Industrials
Americas	6	1	0	7
EMEA(1)	10	1	15	26
APAC(2)	0	1	8	9
Industrials Total	16	3	23	42

Energy
Americas	7	1	7	15
EMEA	5	0	1	6
APAC	2	0	1	3
Energy Total	14	1	9	24

Medical
Americas	3	0	0	3
EMEA	4	0	1	5
APAC	1	0	0	1
Medical Total	8	0	1	9

Total (All Segments)
Americas	16	2	7	25
EMEA	19	1	17	37
APAC	3	1	9	13
Company Total(3)	38	4	33	75

(1)	Europe, Middle East and Africa (“EMEA”)

(2)	Asia Pacific (“APAC”)

(3)	Two facilities are shared between our segments and each is counted once, in the Industrials segment, to avoid double counting.

(4)	Other facilities includes service centers and sales offices.

Of the 75 significant properties included in the above table, 44 of the properties are leased and 31 of the properties are owned.  We believe that our properties, taken as a whole, are in good operating condition and are suitable for our business operations.

ITEM 3. LEGAL PROCEEDINGS

We are a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature for a company of our size and sector.  We believe that such proceedings, lawsuits and administrative actions will not materially adversely affect our operations, financial condition, liquidity or competitive position.  For a detailed discussion of certain of these proceedings, lawsuits and administrative actions, see Note 20, “Contingencies” to our audited consolidated financial statements included elsewhere in this form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Index
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock, $0.01 par value per share, trades on the New York Stock Exchange (“NYSE”) under the symbol “GDI.”  As of January 31, 2020, there were 106 holders of record of our common stock.  This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers, and other financial institutions.

Dividend Policy

We did not declare or pay dividends to the holders of our common stock in the years ended December 31, 2019 and 2018.  We do not intend to pay cash dividends on our common stock in the foreseeable future.  Any future determination to pay dividends will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions contained in current or future financing instruments and other factors that our board of directors deem relevant.

Company Purchases

The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended December 31, 2019.

2019 Fourth Quarter Months	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2019 - October 31, 2019	-	$-	-	220,756,556
November 1, 2019 - November 30, 2019	38,285	$33.71	-	220,756,556
December 1, 2019 - December 31, 2019	1,571	$35.02	-	220,756,556

(1)	All of the shares purchased during the quarter ended December 31, 2019 were in connection with net exercises of stock options.

(2)	The average price paid per share includes brokerage commissions.

(3)
On August 1, 2018, we announced that our Board of Directors had approved a share repurchase program which authorized the repurchase of up to $250.0 million of our outstanding common stock over the next two years, effective August 1, 2018 until and including July 31, 2020.  For a further description of the share repurchase program, see Note 25 “Share Repurchase Program” to our audited consolidated financial statements included elsewhere in this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is our selected consolidated financial data as of the dates and for the periods indicated.  The selected consolidated financial data as of December 31, 2019 and 2018 and for the fiscal years ended December 31, 2019, 2018 and 2017 have been derived from our audited consolidated financial statements and related notes to our audited consolidated financial statements included elsewhere in this Form 10-K.  The selected consolidated financial data as of December 31, 2017, 2016 and 2015, and for the fiscal years ended December 31, 2016 and 2015, have been derived from our audited consolidated financial statements and related notes to our audited consolidated financial statements not included in this Form 10-K.

Index
The selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

(in millions, except per share amounts)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Consolidated Statements of Operations:
Revenues	$2,451.9	$2,689.8	$2,375.4	$1,939.4	$2,126.9
Cost of sales	1,540.2	1,677.3	1,477.5	1,222.7	1,347.8
Gross profit	911.7	1,012.5	897.9	716.7	779.1
Selling and administrative expenses	436.4	434.6	446.2	415.1	431.0
Amortization of intangible assets	124.3	125.8	118.9	124.2	115.4
Impairment of goodwill	-	-	-	-	343.3
Impairment of other intangible assets	-	-	1.6	25.3	78.1
Other operating expense, net	75.7	9.1	222.1	48.6	20.7
Operating income (loss)	275.3	443.0	109.1	103.5	(209.4)
Interest expense	88.9	99.6	140.7	170.3	162.9
Loss on extinguishment of debt	0.2	1.1	84.5	-	-
Other income, net	(4.7)	(7.2)	(3.4)	(3.6)	(5.6)
Income (loss) before income taxes	190.9	349.5	(112.7)	(63.2)	(366.7)
Provision (benefit) for income taxes	31.8	80.1	(131.2)	(31.9)	(14.7)
Net income (loss)	159.1	269.4	18.5	(31.3)	(352.0)
Less: Net income (loss) attributable to noncontrolling interest	-	-	0.1	5.3	(0.8)
Net income (loss) attributable to Gardner Denver Holdings, Inc.	$159.1	$269.4	$18.4	$(36.6)	$(351.2)

Earnings (loss) per share, basic	$0.78	$1.34	$0.10	$(0.25)	$(2.35)
Earnings (loss) per share, diluted	$0.76	$1.29	$0.10	$(0.25)	$(2.35)
Weighted average shares, basic	203.5	201.6	182.2	149.2	149.6
Weighted average shares, diluted	208.9	209.1	188.4	149.2	149.6

Statement of Cash Flow Data:
Cash flows - operating activities	$343.3	$444.5	$200.5	$165.6	$172.1
Cash flows - investing activities	(54.3)	(235.0)	(60.8)	(82.1)	(84.0)
Cash flows - financing activities	(11.5)	(373.0)	(17.4)	(43.0)	(35.0)

Balance Sheet Data (at period end):
Cash and cash equivalents	$505.5	$221.2	$393.3	$255.8	$228.3
Total assets	4,628.4	4,487.1	4,621.2	4,316.0	4,462.0
Total liabilities	2,758.5	2,811.1	3,144.4	4,044.2	4,056.5
Total stockholders’ equity	1,869.9	1,676.0	1,476.8	271.8	405.5

Other Financial Data (unaudited):
Adjusted EBITDA(1)	$564.8	$681.8	$561.5	$400.7	$418.9
Adjusted net income(1)	332.4	394.7	249.3	133.6	128.1
Capital expenditures	43.2	52.2	56.8	74.4	71.0
Free cash flow(1)	300.1	392.3	143.7	91.2	101.1

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

Index
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

	Year Ended December 31,
	2019	2018	2017
Net Income	$159.1	$269.4	$18.5
Plus:
Interest expense	88.9	99.6	140.7
Provision (benefit) for income taxes	31.8	80.1	(131.2)
Depreciation expense	53.8	54.6	54.9
Amortization expense(a)	124.3	125.8	118.9
Impairment of other intangible assets(b)	-	-	1.6
KKR fees and expenses(c)	-	-	17.3
Restructuring and related business transformation costs(d)	25.6	38.8	24.7
Acquisition related expenses and non-cash charges(e)	54.6	16.7	4.1
Environmental remediation loss reserve(f)	0.1	-	0.9
Expenses related to public stock offerings(g)	-	2.9	4.1
Establish public company financial reporting compliance(h)	0.6	4.3	8.1
Stock-based compensation(i)	23.1	(2.3)	194.2
Loss on extinguishment of debt(j)	0.2	1.1	84.5
Foreign currency transaction losses (gains), net	8.1	(1.9)	9.3
Shareholder litigation settlement recoveries(k)	(6.0)	(9.5)	-
Other adjustments(l)	0.6	2.2	10.9
Adjusted EBITDA	$564.8	$681.8	$561.5
Minus:
Interest expense	$88.9	$99.6	$140.7
Income tax provision, as adjusted(m)	77.9	119.0	105.4
Depreciation expense	53.8	54.6	54.9
Amortization of non-acquisition related intangible assets	11.8	13.9	11.2
Adjusted Net Income	$332.4	$394.7	$249.3
Free Cash Flow
Cash flows - operating activities	$343.3	$444.5	$200.5
Minus:
Capital expenditures	43.2	52.2	56.8
Free Cash Flow	$300.1	$392.3	$143.7

(a)
Represents $112.5 million, $111.9 million and $107.7 million of amortization of intangible assets arising from the KKR Transaction and other acquisitions (customer relationships and trademarks) and $11.8 million, $13.9 million and $11.2 million of amortization of non-acquisition related intangible assets, in each case for the years ended December 31, 2019, 2018 and 2017, respectively.

(b)	Represents non-cash charges for impairment of intangible assets other than goodwill.

(c)	Represents management fees and expenses paid to Kohlberg, Kravis & Roberts & Co., L.P. (“KKR” or “Former Sponsor”).

Index

(d)	Restructuring and related business transformation costs consisted of the following.

	Year Ended December 31,
	2019	2018	2017
Restructuring charges	$17.1	$12.7	$5.3
Severance, sign-on, relocation and executive search costs	2.5	4.1	3.5
Facility reorganization, relocation and other costs	2.4	3.1	5.3
Information technology infrastructure transformation	1.2	0.8	5.2
Losses (gains) on asset and business disposals	0.8	(1.1)	0.8
Consultant and other advisor fees	0.3	14.1	1.7
Other, net	1.3	5.1	2.9
Total restructuring and related business transformation costs	$25.6	$38.8	$24.7

(e)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs), and non-cash charges and credits arising from fair value purchase accounting adjustments.

(f)	Represents estimated environmental remediation costs and losses relating to a former production facility.

(g)	Represents certain expenses related to our initial public offering and secondary offerings.

(h)
Represents third party expenses to comply with the requirements of Sarbanes-Oxley and the accelerated adoption of the new accounting standards (ASC 606 – Revenue from Contracts with Customers and ASC 842 – Leases) in the first quarter of 2018 and 2019, respectively, one year ahead of the required adoption dates for a private company.

(i)
Represents stock-based compensation expense recognized for stock options outstanding for the year ended December 31, 2019 of $19.2 million, increased by $3.9 million due to costs associated with employer taxes.

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

(j)
Represents losses on the extinguishment of the Company’s senior notes, extinguishment of a portion of the U.S. Term Loan, refinancing of the Original Dollar Term Loan Facility and the Original Euro Term Loan Facility and losses reclassified from AOCI into income related to the amendment of the interest rate swaps in conjunction with the debt repayment.

(k)	Represents insurance recoveries of our shareholder litigation settlement in 2014.

(l)
Includes (i) non-cash impact of net LIFO reserve adjustment, (ii) effects of amortization of prior service costs and amortization of losses in pension and other postretirement benefits (“OPEB”) expense, (iii) certain legal and compliance costs and (iv) other miscellaneous adjustments.

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

Index

The income tax provision, as adjusted for each of the periods presented below consists of the following.

	Year Ended December 31,
	2019	2018	2017
Provision (benefit) for income taxes	$31.8	$80.1	$(131.2)
Tax impact of pre-tax income adjustments	45.6	36.9	139.3
Tax law change	-	1.2	95.3
Discrete tax items	0.5	0.8	2.0
Income tax provision, as adjusted	$77.9	$119.0	$105.4

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

Transaction with Ingersoll Rand

In April 2019, our Board of Directors approved a merger that will combine Gardner Denver with the industrial segment of Ingersoll-Rand plc (“Ingersoll Rand”) (the “Merger”).  To facilitate this Merger, Ingersoll Rand will cause specific assets and liabilities of its industrial segment to be transferred to Ingersoll-Rand U.S. HoldCo, Inc. (“Ingersoll Rand Industrial”), a newly formed wholly-owned subsidiary of Ingersoll Rand, and distribute the shares of common stock of Ingersoll Rand Industrial to Ingersoll Rand’s shareholders.  Charm Merger Sub Inc. (“Merger Sub”), which is a newly formed wholly-owned subsidiary of Gardner Denver, will be merged with and into Ingersoll Rand Industrial, with Ingersoll Rand Industrial surviving such merger as a wholly-owned subsidiary of Gardner Denver.

Pursuant to the definitive agreement Gardner Denver entered into with Ingersoll Rand, Ingersoll Rand Industrial and Merger Sub with respect to the Merger (the “Merger Agreement”), Gardner Denver will issue an aggregate number of shares of its common stock to Ingersoll Rand Industrial stockholders which will result in Ingersoll Rand Industrial stockholders owning approximately, but not less than, 50.1% of the shares of Gardner Denver common stock outstanding on a fully-diluted basis upon the closing of the Merger.  The number of shares to be issued to Ingersoll Rand Industrial stockholders is based on the exchange ratio set forth in the Merger Agreement.  In addition, Ingersoll Rand will receive approximately $1.9 billion in cash from Ingersoll Rand Industrial that will be funded by newly-issued debt that is expected to be deemed issued under the existing Senior Secured Credit Facilities of Gardner Denver upon consummation of the merger.  The Merger is expected to close on February 29, 2020.

The Merger will result in Gardner Denver acquiring Ingersoll Rand Industrial, which includes compressed air and gas systems and services, power tools, material handling systems, fluid management systems as well as Club Car golf, utility and consumer low-speed vehicles.  Following the Merger, the combined company is expected to be renamed and operate under the Ingersoll Rand name and its common stock is expected to be listed on the New York Stock Exchange under Ingersoll Rand’s existing ticker symbol “IR.”

See Note 3 “Business Combinations” to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information related to the transaction with Ingersoll Rand.

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

Our products and services are critical to the processes and systems in which they are utilized, which are often complex and function in harsh conditions where the cost of failure or downtime is high. However, our products and services typically represent only a small portion of the costs of the overall systems or functions that they support. As a result, our customers place a high value on our application expertise, product reliability and the responsiveness of our service. To support our customers and market presence, we maintain significant global scale with 38 key manufacturing facilities, more than 30 complementary service and repair centers across six continents and approximately 6,600 employees worldwide as of December 31, 2019.

The process-critical nature of our product applications, coupled with the standard wear and tear replacement cycles associated with the usage of our products, generates opportunities to support customers with our broad portfolio of aftermarket parts, consumables and services. Customers place a high value on minimizing any time their operations are offline. As a result, the availability of replacement parts, consumables and our repair and support services are key components of our value proposition. Our large installed base of products provides a recurring revenue stream through our aftermarket parts, consumables and services offerings. As a result, our aftermarket revenue is significant, representing 38% of total Company revenue and approximately 42% of our combined Industrials and Energy segments’ revenue in 2019.

Index
Our Segments

We report our results of operations through three reportable segments: Industrials, Energy and Medical.

Industrials

In the Industrials segment, we design, manufacture, market and service a broad range of air compression, vacuum and blower products across a wide array of technologies and applications. Almost every manufacturing and industrial facility, and many service and process industries, use air compression and vacuum products in a variety of applications such as operation of pneumatic air tools, vacuum packaging of food products and aeration of waste water. We maintain a leading position in our markets and serve customers globally. We offer comprehensive aftermarket parts and an experienced direct and distributor-based service network world-wide to complement all of our products.  In 2019, the Industrials segment generated Segment Revenue of $1,301.3 million and Segment Adjusted EBITDA of $296.6 million, reflecting a Segment Adjusted EBITDA Margin of 22.8%.

Energy

In the Energy segment, we design, manufacture, market and service a diverse range of positive displacement pumps, liquid ring vacuum pumps and compressors, and engineered loading systems and fluid transfer equipment, consumables, and associated aftermarket parts and services.  We serve customers in the upstream, midstream, and downstream oil and gas markets, and various other markets including petrochemical processing, power generation, transportation, and general industrial. We are one of the largest suppliers in these markets and have long-standing customer relationships. Our positive displacement pumps are used in the oilfield for drilling, hydraulic fracturing, completion and well servicing. Our liquid ring vacuum pumps and compressors are used in many power generation, mining, oil and gas refining and processing, chemical processing and general industrial applications including flare gas and vapor recovery, geothermal gas removal, vacuum de-aeration, enhanced oil recovery, water extraction in mining and paper and chlorine compression in petrochemical operations. Our engineered loading systems and fluid transfer equipment ensure the safe handling and transfer of crude oil, liquefied natural gas, compressed natural gas, chemicals, and bulk materials.  In 2019, the Energy segment generated Segment Revenue of $870.2 million and Segment Adjusted EBITDA of $225.1 million, reflecting a Segment Adjusted EBITDA Margin of 25.9%.

Medical

In the Medical segment, we design, manufacture and market a broad range of highly specialized gas, liquid and precision syringe pumps and compressors primarily for use in the medical, laboratory and biotechnology end markets.  Our customers are mainly medium and large durable medical equipment suppliers that integrate our products into their final equipment for use in applications such as oxygen therapy, blood dialysis, patient monitoring, wound treatment, and others. Further, with recent acquisitions, we expanded into liquid handling components and systems used in biotechnology applications including clinical analysis instrumentation. We also have a broad range of end use deep vacuum products for laboratory science applications.  In 2019, the Medical segment generated Segment Revenue of $280.4 million and Segment Adjusted EBITDA of $84.4 million, reflecting a Segment Adjusted EBITDA Margin of 30.1%.

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

Expenses

Cost of Sales

Cost of sales includes the costs we incur, including purchased materials, labor and overhead related to manufactured products and aftermarket parts sold during a period. Depreciation related to manufacturing equipment and facilities is included in cost of sales. Purchased materials represent the majority of costs of sales, with steel, aluminum, copper and partially finished castings representing our most significant materials inputs. Stock-based compensation expense for employees associated with the manufacture of products or delivery of services to customers is included in cost of sales. We have instituted a global sourcing strategy to take advantage of coordinated purchasing opportunities of key materials across our manufacturing plant locations.

Cost of sales for services includes the direct costs we incur, including direct labor, parts and other overhead costs including depreciation of equipment and facilities, to deliver repair, maintenance and other field services to our customers.

Selling and Administrative Expenses

Selling and administrative expenses consist of (i) salaries and other employee-related expenses for our selling and administrative functions and other activities not associated with the manufacture of products or delivery of services to customers; (ii) facility operating expenses for selling and administrative activities, including office rent, maintenance, depreciation and insurance; (iii) marketing and direct costs of selling products and services to customers including internal and external sales commissions; (iv) research and development expenditures; (v) professional and consultant fees; (vi) KKR fees and expenses; (vii) expenses related to our  public stock offerings and to establish public company reporting compliance; (viii) employee related stock-based compensation for our selling and administrative functions and other activities not associated with the manufacture of products or delivery of services to customers; and (ix) other miscellaneous expenses. Certain corporate expenses, including those related to our shared service centers in the United States and Europe, that directly benefit our businesses are allocated to our business segments. Certain corporate administrative expenses, including corporate executive compensation, treasury, certain information technology, internal audit and tax compliance, are not allocated to the business segments.

Index
Amortization of Intangible Assets

Amortization of intangible assets includes the periodic amortization of intangible assets recognized when an affiliate of KKR acquired us on July 30, 2013, intangible assets recognized in connection with businesses we acquired since July 30, 2013, including customer relationships and trademarks, and internally developed software.

Impairment of Other Intangible Assets

Impairment of other intangible assets includes non-cash charges we recognized for the impairment of intangible assets other than goodwill.

Other Operating Expense, Net

Other operating expense, net includes foreign currency gains and losses, restructuring charges, certain litigation and contract settlement losses, environmental remediation and other miscellaneous operating expenses.

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

Foreign Currency Fluctuations

A significant portion of our revenues, approximately 56% for the year ended December 31, 2019, was denominated in currencies other than the U.S. dollar.  Because much of our manufacturing facilities and labor force costs are outside of the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar.  Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.

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

Variability within Upstream Energy Markets

We sell products and services to customers in upstream energy markets, primarily in the United States.  For the upstream energy end-market, in our Energy segment, we manufacture pumps and associated aftermarket products and services used in drilling, hydraulic fracturing and well service applications.

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

We believe it is helpful to consider the impact of our energy exposure to upstream energy in evaluating our 2018 and 2019 Segment Revenue and Segment Adjusted EBITDA, in order to better understand other drivers of our performance during those periods, including operational improvements.  For the Energy segments, we assess the impact of our exposure to upstream energy as the portion of Energy Segment Adjusted EBITDA of the business unit serving the upstream energy market.

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

We announced a restructuring program in the third quarter of 2018 that primarily involves workforce reductions and facility consolidations.  For the years ended December 31, 2019 and 2018, $17.1 million and $12.7 million, respectively were charged to expense related to this restructuring program.

Acquisitions

Part of our strategy for growth is to acquire complementary flow control and compression equipment businesses, which provide access to new technologies or geographies or improve our aftermarket offerings. In June 2017, within our Industrials segment, we acquired a leading North American manufacturer of gas compression equipment and solutions for vapor recovery, biogas and other process and industrial applications for approximately $20.4 million, net of cash acquired (inclusive of an indemnity holdback of $1.9 million).

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

In July 2019, we acquired a company which specializes in customized pump solutions for liquid handling processes for use in medical, process and industrial applications, in our Medical segment for total consideration, net of cash acquired, of $10.0 million (inclusive of cash payments of $5.6 million, a $1.6 million holdback and up to $2.8 million in contingent earn-out provisions). In August 2019, we acquired a provider of vacuum pumps, blowers and compressors in our Industrials segment for total consideration, net of cash acquired, of $7.0 million (inclusive of cash payments of $5.9 million and a $1.1 million deferred payment).

The revenues for these acquisitions subsequent to the respective dates of acquisition included in our financial results were $137.6 million $96.2 million and $13.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. The operating income for these acquisitions subsequent to their respective dates of acquisition, including organic growth since acquisition, included in our financial results was $19.1 million, $8.3 million and $1.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Index
See Note 3 “Business Combinations” to our audited consolidated financial statements included elsewhere in this Form 10-K for further discussion around the outstanding holdbacks for the years ended December 31, 2019, 2018 and 2017.

Stock-Based Compensation Expense

For the year ended December 31, 2018, we incurred stock-based compensation expense of approximately $2.8 million which was reduced by $5.1 million primarily due to a decrease in the estimated accrual for employer taxes related to deferred stock units (“DSU”) as a result of a lower per share stock price.

For the year ended December 31, 2019, we incurred stock-based compensation expense of approximately $19.2 million which was increased by $3.9 million due to costs associated with employer taxes.  See Note 17 “Stock-Based Compensation” to our audited consolidated financial statements included elsewhere in this Form 10-K for further discussion around our stock-based compensation expense.

Income Taxes

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (“Tax Act”) was enacted into law.  The new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes, including the determination of the transition tax, the remeasurement of our U.S. deferred tax assets and liabilities as well as the reassessment of the net realizability of our deferred tax assets and liabilities, in the period of enactment. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously provided a provisional estimate of the effect of the Tax Act in our financial statements for 2017 and through the first nine months of 2018.  In the fourth quarter of 2018, we completed our accounting for all of the enactment-date income tax effects of the Tax Act by increasing the total benefit taken in 2017 of $95.3 million to $96.5 million.  Due to the Tax Act, the total U.S. deferred changed from a tax benefit of $89.6 million in 2017 to $74.5 million in 2018, with a 2018 measurement-period adjustment of $15.1 million and the ASC 740-30 (formerly APB 23) liability, related to the permanent reinvestment of earnings in foreign subsidiaries assertion, changed from a tax benefit of $69.0 million in 2017 to $72.5 million in 2018, with a 2018 measurement-period adjustment of $3.5 million. The provisional one-time transition tax of $63.3 million in 2017 decreased to $50.5 million in 2018, with a 2018 measurement-period adjustment of $12.8 million. The total $1.2 million benefit had a (0.3)% impact to the overall rate in 2018.

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

Under U.S. GAAP, we are allowed to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions  in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company has determined that it will follow the period cost method (option 1 above) going forward.  The tax provision for the twelve month period ended December 31, 2019 reflects this decision.  All of the additional calculations and rule changes found in the Tax Act have been considered in the tax provision for the year ended December 31, 2019. The Company recorded a tax expense of $2.0 million in 2019 for the GILTI provisions of the Tax Act that were effective for the first time during 2018.

See Note 15 “Income Taxes” to our audited consolidated financial statements included elsewhere in this Form 10-K.

Outlook

Industrials Segment

The mission-critical nature of our Industrials products across manufacturing processes drives a demand environment and outlook that are correlated with global and regional industrial production, capacity utilization and long-term GDP growth.  In the fourth quarter of 2019, we booked $307.6 million of orders in our Industrials segment, a decrease of 4.6% over the fourth quarter of 2018, or a 3.1% decrease on a constant currency basis.

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

In the fourth quarter of 2019, we booked $171.8 million of orders in our Energy segment, a decrease of 36.3% over the fourth quarter of 2018, or a 35.4% decrease on an constant currency basis.

Medical Segment

In 2020, we believe that demand for products and services in the Medical space will continue to benefit from attractive secular growth trends in the aging population requiring medical care, emerging economies modernizing and expanding their healthcare systems and increased investment globally in health solutions. In addition, we expect growing demand for higher healthcare efficiency, requiring premium and high performance systems. In the fourth quarter of 2019 we booked $63.7 million of orders in our Medical segment, a decrease of 3.2% over 2018, or a 1.8% decrease on a constant currency basis.

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

Index
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

This section discusses our results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018.  For a discussion and analysis of the year ended December 31, 2018, compared to the same in 2017, please refer to the “Management’s Discussion and Analysis of Financial Condition” and “Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019.

Consolidated Results of Operations for the Years Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018
Consolidated Statements of Operations
Revenues	$2,451.9	$2,689.8
Cost of sales	1,540.2	1,677.3
Gross profit	911.7	1,012.5
Selling and administrative expenses	436.4	434.6
Amortization of intangible assets	124.3	125.8
Impairment of other intangible assets	-	-
Other operating expense, net	75.7	9.1
Operating income	275.3	443.0
Interest expense	88.9	99.6
Loss on extinguishment of debt	0.2	1.1
Other income, net	(4.7)	(7.2)
Income before income taxes	190.9	349.5
Provision for income taxes	31.8	80.1
Net income	$159.1	$269.4

Percentage of Revenues
Gross profit	37.2%	37.6%
Selling and administrative expenses	17.8%	16.2%
Operating income	11.2%	16.5%
Net income	6.5%	10.0%
Adjusted EBITDA(1)	23.0%	25.3%

Other Financial Data
Adjusted EBITDA(1)	$564.8	$681.8
Adjusted net income(1)	332.4	394.7
Cash flows - operating activities	343.3	444.5
Cash flows - investing activities	(54.3)	(235.0)
Cash flows - financing activities	(11.5)	(373.0)
Free cash flow(1)	300.1	392.3

(1)	See “Item 6. Selected Financial Data” for a reconciliation to the most directly comparable GAAP measure.

Index
Revenues

Revenues for 2019 were $2,451.9 million, a decrease of $237.9 million, or 8.8%, compared to $2,689.8 million in 2018.  The decrease in revenues was due primarily to lower revenues from upstream exposed markets (8.8% or $235.6 million) and the unfavorable impact of foreign currencies (2.4% or $65.2 million), partially offset by improved pricing (1.4% or $36.8 million) and higher volume in our Industrials and Medical segments including acquisitions (1.1% or $28.9 million). The percentage of consolidated revenues derived from aftermarket parts and services was 37.8% in 2019 compared to 39.2% in 2018.

Gross Profit

Gross profit in 2019 was $911.7 million, a decrease of $100.8 million, or 10.0%, compared to $1,012.5 million in 2018, and as a percentage of revenues was 37.2% in 2019 and 37.6% in 2018. The decrease in gross profit reflects primarily the lower revenues from upstream energy exposed markets, the unfavorable impact of foreign currencies and higher materials and other manufacturing costs, partially offset by improved pricing. The slight decrease in gross profit as a percentage of revenues primarily reflects the unfavorable impact of foreign currencies and higher materials and other manufacturing costs in our Industrials and Medical segments, partially offset by improved pricing.

Selling and Administrative Expenses

Selling and administrative expenses were $436.4 million in 2019, an increase of $1.8 million, or 0.4%, compared to $434.6 million in 2018.  Selling and administrative expenses as a percentage of revenues increased to 17.8% in 2019 from 16.2% in 2018. This increase in selling and administrative expenses was primarily due to increased stock based compensation expense and other employee-related expenses, partially offset by lower professional and consultant fees.

Amortization of Intangible Assets

Amortization of intangible assets was $124.3 million in 2019, a decrease of $1.5 million compared to $125.8 million in 2018. The decrease was primarily due to intangibles that became fully amortized in 2019, partially offset by the amortization of intangibles acquired in 2018 and 2019.

Other Operating Expense, Net

Other operating expense, net was $75.7 million in 2019, an increase of $66.6 million compared to $9.1 million in 2018. The increase was primarily due to increased acquisition related expenses and non-cash charges of $44.0 million, foreign currency transaction losses of $8.1 million in 2019 compared to gains of $1.9 million in 2018, increased restructuring costs of $4.4 million and lower shareholder litigation settlement recoveries of $3.5 million.

Interest Expense

Interest expense was $88.9 million in 2019, a decrease of $10.7 million compared to $99.6 million in 2018. The decrease was primarily due to reduced debt as a result of prepayments in 2018 and 2019, partially offset by an increased weighted-average rate of 5.4% in 2019 compared to 5.2% in 2018.

Other Income, Net

Other income, net, was $4.7 million in 2019, a decrease of $2.5 million compared to $7.2 million in 2018. The decrease in other income, net was primarily due to an increase of $4.6 million in the other components of net periodic benefit cost and a decrease of $0.8 million in other financing income, partially offset by increased gains on postretirement plan investments of $2.9 million.

Provision for Income Taxes

The provision for income taxes was $31.8 million resulting in a 16.7% effective tax rate in 2019 compared to a provision of $80.1 million resulting in a 22.9% effective tax provision rate in 2018.  The decrease in the tax provision and the decrease in the effective tax rate is primarily due to a decrease in pretax book income and an increase in a benefit related to equity compensation.

Index
Net Income

Net income was $159.1 million in 2019 compared to net income of $269.4 million in 2018. The decrease in net income was primarily due to lower gross profit on lower revenues and higher other operating expense, net, partially offset by lower interest expense and a lower provision for income taxes.

Adjusted EBITDA

Adjusted EBITDA decreased $117.0 million to $564.8 million in 2019 compared to $681.8 million in 2018.  Adjusted EBITDA as a percentage of revenues decreased 230 basis points to 23.0% in 2019 from 25.3% in 2018. The decrease in Adjusted EBITDA was primarily due to lower revenue in upstream energy exposed markets in our Energy segment of $110.4 million, higher selling and administrative expenses of $19.4 million, the unfavorable impact of foreign currencies of $15.6 million, higher materials and other manufacturing costs in our Industrials and Medical segments of $12.4 million and higher volume including acquisitions being offset by the dilutive impact of acquisitions in our Industrials segment of $7.4 million, partially offset by improved pricing of $36.8 million and higher volume in other markets in our Energy segment and in our Medical segment including acquisitions of $10.7 million.

Adjusted Net Income

Adjusted Net Income decreased $62.3 million to $332.4 million in 2019 compared to $394.7 million in 2018. The decrease was primarily due to lower Adjusted EBITDA, partially offset by a lower income tax provision, as adjusted and lower interest expense.

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

The segment measurements provided to, and evaluated by, the chief operating decision maker are described in Note 22 “Segment Information” to our audited consolidated financial statements included elsewhere in this Form 10-K.

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

Segment Results for Years Ended December 31, 2019 and 2018

The following tables display Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments and illustrates, on a percentage basis, the impact of foreign currency fluctuations on Segment Revenues and Segment Adjusted EBITDA growth.

Industrials Segment Results

	Years Ended December 31,		Percent Change	Constant Currency Percent Change
	2019	2018	2019 vs. 2018	2019 vs. 2018
Segment Revenues	$1,301.3	$1,303.3	(0.2)%	3.1%
Segment Adjusted EBITDA	$296.6	$288.2	2.9%	6.2%
Segment Margin	22.8%	22.1%	70 bps

Index
2019 vs. 2018

Segment Revenues for 2019 were $1,301.3 million, a decrease of $2.0 million, or 0.2%, compared to $1,303.3 million in 2018.  The decrease in Segment Revenues was primarily due to unfavorable impact of foreign currencies (3.3% or $42.4 million), partially offset by improved pricing (2.3% or $29.8 million) and higher volume including acquisitions (0.8% or $10.6 million). The percentage of Segment Revenues derived from aftermarket parts and service was 31.4% in 2019 compared to 31.5% in 2018.

Segment Adjusted EBITDA in 2019 was $296.6 million, an increase of $8.4 million, or 2.9%, from $288.2 million in 2018. Segment Adjusted EBITDA Margin increased 70 bps to 22.8% from 22.1% in 2018. The increase in Segment Adjusted EBITDA was due primarily to improved pricing of $29.8 million and lower selling and administrative expenses of $5.1 million, partially offset by the unfavorable impact of foreign currencies of $9.6 million, higher material and other manufacturing costs of $9.5 million, and higher volume including acquisitions offset by the dilutive impact of acquisitions $7.4 million.

Energy Segment Results

	Years Ended December 31,		Percent Change	Constant Currency Percent Change
	2019	2018	2019 vs. 2018	2019 vs. 2018
Segment Revenues	$870.2	$1,121.1	(22.4)%	(20.8)%
Segment Adjusted EBITDA	$225.1	$337.8	(33.4)%	(32.3)%
Segment Margin	25.9%	30.1%	(420) bps

2019 vs. 2018

Segment Revenues for 2019 were $870.2 million, a decrease of $250.9 million, or 22.4%, compared to $1,121.1 million in 2018.  The decrease in Segment Revenues was primarily due to lower revenues from upstream energy exposed markets (21.0% or $235.6 million), the unfavorable impact of foreign currencies (1.3% or $14.9 million) and lower volume in other markets in our Energy segment (0.3% or $2.8 million), partially offset by improved pricing in other markets in our Energy segment (0.2% or $2.4 million). The percentage of Segment Revenues derived from aftermarket parts and service was 58.7% in 2019 compared to 56.6% in 2018.

Segment Adjusted EBITDA in 2019 was $225.1 million, a decrease of $112.7 million, or 33.4%, from $337.8 million in 2018. Segment Adjusted EBITDA Margin decreased 420 bps to 25.9% from 30.1% in 2018. The decrease in Segment Adjusted EBITDA was due primarily to lower revenues from upstream energy exposed markets of $110.4 million, the unfavorable impact of foreign currencies of $3.9 million and higher selling and administrative expenses of $2.8 million, partially offset by improved pricing in other markets in our Energy segment of $2.4 million.

Medical Segment Results

	Years Ended December 31,		Percent Change	Constant Currency Percent Change
	2019	2018	2019 vs. 2018	2019 vs. 2018
Segment Revenues	$280.4	$265.4	5.7%	8.6%
Segment Adjusted EBITDA	$84.4	$75.0	12.5%	16.3%
Segment Margin	30.1%	28.3%	180 bps

2019 vs. 2018

Segment Revenues for 2019 were $280.4 million, an increase of $15.0 million, or 5.7%, compared to $265.4 million in 2018.  The increase in Segment Revenues was primarily due to higher volume including acquisitions (6.9% or $18.3 million) and improved pricing (1.7% or $4.6 million), partially offset by unfavorable impact of foreign currencies (3.0% or $7.9 million). The percentage of Segment Revenues derived from aftermarket parts and service was 2.6% in 2019 compared to 3.3% in 2018.

Segment Adjusted EBITDA in 2019 was $84.4 million, an increase of $9.4 million, or 12.5%, from $75.0 million in 2018. Segment Adjusted EBITDA Margin increased 180 bps to 30.1% from 28.3% in 2018. The increase in Segment Adjusted EBITDA was due primarily to higher volume including acquisitions of $9.1 million, improved pricing of $4.6 million and lower selling and administrative costs of $1.4 million, partially offset by higher material and other manufacturing costs of $2.9 million and unfavorable impact of foreign currencies of $2.7 million.

Index
Unaudited Quarterly Results of Operations

(in millions, except per share amounts)	Year Ended December 31, 2019(1)				Year Ended December 31, 2018
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$620.3	$629.1	$596.7	$605.8	$619.6	$668.2	$689.3	$712.7
Gross profit	230.5	234.4	221.5	225.3	231.9	249.3	262.4	268.9
Operating income	80.2	74.6	72.9	47.6	89.8	101.4	117.7	134.1
Net income	47.1	44.9	41.3	25.8	42.4	60.3	72.2	94.5
Weighted average shares, basic	201.6	203.4	204.2	204.8	201.6	201.8	201.9	201.1
Weighted average shares, diluted	207.7	208.9	209.0	209.4	209.9	209.6	209.1	207.7
Basic earnings per share	0.23	0.22	0.20	0.13	0.21	0.30	0.36	0.47
Diluted earnings per share	0.23	0.21	0.20	0.12	0.20	0.29	0.35	0.45
Adjusted EBITDA(2)	140.1	147.6	142.2	134.9	148.2	161.6	182.2	189.8

(1)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting the Comparability of our Results of Operations.”

(2)	Set forth below are the reconciliations of Net Income to Adjusted EBITDA

	Year Ended December 31, 2019				Year Ended December 31, 2018
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Net Income	47.1	44.9	41.3	25.8	42.4	60.3	72.2	94.5
Plus:
Interest expense	22.4	22.4	23.2	20.9	26.0	26.1	24.4	23.1
Provision for income taxes	12.0	8.3	9.0	2.5	23.4	17.2	22.6	16.9
Depreciation and amortization expense	45.5	44.4	43.1	45.1	45.0	45.3	44.4	45.7
Restructuring and related business transformation costs (a)	4.1	2.0	9.9	9.6	4.5	8.4	12.3	13.6
Acquisition related expenses and non-cash charges (b)	1.6	17.1	15.9	20.0	4.6	5.7	2.8	3.6
Environmental remdiation loss reserve (c)	0.1	-	-	-	-	-	-	-
Expenses related to public stock offerings(d)	-	-	-	-	1.4	0.5	0.3	0.7
Establish public company financial reporting compliance(e)	0.6	-	-	-	0.8	1.1	1.3	1.1
Stock-based compensation(f)	9.3	7.1	0.5	6.2	2.7	(0.8)	1.1	(5.3)
Loss on extinguishment of debt(g)	-	0.2	-	-	-	0.2	0.9	-
Foreign currency transaction losses (gains), net	3.1	0.6	(0.6)	5.0	2.6	(2.4)	(0.8)	(1.3)
Shareholder litigation settlement recoveries(h)	(6.0)	-	-	-	(4.5)	-	-	(5.0)
Other adjustments(i)	0.3	0.6	(0.1)	(0.2)	(0.7)	-	0.7	2.2
Adjusted EBITDA	140.1	147.6	142.2	134.9	148.2	161.6	182.2	189.8

(a)
Restructuring and related business transformation costs consist of (i) restructuring charges, (ii) severance, sign-on, relocation and executive search costs, (iii) facility reorganization, relocation and other costs, (iv) information technology infrastructure transformation, (v) gains and losses on asset disposals, (vi) consultant and other advisor fees and (vii) other miscellaneous costs.

(b)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs) and non-cash charges and credits arising from fair value purchase accounting adjustments.

(c)	Represents estimated environmental remediation costs and losses related to a former production facility.

(d)	Represents certain expenses related to our secondary offerings.

(e)
Represents third party expenses to comply with the requirements of Sarbanes-Oxley and the accelerated adoption of the new accounting standards (ASC 606 – Revenue from Contracts with Customers and ASC 842 – Leases) in the first quarter of 2018 and 2019 respectively, one year ahead of the required adoption dates for a private company.

(f)
Represents stock-based compensation expense recognized for stock options outstanding for the year ended December 31, 2019 of $19.2 million, increased by $3.9 million due to costs associated with employer taxes.

Represents stock-based compensation expense recognized for the year ended December 31, 2018 of $2.8 million, reduced by $5.1 million primarily due to a decrease in the estimated accrual for employer taxes related to DSUs as a result of a lower per share stock price.

(g)
Represents losses on extinguishment of portions of the U.S. Term Loan, the amendment of the revolving credit facility and losses reclassified from AOCI into income related to the amendment of the interest rate swaps in conjunction with the debt repayment.

Index
(h)	Represents insurance recoveries of the Company’s shareholder litigation settlement in 2014.

(i)
Includes (i) non-cash impact of net LIFO reserve adjustments, (ii) effects of amortization of prior service costs and amortization of losses in pension and other postemployment (‘‘OPEB’’) expense, (iii) certain legal and compliance costs and (iv) other miscellaneous adjustments.

Liquidity and Capital Resources

Our investment resources include cash generated from operations and borrowings under our Revolving Credit Facility and the Receivables Financing Agreement.

For a description of our material indebtedness, see Note 10 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K.

As of December 31, 2019, we had $4.4 million of outstanding letters of credit written against the Revolving Credit Facility and $445.6 million of unused availability.  We also had $27.6 million of letters of credit outstanding against the Receivables Financing Agreement and $62.4 million unused availability.

As of December 31, 2019 and 2018 we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.

Liquidity

A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	Year Ended December 31,
	2019	2018
Cash and cash equivalents	$505.5	$221.2
Short-term borrowings and current maturities of long-term debt	$7.6	$7.9
Long-term debt	1,603.8	1,664.2
Total debt	$1,611.4	$1,672.1

We can increase the borrowing availability under the Senior Secured Credit Facilities by up to $250.0 million in the form of additional commitments under the Revolving Credit Facility and/or incremental term loans plus an additional amount so long as we do not exceed a specified senior secured leverage ratio. We can incur additional secured indebtedness under the Term Loan Facilities if certain specified conditions are met under the credit agreement governing the Senior Secured Credit Facilities. Our liquidity requirements are significant primarily due to debt service requirements. See Note 10 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K for further details.

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

Index
The majority of our cash is in jurisdictions outside of the United States.  We do not assert ASC 740-30 (formerly APB 23) indefinite reinvestment of our historical non-U.S. earnings or future non-U.S. earnings. The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States. Our deferred income tax liability as of December 31, 2019 is $7.8 million which consists mainly of withholding taxes.

Working Capital

	For the Years Ended December 31,
	2019	2018
Net Working Capital
Current assets	$1,543.9	$1,331.2
Less: Current liabilities	574.6	596.4
Net working capital	$969.3	$734.8

Operating Working Capital
Accounts receivable and contract assets	$488.1	$545.0
Plus: Inventories (excluding LIFO)	489.5	510.7
Less: Accounts payable	322.9	340.0
Less: Contract liabilities	51.7	69.6
Operating working capital	$603.0	$646.1

Net working capital increased $234.5 to $969.3 as of December 31, 2019 from $734.8 million as of December 31, 2018. Operating working capital decreased $43.1 million to $603.0  as of December 31, 2019 from $646.1 million as of December 31, 2018. Operating working capital as of December 31, 2019 was 24.6% of 2019 revenues as compared to 24.0% as of December 31, 2018 as a percentage of 2018 revenues.  The decrease in operating working capital was primarily due to lower accounts receivable and lower inventories, partially offset by higher contract assets, lower accounts payable and lower contract liabilities. The decrease in accounts receivable was primarily due to lower sales in 2019 compared to 2018. The decrease in inventory was due to concerted supply chain optimization initiatives. The increase in contract assets was due to the timing of revenue recognition and billing on our overtime contracts. The decrease in contract liabilities was due to the timing of customer milestone payments for in-process engineered to order contracts.  The decrease in accounts payable was primarily due to the timing of vendor cash disbursements.

Cash Flows

The following table reflects the major categories of cash flows for the years ended December 31, 2019 and 2018, respectively.

	Year Ended December 31,
	2019	2018
Cash flows - operating activities	$343.3	$444.5
Cash flows - investing activities	(54.3)	(235.0)
Cash flows - financing activities	(11.5)	(373.0)
Free cash flow (1)	300.1	392.3

(1)	See “Item 6. Selected Financial Data” for a reconciliation to the most directly comparable GAAP measure.

Operating activities

Cash provided by operating activities decreased $101.2 to $343.3 in 2019 from $444.5 million in 2018, due to lower net income (excluding non-cash charges for depreciation and amortization, non-cash restructuring charges, stock-based compensation expense, foreign currency transaction losses (gains), net, net losses (gains) on asset dispositions, loss on the extinguishment of debt, non-cash change in the LIFO reserve and deferred income taxes) and from cash generated by reduced operating working capital.

Operating working capital generated cash of $38.7 million in 2019 compared to generating cash of $54.9 million in 2018. Changes in account receivables generated cash of $54.7 million in 2019 compared to generating cash of $13.2 million in 2018. Changes in contract assets used cash of $9.1 million in 2019 compared to using cash of $19.9 million in 2018. Changes in inventory generated cash of $18.7 million in 2019 compared to using cash of $13.0 million in 2018. Changes in accounts payable used cash of $9.2 million in 2019 compared to generating cash of $69.6 million in 2018. Changes in contract liabilities used cash of $16.4 million in 2019 compared to generating cash of $5.0 million in 2018.

Index
Investing activities

Cash flows used by investing activities included capital expenditures of $43.2 million (1.8% of consolidated revenues) and $52.2 million (1.9% of consolidated revenues) in 2019 and 2018, respectively.  We currently expect capital expenditures to total approximately $45.0 million to $55.0 million in 2020.  Cash paid in business combinations was $12.0 million in 2019 and $186.3 million in 2018.  Net proceeds from the disposal of property, plant and equipment were $0.9 million and $3.5 million in 2019 and 2018, respectively.

Financing activities

Cash used in financing activities of $11.5 million in 2019 reflects repayments of long-term borrowings of $32.8 million, purchases of treasury stock of $18.6 million, payments of $2.3 million for contingent consideration and $0.5 million of debt issuance cost payments, partially offset by proceeds from stock option exercises of $42.7 million associated with approved stock-based compensation plans.

Cash used in financing activities of $373.0 million in 2018 reflects repayments of long-term borrowings of $337.6 million, purchases of treasury stock of $40.7 million, payments of $1.4 million for contingent consideration and $0.1 million of other items, partially offset by proceeds from stock option exercises of $6.8 million associated with approved stock-based compensation plans.

Free cash flow

Free cash flow decreased $92.2 million to $300.1 million in 2019 from $392.3 million in 2018 due to decreased cash provided by operating activities of $101.2 million, partially offset by a decrease in capital expenditures of $9.0 million in 2019 compared to 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are materially likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes our future minimum payments as of December 31, 2019 for all contractual obligations for years subsequent to the year ended December 31, 2019.

		Payments Due by Period
Contractual Obligations	Total	2020	2021-2022	2023-2024	More than 5 years
Debt	$1,601.6	$6.9	$13.9	$1,580.8	$-
Estimated interest payments(1)	313.9	83.4	123.8	101.6	5.1
Finance leases	17.9	0.7	1.6	2.1	13.5
Operating leases	58.1	16.9	22.0	11.6	7.6
Purchase obligations(2)	186.7	162.6	23.3	0.3	0.5
Total	$2,178.2	$270.5	$184.6	$1,696.4	$26.7

(1)
Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument.

(2)
Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated as of December 31, 2019. For this reason, these amounts will not provide a complete and reliable indicator of our expected future cash outflows.

Total pension and other postretirement benefit liabilities recognized on our consolidated balance sheet as of December 31, 2019 were $101.9 million.  The total pension and other postretirement benefit liabilities are included in our consolidated balance sheet line items “Accrued liabilities” and “Pensions and other postretirement benefits.” Because these liabilities are impacted by, among other items, plan funding levels, changes in plan demographics and assumptions and investment return on plan assets, these liabilities do not represent expected liquidity needs. Accordingly, we did not include these liabilities in the “Contractual Obligations” table above.

We fund our U.S. qualified pension plans in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. We are committed to making the required minimum contributions and expect to contribute a total of approximately $0.1 million to our U.S. qualified pension plans during 2020. Furthermore, we expect to contribute a total of approximately $0.3 million to our postretirement life insurance benefit plans during 2020. Future contributions are dependent upon various factors including the performance of the plan assets, benefit payment experience and changes, if any, to current funding requirements. Therefore, no amounts were included in the “Contractual Obligations” table related to expected plan contributions. We generally expect to fund all future contributions to our plans with cash flows from operating activities.

Index
Our non-U.S. pension plans are funded in accordance with local laws and income tax regulations. We expect to contribute a total of approximately $5.0 million to our non-U.S. qualified pension plans during 2019. No amounts have been included in the “Contractual Obligations” table related to these plans due to the same reasons indicated above.

Disclosure of amounts in the “Contractual Obligations” table regarding expected benefit payments in future years for our pension plans and other postretirement benefit plans cannot be properly reflected due to the ongoing nature of the obligations of these plans. We currently anticipate the annual benefit payments for the U.S. plans to be in the range of approximately $4.5 million to $5.4 million for the next several years, and the annual benefit payments for the non-U.S. plans to be in the range of approximately $10.2 million to $12.2 million for the next several years.

Contingencies

We are a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature for a company of our size and in our sector.  We believe that such proceedings, lawsuits and administrative actions will not materially adversely affect our operations, financial condition, liquidity or competitive position. We have accrued liabilities and other liabilities on our consolidated balance sheet, including a total litigation reserve of $118.1 million as of December 31, 2019 with respect to potential liability arising from our asbestos-related litigation.  Other than our asbestos-related litigation reserves, we only have de minimis accrued liabilities and other liabilities on our consolidated balance sheet with respect to other legal proceedings, lawsuits and administrative actions. A more detailed discussion of certain of these proceedings, lawsuits and administrative actions is set forth in “Item 3. Legal Proceedings.”

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

Impairment of Goodwill and Other Identified Intangible Assets

We test goodwill for impairment annually in the fourth quarter of each year using data as of October 1 of that year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Upon adoption of ASU 2019-04, the impairment test consists of comparing the fair value of the reporting unit to the carrying value of the reporting unit. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; provided, the loss recognized cannot exceed the total amount of goodwill allocated to the reporting unit. If applicable, we consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. We determined fair values for all of the reporting units using a combination of the income and market multiples approaches which are weighted 75% and 25%, respectively.

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our 2019 reporting unit valuations ranged from 9.0% to 10.0%. Additionally, we assumed 3.0% terminal growth rates for all reporting units.

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

Index
For all reporting units, the excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) was a minimum of 42.9%.  With each reporting unit’s fair value in excess of its carrying value, no goodwill impairment was recorded.

We annually test intangible assets with indefinite lives for impairment utilizing a discounted cash flow valuation referred to as the relief from royalty method. We estimated forecasted revenues for a period of five years with discount rates ranging from 9.0% to 10.0%, a terminal growth rate of 3.0%, and royalty rates ranging from 3.0% to 4.0%.

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

On December 22, 2017, the Tax Act was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes, including the determination of the transition tax, the remeasurement of our U.S. deferred tax assets and liabilities as well as the reassessment of the net realizability of our deferred tax assets and liabilities in the period of enactment. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date.  As a result, we previously provided a provisional estimate of the effect of the Tax Act in our financial statements for 2017 and through the first nine month period of 2018.  In the fourth quarter of 2018, we completed our accounting for all of the enactment-date income tax effects of the Tax Act by increasing the total benefit taken in 2017 of $95.3 million to $96.5 million.  The total U.S. deferred change due to the Tax Act went from a tax benefit of $89.6 million in 2017 to $74.5 million in 2018, with a 2018 measurement-period adjustment of $15.1 million. The ASC 740-30 (formerly APB 23) liability related to the permanent reinvestment of earnings in foreign subsidiaries assertion, changed from a tax benefit of $69.0 million in 2017 to $72.5 million in 2018, with a 2018 measurement-period adjustment of $3.5 million resulting from a reduction in distributable profits due to restructuring and repatriations and the change in policy that occurred in 2018. The provisional one-time transition tax of $63.3 million in 2017 decreased to $50.5 million in 2018, with a 2018 measurement-period adjustment of $12.8 million. The total $1.2 million benefit had a (0.3)% impact to the overall rate in 2018.

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

Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions  in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). We determined that we will follow the period cost method (option 1 above) going forward.  The tax provision for the year ended December 31, 2019 reflects this decision.  All of the additional calculations and rule changes found in the Tax Act have been considered in the tax provision for year ended December 31, 2019.  The Company recorded a tax expense of $2.0 million in 2019 for the GILTI provisions of the Tax Act that were effective for the first time during 2018.

Index
Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years.  Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. Amounts recorded for deferred tax assets related to tax attribute carryforwards, net of valuation allowances, were $12.7 million and $3.5 million as of December 31, 2019 and 2018, respectively.

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

Prior to our initial public offering, our stock price was calculated based on a combination of the income approach and the market approach. Under the income approach, specifically the discounted cash flow method, forecasted cash flows are discounted to the present value at a risk-adjusted discount rate. The valuation analyses determine discrete free cash flows over several years based on forecast financial information provided by management and a terminal value for the residual period beyond the discrete forecast, which are discounted at an appropriate rate to estimate our enterprise value. Under the market approach, specifically the guideline public company method, we select publicly traded companies with similar financial and operating characteristics as us and calculate valuation multiples based on the guideline public company’s financial information and market data. Subsequent to the initial public offering, the estimation of our stock price is no longer necessary as we rely on the market price to determine the market value of our common stock. For additional information related to the assumptions used, see Note 17 “Stock-Based Compensation Plans” to our audited consolidated financial statements included elsewhere in this Form 10-K.

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

When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low-end of such range. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties that will determine the ultimate resolution of the contingency.  In particular, as it relates to estimating asbestos and silica contingencies, there are a number of key variables and assumptions including the number and type of new claims to be filed each year, the resolution or outcome of these claims, the average cost of resolution of each new claim, the amount of insurance available, allocation methodologies, the contractual terms with each insurer with whom we have reached settlements, the resolution of coverage issues with other excess insurance carriers with whom we have not yet achieved settlements and the solvency risk with respect to our insurance carriers.  Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. When a loss is probable but a reasonable estimate cannot be made, disclosure is provided.

Index
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

As of December 31, 2019, we had variable rate debt outstanding, net of our interest rate swaps, of $776.3 million at a current weighted average interest rate of 3.2%, substantially all of which was incurred under our $2,460.7 million Senior Secured Credit Facility, under which $927.6 million was outstanding under the $1,285.5 million Dollar Term Loan Facility and €601.2 million was outstanding under the €615.0 million Euro Term Loan Facility.

The Dollar Term Loan Facility and the Euro Term Loan Facility bear interest primarily based on LIBOR and EURIBOR, respectively, plus a spread.  The Dollar Term Loan Facility is subject to a 0% LIBOR base rate floor and the Euro Term Loan Facility is subject to a 0% EURIBOR base rate floor.  Thus, the interest rate on the Dollar Term Loan Facility and the Euro Term Loan Facility will fluctuate when LIBOR or EURIBOR, respectively, exceeds that percentage. As of December 31, 2019, LIBOR was higher than the 0% floor and EURIBOR was lower than the 0% floor.

We use interest rate swaps to offset our exposure to interest rate movements. These outstanding interest rate swaps qualify and are designated as cash flow hedges of forecasted LIBOR-based interest payments. As of December 31, 2019, we were a fixed rate payer on four fixed-floating interest rate swap contracts that effectively fixed the LIBOR-based index used to determine the interest rates charged on our LIBOR-based variable rate borrowings. See Note 18 “Hedging Activities, Derivative Instruments, and Credit Risk” to our audited consolidated financial statements included elsewhere in this Form 10-K.

The following table presents the impact of hypothetical changes in market interest rates across the yield curve by 100 basis points, including the effect of our interest rate swaps for the years ended December 31, 2019 and 2018 on our interest expense.

	Year Ended December 31,
	2019	2018
Increase (decrease) in market interest rates
100 basis points	$4.7	$4.8
(100) basis points(1) (2)	(1.0)	(0.3)

(1)
A decrease in interest rates would not have impacted our interest expense in 2019 on EURIBOR debt which was lower than the 0% base rate floor under the Senior Secured Credit Facility for the entire fiscal year 2019, but would have impacted interest expense in 2019 on LIBOR debt which was higher than the 0% based rate floors under the Senior Secured Credit Facility for the year ended December 31, 2019.

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

Index
Foreign Currency Risk

We are exposed to foreign currency risks that arise from our global business operations. Changes in foreign currency exchange rates affect the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a subsidiary’s functional currency.  In 2019, the relative strengthening of the U.S. dollar against foreign currencies had an unfavorable impact on our revenues and results of operations while in 2018, the relative weakening of the U.S. dollar against foreign currencies had a favorable impact on our revenues and results of operations.  While future changes in foreign currency exchange rates are difficult to predict, our revenues and earnings may be adversely affected if the U.S. dollar strengthens against foreign currencies.

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

The table below presents the percentage of revenues and gross profit by principal currency for the years ended December 31, 2019 and 2018.

	U.S. Dollar	Euro	British Pound	Chinese Renminbi	Other
Year Ended December 31, 2019
Revenues	44%	31%	5%	6%	14%
Gross profit	42%	35%	6%	7%	10%

Year Ended December 31, 2018
Revenues	48%	30%	5%	5%	12%
Gross profit	48%	31%	5%	7%	9%

We utilize foreign currency denominated debt obligations supplemented from time to time with cross currency interest rate swaps designated as net investment hedges to selectively hedge portions of our investment in non-U.S. subsidiaries. The currency effects of the designated debt obligations and cross currency interest rate swaps are reflected in accumulated other comprehensive income within our stockholders’ equity, where they partially offset the currency translation effects of our investments in non-U.S. subsidiaries, which in turn partially offset gains and losses recorded on our net investments globally. These currency translation effects and offsetting impacts of our derivatives for the years ended December 31, 2019 and 2018 are summarized in Note 13 “Accumulated Other Comprehensive (Loss) Income” to our audited consolidated financial statements included elsewhere in this Form 10-K.

We also enter into foreign currency forward contracts to manage the risk arising from transaction gains and losses associated with intercompany loans with foreign subsidiaries. Our foreign currency forward contracts are typically short-term and are rolled forward as necessary upon settlement. As of December 31, 2019, we were party to six foreign currency forward contracts, all of which are carried on our balance sheet at fair value. See Note 18 “Hedging Activities, Derivative Instruments, and Credit Risk”  to our audited consolidated financial statements included elsewhere in this Form 10-K.

The table below presents, for the year ended December 31, 2019, the hypothetical effect of a 10% appreciation in the average exchange rate of the U.S. dollar relative to the principal foreign currencies in which our revenues and gross profit are denominated.

	Year Ended December 31, 2019
	Euro	British Pound	Chinese Renminbi
Revenues	$(69.2)	$(11.9)	$(13.5)
Gross profit	(30.1)	(5.3)	(6.7)

Index
ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Dollars in millions, except per share amounts)

	For the Years Ended December 31,
	2019	2018	2017
Revenues	$2,451.9	$2,689.8	$2,375.4
Cost of sales	1,540.2	1,677.3	1,477.5
Gross Profit	911.7	1,012.5	897.9
Selling and administrative expenses	436.4	434.6	446.2
Amortization of intangible assets	124.3	125.8	118.9
Impairment of other intangible assets	—	—	1.6
Other operating expense, net	75.7	9.1	222.1
Operating Income	275.3	443.0	109.1
Interest expense	88.9	99.6	140.7
Loss on extinguishment of debt	0.2	1.1	84.5
Other income, net	(4.7)	(7.2)	(3.4)
Income (Loss) Before Income Taxes	190.9	349.5	(112.7)
Provision (benefit) for income taxes	31.8	80.1	(131.2)
Net Income	159.1	269.4	18.5
Less: Net income attributable to noncontrolling interests	—	—	0.1
Net Income Attributable to Gardner Denver Holdings, Inc.	$159.1	$269.4	$18.4
Basic earnings per share	$0.78	$1.34	$0.10
Diluted earnings per share	$0.76	$1.29	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

Index

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	For the Years Ended December 31,
	2019	2018	2017
Comprehensive Income Attributable to Gardner Denver Holdings, Inc.
Net income attributable to Gardner Denver Holdings, Inc.	$159.1	$269.4	$18.4
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	(1.5)	(61.0)	106.0
Unrecognized gains on cash flow hedges, net	7.2	18.1	12.4
Pension and other postretirement prior service cost and gain or loss, net	(6.5)	(4.6)	24.2
Other comprehensive (loss) income, net of tax	(0.8)	(47.5)	142.6
Comprehensive income attributable to Gardner Denver Holdings, Inc.	$158.3	$221.9	$161.0
Comprehensive Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$—	$—	$0.1
Other comprehensive income, net of tax	—	—	—
Comprehensive income attributable to noncontrolling interests	$—	$—	$0.1
Total Comprehensive Income	$158.3	$221.9	$161.1

The accompanying notes are an integral part of these consolidated financial statements.

Index

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share amounts)

	December 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$505.5	$221.2
Accounts receivable, net of allowance for doubtful accounts of $18.4 and $17.4, respectively	459.1	525.4
Inventories	502.5	523.9
Other current assets	76.8	60.7
Total current assets	1,543.9	1,331.2
Property, plant and equipment, net of accumulated depreciation of $298.4 and $250.0, respectively	326.6	356.6
Goodwill	1,287.7	1,289.5
Other intangible assets, net	1,255.0	1,368.4
Deferred tax assets	3.0	1.3
Other assets	212.2	140.1
Total assets	$4,628.4	$4,487.1
Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings and current maturities of long-term debt	$7.6	$7.9
Accounts payable	322.9	340.0
Accrued liabilities	244.1	248.5
Total current liabilities	574.6	596.4
Long-term debt, less current maturities	1,603.8	1,664.2
Pensions and other postretirement benefits	99.7	94.8
Deferred income taxes	251.0	265.5
Other liabilities	229.4	190.2
Total liabilities	2,758.5	2,811.1
Commitments and contingencies (Note 20)
Stockholders’ equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 206,767,529 and 201,051,291 shares issued as of December 31, 2019 and December 31, 2018, respectively	2.1	2.0
Capital in excess of par value	2,302.0	2,282.7
Accumulated deficit	(141.4)	(308.7)
Accumulated other comprehensive loss	(256.0)	(247.0)
Treasury stock at cost; 1,701,785 and 2,881,436 shares as of December 31, 2019 and 2018, respectively	(36.8)	(53.0)
Total stockholders’ equity	1,869.9	1,676.0
Total liabilities and stockholders’ equity	$4,628.4	$4,487.1
The accompanying notes are an integral part of these consolidated financial statements.

Index

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions)

	For the Years Ended December 31,
	2019	2018	2017
Number of Common Shares Issued (in millions)
Balance at beginning of period	201.1	198.4	150.6
Common stock issued for initial public offering	—	—	47.5
Issuance of common stock for stock-based compensation plans	5.7	2.7	0.3
Balance at end of period	206.8	201.1	198.4
Common Stock
Balance at beginning of period	$2.0	$2.0	$1.5
Common stock issued for initial public offering	—	—	0.5
Issuance of common stock for stock-based compensation plans	0.1	—	—
Balance at end of period	$2.1	$2.0	$2.0
Capital in Excess of Par Value
Balance at beginning of period	$2,282.7	$2,275.4	$1,222.4
Common stock issued for initial public offering, net of underwriting discounts and commissions	—	—	897.2
Costs related to initial public offering	—	—	(4.6)
Issuance of common stock for stock-based compensation plans	34.5	6.8	0.7
Issuance of treasury stock for stock-based compensation plans	(26.4)	(10.4)	—
Stock-based compensation	11.2	10.9	157.3
Purchase of noncontrolling interest	—	—	2.4
Balance at end of period	$2,302.0	$2,282.7	$2,275.4
Accumulated Deficit
Balance at beginning of period	$(308.7)	$(577.8)	$(596.2)
Net income attributable to Gardner Denver Holdings, Inc.	159.1	269.4	18.4
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2017-12)	—	(0.3)	—
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2018-02)	8.2	—	—
Balance at end of period	$(141.4)	$(308.7)	$(577.8)
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(247.0)	$(199.8)	$(342.4)
Foreign currency translation adjustments, net	(1.5)	(61.0)	106.0
Unrecognized gains on cash flow hedges, net	7.2	18.1	12.4
Pension and other postretirement prior service cost and gain or loss, net	(6.5)	(4.6)	24.2
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2017-12)	—	0.3	—
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2018-02)	(8.2)	—	—
Balance at end of period	$(256.0)	$(247.0)	$(199.8)
Treasury Stock
Balance at beginning of period	$(53.0)	$(23.0)	$(19.4)
Purchases of treasury stock	(18.6)	(11.5)	(3.6)
Share repurchase program	—	(29.2)	—
Issuance of treasury stock for stock-based compensation plans	34.8	10.7	—
Balance at end of period	$(36.8)	$(53.0)	$(23.0)
Total Gardner Denver Holdings, Inc. Stockholders’ Equity	$1,869.9	$1,676.0	$1,476.8
Noncontrolling Interests
Balance at beginning of period	—	—	$5.9
Net income (loss) attributable to noncontrolling interests	—	—	0.1
Purchase of noncontrolling interest	—	—	(7.6)
Transfer of noncontrolling interest AOCI to consolidated AOCI	—	—	1.6
Balance at end of period	$—	$—	$—
Total Stockholders’ Equity	$1,869.9	$1,676.0	$1,476.8

The accompanying notes are an integral part of these consolidated financial statements.

Index

GARDNER DENVER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Years Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities
Net income	$159.1	$269.4	$18.5
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of intangible assets	124.3	125.8	118.9
Depreciation in cost of sales	44.3	44.8	46.6
Depreciation in selling and administrative expenses	9.5	9.8	8.3
Impairment of other intangible assets	—	—	1.6
Non-cash restructuring charges	3.3	—	—
Stock-based compensation expense	19.2	2.8	175.0
Foreign currency transaction losses (gains), net	8.1	(1.9)	9.3
Net loss (gain) on asset disposition	0.8	(1.1)	0.8
Loss on extinguishment of debt	0.2	1.1	84.5
Non-cash change in LIFO reserve	0.2	0.2	2.6
Deferred income taxes	(21.3)	4.0	(249.0)
Changes in assets and liabilities
Receivables	54.7	13.2	(65.7)
Inventories	18.7	(13.0)	(22.7)
Accounts payable	(9.2)	69.6	39.9
Accrued liabilities	(26.1)	(38.9)	(24.8)
Other assets and liabilities, net	(42.5)	(41.3)	56.7
Net cash provided by operating activities	343.3	444.5	200.5
Cash Flows From Investing Activities
Capital expenditures	(43.2)	(52.2)	(56.8)
Net cash paid in business combinations	(12.0)	(186.3)	(18.8)
Proceeds from the termination of derivatives	—	—	6.2
Disposals of property, plant and equipment	0.9	3.5	8.6
Net cash used in investing activities	(54.3)	(235.0)	(60.8)
Cash Flows From Financing Activities
Principal payments on long-term debt	(32.8)	(337.6)	(2,879.3)
Premium paid on extinguishment of senior notes	—	—	(29.7)
Proceeds from long-term debt	—	—	2,010.7
Proceeds from the issuance of common stock, net of share issuance costs	—	—	893.6
Purchases of treasury stock	(18.6)	(40.7)	(3.6)
Proceeds from stock option exercises	42.7	6.8	—
Payments of contingent consideration	(2.3)	(1.4)	—
Payments of debt issuance costs	(0.5)	—	(4.1)
Purchase of shares from noncontrolling interests	—	—	(5.2)
Other	—	(0.1)	0.2
Net cash used in financing activities	(11.5)	(373.0)	(17.4)
Effect of exchange rate changes on cash and cash equivalents	6.8	(8.6)	15.2
Increase (decrease) in cash and cash equivalents	284.3	(172.1)	137.5
Cash and cash equivalents, beginning of year	221.2	393.3	255.8
Cash and cash equivalents, end of year	$505.5	$221.2	$393.3

Supplemental Cash Flow Information
Cash paid for income taxes	$61.6	$103.1	$55.5
Cash paid for interest	$85.6	$98.5	$142.5
Debt issuance costs in accounts payable	$0.3	$—	$—
Debt issuance costs in accrued liabilities	$5.6	$—	$—
Capital expenditures in accounts payable	$4.8	$10.0	$6.5
Property and equipment acquired under capital leases	$—	$—	$7.8

The accompanying notes are an integral part of these consolidated financial statements.

Index

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

In May 2017, the Company sold a total of 47,495,000 shares of common stock in an initial public offering of shares of common stock.  On November 15, 2017, May 2, 2018 and October 31, 2018, the Company completed secondary offerings of 25,300,000 shares, 30,533,478 and 20,000,000 shares, respectively, of common stock held by affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”).  As a result of the secondary offerings, the Company is no longer considered a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”).  KKR owns 70,671,135 shares of common stock, or approximately 34% of the total outstanding common stock based on the number of shares outstanding as of December 31, 2019.

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

Revenue Recognition

On January 1, 2018, the Company adopted the Financial Accounting Standards Board (“FASB”) ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”).  The Company adopted the guidance using a modified retrospective approach.  Results for the years ended December 31, 2019 and 2018 were recorded under ASC 606 in the Consolidated Statements of Operations.  The results in the Consolidated Statements of Operations for the year ended December 31, 2017 were not adjusted from ASC 605, Revenue Recognition (“ASC 605”).  See Note 14 “Revenue from Contracts with Customers” for more discussion of the adoption of ASC 606 and the related significant accounting policies.

Leases

On January 1, 2019, the Company adopted FASB ASU 2016-02, Leases (Topic 842) (“ASC 842”) utilizing the optional transition method.  The guidance required the Company to recognize right-of-use lease assets and lease liabilities on the balance sheet for those leases classified as operating leases.  The Consolidated Balance Sheet as of December 31, 2019 reflects the adoption of ASC 842.  The Consolidated Balance Sheet as of December 31, 2018 was not adjusted from ASC 840, Leases (“ASC 840”).  See Note 16 “Leases” for further discussion of the Company’s operating and financing leases.

Index
Cost of Sales

Cost of sales includes the costs the Company incurs, including purchased materials, labor and overhead related to manufactured products and aftermarket parts sold during a period. Depreciation related to manufacturing equipment and facilities is included in cost of sales.  Purchased materials represent the majority of costs of sales, with steel, aluminum, copper and partially finished castings representing the most significant materials inputs.  Cost of sales for services includes the direct costs the Company incurs including direct labor, parts and other overhead costs including depreciation of equipment and facilities to deliver repair, maintenance, and other field services to the Company’s customers.

Selling and Administrative Expenses

Selling and administrative expenses consist of (i) employee related salary, stock-based compensation expense, benefits and other expenses for selling, administrative functions and other activities not associated with the manufacture of products or delivery of services to customers; (ii) the costs of marketing and direct costs of selling products and services to customers including internal and external sales commissions; (iii) facilities costs including office rent, maintenance, depreciation, and insurance for selling and administrative activities; (iv) research and development expenditures; (v) professional and consultant fees; and (vi) KKR fees and expenses; (vii) expenses related to the Company’s public stock offerings and to establish public company reporting compliance; and (viii) other miscellaneous expenses.

Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments primarily consisting of demand deposits and have original maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value. As of December 31, 2019 and 2018, cash of $3.4 million and $3.4 million, respectively, was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments on behalf of the Company.

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

Index
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

Index
In 2017, deferred stock units were granted and their respective fair values were estimated on the date of grant or modification using the Finnerty discount for lack of marketability pricing model.  The discount for lack of marketability is commensurate with the period of sale restrictions related to the Company’s initial public offering.

See Note 17 “Stock-Based Compensation Plans” for additional information regarding the Company’s equity compensation plans.

Pension and Other Postretirement Benefits

The Company sponsors a number of pension plans and other postretirement benefit plans worldwide. The calculation of the pension and other postretirement benefit obligations and net periodic benefit cost under these plans requires the use of actuarial valuation methods and assumptions. These assumptions include the discount rates used to value the projected benefit obligations, future rate of compensation increases, expected rates of return on plan assets and expected healthcare cost trend rates. The discount rates selected to measure the present value of the Company’s benefit obligations as of December 31, 2019 and 2018 were derived by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under the plans. In accordance with GAAP, actual results that differ from the Company’s assumptions are recorded in accumulated other comprehensive income (loss) and amortized through net periodic benefit cost over future periods. While management believes that the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement benefit obligations and future net periodic benefit cost.

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

On December 22, 2017, the Tax Act was enacted into law and the new legislation contains several key tax provisions that affected the Company, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others.  The Company was required to recognize the effect of the Tax Act in the period of enactment.  This included the determination of the transition tax, remeasurement of the Company’s U.S. deferred tax assets and liabilities as well as the reassessment of the net realizability of the Company’s deferred tax assets and liabilities.  In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Job Act (“SAB 118”), which allowed the Company to record provisional amounts during a measurement period not to extend more than one year subsequent to the enactment date. As a result, the Company previously provided a provisional estimate of the effect of the Tax Act in its financial statements for 2017 and through the first nine months of 2018.  In the fourth quarter of 2018, the Company completed its accounting for all of the enactment-date income tax effects of the Tax Act and increased the total benefit taken in 2017 of $95.3 million to $96.5 million.  Due to the Tax Act, the total U.S. deferred changed from a tax benefit of $89.6 million in 2017 to $74.5 million in 2018, with a 2018 measurement-period adjustment of $15.1 million. The ASC 740-30 (formally APB 23) liability reduction, relating to the permanently reinvested earnings in foreign subsidiaries assertion, changed from a tax benefit of $69.0 million in 2017 to $72.5 million in 2018, with a 2018 measurement-period adjustment of $3.5 million due to the policy change that occurred in 2018. The provisional one-time transition tax of $63.3 million in 2017 decreased to $50.5 million in 2018, with a 2018 measurement-period adjustment of $12.8 million. The total $1.2 million benefit had a (0.3)% impact to the overall rate in 2018.

Index
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

Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company has determined that it will follow the period cost method (option 1 above) going forward.  The tax provision for the year ended December 31, 2019 reflects this decision.  All of the additional calculations and rule changes found in the Tax Act have been considered in the tax provision for the  year ended December 31, 2019. The Company recorded a tax expense of $2.0 million in 2019 for the GILTI provisions of the Tax Act that were effective for the first time during 2018.

Research and Development

For the years ended December 31, 2019, 2018 and 2017, the Company spent approximately $25 million, $24 million, and $26 million, respectively, on research activities relating to the development of new products and new product applications. All such expenditures were funded by the Company, expensed as incurred and recorded to “Selling and administrative expenses” in the Consolidated Statements of Operations.

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

Comprehensive Income

The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of (i) unrealized foreign currency net gains and losses on the translation of the assets and liabilities of its foreign operations; (ii) realized and unrealized foreign currency gains and losses on intercompany notes of a long-term nature and hedges of net investments in foreign operations, net of income taxes; (iii) unrealized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes; and (iv) pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes. See Note 13 “Accumulated Other Comprehensive (Loss) Income.”

Index
Restructuring Charges

The Company incurs costs in connection with the closure and consolidation of facilities and other actions. Such costs include employee termination benefits (one-time arrangements and benefits attributable to prior service), termination of contractual obligations, non-cash asset charges and other direct incremental costs.

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

Earnings  per Share

The calculation of earnings per share (“EPS”) is based on the weighted-average number of the Company’s shares outstanding for the applicable period. The calculation of diluted earnings per share reflects the effect of all dilutive potential shares that were outstanding during the respective periods, unless the effect of doing so is antidilutive. The Company uses the treasury stock method to calculate the effect of outstanding share-based compensation awards.

Note 2:	New Accounting Standards

Adopted Accounting Standard Updates (“ASU”)

ASU 2016-02, Leases (Topic 842)

On January 1, 2019, the Company adopted FASB ASU 2016-02, Leases (Topic 842) (“ASC 842”) utilizing the optional transition method.  The amendments in this update replaced most of the existing GAAP lease accounting guidance in order to increase transparency and comparability among organizations by recognizing right-of-use lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP.  The amendments also expanded disclosure requirements for key information about leasing arrangements.  The Company elected the package of practical expedients in transition for leases that commenced prior to January 1, 2019 whereby these contracts were not reassessed or reclassified from their previous assessment as of December 31, 2018.  The Company updated its internal lease accounting policy to address the new standard, revised the Company’s business processes and controls and completed the implementation and data input for the Company’s lease accounting software solution.  The most significant impact of the standard on the Company was the recognition of an approximate $61.3 million operating right of use (“ROU”) asset and an approximate $61.4 million operating lease liability on the Consolidated Balance Sheet.  The standard did not have a material impact on the Company’s Consolidated Statements of Operations or the Company’s Consolidated Statements of Cash Flows.  See Note 16 “Leases” for further discussion of the Company’s operating and financing leases.

ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

On January 1, 2019, the Company adopted FASB ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The standard allowed a reclassification from accumulated other comprehensive (loss) income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act as of January 1, 2019.  The Company recorded a cumulative-effect adjustment on the adoption date decreasing “Accumulated deficit” in the Consolidated Balance Sheets by $8.2 million and increasing “Accumulated other comprehensive loss” in the Consolidated Balance Sheets by $8.2 million.

Index

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions and amending and clarifying existing guidance. The guidance is effective for public companies beginning with the annual report for fiscal year 2020. Early adoption is permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements and evaluating the timing of adoption.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update eliminate, add and modify certain disclosure requirements for fair value measurements as part of its disclosure framework project. The guidance is effective for public companies beginning in the first quarter of 2020.  This ASU will have an immaterial impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this eliminate, add and modify certain disclosure requirements for defined benefit pension plans. The guidance is effective for public companies beginning with its annual report for fiscal year 2020.  This ASU will have an immaterial impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40); Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update require implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangement plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The Company is required to adopt this new guidance in the first quarter of 2020.  The Company concluded that this ASU will have an immaterial impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which adds an impairment model that is based on expected losses rather than incurred losses and is called the Current Expected Credit Losses (“CECL”) model.  This impairment model is applicable to loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables as well as any other financial asset with the contractual right to receive cash.  Under the new model, an allowance equal to the estimate of lifetime expected credit losses is recognized which will result in more timely loss recognition.  The guidance is intended to reduce complexity by decreasing the number of credit impairment models.  This guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings in the period of adoption.  The Company is required to adopt this new guidance in the first quarter of 2020.  The Company reviewed the impact of this ASU on its consolidated financial statements and concluded that any cumulative-effect adjustment would be immaterial.

Note 3:	Business Combinations

The Company acquired seven businesses during the three years ended December 31, 2019. Proforma information has not been provided as the acquisitions did not have a material impact on the Company’s Consolidated Statements of Operations individually or in the aggregate.

Acquisition of Air Compressors and Blowers North Limited

On August 19, 2019, the Company acquired Air Compressors and Blowers North Limited (“ACBN”), a provider of vacuum pumps, blowers and compressors. The Company acquired certain assets of ACBN for total consideration of $7.0 million, which consisted of cash payments of $5.9 million and a $1.1 million deferred payment. The deferred payment is expected to be paid by the end of the first quarter of 2021 and is recorded in “Other liabilities” in the Consolidated Balance Sheets. The revenues and operating income of ACBN are included in the Company’s consolidated financial statements from the acquisition date and are included in the Industrials segment.  None of the goodwill resulting from this acquisition is deductible for tax purposes.

Index

Acquisition of Oina VV AB

On July 3, 2019, the Company acquired Oina VV AB (“Oina”) which specializes in customized pump solutions for liquid handling processes for use in medical, process and industrial applications. The Company acquired all of the assets and assumed certain liabilities of Oina for total consideration, net of cash acquired, of $10.0 million, which consisted of cash payments of $5.6 million, a $1.6 million holdback, and up to $2.8 million in contingent earn-out provisions. The $1.6 million holdback is expected to be paid by the end of the first quarter of 2021 and is recorded in “Other liabilities” in the Consolidated Balance Sheets.  The revenues and operating income of Oina are included in the Company’s consolidated financial statements from the acquisition date and are included in the Medical segment. None of the goodwill resulting from this acquisition is deductible for tax purposes.

Acquisition of MP Pumps, Inc.

On December 12, 2018, the Company acquired MP Pumps, Inc. (“MP Pumps”), a leading manufacturer of specialty industrial pumps and associated aftermarket parts. The Company acquired all of the assets and assumed certain liabilities of MP Pumps for total consideration, net of cash acquired, of $58.5 million, which consisted of cash payments of $57.8 million and a $0.7 million holdback.  Purchase price adjustments reduced the holdback to $0.5 million and it was paid in the first quarter of 2019 and recorded in “Net cash paid in business combinations” in the Consolidated Statements of Cash Flows. The revenues and operating income of MP Pumps are included in the Company’s consolidated financial statements from the acquisition date and are included in the Industrials segment. None of the goodwill resulting from this acquisition is deductible for tax purposes.

Acquisition of DV Systems, Inc.
On November 2, 2018, the Company acquired DV Systems, Inc. (“DV Systems”), a leading manufacturer of rotary screws and piston compressors and associated aftermarket parts. The Company acquired all of the assets and assumed certain liabilities of DV Systems for total consideration, net of cash acquired, of $16.1 million, which consisted of cash payments of $14.8 million and a $1.3 million holdback. Purchase price adjustments increased the holdback to $1.4 million of which $0.3 million was paid in the fourth quarter of 2019 and recorded in “Payments of contingent consideration” in the Consolidated Statements of Cash Flows.  Of the $1.1 million holdback, $0.6 million is expected to be paid by the end of the first quarter of 2020 and $0.5 million is expected to be paid by the end the fourth quarter of 2020. The remaining $1.1 million holdback is recorded in “Accrued liabilities”. The revenues and operating income of DV Systems are included in the Company’s consolidated financial statements from the acquisition date and are included in the Industrials segment. None of the goodwill resulting from this acquisition is deductible for tax purposes.

Acquisition of PMI Pump Parts

On May 29, 2018, the Company acquired PMI Pump Parts (“PMI”), a leading manufacturer of plungers and other well service pump consumable products. The Company acquired all of the assets and assumed certain liabilities of PMI for total consideration, net of cash acquired, of $21.0 million, which consisted of cash payments of $18.8 million, a $2.0 million promissory note and a $0.2 million holdback. The $0.2 million holdback and $1.0 million of the promissory note were paid in the fourth quarter of 2018. The remaining $1.0 million of the promissory note was paid in the second quarter of 2019 and recorded in “Payments of contingent consideration” in the Consolidated Statements of Cash Flows. The revenues and operating income of PMI are included in the Company’s consolidated financial statements from the acquisition date and are included in the Energy segment.  None of the goodwill resulting from this acquisition is deductible for tax purposes.

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

Acquisition of LeROI Compressors

On June 5, 2017, the Company acquired 100% of the stock of LeROI Compressors (“LeROI”), a leading North American manufacturer of gas compression equipment and solutions for vapor recovery, biogas and other process and industrial applications.  The Company acquired all of the assets and assumed certain liabilities of LeROI for total cash consideration of $20.4 million, net of cash acquired.  Included in the cash consideration was an indemnity holdback of $1.9 million.  During 2018, the holdback was adjusted to $1.7 million for repairs and further reduced by a $0.2 million payment made in the fourth quarter of 2018.  The holdback payment was recorded in “Payments of contingent consideration” in the Consolidated Statements of Cash Flows. Of the $1.5 million holdback, $1.0 million was paid in the second quarter of 2019 and $0.5 million is expected to be paid by the end of the second quarter of 2021. The remaining $0.5 million holdback is recorded in “Other liabilities.” The revenues and operating income of LeROI are included in the Company’s consolidated financial statements from the acquisition date and are included in the Industrials segment.  None of the goodwill resulting from this acquisition is deductible for tax purposes.

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

Acquisition Revenues and Operating Income

The revenue included in the financial statements for these acquisitions subsequent to their acquisition date was $137.6 million, $96.2 million and $13.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.  For the years ended December 31, 2019, 2018 and 2017, operating income included in the financial statements for the acquisitions described above, subsequent to their date of acquisition was $19.1 million, $8.3 million and $1.4 million, respectively.

Transaction with Ingersoll Rand

On April 30, 2019, the Company entered into a definitive agreement with Ingersoll-Rand plc (“Ingersoll Rand”) pursuant to which Ingersoll Rand will separate its Industrial segment (“Ingersoll Rand Industrial”) and then combine it with the Company (the “Merger Agreement”). The transaction is expected to close during early 2020 and will be effected through a “Reverse Morris Trust” transaction pursuant to which Ingersoll Rand Industrial is expected to be spun-off to Ingersoll Rand’s shareholders and simultaneously merged with and surviving as a wholly-owned subsidiary of Gardner Denver (the “Merger”). Under the terms of the Merger Agreement, which has been unanimously approved by the Boards of Directors of Ingersoll Rand and the Company, at the time of close, Ingersoll Rand will receive $1.9 billion in cash from Ingersoll Rand Industrial that will be funded by newly-issued debt assumed by the Company in the Merger. Upon close of the transaction, existing Ingersoll Rand shareholders will receive 50.1% of the shares of the Company on a fully diluted basis.

Note 4:	Restructuring

Restructuring Programs 2014 to 2016

The Company announced restructuring programs in 2014 and 2016 impacting the Industrials, Energy and Medical segments.  These programs were substantially completed as of December 31, 2017. Through December 31, 2017, $48.0 million had been charged to expense through “Other operating expense, net” in the Consolidated Statements of Operations ($38.5 million for Industrials, $6.3 million for Energy and $3.2 million for Medical).  The Company does not anticipate any material future expense related to these restructuring programs and any remaining liabilities will be paid as contractually obligated.

As of December 31, 2018, a restructuring reserve of $1.3 million related to these programs was included in “Accrued liabilities” and a restructuring reserve of $0.1 million was included in “Other liabilities” in the Consolidated Balance Sheets.  As of December 31, 2019, there were no remaining restructuring reserves related to these programs in the Consolidated Balance Sheets.

Restructuring Program 2018 to 2019

In the third quarter of 2018, the Company announced a restructuring program that primarily involved workforce reductions and facility consolidation. This restructuring program was substantially completed as of December 31, 2019.  Through December 31, 2019, $26.5 million was charged to expense through ‘‘Other operating expense, net’’ in the Consolidated Statements of Operations ($15.9 million for Industrials, $7.9 million for Energy, $1.6 million for Medical and $1.1 million for Corporate).  Additionally, $3.3 million of non-cash asset write-offs in the Energy segment were charged to expense through ‘‘Other operating expense, net’’ in the Consolidated Statements of Operations.  The Company does not anticipate any material future expense related to this restructuring program and any remaining liabilities will be paid as contractually obligated.

Index
The following table summarizes the activity associated with the Company’s restructuring programs for the years ended December 31, 2018 and 2019, respectively.

Balance as of December 31, 2017	$—
Charged to expense - termination benefits	11.5
Charged to expense - other	1.2
Payments	(4.1)
Other, net	0.2
Balance as of December 31, 2018	$8.8
Charged to expense - termination benefits	10.8
Charged to expense - other	3.0
Payments	(17.8)
Other, net	0.2
Balance as of December 31, 2019	$5.0

The restructuring reserve related to these programs was $5.0 million and $8.8 million as of December 31, 2019 and 2018, respectively, and recorded in “Accrued liabilities” in the Consolidated Balance Sheets.

Note 5:	Allowance for Doubtful Accounts

The allowance for doubtful trade accounts receivable for the years ended December 31, 2019, 2018 and 2017 consisted of the following.

	2019	2018	2017
Balance at beginning of the period	$17.4	$18.7	$18.7
Provision charged to expense	3.6	1.8	3.5
Write-offs, net of recoveries	(2.4)	(2.2)	(4.8)
Charged to other accounts(1)	(0.2)	(0.9)	1.3
Balance at end of the period	$18.4	$17.4	$18.7

(1)	Primarily includes the effect of foreign currency translation adjustments for the Company's subsidiaries with functional currencies other than the USD.

Note 6:  Inventories

Inventories as of December 31, 2019 and 2018 consisted of the following.

	2019	2018
Raw materials, including parts and subassemblies	$370.5	$369.2
Work-in-process	47.6	58.1
Finished goods	71.4	83.4
	489.5	510.7
Excess of LIFO costs over FIFO costs	13.0	13.2
Inventories	$502.5	$523.9

As of December 31, 2019, $371.3 million (74%) of the Company’s inventory is accounted for on a first-in, first-out (“FIFO”) basis and the remaining $131.2 million (26%) is accounted for on a last-in, first-out (“LIFO”) basis.

As of December 31, 2018, $390.8 million (75%) of the Company’s inventory is accounted for on a first-in, first-out (“FIFO”) basis and the remaining $133.1 million (25%) is accounted for on a last-in, first-out (“LIFO”) basis.

Index

Note 7:  Property, Plant and Equipment

Property, plant and equipment, net as of December 31, 2019 and 2018 consisted of the following.

	2019	2018
Land and land improvements	$33.7	$35.0
Buildings	135.0	140.8
Machinery and equipment	294.9	275.9
Tooling, dies, patterns, etc	68.7	61.7
Office furniture and equipment	40.9	40.1
Other	19.6	18.9
Construction in progress	32.2	34.2
	625.0	606.6
Accumulated depreciation	(298.4)	(250.0)
Property, plant and equipment, net	$326.6	$356.6

Note 8:  Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill attributable to each reportable segment for the years ended December 31, 2019 and 2018 are as follows.

	Industrials	Energy	Medical	Total
Balance as of December 31, 2017	$561.6	$460.2	$205.8	$1,227.6
Acquisitions	89.2	8.7	—	97.9
Foreign currency translation and other(1)	(18.1)	(15.3)	(2.6)	(36.0)
Balance as of December 31, 2018	632.7	453.6	203.2	1,289.5
Acquisitions	6.3	—	2.0	8.3
Foreign currency translation and other(1)	(2.9)	(5.2)	(2.0)	(10.1)
Balance as of December 31, 2019	$636.1	$448.4	$203.2	$1,287.7

(1)	During the years ended December 31, 2018 and 2019, the Company recorded immaterial measurement period adjustments.

The Company acquired two businesses during the year ended December 31, 2019.  The excess of the purchase price over the estimated fair values of intangible assets, identifiable assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price was preliminary for these acquisitions and is subject to refinement based on final fair values of the identified assets acquired and liabilities assumed. The goodwill attributable to the two businesses is as follows.

2019 Acquisitions	Date of Acquisition	Industrials	Energy	Medical	Total
Oina	July 3, 2019	$—	$—	$2.0	$2.0
ACBN	August 19, 2019	6.3	—	—	6.3
		$6.3	$—	$2.0	$8.3

The Company acquired four businesses during the year ended December 31, 2018.  The excess of the purchase price over the estimated fair values of intangible assets, identifiable assets and assumed liabilities was recorded as goodwill. The goodwill attributable to the four businesses is as follows.

2018 Acquisitions	Date of Acquisition	Industrials	Energy	Medical	Total
Runtech	February 8, 2018	$63.6	$—	$—	$63.6
PMI Pumps	May 29, 2018	—	8.7	—	8.7
DV Systems	November 2, 2018	4.7	—	—	4.7
MP Pumps	December 12, 2018	20.9	—	—	20.9
		$89.2	$8.7	$—	$97.9

For the years ended December 31, 2019, 2018 and 2017, each reporting unit’s fair value was in excess of its net carrying value, and therefore, no goodwill impairment was recorded.

Index
As of December 31, 2019 and 2018, goodwill included a total of $563.9 million of accumulated impairment losses within the Energy segment since the date of the KKR Transaction.

Other Intangible Assets

Other intangible assets as of December 31, 2019 and 2018 consisted of the following.

	2019		2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists and relationships	$1,238.7	$(673.9)	$1,245.5	$(567.8)
Technology	30.2	(6.0)	21.7	(4.8)
Trademarks	40.4	(11.9)	44.9	(13.0)
Backlog	—	—	68.8	(68.6)
Other	64.0	(40.8)	62.3	(31.9)
Unamortized intangible assets:
Trademarks	614.3	—	611.3	—
Total other intangible assets	$1,987.6	$(732.6)	$2,054.5	$(686.1)

Amortization of intangible assets was $124.3 million, $125.8 million and $118.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization of intangible assets is anticipated to be approximately $112.5 million annually in 2020 through 2024 based upon currency exchange rates as of December 31, 2019.

The Company tests indefinite-lived intangible assets for impairment annually in the fourth quarter of each year using data as of October 1 of that year. The Company determines fair values for each of the indefinite-lived intangible assets using a relief from royalty methodology.

The Company did not record an impairment charge for the years ended December 31, 2019 and 2018, related to indefinite-lived intangible assets as a result of the annual impairment test.

In the fourth quarter of 2017, as a result of the annual impairment test of indefinite-lived intangible assets, the Company recorded an impairment charge of $1.6 million related to indefinite-lived trademarks, including $1.3 million related to two trademarks in the Industrials segment and $0.3 million related to an indefinite-lived trademark in the Energy segment. The impairments were included in “Impairments of other intangible assets” in the Consolidated Statements of Operations.

Note 9:  Accrued Liabilities

Accrued liabilities as of December 31, 2019 and 2018 consisted of the following:

	2019	2018
Salaries, wages, and related fringe benefits	$60.7	$62.9
Restructuring	5.0	10.1
Taxes	22.5	24.3
Contract liabilities	51.7	69.6
Product warranty	22.7	23.9
Accrued interest	0.7	0.3
Operating lease liabilities(1)	17.1	—
Other	63.7	57.4
Total accrued liabilities	$244.1	$248.5

(1)
The Company adopted ASU 2016-02, Leases, on January 1, 2019 using the optional transition method.  See Note 2 “New Accounting Standards” for further discussion of the adoption of ASU 2016-02 and Note 16 “Leases” for discussion of the Company’s operating and financing leases.

Index
A reconciliation of the changes in the accrued product warranty liability for the years ended December 31, 2019 and 2018 is as follows.

	2019	2018
Balance at the beginning of period	$23.9	$22.3
Product warranty accruals	30.8	25.6
Settlements	(31.9)	(24.6)
Charged to other accounts (1)	(0.1)	0.6
Balance at the end of period	$22.7	$23.9

(1)
Includes primarily the effects of foreign currency translation adjustments for the Company’s subsidiaries with functional currencies other than the USD and changes in the accrual related to acquisitions or divestitures of businesses.

Note 10: Debt

Debt as of December 31, 2019 and 2018 consisted of the following.

	2019	2018
Short-term borrowings	$—	$—
Long-term debt
Revolving credit facility, due 2024(1)	$—	$—
Receivables financing agreement, due 2020	—	—
Term loan denominated in U.S. dollars, due 2024(2)	927.6	952.6
Term loan denomoinated in Euros, due 2024(3)	673.9	696.5
Finance leases and other long-term debt	18.0	26.3
Unamortized debt issuance costs	(8.1)	(3.3)
Total long-term debt, net, including current maturities	1,611.4	1,672.1
Current maturities of long-term debt	7.6	7.9
Total long-term debt, net	$1,603.8	$1,664.2

(1)	On June 28, 2019, the Revolving Credit Facility’s maturity was extended to June 28, 2024 as part of the Amendment described within this Note. As of December 31, 2018, the maturity was April 30, 2020.

(2)	As of December 31, 2019, the applicable interest rate was 4.55% and the weighted-average rate was 5.01% for the year ended December 31, 2019.

(3)	As of December 31, 2019, the applicable interest rate was 3.00% and the weighted-average rate was 3.00% for the year ended December 31, 2019.

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

Index

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

The Company entered into Amendment No. 1 to the Senior Secured Credit Facilities with UBS AG, Stamford Branch, as administrative agent, and the lenders and other parties thereto on March 4, 2016 (“Amendment No.1”), Amendment No. 2 on August 17, 2017 (“Amendment No.2”) and Amendment No. 3 on December 13, 2018 (“Amendment No.3”).

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

The Company entered into Amendment No. 4 to the Senior Secured Credit Facilities with UBS AG, Stamford Branch, as Resigning Agent and Citibank, N.A. as Successor Agent on June 28, 2019 (“Amendment No. 4”).  Amendment No. 4 (i) refinanced the existing senior secured revolving credit facility with a replacement $450.0 million senior secured revolving credit facility (the “New Revolving Credit Facility”); (ii) extended the maturity of the revolving credit facility to June 28, 2024, (iii) terminated the revolving credit facility commitments of certain lenders under the existing senior secured revolving credit facility under the Senior Secured Credit Facilities, (iv) provided for up to $200.0 million of the New Revolving Credit Facility to be available for the purpose of issuing letters of credit; (v) provided for the replacement of GD First (UK) Limited by Gardner Denver Holdings, Ltd. as the UK Borrower under the Amended Senior Secured Credit Facilities; (vi) transferred the Administrative Agent, Collateral Agent and Swingline Lender roles under the Amended Senior Secured Credit Facilities to Citibank, N.A; and (vii) made certain other corresponding technical changes and updates. At the consummation of the pending merger between Gardner Denver Holdings, Inc., and Ingersoll-Rand plc, Amendment No. 4 increases the aggregate amount of the New Revolving Credit Facility to $1,000.0 million and increases the capacity under the New Revolving Credit Facility to issue letters of credit to $400.0 million.  As a result of Amendment No. 4, the Company wrote off $0.2 million of debt issuance costs to the “Loss on extinguishment of debt” in the Consolidated Statements of Operations for the year ended December 31, 2019.

As of December 31, 2019, the Company had no outstanding borrowings, $4.4 million of outstanding letters of credit under the New Revolving Credit Facility and unused availability of $445.6 million.

Interest Rate and Fees

Borrowings under the Dollar Term Loan Facility, the Euro Term Loan Facility and the New Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) the greater of LIBOR for the relevant interest period or 0.00% per annum, in each case adjusted for statutory reserve requirements, plus an applicable margin or (b) a base rate (the ‘‘Base Rate’’) equal to the highest of (1) the rate of interest publicly announced by the administrative agent as its prime rate in effect at its principal office in Stamford, Connecticut, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month, adjusted for statutory reserve requirements, plus 1.00%, in each case, plus an applicable margin. The applicable margin for (i) the Dollar Term Loan Facility is 2.75% for LIBOR loans and 1.75% for Base Rate loans, (ii) the Revolving Credit Facility is 2.25% for LIBOR loans and 1.25% for Base Rate loans and (iii) the Euro Term Loan Facility is 3.00% for LIBOR loans.

Index

The applicable margins under the New Revolving Credit Facility may decrease based upon the Company’s achievement of certain Consolidated Senior Secured Debt to Consolidated EBITDA Ratios. In addition to paying interest on outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay a commitment fee of 0.50% per annum to the lenders under the New Revolving Credit Facility in respect of the unutilized commitments thereunder. The commitment fee rate was reduced to 0.375% because the Company’s Consolidated Senior Secured Debt to Consolidated EBITDA Ratio is less than or equal to 3.0 to 1.0. The Company must also pay customary letter of credit fees.

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
Amortization and Final Maturity

The Dollar Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Dollar Term Loan Facility, with the balance being payable on July 30, 2024. In June 2018, September 2018 and December 2018 the Company used excess cash to repay $100.0 million, $150.0 million and $73.3 million, respectively, of principal on outstanding borrowings under the Dollar Term Loan Facility.  As a result of the June 2018 prepayment, the Company is no longer subject to mandatory quarterly principal installment payments on the Dollar Term Loan Facility.  The prepayments resulted in the write-off of unamortized debt issuance costs of $0.5 million for the year ended December 31, 2018, included in “Loss on extinguishment of debt” in the Consolidated Statements of Operations. In March 2019, the Company used excess cash to repay $25.0 million of principal on outstanding borrowings under the Dollar Term Loan Facility.

The Euro Term Loan Facility includes repayments in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Euro Term Loan Facility, with the balance being payable on July 30, 2024.
In May 2017, the Company used a portion of the proceeds from the initial public offering to repay $276.8 million principal amount of outstanding borrowings under the Original Dollar Term Loan Facility at par plus accrued and unpaid interest to the date of prepayment of $1.5 million.  The prepayment resulted in the write-off of unamortized debt issuance costs of $4.3 million and unamortized discounts of $0.7 million included in “Loss on extinguishment of debt” in the Consolidated Statements of Operations.

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

Index

The Revolving Credit Facility also requires the Company’s Consolidated Senior Secured Debt to Consolidated EBITDA Ratio to not exceed 6.25 to 1.00 for each fiscal quarter when outstanding revolving credit loans and swingline loans plus non-cash collateralized letters of credit under the Revolving Credit Facility (excluding (a) letters of credit in an aggregate amount not to exceed $80.0 million existing on the date of the closing of the Senior Secured Credit Facilities and any extensions thereof, replacement letters of credit or letters of credit issued in lieu thereof, in each case, to the extent the face amount of such letters of credit is not increased above the face amount of the letter of credit being extended, replaced or substituted and (b) non-cash collateralized letters of credit in an aggregate amount not to exceed Letters of Credit Outstanding on the Amendment No. 4 Effective Date), exceeds (i) 40.0% of the aggregate 2019 Revolving Credit Commitments or (ii) prior to the earlier to occur of the satisfaction of the Increased Availability Condition and the 2019 Revolving Commitment Reduction Date, 40.0% of the lesser of (A) $450.0 million and (B) the aggregate 2019 Revolving Credit Commitments.

The Senior Secured Credit Facilities also contain certain customary affirmative covenants and events of default.

Receivables Financing Agreement

In May 2016, the Company entered into the Receivables Financing Agreement, providing for aggregated borrowing of up to $75.0 million governed by a borrowing base. The Receivables Financing Agreement provides for a lower cost alternative for the issuance of letters of credit with the remaining unused capacity providing additional liquidity. On June 30, 2017, the Company signed the first amendment of the Receivables Financing Agreement which increased the aggregated borrowing capacity by $50.0 million to $125.0 million governed by a borrowing base and extended the term to June 30, 2020. The Receivables Financing Agreement terminates on June 30, 2020, unless terminated earlier pursuant to its terms.  As of December 31, 2019, the Company had no outstanding borrowings, $27.6 million of letters of credit outstanding and $62.4 million of capacity available under the Receivables Financing Agreement.

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

Senior Notes

In May 2017, the Company used a portion of the proceeds from the initial public offering to redeem all $575.0 million aggregate principal amount of its Senior Notes at a price of 105.156% of the principal amount redeemed, equal to $604.6 million, plus accrued and unpaid interest to the date of redemption of $10.2 million.  The redemption of the Senior Notes resulted in the write-off of unamortized debt issuance costs of $15.8 million which was included in “Loss on extinguishment of debt” in the Consolidated Statements of Operations.  The premium paid on the Senior Notes, $29.7 million, was included in “Loss on extinguishment of debt” in the Consolidated Statements of Operations.

Total Debt Maturities

Total debt maturities for the five years subsequent to December 31, 2019 and thereafter are approximately $7.6 million, $7.7 million, $7.8 million, $7.9 million, $1,575.0 million and $13.5 million, respectively.

Index

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

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Other Postretirement Benefits
	2019	2018	2019	2018	2019	2018
Reconciliation of Benefit Obligations:
Beginning balance	$57.4	$59.7	$304.9	$335.9	$3.1	$3.4
Service cost	—	—	1.5	1.8	—	—
Interest cost	2.2	2.1	7.7	7.5	0.1	0.1
Plan amendments	—	—	—	3.6	—	—
Actuarial losses (gains)	4.3	0.4	35.9	(16.8)	0.4	(0.1)
Benefit payments	(2.8)	(2.9)	(10.3)	(10.2)	(0.2)	(0.2)
Plan settlements	(1.3)	(1.9)	—	—	—	—
Effect of foreign currency exchange rate changes	—	—	6.8	(16.9)	—	(0.1)
Benefit obligations ending balance	$59.8	$57.4	$346.5	$304.9	$3.4	$3.1
Reconciliation of Fair Value of Plan Assets:
Beginning balance	$57.7	$63.1	$212.2	$238.7
Actual return on plan assets	7.4	(0.7)	35.3	(8.1)
Employer contributions	0.1	0.1	4.3	4.2
Plan settlements	(1.3)	(1.9)	—	—
Benefit payments	(2.8)	(2.9)	(10.3)	(10.2)
Effect of foreign currency exchange rate changes	—	—	7.6	(12.4)
Fair value of plan assets ending balance	$61.1	$57.7	$249.1	$212.2

Funded Status as of Period End	$1.3	$0.3	$(97.4)	$(92.7)	$(3.4)	$(3.1)

Index
Amounts recognized as a component of accumulated other comprehensive (loss) income as of December 31, 2019 and 2018 that have not been recognized as a component of net periodic benefit cost are presented in the following table.

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Postretirement Benefits
	2019	2018	2019	2018	2019	2018
Net actuarial losses (gains)	$5.7	$6.7	$58.8	$48.9	$0.2	$(0.2)
Prior service cost	—	—	3.5	3.5	—	—
Amounts included in accumulated other comprehensive (loss) income	$5.7	$6.7	$62.3	$52.4	$0.2	$(0.2)

For defined benefit pension plans, the Company estimates that $2.9 million of net losses and $0.2 million of prior service costs will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost during the year ending December 31, 2020. For other postretirement benefit plans, the Company estimates no net losses and prior service costs will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost during the year ending December 31, 2020.

Pension and other postretirement benefit liabilities and assets are included in the following captions in the Consolidated Balance Sheets as of December 31, 2019 and 2018.

	2019	2018
Other assets	$2.3	$1.4
Accrued liabilities	(2.2)	(2.1)
Pension and other postretirement benefits	(99.7)	(94.8)

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2019 and 2018.

	U.S. Pension Plans		Non-U.S. Pension Plans
	2019	2018	2019	2018
Projected benefit obligations	$1.0	$1.0	$330.1	$291.7
Accumulated benefit obligation	$1.0	$1.0	$325.3	$288.1
Fair value of plan assets	$—	$—	$235.3	$201.2

The accumulated benefit obligation for all U.S. defined benefit pension plans was $59.8 million and $57.4 million as of December 31, 2019 and 2018, respectively. The accumulated benefit obligation for all non-U.S. defined benefit pension plans was $339.1 million and $299.1 million as of December 31, 2019 and 2018, respectively.

Index
The following tables provide the components of net periodic benefit cost (income) and other amounts recognized in other comprehensive (loss) income, before income tax effects, for the years ended December 31, 2019, 2018 and 2017.

	U.S. Pension Plans
	2019	2018	2017
Net Periodic Benefit Cost (Income):
Service cost	$—	$—	$—
Interest cost	2.2	2.1	2.3
Expected return on plan assets	(2.2)	(4.7)	(4.4)
Amortization of prior-service cost	—	—	—
Amortization of net actuarial loss	0.1	—	—
Net periodic benefit cost (income)	0.1	(2.6)	(2.1)
Loss due to settlement	—	—	—
Total net periodic benefit cost (income) recognized	$0.1	$(2.6)	$(2.1)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Net actuarial (gain) loss	$(0.9)	$5.8	$(1.5)
Amortization of net actuarial loss	(0.1)	—	—
Prior service cost	—	—	—
Amortization of prior service cost	—	—	—
Effect of foreign currency exchange rate changes	—	—	—
Total recognized in other comprehensive (loss) income	$(1.0)	$5.8	$(1.5)
Total recognized in net periodic benefit (income) cost and other comprehensive (loss) income	$(0.9)	$3.2	$(3.6)

	Non-U.S. Pension Plans
	2019	2018	2017
Net Periodic Benefit Cost (Income):
Service cost	$1.5	$1.8	$1.9
Interest cost	7.7	7.5	7.8
Expected return on plan assets	(10.3)	(11.6)	(10.4)
Amortization of prior-service cost	0.1	—	—
Amortization of net actuarial loss	2.0	1.8	5.0
Net periodic benefit cost (income)	$1.0	$(0.5)	$4.3
Loss due to curtailments	—	—	—
Total net periodic benefit cost (income) recognized	$1.0	$(0.5)	$4.3
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Net actuarial loss (gain)	$10.9	$2.9	$(29.9)
Amortization of net actuarial loss	(2.0)	(1.8)	(5.0)
Prior service cost	—	3.7	—
Amortization of prior service cost	(0.1)	—	—
Effect of foreign currency exchange rate changes	1.1	(2.8)	6.5
Total recognized in other comprehensive (loss) income	$9.9	$2.0	$(28.4)
Total recognized in net periodic benefit cost (income) and other comprehensive (loss) income	$10.9	$1.5	$(24.1)

Index
	Other Postretirement Benefits
	2019	2018	2017
Net Periodic Benefit Cost:
Service cost	$—	$—	$—
Interest cost	0.1	0.1	0.1
Expected return on plan assets	—	—	—
Amortization of prior-service cost	—	—	—
Amortization of net actuarial loss	—	—	—
Net periodic benefit cost	$0.1	$0.1	$0.1
Loss due to curtailments or settlements	—	—	—
Total net periodic benefit cost recognized	$0.1	$0.1	$0.1
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Net actuarial loss (gain)	$0.4	$(0.1)	$0.2
Amortization of net actuarial loss	—	—	—
Prior service cost	—	—	—
Amortization of prior service cost	—	—	—
Effect of foreign currency exchange rate changes	—	0.1	—
Total recognized in other comprehensive (loss) income	$0.4	$—	$0.2
Total recognized in net periodic benefit cost and other comprehensive (loss) income	$0.5	$0.1	$0.3

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

The following weighted-average actuarial assumptions were used to determine net periodic benefit cost (income) for the years ended December 31, 2019, 2018 and 2017.

	Pension Benefits - U.S. Plans
	2019	2018	2017
Discount rate	4.0%	3.6%	4.0%
Expected long-term rate of return on plan assets	4.0%	7.75%	7.75%

	Pension Benefits - Non-U.S. Plans
	2019	2018	2017
Discount rate	2.6%	2.3%	2.3%
Expected long-term rate of return on plan assets	4.9%	5.0%	5.0%
Rate of compensation increases	2.8%	2.8%	2.8%

	Other Postretirement Benefits
	2019	2018	2017
Discount rate	4.7%	4.4%	4.7%

Index
The following weighted-average actuarial assumptions were used to determine benefit obligations for the years ended December 31, 2019 and 2018:

	Pension Benefits - U.S. Plans
	2019	2018
Discount rate	3.0%	4.0%

	Pension Benefits - Non-U.S. Plans
	2019	2018
Discount rate	1.7%	2.6%
Rate of compensation increases	2.7%	2.8%

	Other Postretirement Benefits
	2019	2018
Discount rate	3.8%	4.7%

The following actuarial assumptions were used to determine other postretirement benefit plans costs and obligations for the years ended December 31, 2019, 2018 and 2017.

	Other Postretirement Benefits
	2019	2018	2017
Healthcare cost trend rate assumed for next year	7.1%	7.9%	8.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	7.1%	7.9%	8.4%
Year that the date reaches the ultimate trend rate	2021	2020	2019

A one-percentage-point increase or decrease in assumed healthcare cost trend rates as of December 31, 2019 would have less than a $0.1 million impact on total service and interest cost components of net periodic benefit costs and less than a $0.1 million impact on the postretirement benefit obligation.

The following table reflects the estimated benefit payments for the next five years and for the years 2025 through 2029. The estimated benefit payments for the non-U.S. pension plans were calculated using foreign exchange rates as of December 31, 2019.

	Pension Benefits
	U.S. Plans	Non-U.S.Plans	Other Postretirement Benefits
2020	$5.0	$10.2	$0.3
2021	$5.4	$10.5	$0.3
2022	$4.8	$11.4	$0.3
2023	$4.9	$11.5	$0.3
2024	$4.5	$12.2	$0.2
Aggregate 2025-2029	$18.8	$68.3	$1.0

In 2020, the Company expects to contribute approximately $0.1 million to the U.S. pension plans, approximately $5.0 million to the non-U.S. pension plans, and $0.3 million to the other postretirement benefit plans.

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

Index
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

The Company’s primary pension plans are in the U.S. and UK which together comprise approximately 73% of the total benefit obligations and 89% of total plan assets as of December 31, 2019. The following table presents the long-term target allocations for these two plans as of December 31, 2019.

	U.S. Plan	UK Plan
Asset category:
Cash and cash equivalents	0%	0%
Equity	0%	40%
Fixed income	100%	30%
Real estate and other	0%	30%
Total	100%	100%

Fair Value Measurements

The following tables present the fair values of the Company’s pension plan assets as of December 31, 2019 and 2018 by asset category within the ASC 820 hierarchy (as defined in Note 19 “Fair Value Measurements”).

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV (5)	Total
Asset Category
Cash and cash equivalents(1)	$2.6	$—	$—	$—	$2.6
Equity funds:
U.S. large-cap	—	5.3	—	—	5.3
International equity(2)	23.0	41.5	—	59.9	124.4
Total equity funds	23.0	46.8	—	59.9	129.7
Fixed income funds:
Corporate bonds - international	—	25.6	—	—	25.6
UK index-linked gilts	—	29.1	—	—	29.1
U.S. fixed income - government securities	—	—	—	3.9	3.9
U.S. fixed income - short duration	—	—	—	4.6	4.6
U.S. fixed income - intermediate duration	—	—	—	38.4	38.4
U.S. fixed income - long corporate	—	—	—	14.2	14.2
Total fixed income funds	—	54.7	—	61.1	115.8
Other types of investments:
International real estate(3)	—	43.3	—	—	43.3
Other(4)	—	—	18.8	—	18.8
Total	$25.6	$144.8	$18.8	$121.0	$310.2

Index
	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV (5)	Total
Asset Category
Cash and cash equivalents(1)	$1.3	$—	$—	$—	$1.3
Equity funds:
U.S. large-cap	—	11.1	—	—	11.1
International equity(2)	18.2	45.2	—	48.3	111.7
Total equity funds	18.2	56.3	—	48.3	122.8
Fixed income funds:
Corporate bonds - international	—	18.9	—	—	18.9
UK index-linked gilts	—	33.0	—	—	33.0
U.S. fixed income - intermediate duration	—	—	—	34.8	34.8
U.S. fixed income - long corporate	—	—	—	23.0	23.0
Total fixed income funds	—	51.9	—	57.8	109.7
Other types of investments:
International real estate(3)	—	19.9	—	—	19.9
Other(4)	—	—	16.2	—	16.2
Total	$19.5	$128.1	$16.2	$106.1	$269.9

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

(3)	International real estate consists primarily of equity and debt investments made, directly or indirectly, in various interests in unimproved and improved real properties.

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

Defined Contribution Plans

The Company also sponsors defined contribution plans at various locations throughout the world. Benefits are determined and funded regularly based on terms of the plans or as stipulated in a collective bargaining agreement. The Company’s full-time salaried and hourly employees in the U.S. are eligible to participate in Company-sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401(k) of the Internal Revenue Code. The Company’s contributions to the savings plans are in the form of cash. The Company’s total contributions to all worldwide defined contribution plans for the years ended December 31, 2019, 2018, and 2017 were $19.5 million, $15.9 million and $13.7 million, respectively.

Other Benefit Plans

The Company offers a long-term service award program for qualified employees at certain of its non-U.S. locations. Under this program, qualified employees receive a service gratuity (“Jubilee”) payment once they have achieved a certain number of years of service. The Company’s actuarially calculated obligation equaled $4.3 million and $4.1 million as of December 31, 2019 and 2018, respectively.

There are various other employment contracts, deferred compensation arrangements, covenants not to compete, and change in control agreements with certain employees and former employees. The liabilities associated with such arrangements are not material to the Company’s consolidated financial statements.

Index

Note 12:	Stockholders’ Equity

As of December 31, 2019 and 2018, 1,000,000,000 shares of voting common stock were authorized. Shares of common stock outstanding were 205,065,744 and 198,169,855 as of December 31, 2019 and 2018, respectively. The Company is governed by the General Corporation Law of the State of Delaware.  All authorized shares of voting common stock have a par value of $0.01.  Shares of common stock reacquired are considered issued and reported as Treasury shares.

Note 13:	Accumulated Other Comprehensive (Loss) Income

The Company’s other comprehensive income (loss) consists of (i) unrealized foreign currency net gains and losses on the translation of the assets and liabilities of its foreign operations; (ii) realized and unrealized foreign currency gains and losses on intercompany notes of a long-term nature and certain hedges of net investments in foreign operations, net of income taxes; (iii) unrealized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes; and (iv) pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes. See Note 11 “Benefit Plans” and Note 18 “Hedging Activities, Derivative Instruments and Credit Risk.”
On January 1, 2019, the Company adopted ASU 2018-02 which reclassified stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive (loss) income to retained (deficit) earnings.  The Company recorded a cumulative-effect adjustment which increased “Accumulated other comprehensive loss” in the Consolidated Balance Sheet by $8.2 million.

On January 1, 2018, the Company adopted FASB ASU 2017-12, Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities using the modified retrospective approach.  The Company recorded a cumulative effect-adjustment on the adoption date increasing the opening balance of “Accumulated deficit” in the Consolidated Balance Sheets by $0.3 million and decreasing “Accumulated other comprehensive loss” in the Consolidated Balance Sheet by $0.3 million.
The before tax (loss) income and related income tax effect are as follows.

	Foreign Currency Translation Adjustments, Net	Unrealized (Losses) Gains on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
Balance as of December 31, 2016	$(235.6)	$(42.2)	$(64.6)	$(342.4)
Before tax income	74.8	20.0	29.8	124.6
Income tax effect	31.2	(7.6)	(5.6)	18.0
Other comprehensive income	106.0	12.4	24.2	142.6
Balance as of December 31, 2017	$(129.6)	$(29.8)	$(40.4)	$(199.8)
Before tax (loss) income	(54.3)	25.3	(7.7)	(36.7)
Income tax effect	(6.7)	(7.2)	3.1	(10.8)
Other comprehensive (loss) income	(61.0)	18.1	(4.6)	(47.5)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2017-12)	—	0.3	—	0.3
Balance as of December 31, 2018	$(190.6)	$(11.4)	$(45.0)	$(247.0)
Before tax income (loss)	4.1	8.2	(9.3)	3.0
Income tax effect	(5.6)	(1.0)	2.8	(3.8)
Other comprehensive (loss) income	(1.5)	7.2	(6.5)	(0.8)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2018-02)	(1.5)	(6.7)	—	(8.2)
Balance as of December 31, 2019	$(193.6)	$(10.9)	$(51.5)	$(256.0)

Index
Changes in accumulated other comprehensive (loss) income by component for the periods described below are presented in the following table(1).

	Foreign Currency Translation Adjustments, Net	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
Balance as of December 31, 2016	$(235.6)	$(42.2)	$(64.6)	$(342.4)
Other comprehensive income before reclassifications	106.0	0.9	21.1	128.0
Amounts reclassified from accumulated other comprehensive (loss) income	—	11.5	3.1	14.6
Other comprehensive income	106.0	12.4	24.2	142.6
Balance as of December 31, 2017	$(129.6)	$(29.8)	$(40.4)	$(199.8)
Other comprehensive (loss) income before reclassifications	(61.0)	6.6	(6.0)	(60.4)
Amounts reclassified from accumulated other comprehensive (loss) income	—	11.5	1.4	12.9
Other comprehensive (loss) income	(61.0)	18.1	(4.6)	(47.5)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2017-12)	—	0.3	—	0.3
Balance as of December 31, 2018	$(190.6)	$(11.4)	$(45.0)	$(247.0)
Other comprehensive loss before reclassifications	(1.5)	(4.7)	(8.2)	(14.4)
Amounts reclassified from accumulated other comprehensive (loss) income	—	11.9	1.7	13.6
Other comprehensive (loss) income	(1.5)	7.2	(6.5)	(0.8)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2018-02)	(1.5)	(6.7)	—	(8.2)
Balance as of December 31, 2019	$(193.6)	$(10.9)	$(51.5)	$(256.0)

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications out of accumulated other comprehensive (loss) income for the years ended December 31, 2019, 2018 and 2017 are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
Details about Accumulated Other Comprehensive (Loss) Income Components	2019	2018	2017	Affected Line in the Statement Where Net Income is Presented
Loss on cash flow hedges Interest rate swaps	$15.6	$15.1	$18.5	Interest expense
	15.6	15.1	18.5	Total before tax
	(3.7)	(3.6)	(7.0)	Benefit for income taxes
	$11.9	$11.5	$11.5	Net of tax

Amortization of defined benefit pension and other postretirement benefit items	$2.2	$1.8	$5.0 (1)
	2.2	1.8	5.0	Total before tax
	(0.5)	(0.4)	(1.9)	Benefit for income taxes
	$1.7	$1.4	$3.1	Net of tax
Total reclassifications for the period	$13.6	$12.9	$14.6	Net of tax

(1)	These components are included in the computation of net periodic benefit cost. See Note 11 “Benefit Plans” for additional details.

Index

Note 14:	Revenue from Contracts with Customers

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

Index
Disaggregation of Revenue

The following table provides disaggregated revenue by reportable segment for the year ended December 31, 2019.

	Industrials	Energy	Medical	Total
Primary Geographic Markets
United States	$393.7	$498.8	$105.5	$998.0
Other Americas	93.7	80.4	13.6	187.7
Total Americas	$487.4	$579.2	$119.1	$1,185.7
EMEA	613.6	165.7	111.9	891.2
Asia Pacific	200.3	125.3	49.4	375.0
Total	$1,301.3	$870.2	$280.4	$2,451.9

Product Categories
Original equipment(1)	$892.6	$359.5	$273.1	$1,525.2
Aftermarket(2)	408.7	510.7	7.3	926.7
Total	$1,301.3	$870.2	$280.4	$2,451.9

Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$1,252.5	$779.6	$280.4	$2,312.5
Revenue recognized over time(4)	48.8	90.6	—	139.4
Total	$1,301.3	$870.2	$280.4	$2,451.9

The following table provides disaggregated revenue by reportable segment for the year ended December 31, 2018.

	Industrials	Energy	Medical	Total
Primary Geographic Markets
United States	$371.8	$706.2	$107.9	$1,185.9
Other Americas	82.8	119.1	2.3	204.2
Total Americas	$454.6	$825.3	$110.2	$1,390.1
EMEA	646.3	179.3	108.1	933.7
Asia Pacific	202.4	116.5	47.1	366.0
Total	$1,303.3	$1,121.1	$265.4	$2,689.8

Product Categories
Original equipment(1)	$893.0	$486.4	$256.6	$1,636.0
Aftermarket(2)	410.3	634.7	8.8	1,053.8
Total	$1,303.3	$1,121.1	$265.4	$2,689.8

Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$1,256.2	$1,058.9	$265.4	$2,580.5
Revenue recognized over time(4)	47.1	62.2	—	109.3
Total	$1,303.3	$1,121.1	$265.4	$2,689.8

(1)	Revenues from sales of capital equipment within the Industrials and Energy Segments and sales of components to original equipment manufacturers in the Medical Segment.

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

As of December 31, 2019, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $156.3 million in the next twelve months and $52.4 million in periods thereafter. The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time and service contracts with an original duration greater than one year.

Contract Balances

The following table provides the contract balances as of December 31, 2019 and December 31, 2018 presented in the Consolidated Balance Sheets.

	December 31, 2019	December 31, 2018
Accounts receivable	$459.1	$525.4
Contract assets	29.0	19.6
Contract liabilities	51.7	69.6

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

Index

Note 15:	Income Taxes

Income (loss) before income taxes for the years ended December 31, 2019, 2018 and 2017 consisted of the following.

	2019	2018	2017
U.S.	$—	$169.0	$(145.8)
Non-U.S.	190.9	180.5	33.1
Income (loss) before income taxes	$190.9	$349.5	$(112.7)

The following table details the components of the provision (benefit) for income taxes for the years ended December 31, 2019, 2018 and 2017.

	2019	2018	2017
Current:
U.S. federal	$6.3	$25.6	$64.0
U.S. state and local	0.9	1.5	3.0
Non-U.S.	45.2	47.8	49.8
Deferred:
U.S. federal	(13.2)	14.4	(217.5)
U.S. state and local	0.5	(0.7)	—
Non-U.S.	(7.9)	(8.5)	(30.5)
Provision (benefit) for income taxes	$31.8	$80.1	$(131.2)

Certain prior period amounts within this Note have been reclassified to conform to the current period presentation.

 The U.S. federal corporate statutory rate is reconciled to the Company’s effective income tax rate for the years ended December 31, 2019, 2018 and 2017 as follows.

	2019	2018	2017
U.S. federal corporate statutory rate	21.0%	21.0%	35.0%
State and local taxes, less federal tax benefit	1.4	0.3	3.1
U.S. deferred change due to U.S. tax law change	—	4.3	79.5
Net effects of foreign tax rate differential	1.3	2.2	6.2
Sale of subsidiary	—	0.3	(4.6)
Repatriation cost	—	(0.5)	3.8
U.S. transition tax toll charge net of FTC	—	(3.7)	(56.2)
Global Intangible Low-Tax Income ("GILTI")	(2.5)	3.4	—
ASC 740-30 (formerly APB 23)	1.2	(1.0)	61.2
Valuation allowance changes	(2.5)	(1.2)	(1.1)
Uncertain tax positions	0.4	0.1	1.9
Equity compensation	(9.1)	(3.0)	(9.2)
Nondeductible foreign interest expense	—	1.7	(3.0)
Capital gain	3.0	—	—
Nondeductible acquistion costs	3.5	0.1	(1.0)
Other, net	(1.0)	(1.1)	0.7
Effective income tax rate	16.7%	22.9%	116.3%

Index
The principal items that gave rise to deferred income tax assets and liabilities as of December 31, 2019 and 2018 are as follows.

	2019	2018
Deferred Tax Assets:
Reserves and accruals	$34.1	$51.0
Postretirement benefits - pensions	19.3	17.4
Tax loss carryforwards	28.4	22.7
Deferred taxes recorded in other comprehensive income	—	1.8
Foreign tax credit carryforwards	52.2	53.3
Other	5.2	3.9
Total deferred tax assets	139.2	150.1
Valuation allowance	(67.9)	(72.5)
Deferred Tax Liabilities:
LIFO inventory	(9.3)	(9.3)
Property, plant and equipment	(15.5)	(19.2)
Intangibles	(280.9)	(304.8)
Unremitted foreign earnings	(7.8)	(5.6)
Deferred taxes recorded in other comprehensive income	(4.1)	—
Other	(1.8)	(2.9)
Total deferred tax liabilities	(319.4)	(341.8)
Net deferred income tax liability	$(248.1)	$(264.2)

The Company believes that it is more likely than not that it will realize its deferred tax assets through the reduction of future taxable income, other than for the deferred tax assets reflected below.  Tax attributes and related valuation allowances as of December 31, 2019 were as follows.

	Tax Benefit	Valuation Allowance	Carryforward Period Ends
Tax Attributes to be Carried Forward
U.S. federal net operating loss	$0.3	$—	Unlimited
U.S. federal capital loss	0.4	(0.4)	2021
U.S. federal capital loss	2.1	(2.1)	2030-2039
U.S. federal tax credit	52.3	(52.3)	2021-2037
Alternative minimum tax credit	1.0	—	Unlimited
U.S. state and local net operating losses	1.6	—	2020-2039
U.S. state and local tax credit	0.5	—	2020-2039
Non U.S. net operating losses	8.6	(7.6)	Unlimited
Non U.S. capital losses	0.5	(0.5)	Unlimited
Excess interest	14.9	(1.2)	Unlimited
Other deferred tax assets	3.9	(3.8)	Unlimited
Total tax carryforwards	$86.1	$(67.9)

A reconciliation of the changes in the valuation allowance for deferred tax assets for the years ended December 31, 2019, 2018 and 2017 are as follows.

	2019	2018	2017
Valuation allowance for deferred tax assets at beginning of the period	$72.5	$47.9	$33.6
Revaluation and change due to U.S. Tax Reform	—	23.4	10.7
Charged to tax expense	(5.4)	(4.2)	3.1
Charged to other accounts	0.1	(1.3)	1.6
Deductions(1)	0.7	6.7	(1.1)
Valuation allowance for deferred tax assets at end of the period	$67.9	$72.5	$47.9

(1)          Deductions relate to the realization of net operating losses or the removal of deferred tax assets.

Index
Total unrecognized tax benefits were $12.5 million, $11.5 million and $12.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. The net increase in this balance primarily relates to increases related to prior-year positions of $0.6 million and currency fluctuations of $0.4 million. Included in total unrecognized benefits at December 31, 2019 is $12.5 million of unrecognized tax benefits that would affect the Company's effective tax rate if recognized, of which $0.9 million would be offset by a reduction of a corresponding deferred tax asset. The balance of total unrecognized tax benefits is not expected to significantly increase or decrease within the next twelve months. Below is a tabular reconciliation of the changes in total unrecognized tax benefits during the years ended December 31, 2019, 2018 and 2017.

	2019	2018	2017
Beginning balance	$11.5	$12.6	$6.8
Gross increases for tax positions of prior years	0.6	—	11.2
Gross decreases for tax positions of prior years	—	—	—
Gross increases for tax positions of current year	—	—	0.6
Settlements	—	—	(6.2)
Lapse of statute of limitations	—	(0.5)	(0.3)
Changes due to currency fluctuations	0.4	(0.6)	0.5
Ending balance	$12.5	$11.5	$12.6

The Company includes interest expense and penalties related to unrecognized tax benefits as part of the provision for income taxes. The Company's income tax liabilities at December 31, 2019 and 2018 include accrued interest and penalties of $1.3 million and $0.9 million, respectively.

The statutes of limitations for U.S. Federal tax returns are open beginning with the 2017 tax year, and state returns are open beginning with the 2015 tax year.

The Company is subject to income tax in approximately 35 jurisdictions outside the U.S.  The statute of limitations varies by jurisdiction with 2005 being the oldest year still open. The Company's significant operations outside the U.S. are located in the United Kingdom and Germany.The Company is still under audit in the United Kingdom related to tax years 2012-2015.  During 2019, the Company was notified that the United Kingdom is auditing 2017 tax year.  This examination has not been concluded as of the date of these financial statements.  In Germany, generally, the tax years 2011 and beyond remain open and 2011-2014 German tax years are currently under audit.

The Company does not assert the ASC 740-30 (formerly APB 23) indefinite reinvestment of the Company’s historical non-U.S. earnings or future non-U.S. earnings. The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States. The Company’s deferred income tax liability as of December 31, 2019 was $7.8 million which primarily consisted of withholding taxes.

Note 16:	Leases

The Company adopted ASC 842 on January 1, 2019 using the optional transition method.  See Note 2 “New Accounting Standards” for further discussion of the adoption.

The Company has operating and financing leases for real estate, vehicles, IT equipment, office equipment and production equipment.  The Company determines if an arrangement is a lease and identifies the classification of the lease as a financing lease or an operating lease at inception.  Operating leases are recorded as operating lease right-of-use assets (“ROU assets”) in “Other assets” and operating lease liabilities in “Accrued liabilities” and “Other liabilities” in the Consolidated Balance Sheets.  Financing leases are recorded as financing ROUs in “Property, plant and equipment” and lease liabilities in “Short-term borrowings and current maturities of long-term debt” and “Long-term debt, less current maturities” in the Consolidated Balance Sheets.

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

Index

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

Contractual specifications and requirements may be modified.  The Company considers contract modifications to exist when the modification includes a change to the contractual terms, scope of the lease or the consideration given.  In the event that the right to use an additional asset is granted and the lease payments associated with the additional asset are commensurate with the ROU asset’s standalone price, the modification is accounted for as a separate contract and the original contract remains unchanged.  In the event that a single lease is modified, the Company reassessed the classification of the modified lease as of the effective date of the modification based on the modified terms and accounts for initial direct costs, lease incentives and any other payments made to or by the Company in connection with the modification in the same manner that items would be accounted for in connection with a new lease.  If there is an additional ROU asset included, the lease term is extended or reduced, or the consideration is the only change in the contract, the Company reallocates the remaining consideration in the contract and remeasures the lease liability using a discount rate determined at the effective date of the modification.  The remeasured lease liability for the modified lease is an adjustment to the corresponding ROU asset and does not impact the Consolidated Statements of Operations.  In the event of a full or partial termination, the carrying value of the ROU asset decreases on a basis proportionate to the full or partial termination and any difference between the reduction in the lease liability and the proportionate reduction of the ROU asset is recognized as a gain or loss at the effective date of the modification.

The Company elected not to recognize short-term leases on its balance sheet and continues to expense such leases.  The Company also elected the practical expedient allowing the Company to account for each separate lease component of a contract and its associated non-lease component as a single lease component.  This practical expedient was applied to all underlying asset classes.  Variable lease expense was not material.

The components of lease expense for the year ended December 31, 2019 was as follows.

2019
Operating lease cost	$20.4

Finance lease cost
Amortization of right-of-use assets	$1.4
Interest on lease liabilities	1.6
Total finance lease cost	$3.0

Short-term lease cost	$1.7

Supplemental cash flow information related to leases for the year ended December 31, 2019 was as follows.

2019
Supplemental Cash Flows Information
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from operating leases	$20.3
Operating cash flows from finance leases	$1.6
Financing cash flows from finance leases	$0.9
Leased Assets Obtained in Exchange for New Operating Lease Liabilities	$8.0

Index
Supplemental balance sheet information related to leases was as follows.

December 31, 2019
Operating leases
Other assets	$53.8

Accrued liabilities	17.1
Other liabilities	41.0
Total operating lease liabilities	$58.1

Finance Leases
Property, plant and equipment	$16.9

Short-term borrowings and current maturities of long-term debt	0.7
Long-term debt, less current maturities	17.2
Total finance lease liabilities	$17.9

Weighted Average Remaining Lease Term (in years)
Operating leases	4.5
Finance leases	13.6

Weighted Average Discount Rate
Operating leases	2.3%
Finance leases	6.3%

Maturities of lease liabilities as of December 31, 2019 were as follows.

	Operating Leases	Finance Leases
2020	$18.0	$1.8
2021	13.6	1.8
2022	9.7	1.9
2023	6.9	1.9
2024	5.2	2.0
Thereafter	7.8	18.7
Total lease payments	$61.2	$28.1
Less imputed interest	(3.1)	(10.2)
Total	$58.1	$17.9

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

Note 17:	Stock-Based Compensation Plans

The Company has outstanding stock-based compensation awards granted under the 2013 Stock Incentive Plan (“2013 Plan”) and the 2017 Omnibus Incentive Plan (“2017 Plan”).  Following the Company’s initial public offering, the Company grants stock-based compensation awards pursuant to the 2017 Plan and ceased granting new awards pursuant to the 2013 Plan.

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

Index
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

Stock-Based Compensation Expense

The Company recognized $19.2 million, $2.8 million and $77.6 million of stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017.

For the year ended December 31, 2019, the $19.2 million of stock-based compensation expense included expense for modifications of certain equity awards for certain former employees of $1.0 million, expense for equity awards granted under the 2013 Plan and 2017 Plan of $10.2 million and an increase in the liability for stock appreciation rights (“SAR”) of $8.0 million. The $1.0 million of stock-based compensation expense for modifications provided continued vesting through scheduled vesting dates of certain equity awards for certain former employees.  These costs are included in “Cost of sales” and “Selling and administrative expenses” in the Consolidated Statements of Operations.

For the year ended December 31, 2018, the $2.8 million of stock-based compensation expense included expense for modifications of equity awards for certain former employees of $3.8 million and expense for equity awards granted under the 2013 Plan and 2017 Plan of $7.2 million reduced by a benefit for a reduction in the liability for SARs of $8.2 million.  The $3.8 million of stock-based compensation expense for modifications provided continued vesting through scheduled vesting dates and extended expiration dates for certain former employees.  The incremental stock-based compensation was determined using the Black-Scholes option pricing model based on assumptions which included expected lives of 1.0 to 1.3 years, a risk-free rate of 2.0%, assumed volatility of 26.8% to 27.3% and an expected dividend rate of 0.0%.

For the year ended December 31, 2017, the Company recognized stock-based compensation expense of approximately $77.6 million.

As of December 31, 2019, there was $30.0 million of total unrecognized compensation expense related to outstanding stock options and restricted stock awards.

SARs, granted under the 2013 Plan are expected to be settled in cash and are accounted for as liability awards.  As of December 31, 2019 and 2018 a liability of approximately $7.8 million and $7.9 million, respectively, for SARs was included in “Accrued liabilities” in the Consolidated Balance Sheets.

Index
Stock Option Awards

A summary of the Company’s stock option (including SARs) activity for the year ended December 31, 2019 is presented in the following table (underlying shares in thousands).

Stock-Based Compensation Awards
	Shares	Weighted-Average Exercise Price (per share)	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrisic Value of In-The-Money Options (in millions)
Outstanding at December 31, 2018	12,352	$10.93
Granted	1,141	$27.45
Excercised or Settled	(5,222)	$8.83
Forfeited	(226)	$27.46
Expired	(17)	$31.61
Outstanding at December 31, 2019	8,028	$14.14	5.9	$179.8
Vested at December 31, 2019	6,075	$9.93	5.0	$161.4

The per-share weighted average grant date fair value of stock options granted during the years ended December 31, 2019, 2018 and 2017 was $10.16, $13.67 and $9.16, respectively.

The total intrinsic value of stock options exercised was $109.8 million, $20.8 million and $5.8 million during the years ended December 31, 2019, 2018 and 2017, respectively.

The following assumptions were used to estimate the fair value of options and SARs granted during the years ended December 31, 2019, 2018 and 2017.

	2019	2018	2017
Assumptions:
Expected life of options (in years)	6.3	7.0 - 7.5	5.0 - 6.3
Risk-free interest rate	1.7% - 2.6%	2.9% - 3.1%	1.9% - 2.1%
Assumed volatility	24.8%-31.8%	31.1%-35.4%	41.2% -45.8%
Expected dividend rate	0.0%	0.0%	0.0%

Restricted Stock Unit Awards

A summary of the Company’s restricted stock unit activity for the year ended December 31, 2019 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2018	362	$31.78
Granted	476	$27.82
Vested	(48)	$30.88
Forfeited	(71)	$30.51
Non-vested as of December 31, 2019	719	$29.31
Deferred Stock Units

Concurrent with the Company’s initial public offering in May of 2017, the Company’s Board authorized the grant of 5.5 million deferred stock units (“DSU”) to all permanent employees that had not previously received stock-based awards under the 2013 Plan.  While the DSUs vested immediately upon grant, they contained restrictions such that the employee may not sell or otherwise realize the economic benefits of the award until certain dates through May 2019.  $97.4 million of compensation expense for the DSU awards was recognized in the year ended December 31, 2017 and included in “Other operating expense, net” in the Consolidated Statements of Operations.

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

Index

Note 18:	Hedging Activities, Derivative Instruments and Credit Risk

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

The Company’s exposure to interest rate risk results primarily from its variable-rate borrowings.  The Company manages its debt centrally, considering tax consequences and its overall financing strategies.  The Company manages its exposure to interest rate risk by using pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative fixed and variable proportions.

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
Derivative Instruments

The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018.

	December 31, 2019
Derivative Classification		Notional Amount (1)	Fair Value (1) Other Current Assets	Fair Value (1) Other Assets	Fair Value (1) Accrued Liabilities	Fair Value (1) Other Liabilities

Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash Flow	$825.0	$—	$—	$13.1	$—
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$55.2	$0.5	$—	$—	$—
Foreign currency forwards	Fair Value	$106.9	$—	$—	$0.5	$—

	December 31, 2018
Derivative Classification		Notional Amount (1)	Fair Value (1) Other Current Assets	Fair Value (1) Other Assets	Fair Value (1) Accrued Liabilities	Fair Value (1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash Flow	$925.0	$—	$—	$11.2	$8.7
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$143.3	$1.3	$—	$—	$—
Foreign currency forwards	Fair Value	$27.5	$—	$—	$0.1	$—

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

Index
Gains and losses on derivatives designated as cash flow hedges included in the Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2019, 2018 and 2017 are presented in the table below.

	2019	2018	2017
Interest Rate Swap Contracts
(Loss) gain recognized in AOCI on derivatives	$(7.4)	$10.1	$1.5
Loss reclassified from AOCI into income (effective portion)(1)	(15.6)	(14.5)	(18.5)
Loss reclassified from AOCI into income (missed forecast)(2)	—	(0.6)	—

(1)	Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income were included in “Interest expense” in the Consolidated Statements of Operations.

(2)
In the third quarter of 2018, the Company used excess cash to pay down $150.0 million of its Dollar Term Loan Facility. Due to this unforecasted pay down of debt, the Company paid $2.7 million in the amendment of the interest rate swap contracts to reflect the updated forecasted cash flows. The updated forecasts caused certain hedged items to be deemed probable of not occurring in the future and thus, the Company accelerated the release of AOCI related to those hedged items. Losses reclassified from AOCI into income (missed forecast) were included in “Loss on extinguishment of debt” in the Consolidated Statements of Operations.

As of December 31, 2019, the Company was the fixed rate payor on four interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $825.0 million of the Company’s LIBOR-based variable rate borrowings.  These contracts carry fixed rates ranging from 3.6% to 4.3% and expire in 2020.  These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments.  Based on LIBOR-based swap yield curves as of December 31, 2019, the Company expects to reclassify losses of $14.1 million out of AOCI into earnings during the next 12 months.  The Company’s LIBOR-based variable rate borrowings outstanding as of December 31, 2019 were $927.6 million and €601.2 million.

The Company had six foreign currency forward contracts outstanding as of December 31, 2019 with notional amounts ranging from $10.0 million to $56.1 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates.  The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included within “Other operating expense, net” in the Consolidated Statements of Operations.  The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty.  It is the Company’s practice to recognize the gross amounts in the Consolidated Balance Sheets.  The amount available to be netted is not material.

The Company’s (losses) gains on derivative instruments not designated as accounting hedges and total net foreign currency transaction (losses) gains for the years ended December 31, 2019, 2018 and 2017 were as follows.

	2019	2018	2017
Foreign currency forward contracts (losses) gains	$(4.9)	$5.2	$(7.0)
Total foreign currency transaction (losses) gains, net	(8.1)	1.9	(9.3)

The Company has a significant investment in consolidated subsidiaries with functional currencies other than the USD, particularly the EUR. On August 17, 2017, the Company designated the €615.0 million Euro Term Loan as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies. As of December 31, 2019, the Euro Term Loan of €601.2 million remained designated.

The Company’s gains, net of income tax, associated with changes in the value of debt for the years ended December 31, 2019 and 2018, and the net balance of such gains included in accumulated other comprehensive (loss) income as of December 31, 2019 and 2018 were as follows.

	2019	2018
Gain, net of income tax, recorded through other comprehensive income	$12.0	$24.4
Balance included in accumulated other comprehensive (loss) income as of December 31, 2019 and 2018, respectively	75.8	56.5

Index
With the exception of the cash proceeds from the termination of the cross currency interest rate swap contracts described earlier, all cash flows associated with derivatives are classified as operating cash flows in the Consolidated Statements of Cash Flows.

There were no off-balance sheet derivative instruments as of December 31, 2019 or 2018.

Credit Risk

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the derivative instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a fraction of the notional amount. The Company minimizes the credit risk related to derivatives by transacting only with multiple, high-quality counterparties that are major financial institutions with investment-grade credit ratings. The Company has not experienced any financial loss as a result of counterparty nonperformance in the past. The majority of the derivative contracts to which the Company is a party, settle monthly or quarterly, or mature within one year. Because of these factors, the Company believes it has minimal credit risk related to derivative contracts as of December 31, 2019.

Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and industries to which the Company’s products and services are sold, as well as their dispersion across many different geographic areas. As a result, the Company does not believe it has any significant concentrations of credit risk as of December 31, 2019 or 2018.

Note 19:	Fair Value Measurements

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

The Company assessed indefinite-lived intangible assets, trademarks, in conjunction with the 2019 and 2018 annual goodwill impairment tests.  The valuation of trademarks was based upon current sales projections and the relief from royalty method was applied.  No impairment charges were recorded as a result of these analyses. Each trademark carrying value was in excess of its fair value for the 2019 and 2018 annual goodwill impairment tests.

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

Index
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis.

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards(1)	$—	$0.5	$—	$0.5
Trading securities held in deferred compensation plan(2)	7.3	—	—	7.3
Total	$7.3	$0.5	$—	$7.8
Financial Liabilities
Foreign currency forwards(1)	$—	$0.5	$—	$0.5
Interest rate swaps(3)	—	13.1	—	13.1
Deferred compensation plan(2)	7.3	—	—	7.3
Total	$7.3	$13.6	$—	$20.9

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards(1)	$—	$1.3	$—	$1.3
Trading securities held in deferred compensation plan(2)	5.8	—	—	5.8
Total	$5.8	$1.3	$—	$7.1
Financial Liabilities
Foreign currency forwards(1)	$—	$0.1	$—	$0.1
Interest rate swaps(3)	—	19.9	—	19.9
Deferred compensation plan(2)	5.8	—	—	5.8
Total	$5.8	$20.0	$—	$25.8

(1)	Based on calculations that use readily observable market parameters as their basis, such as spot and forward rates.

(2)	Based on the quoted price of publicly traded mutual funds which are classified as trading securities and accounted for using the mark-to-market method.

(3)
Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of December 31, 2019.  The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

Note 20:	Contingencies

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

The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the Products described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, inherent uncertainties of litigation and future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case (discussed below), or other inability to collect from the Company’s historical insurers or indemnitors, could cause a different outcome. While the outcome of legal proceedings is inherently uncertain, based on presently known facts, experience, and circumstances, the Company believes that the amounts accrued on its balance sheet are adequate and that the liabilities arising from the asbestos and silica-related personal injury lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. “Accrued liabilities” and “Other liabilities” in the Consolidated Balance Sheets include a total litigation reserve of $118.1 million and $105.8 million as of December 31, 2019 and December 31, 2018 respectively, with regards to potential liability arising from the Company’s asbestos-related litigation. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity.

The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has also pursued litigation against certain insurers or indemnitors, where necessary. The Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $122.4 million and $103.0 million as of December 31, 2019 and December 31, 2018, respectively, which was included in “Other assets” in the Consolidated Balance Sheets. During the year ended December 31, 2018, the Company received asbestos related insurance recoveries of $14.4 million, of which $6.2 million related to the recovery of indemnity payments, and was recorded as a reduction of the insurance recovery receivable in “Other assets” in the Consolidated Balance Sheets, and $8.2 million related to the reimbursement of previously expensed legal defense costs, and was recorded as a reduction of “Selling and administrative expenses” in the Consolidated Statements of Operations.

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

The Company has undiscounted accrued liabilities of $6.6 million and $6.9 million as of December 31, 2019 and December 31, 2018, respectively, on its Consolidated Balance Sheets to the extent costs are known or can be reasonably estimated for its remaining financial obligations for the environmental matters discussed above and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.

Note 21:	Other Operating Expense

The components of “Other operating expense, net” for the years ended December 31, 2019, 2018 and 2017 were as follows.

	For the Years Ended December 31,
	2019	2018	2017
Other Operating Expense, Net
Foreign currency transaction losses (gains), net	$8.1	$(1.9)	$9.3
Restructuring charges (1)	17.1	12.7	5.3
Environmental remediation expenses (2)	0.1	—	0.9
Shareholder litigation settlement recoveries(3	(6.0)	(9.5)	—
Acquisition related expenses and non-cash charges(4)	53.8	9.8	3.4
(Gains) losses on asset and business disposals	0.8	(1.1)	0.8
Other, net (5)	1.8	(0.9)	202.4
Total other operating expense, net	$75.7	$9.1	$222.1

Certain prior period amounts have been reclassified to conform to the current period presentation.

(1)	See Note 4 “Restructuring.”

(2)	Estimated environmental remediation costs recorded on an undiscounted basis for a former production facility.

(3)	Represents insurance recoveries of the Company’s shareholder litigation settlement in 2014.

(4)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs), and non-cash charges and credits arising from fair value purchase accounting adjustments.

(5)
Includes stock-based compensation expense recognized for the year ended December 31, 2017 for stock options outstanding of $77.6 million.  Prior to the initial public offering in May 2017, no compensation expense was recorded.  As of the initial public offering in May 2017, repurchase rights that created the implicit service period were eliminated and expense for the period from grant until the initial public offering were recognized in May 2017.  Also in May 2017, DSUs were granted to employees at the date of the initial public offering of $97.4 million under the 2013 Stock Incentive Plan and employer taxes related to the DSUs granted to employees at the date of the initial public offering of $19.2 million.

Index

Note 22:	Segment Reporting

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

Index
The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Income (Loss) Before Income Taxes for the years ended December 31, 2019, 2018 and 2017.

	2019	2018	2017
Revenue
Industrials	$1,301.3	$1,303.3	$1,130.7
Energy	870.2	1,121.1	1,014.5
Medical	280.4	265.4	230.2
Total Revenue	$2,451.9	$2,689.8	$2,375.4
Segment Adjusted EBITDA
Industrials	$296.6	$288.2	$242.7
Energy	225.1	337.8	296.1
Medical	84.4	75.0	62.4
Total Segment Adjusted EBITDA	606.1	701.0	601.2
Less items to reconcile Segment Adjusted EBITDA to Income (Loss) Before Income Taxes:
Corporate expenses not allocated to segments(1)	41.3	19.2	39.7
Interest expense	88.9	99.6	140.7
Depreciation and amortization expense	178.1	180.4	173.8
Impairment of other intangible assets(2)	—	—	1.6
KKR fees and expenses(3)	—	—	17.3
Restructuring and related business transformation costs(4)	25.6	38.8	24.7
Acquisition related expenses and non-cash charges(5)	54.6	16.7	4.1
Environmental remediation loss reserve(6)	0.1	—	0.9
Expenses related to public stock offerings(7)	—	2.9	4.1
Establish public company financial reporting compliance(8)	0.6	4.3	8.1
Stock-based compensation(9)	23.1	(2.3)	194.2
Loss on extinguishment of debt(10)	0.2	1.1	84.5
Foreign currency transaction losses (gains), net	8.1	(1.9)	9.3
Shareholder litigation settlement recoveries(11)	(6.0)	(9.5)	—
Other adjustments(12)	0.6	2.2	10.9
Income (Loss) Before Income Taxes	$190.9	$349.5	$(112.7)

(1)	Includes insurance recoveries of asbestos legal fees of $8.2 million in the year ended December 31, 2018.

(2)	Represents non-cash charges for impairment of intangible assets other than goodwill.

(3)	Represents management fees and expenses paid to KKR.

(4)	Restructuring and related business transformation costs consist of the following.

	Year Ended December 31,
	2019	2018	2017
Restructuring charges	$17.1	$12.7	$5.3
Severance, sign-on, relocation and executive search costs	2.5	4.1	3.5
Facility reorganization, relocation and other costs	2.4	3.1	5.3
Information technology infrastructure transformation	1.2	0.8	5.2
Losses (gains) on asset and business disposals	0.8	(1.1)	0.8
Consultant and other advisor fees	0.3	14.1	1.7
Other, net	1.3	5.1	2.9
Total restructuring and related business transformation costs	$25.6	$38.8	$24.7

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

Index

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

(9)	Represents stock-based compensation expense recognized for stock options outstanding for the year ended December 31, 2019 of $19.2 million and associated employer taxes of $3.9 million.

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

(10)
Represents losses on the extinguishment of the Company’s senior notes, the extinguishment of a portion of the U.S. Term Loan, and the refinancing of the Original Dollar Term Loan Facility and the Original Euro Term Loan Facility as well as losses reclassified from AOCI into income related to the amendment of the interest rate swaps in conjunction with the debt repayment.

(11)	Represents insurance recoveries of the Company’s shareholder litigation settlement in 2014.

(12)
Includes (i) non-cash impact of net LIFO reserve adjustment, (ii) effects of amortization of prior service costs and amortization of losses in pension and other postretirement benefits (“OPEB”) expense, (iii) certain legal and compliance costs and (iv) other miscellaneous adjustments.

The following tables provide summarized information about the Company’s reportable segments.

Identifiable Assets

	2019	2018	2017
Industrials	$2,024.9	$2,108.1	$2,029.4
Energy	1,594.8	1,661.9	1,681.5
Medical	481.9	488.9	511.1
Total	4,101.6	4,258.9	4,222.0
General corporate (unallocated)	526.8	228.2	399.2
Total identifiable assets	$4,628.4	$4,487.1	$4,621.2

Depreciation and Amortization Expense

	2019	2018	2017
Industrials	$100.3	$99.8	$94.5
Energy	55.3	57.1	56.7
Medical	22.5	23.5	22.6
Total depreciation and amortization expense	$178.1	$180.4	$173.8

Capital Expenditures

	2019	2018	2017
Industrials	$23.1	$24.7	$26.7
Energy	15.3	22.7	21.1
Medical	4.8	4.8	9.0
Total capital expenditures	$43.2	$52.2	$56.8

Index
The following table presents property, plant and equipment by geographic region for the years ended December 31, 2019, 2018 and 2017.

	Property, Plant and Equipment, net
	2019	2018	2017
United States	$179.6	$199.9	$198.4
Other Americas	5.9	6.3	6.8
Total Americas	185.5	206.2	205.2
EMEA(1)	117.3	126.3	132.3
Asia Pacific	23.8	24.1	25.7
Total	$326.6	$356.6	$363.2

(1)          Europe, Middle East and Africa (“EMEA”)

Note 23:	Related Party

Affiliates of KKR participated as (i) a lender in the Company’s Senior Secured Credit Facilities discussed in Note 10 “Debt,” (ii) an underwriter in the Company’s initial public offering and its secondary offering by certain selling stockholders in May 2018, and (iii) a provider of services for the fiscal years 2019 and 2017 debt refinancing transactions.  KKR held a position in the Euro Term Loan Facility of €49.0 million and €33.5 million as of December 31, 2019 and 2018, respectively.  KKR Capital Markets LLC, an affiliate of KKR, acted as an underwriter in connection with the initial public offering of the Company’s stock and received underwriter discounts and commissions of approximately $8.9 million for the year ended December 31, 2017. In May 2018, KKR Capital Markets LLC acted as an underwriter in connection with the secondary offering of the Company’s stock by certain selling stockholders and received underwriter discounts and commissions of approximately $5.2 million. In June 2019, KKR Capital Markets LLC was the joint lead arranger and bookrunner of Amendment No. 4 to the Credit Agreement and earned $0.4 million in structuring fees for their involvement in the Amendment. In August 2017, KKR Capital Markets LLC received $1.5 million for services rendered in connection with the debt refinancing transaction.

The Company entered into a monitoring agreement, dated July 30, 2013, with KKR pursuant to which KKR will provide management, consulting and financial advisory services to the Company and its divisions, subsidiaries, parent entities and controlled affiliates.  Under the terms of the monitoring agreement the Company was, among other things, obligated to pay KKR (or such affiliate(s) as KKR designates) an aggregate annual management fee in the initial annual amount of $3.5 million, payable in arrears at the end of each fiscal quarter, plus upon request all reasonable out of pocket expenses incurred in connection with the provision of services under the agreement.  The management fee increased at a rate of 5% per year effective on January 1, 2014.  In connection with the Company’s initial public offering, the monitoring agreement was terminated in accordance with its terms and the Company paid a termination fee of $16.2 million during the year ended December 31, 2017 which was included in “Selling and administrative expenses” in the Consolidated Statements of Operations.  Prior to the termination of the monitoring agreement, the Company incurred management fees to KKR of $1.1 million for the year ended December 31, 2017.

Note 24:	Earnings Per Share

The computations of basic and diluted income per share are as follows.

	Years Ended December 31,
	2019	2018	2017
Net income attributable to Gardner Denver Holdings, Inc.	$159.1	$269.4	$18.4
Average shares outstanding:
Basic	203.5	201.6	182.2
Diluted	208.9	209.1	188.4
Earnings per share:
Basic	$0.78	$1.34	$0.10
Diluted	$0.76	$1.29	$0.10

For the years ended December 31, 2019, 2018 and 2017, there were 1.8 million, 0.8 million and 0.7 million anti-dilutive shares that were not included in the computation of diluted earnings per share.

Index

Note 25:	Share Repurchase Program

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

For the year ended December 31, 2018, the Company repurchased 1,203,178 shares under the August 1, 2018 program at a weighted average price of $24.31 per share for an aggregate value of $29.2 million. There were no shares repurchased under the August 1, 2018 program for the year ended December 31, 2019.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Gardner Denver Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Gardner Denver Holdings, Inc., and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2019 due to the adoption of Financial Accounting Standards Board ASU No. 2016-02, Leases (Topic 842) using the optional transition method with effect from January 1, 2019.

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

Index
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Asbestos-Related and Silica-Related Litigation – Liability and Insurance Recovery Receivable – Refer to Note 20 to the Financial Statements

Critical Audit Matter Description

The Company has been named as a defendant in a number of asbestos-related and silica-related personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources and typically the Company is one of approximately 25 or more named defendants.  At December 31, 2019, the Company has recorded an estimated liability of $118.1 million with respect to the Company’s asbestos-related and silica- related litigation.  The Company uses a third-party actuary to assist in determining certain assumptions and in calculating the estimated liability.  The estimated liability is based on currently available information and assumptions, including the estimated future number and type of new claims to be filed each year, the estimated future resolution or outcome of new and pending claims, and the estimated average cost of resolution of each new and pending claim.

The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos- and silica-related lawsuits filed against the Company. The Company has also pursued litigation against certain insurers or indemnitors, where necessary. The Company has an insurance recovery receivable for probable asbestos and silica-related recoveries of $122.4 million. The estimated asset is based on key variables and assumptions used to determine the recorded amounts, including the amount of insurance available, allocation methodologies, the resolution of coverage issues with other excess coverage carriers with whom the Company has not yet achieved settlements, and the solvency risk with respect to the Company’s insurance carriers.

We identified the liability for asbestos and silica litigation and the related insurance recovery receivable as a critical audit matter because of the significant judgments made by management to estimate the liability and related recoverability of insurance proceeds. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial and insurance recovery specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to estimated future claims development, the estimated resolution or outcome of these claims, the estimated average cost of resolution of each claim and, separately, the expected recoverability of claims through insurance.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimated liability for asbestos-related and silica-related litigation included the following, among others:

●
We tested the effectiveness of internal controls related to the estimated liability for asbestos-related and silica-related litigation, including those over the estimated future claims development, the estimated resolution or outcome of these claims, and the estimated average cost of resolution of each claim.

●	We evaluated the methods and assumptions used by the Company to determine the estimated liability by:

o
Testing the underlying claim and settlement cost data that served as inputs for the actuarial analysis, including testing historical and pending claims by comparing key attributes to accounting records and legal documents to assess the accuracy and completeness of the data.

o
With the assistance of our actuarial specialists, we evaluated whether the estimates of future claim numbers and types, number of claims expected to be dismissed or sustained and the estimated average cost of resolution used in the Company’s calculations were reasonable in relation to historical claim trends at the Company.

o
With the assistance of our actuarial specialists, we independently recalculated the liability based on the Company’s estimates of future claim numbers and types and assumptions of estimated future resolution or outcome of the claims and estimated average cost of resolution of each claim.

o
With the assistance of our actuarial specialists, we developed independent estimates of the liability using available third-party estimates of future claim numbers and types that we determined were reputable and widely-accepted in the industry and compared our independent estimates to the Company’s recorded liability.

Index
Our audit procedures related to the insurance recovery receivable for probable asbestos and silica-related recoveries included the following, among others:

●	We tested the effectiveness of internal controls related to the insurance recovery receivable for probable asbestos and silica-related recoveries.

●
With the assistance of our insurance recovery specialists, we evaluated the Company’s analysis of the solvency of insurance carriers with policies with the Company or its predecessors.  With the assistance of these specialists, we read the Company’s analysis and supporting documentation of policy coverage by year as compared to estimated claims per year to assess the Company’s determination of coverage by claim year.  With the assistance of these specialists, we obtained legal opinions regarding recoverability that the Company had obtained from external counsel and read associated legal proceedings to evaluate the Company’s assessment of the probability of recovery.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, WI
February 26, 2020

We have served as the Company's auditor since 2013.

Index
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2019.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

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

The Company’s internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent and detect misstatements.  Also, projections of any evaluation of effectiveness of future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our executive officer and our principal financial officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Index
ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.  We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.  We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this Item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.  We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2019.

Equity Compensation Plan Information

The following table provides information as of December 31, 2019 about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of the existing equity compensation plans including our 2013 Stock Incentive Plan and 2017 Omnibus Incentive Plan.  All equity compensation plans are described more fully in Note 17 “Stock-Based Compensation Plans” to our audited consolidated financial statements included elsewhere in this Form 10-K.

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants And Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in the first column)(3)
Equity compensation plans approved by securityholders	8,480,011	$14.34	6,848,079

(1)
Total includes 5,962,883 stock options and 25,370 share-settled stock appreciation rights under the Company’s 2013 Stock Incentive Plan and 1,772,604 stock options, 719,154 restricted stock units and no share-settled stock appreciation rights under the Company’s 2017 Omnibus Incentive Plan.

(2)
The weighted average exercise price relates only to stock options.  The calculation of the weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration.

(3)
These shares are available for grant as of December 31, 2019 under the Company’s 2017 Omnibus Incentive Plan.  This includes 8,550,000 shares initially authorized for issuance under the Company’s 2017 Omnibus Incentive Plan and shares subject to awards under the Company’s 2013 Stock Incentive Plan that expired or were otherwise forfeited or terminated in accordance with their terms without the delivery of shares of the Company’s common stock in settlement thereof.

Index
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2019.

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

The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

Schedule to Consolidated Financial Statements

Schedule I – Condensed Financial Statements Gardner Denver Holdings, Inc. (Parent Company Only)	112

Exhibits

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of April 30, 2019, by and among Ingersoll-Rand plc, Ingersoll-Rand U.S. Holdco, Inc., Gardner Denver Holdings, Inc. and Charm Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Ingersoll-Rand plc on May 6, 2019 (File No. 001-34400))

3.1
Second Amended and Restated Certificate of Incorporation of Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017 (File no. 001-38095))

3.2	Amended and Restated Bylaws of Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017 (File no. 001-38095))

Index

Exhibit Number	Exhibit Description
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on May 3, 2017 (File no. 333-216320))

4.2
Amended and Restated Registration Rights Agreement, dated as of May 17, 2017, by and among KKR Renaissance Aggregator L.P.; KKR Renaissance Aggregator GP LLC; Gardner Denver Holdings, Inc. and each of the other parties thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017 (File no. 001-38095))

4.3	Description of Gardner Denver Holdings, Inc.’s Securities

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

Index

Exhibit Number	Exhibit Description
10.10
Indemnification Agreement, dated as of July 30, 2013, by and among KKR Renaissance Aggregator L.P.; KKR Renaissance Aggregator GP LLC; Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.); Gardner Denver, Inc. and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.11
Stockholders Agreement, dated as of May 17, 2018, between Gardner Denver Holdings, Inc. and KKR Renaissance Aggregator L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017 (File no. 001-38095))

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

Index

Exhibit Number	Exhibit Description
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

10.32
Monitoring Fee Termination Agreement, dated as of May 17, 2017, between Gardner Denver Holdings, Inc. Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017 (File no. 001-38095))

10.33†
Form of Restricted Stock Unit Grant Notice and Agreement (2018) under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 27, 2018 (File No. 001-38095))

10.34†
Form of Director Restricted Stock Unit Grant Notice and Agreement under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 27, 2018 (File no. 001-38095))

10.35†
Form of Stock Option Grant Notice and Agreement under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed on February 16, 2018 (File no. 001-38095))

10.36†
Gardner Denver, Inc. Supplemental Excess Defined Contribution Plan (January 1, 2019 Restatement) (incorporated by reference to Exhibit 10.36 to the Registrants Annual Report on Form 10-K filed on February 27, 2019 (File no. 001-38095))

Index

Exhibit Number	Exhibit Description
10.37†
Transition Agreement, dated as of February 27, 2019, between Gardner Denver, Inc. and Philip T. Herndon (incorporated by reference to Exhibit 10.37 to the Registrants Annual Report on Form 10-K filed on February 27, 2019 (File No. 001-38095))

10.38
Amendment No. 4 to the Credit Agreement, dated as of June 28, 2019, among Gardner Denver Holdings, Inc., GD German Holdings II GmbH, Gardner Denver Holdings Ltd., UBS AS, Stamford Branch as the Resigning Agent, Citibank, N.A. as the Successor Agent and the lenders and other entities party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2019 (File No. 001-38095))

10.39
Separation and Distribution Agreement, dated as of April 30, 2019, by and between Ingersoll-Rand plc and Ingersoll Rand U.S. HoldCo., Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Ingersoll-Rand plc on May 6, 2019 (File No. 001-34400))

10.40
Amendment No. 1 to the Stockholders Agreement, dated as of April 30, 2019, between Gardner Denver Holdings, Inc. and KKR Renaissance Aggregator L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 6, 2019 (File No. 001-38095))

10.41†
Transition Agreement, dated as of October 28, 2019, between Gardner Denver, Inc. and Neil Snyder (incorporated by reference to Exhibit 10.4 to the Registrants Quarterly Report on Form 10-Q filed on October 30, 2019 (File No. 001-38095))

10.42†	Offer Letter, dated October 3, 2019, between Gardner Denver Holdings, Inc. and Emily A. Weaver

10.43†	Form of Stock Option Grant Notice and Agreement under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan

10.44†	Form of Restricted Stock Unit Grant Notice and Agreement (2019) under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan

21	Subsidiaries of Gardner Denver Holdings, Inc. as of December 31, 2019

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

†	Identifies exhibits that consists of a management contract or compensatory plan or arrangement.

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

ITEM 16. FORM 10-K SUMMARY

None.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf  on the 26th day of February 2020, by the undersigned, thereunto duly authorized.

Gardner Denver Holdings, Inc.

By:	/s/ Vicente Reynal
Name: Vicente Reynal
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of February 2020, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity
/s/ Vicente Reynal	Chief Executive Officer and Director
Vicente Reynal	(principal executive officer), Director

/s/ Emily A. Weaver	Vice President and Chief Financial Officer
Emily A. Weaver	(principal financial officer)

/s/ Michael J. Scheske	Vice President and Corporate Controller
Michael J. Scheske	(principal accounting officer)

/s/ Peter Stavros	Director
Peter Stavros

/s/ Brandon F. Brahm	Director
Brandon F. Brahm

/s/ William P. Donnelly	Director
William P. Donnelly

/s/ William E. Kassling	Director
William E. Kassling

/s/ Michael V. Marn	Director
Michael V. Marn

/s/ Nickolas Vande Steeg	Director
Nickolas Vande Steeg

/s/ Joshua T. Weisenbeck	Director
Joshua T. Weisenbeck

/s/ Elizabeth Centoni	Director
Elizabeth Centoni

/s/ Marc E. Jones	Director
Marc E. Jones

Index

SCHEDULE 1 – GARDNER DENVER HOLDINGS, INC
(PARENT COMPANY ONLY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in millions)

	For the Years Ended December 31,
	2019	2018	2017
Revenues	$—	$—	$—
Cost of sales	0.6	—	—
Gross Profit	(0.6)	—	—
Operating costs	10.4	(1.2)	19.5
Other operating (income) expense, net	(47.0)	(22.4)	175.0
Operating Income (Loss)	36.0	23.6	(194.5)
Interest income	42.3	41.8	20.7
Income (Loss) Before Income Taxes	78.3	65.4	(173.8)
Income tax (benefit) provision	(5.1)	3.4	(16.1)
Income (Loss) of Parent Company	83.4	62.0	(157.7)
Equity in undistributed income of subsidiaries	75.7	207.4	176.1
Net Income	159.1	269.4	18.4
Other comprehensive (loss) income	(0.8)	(47.5)	142.6
Comprehensive Income	$158.3	$221.9	$161.0

Index
SCHEDULE 1 – GARDNER DENVER HOLDINGS, INC
(PARENT COMPANY ONLY)
BALANCE SHEETS
(Dollars in millions)

	As of December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$—	$1.0
Other current assets	1.0	—
Total current assets	1.0	1.0
Equity in net assets of subsidiaries	848.5	781.9
Intercompany receivables	1,019.9	885.7
Deferred tax assets	8.3	15.5
Total assets	$1,877.7	$1,684.1

Liabilities and Stockholders' Equity
Other liabilities	$7.8	$8.1
Total liabilities	7.8	8.1
Stockholders' equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 206,767,529 and 201,051,291 shares issued at December 31, 2019 and December 31, 2018, respectively	2.1	2.0
Capital in excess of par value	2,302.0	2,282.7
Accumulated deficit	(141.4)	(308.7)
Treasury stock at cost; 1,701,785 and 2,881,436 shares at
December 31, 2019 and 2018, respectively	(36.8)	(53.0)
Accumulated other comprehensive loss	(256.0)	(247.0)
Total Gardner Denver Holdings, Inc. stockholders' equity	1,869.9	1,676.0
Total liabilities and stockholders' equity	$1,877.7	$1,684.1

Index
SCHEDULE 1 – GARDNER DENVER HOLDINGS, INC
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Years Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(15.1)	$55.0	$9.2

Cash Flows From Investing Activities:
Advances to subsidiaries	(10.1)	(20.3)	(899.3)
Net cash used in investing activities	(10.1)	(20.3)	(899.3)

Cash Flows From Financing Activities:
Proceeds from stock option exercises	42.8	6.8	—
Purchases of treasury stock	(18.6)	(40.7)	(3.6)
Proceeds from the issuance of common stock	—	—	893.6
Net cash provided by (used in) financing activities	24.2	(33.9)	890.0
(Decrease) increase in cash and cash equivalents	(1.0)	0.8	(0.1)
Cash and cash equivalents, beginning of year	1.0	0.2	0.3
Cash and cash equivalents, end of year	$—	$1.0	$0.2

Index
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

Dividends and Capital Distributions

There were no dividends received from subsidiaries during the years ended December 31, 2019, 2018 and 2017.

3. Debt

A discussion of long-term debt, including the five-year debt maturity schedule, can be found in Note 10 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K. Gardner Denver Holdings, Inc. had no long-term debt obligations as of December 31, 2019 and 2018.

4. Contingencies

For a summary of contingencies, see Note 20 “Contingencies” to our audited consolidated financial statements included elsewhere in this Form 10-K.