Form 10-Q
period 2020-03-31
Ingersoll Rand Inc.
filed 2020-05-15
CIK 1699150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________
Commission File Number: 001-38095

Ingersoll Rand Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-2393770
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

800-A Beaty Street
Davidson, North Carolina 28036
(704) 655-4000
(Address, including zip code, of principal executive offices and registrant’s telephone number, including area code)

Gardner Denver Holdings, Inc.
222 East Erie Street, Suite 500
Milwaukee, Wisconsin 53202
(704) 655-4000
(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value per share	IR	New York Stock Exchange

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

The registrant had outstanding 416,592,698 shares of Common Stock, par value $0.01 per share, as of May 13, 2020.

Table of Contents

INGERSOLL RAND INC. AND SUBSIDIARIES

FORM 10-Q

Index
EXPLANATORY NOTE

Ingersoll Rand, Inc. (the “Company”) is relying on the “Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions: From the Reporting and Proxy Delivery Requirements for Public Companies” dated March 25, 2020 (Release No. 34-88465) issued by the Securities and Exchange Commission (the “SEC”) to file this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Form 10-Q”) on the date hereof, which is after the original May 11, 2020 filing deadline, due to circumstances related to coronavirus disease 2019 (“COVID-19”).

At the end of the day on February 29, 2020, the Company completed its transformative merger with the Industrial business of Ingersoll-Rand PLC, making this Form 10-Q the combined Company’s first periodic report. As expected, this resulted in a longer and more complex quarterly close process. In addition, in response to the COVID-19 pandemic and the various governmental shelter-in-place orders issued in relation to it, the Company moved quickly to a work-at-home policy for all employees whose jobs were not critical to operations and service support, which included all employees responsible for the preparation of the Company’s quarterly financial statements and this Form 10-Q. This further slowed an already complex close process and caused completion of the process to be briefly delayed.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections.  All statements, other than statements of historical facts included in this Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends and other information, may be forward-looking statements.  Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements.  The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control.  Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them.  However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q.  Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and “Part II. Item 1A. Risk Factors” in this Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•
The COVID-19 pandemic has adversely affected our business and results of operations, and could have a material and adverse effect on our business, results of operations and financial condition in the future;

•	We have exposure to the risks associated with instability in the global economy and financial markets, which may negatively impact our revenues, liquidity, suppliers and customers.

•	More than half of our sales and operations are in non-U.S. jurisdictions and we are subject to the economic, political, regulatory and other risks of international operations.

•
Our revenues and operating results, especially in the High Pressure Solutions segment, depend on the level of activity in the energy industry, which is significantly affected by volatile oil and gas prices.

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

Index

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

•	A significant portion of our assets consists of goodwill and other intangible assets, the value of which may be reduced if we determine that those assets are impaired.

•	Our business could suffer if we experience employee work stoppages, union and work council campaigns or other labor difficulties.

•	We are a defendant in certain asbestos and silica-related personal injury lawsuits, which could adversely affect our financial condition.

•	A natural disaster, catastrophe, pandemic or other event could adversely affect our operations.

•	Information systems failure may disrupt our business and result in financial loss and liability to our customers.

•	The nature of our products creates the possibility of significant product liability and warranty claims, which could harm our business.

•	Environmental compliance costs and liabilities could adversely affect our financial condition.

Index

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

•	The Company may face risk associated with the discontinuation of and transition from currently used financial reference rates.

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

All references to “we,” “us,” “our,” the “Company” or “Ingersoll Rand” in this Quarterly Report on Form 10-Q mean Ingersoll Rand Inc. and its subsidiaries, unless the context otherwise requires.

Website Disclosure

We use our website www.irco.com as a channel of distribution of Company information. Financial and other important information regarding us is routinely accessible through and posted on our website. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Ingersoll Rand Inc. when you enroll your email address by visiting the “Email Alerts” section of our website at investors.irco.com. The contents of our website are not, however, a part of this Quarterly Report on Form 10-Q.

Index

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	For the Three Month Period Ended March 31,
	2020	2019
Revenues	$799.9	$620.3
Cost of sales	555.4	389.8
Gross Profit	244.5	230.5
Selling and administrative expenses	155.4	117.0
Amortization of intangible assets	55.2	31.4
Other operating expense, net	100.7	1.9
Operating (Loss) Income	(66.8)	80.2
Interest expense	27.1	22.4
Loss on extinguishment of debt	2.0	—
Other income, net	(0.2)	(1.3)
(Loss) Income Before Income Taxes	(95.7)	59.1
(Benefit) provision for income taxes	(58.9)	12.0
Net (Loss) Income	(36.8)	47.1
Less: Net loss attributable to noncontrolling interests	—	—
Net (Loss) Income Attributable to Ingersoll Rand Inc.	$(36.8)	$47.1
Basic (loss) earnings per share	$(0.13)	$0.23
Diluted (loss) earnings per share	$(0.13)	$0.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Dollars in millions)

	For the Three Month Period Ended March 31,
	2020	2019
Comprehensive (Loss) Income Attributable to Ingersoll Rand Inc.
Net (loss) income attributable to Ingersoll Rand Inc.	$(36.8)	$47.1
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	(92.2)	(0.1)
Unrecognized gains on cash flow hedges, net	1.2	1.9
Pension and other postretirement prior service cost and gain or loss, net	2.9	0.2
Total other comprehensive (loss) income, net of tax	(88.1)	2.0
Comprehensive (loss) income attributable to Ingersoll Rand Inc.	(124.9)	49.1
Comprehensive Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests	$—	$—
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net	(4.0)	—
Total other comprehensive loss, net of tax	(4.0)	—
Comprehensive loss attributable to noncontrolling interests	(4.0)	—
Total Comprehensive (Loss) Income	$(128.9)	$49.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except share and per share amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$555.7	$505.5
Accounts receivable, net of allowance for doubtful accounts of $49.1 and $18.4, respectively	1,027.5	459.1
Inventories	1,088.1	502.5
Other current assets	258.1	76.8
Total current assets	2,929.4	$1,543.9
Property, plant and equipment, net of accumulated depreciation of $310.1 and $298.4, respectively	829.0	326.6
Goodwill	5,503.4	1,287.7
Other intangible assets, net	5,679.7	1,255.0
Deferred tax assets	34.7	3.0
Other assets	382.1	212.2
Total assets	$15,358.3	$4,628.4
Liabilities and Stockholders’ Equity
Current liabilities
Short-term borrowings and current maturities of long-term debt	$35.7	$7.6
Accounts payable	764.6	322.9
Accrued liabilities	589.7	244.1
Total current liabilities	1,390.0	574.6
Long-term debt, less current maturities	3,427.1	1,603.8
Pensions and other postretirement benefits	269.3	99.7
Deferred income taxes	1,111.1	251.0
Other liabilities	405.3	229.4
Total liabilities	$6,602.8	$2,758.5
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 418,217,918 and 206,767,529 shares issued as of March 31, 2020 and December 31, 2019, respectively	4.2	2.1
Capital in excess of par value	9,241.5	2,302.0
Accumulated deficit	(179.2)	(141.4)
Accumulated other comprehensive loss	(344.1)	(256.0)
Treasury stock at cost; 1,659,263 and 1,701,785 shares as of March 31, 2020 and December 31, 2019, respectively	(36.2)	(36.8)
Total Ingersoll Rand Inc stockholders’ equity	$8,686.2	$1,869.9
Noncontrolling interests	69.3	—
Total stockholders’ equity	$8,755.5	$1,869.9
Total liabilities and stockholders’ equity	$15,358.3	$4,628.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
 (Dollars in millions)

	For the Three Month
	Period Ended
	March 31,
	2020	2019
Number of Common Shares Issued (in millions)
Balance at beginning of period	206.8	201.1
Issuance of common stock for stock-based compensation plans	0.4	2.2
Shares issued to acquire Ingersoll Rand Industrial	211.0	—
Balance at end of period	418.2	203.3
Common Stock
Balance at beginning of period	$2.1	$2.0
Issuance of common stock for stock-based compensation plans	—	—
Shares issued to acquire Ingersoll Rand Industrial	2.1	—
Balance at end of period	$4.2	$2.0
Capital in Excess of Par Value
Balance at beginning of period	$2,302.0	$2,282.7
Issuance of common stock for stock-based compensation plans	2.2	12.9
Issuance of treasury stock for stock-based compensation plans	(1.0)	(9.2)
Shares issued for Ingersoll Rand Industrial acquisition	6,917.4	—
Fair value attributable to pre-merger service for replacement equity awards	8.6	—
Fair value attributable to pre-merger service for deferred compensation plan	8.9	—
Cost incurred to issue shares for Ingersoll Rand Industrial acquisition	(1.0)	—
Stock-based compensation	4.4	2.9
Balance at end of period	$9,241.5	$2,289.3
Accumulated Deficit
Balance at beginning of period	$(141.4)	$(308.7)
Net (loss) income attributable to Ingersoll Rand Inc.	(36.8)	47.1
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2018-02)	—	8.2
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2016-13)	(1.0)	—
Balance at end of period	$(179.2)	$(253.4)
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(256.0)	$(247.0)
Foreign currency translation adjustments, net	(92.2)	(0.1)
Unrecognized gains on cash flow hedges, net	1.2	1.9
Pension and other postretirement prior service cost and gain or loss, net	2.9	0.2
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2018-02)	—	(8.2)
Balance at end of period	$(344.1)	$(253.2)
Treasury Stock
Balance at beginning of period	$(36.8)	$(53.0)
Purchases of treasury stock	(0.8)	(8.5)
Issuance of treasury stock for stock-based compensation plans	1.4	14.5
Balance at end of period	$(36.2)	$(47.0)
Total Ingersoll Rand Inc. Stockholders’ Equity	$8,686.2	$1,737.7
Noncontrolling Interests
Balance at beginning of period	$—	$—
Net (loss) income	—	—
Noncontrolling interest from acquisition of Ingersoll Rand Industrial	73.3	—
Foreign currency translation adjustments, net	(4.0)	—
Balance at end of period	$69.3	$—
Total Stockholders’ Equity	$8,755.5	$1,737.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (Dollars in millions)

	For the	For the
	Three Month	Three Month
	Period Ended	Period Ended
	March 31,	March 31,
	2020	2019
Cash Flows From Operating Activities
Net (loss) income	$(36.8)	$47.1
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Amortization of intangible assets	55.2	31.4
Depreciation in cost of sales	15.0	11.8
Depreciation in selling and administrative expenses	2.1	2.3
Stock-based compensation expense	3.5	7.5
Foreign currency transaction losses, net	2.6	3.1
Net loss on asset dispositions	—	0.1
Loss on extinguishment of debt	2.0	—
Deferred income taxes	(1.1)	(5.1)
Changes in assets and liabilities
Receivables	(4.1)	5.4
Inventories	(23.6)	(33.5)
Accounts payable	105.6	8.8
Accrued liabilities	(79.1)	15.5
Other assets and liabilities, net	27.1	(25.6)
Net cash provided by operating activities	68.4	68.8
Cash Flows From Investing Activities
Capital expenditures	(8.3)	(14.1)
Net cash acquired (paid) in business combinations	41.3	(0.5)
Disposals of property, plant and equipment	0.1	(0.1)
Net cash provided by (used) in investing activities	33.1	(14.7)
Cash Flows From Financing Activities
Principal payments on long-term debt	(1,590.6)	(26.9)
Proceeds from long-term debt	1,586.0	—
Purchases of treasury stock	(0.8)	(8.5)
Proceeds from stock option exercises	2.7	18.1
Payments of contingent consideration	(0.7)	—
Payments of debt issuance costs	(37.5)	—
Payments of costs incurred to issue shares for Ingersoll Rand Industrial acquisition	(1.0)	—
Net cash used in financing activities	(41.9)	(17.3)
Effect of exchange rate changes on cash and cash equivalents	(9.4)	5.7
Net increase in cash and cash equivalents	50.2	42.5
Cash and cash equivalents, beginning of period	505.5	221.2
Cash and cash equivalents, end of period	$555.7	$263.7
Supplemental Cash Flow Information
Cash paid for income taxes	$12.4	$13.5
Cash paid for interest	$25.9	$21.1
Debt issuance costs in accounts payable	$4.3	$—
Debt issuance costs in accrued liabilities	$0.4	$—
Leased assets obtained in exchange for new operating lease liabilities	$1.0	$1.7
Capital expenditures in accounts payable	$4.4	$4.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

INGERSOLL RAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in millions, except share and per share amounts)

Note 1. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

On February 29, 2020, Ingersoll Rand Inc. (formerly known as Gardner Denver Holdings, Inc.) completed the acquisition of the Ingersoll Rand Industrial business (“Ingersoll Rand Industrial”) by way of merger and changed its name from Gardner Denver Holdings, Inc. to Ingersoll Rand Inc.  The condensed consolidated financial statements as of and for the three month period ended March 31, 2020 include the financial results of Ingersoll Rand Industrial from the date of acquisition.

Ingersoll Rand Inc. is a holding company whose operating subsidiaries are Gardner Denver, Inc. and Ingersoll Rand Industrial U.S., Inc, and certain of Gardner Denver, Inc’s. and Ingersoll Rand Industrial U.S., Inc’s subsidiaries.  Ingersoll Rand Inc. is a diversified, global manufacturer of highly engineered, application-critical flow control products and provider of related aftermarket parts and services. The accompanying condensed consolidated financial statements include the accounts of Ingersoll Rand Inc. and its majority-owned subsidiaries (collectively referred to herein as “Ingersoll Rand” or the “Company”).

The financial information presented as of any date other than December 31, 2019 has been prepared from the books and records of the Company without audit.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of adjustments associated with acquisition accounting and normal recurring adjustments, necessary for the fair presentation of such financial statements.  All intercompany transactions and accounts have been eliminated in consolidation.

The Company’s unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”).

The results of operations for the three month period ended March 31, 2020 is not necessarily indicative of the results to be expected for the full year.  The recent outbreak of the novel Coronavirus (“COVID-19”) is a rapidly developing situation around the globe that has negatively impacted and could continue to negatively impact the global economy.  The Company’s operating results will be subject to fluctuations based on general economic conditions, and the extent to which COVID-19 may ultimately impact its business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate extent of the spread of the disease and the duration of the outbreak and business closures or business disruptions for the Company, suppliers and customers.

The balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.

Immediately prior to the acquisition of Ingersoll Rand Industrial, affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) owned 70,671,135 shares of common stock of the Company or approximately 34%, of the total outstanding common stock of the Company.  Following the acquisition of Ingersoll Rand Industrial, KKR owns 70,671,135 shares of common stock of the Company or approximately 17% of the total outstanding common stock of the Company.

The classification of stock-based compensation expense reported for the three month period ended March 31, 2019 was corrected. As a result, previously reported “Other operating expense, net” was decreased and “Selling and administrative expenses” was increased by $9.3 million for the three month period ended March 31, 2019.

Resegmentation

Subsequent to the acquisition of Ingersoll Rand Industrial, Ingersoll Rand reorganized its reportable segments.  As a result, the Company no longer reports under the reportable segments of Industrial, Energy and Medical.  Instead, the Company presents financial information for the reportable segments of Industrial Technologies and Services, Precision and Science Technologies, Specialty Vehicle Technologies and High Pressure Solutions.  The Company’s Chief Operating Decision Maker regularly reviews financial information to allocate resources and assess performance utilizing these reorganized segments.  See Note 5 “Goodwill and Other Intangible Assets” for the allocation of goodwill to the new reportable segments.  See Note 16 “Segment Results” for a description of the new reportable segments.

Index
Recently Adopted Accounting Standard Updates (“ASU”)

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40); Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update require implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancelable term of the cloud computing arrangement plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The Company adopted this guidance prospectively on January 1, 2020.  The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update eliminate, add and modify certain disclosure requirements for fair value measurements as part of its disclosure framework project. The Company adopted this guidance on January 1, 2020.  The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which added an impairment model that is based on expected losses rather than incurred losses and is called the Current Expected Credit Losses (“CECL”) model. This impairment model is applicable to loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables as well as any other financial asset with the contractual right to receive cash. Under the new model, an allowance equal to the estimate of lifetime expected credit losses is recognized which will result in more timely loss recognition. The guidance is intended to reduce complexity by decreasing the number of credit impairment models. The Company adopted this guidance on January 1, 2020, using a modified retrospective transition method.  The Company recorded a cumulative-effect adjustment on the adoption date increasing “Accumulated deficit” in the Condensed Consolidated Balance Sheets by $1.0 million and decreasing “Accounts receivable, net of allowance for doubtful accounts” in the Condensed Consolidated Balance Sheets by $1.0 million.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for a limited time to ease the potential burden of accounting for reference rate reform on financial reporting. This guidance applies to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates.  The guidance is effective beginning on March 12, 2020 through December 31, 2022.  The Company has not utilized any of the optional expedients or exceptions available under this ASU.  The Company will continue to assess whether this ASU is applicable throughout the effective period.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions and amending and clarifying existing guidance.  The guidance is effective for public companies beginning with the first quarter of 2021.  Early adoption is permitted. The Company is currently assessing the impact of this ASU on its condensed consolidated financial statements and evaluating the timing of adoption.

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this update eliminate, add and modify certain disclosure requirements for defined benefit pension plans. The guidance is effective for public companies beginning with its annual report for fiscal year 2020.  This ASU will have an immaterial impact on the Company’s condensed consolidated financial statements.

Index

Note 2. Business Combinations

Ingersoll Rand Industrial Acquisition

On February 29, 2020, Ingersoll Rand completed the acquisition of Ingersoll Rand Industrial for the total estimated purchase consideration of approximately $6,937.0 million which represents Ingersoll Rand common stock with a fair value of $6,919.5 million and the balance equal to the fair value attributable to pre-acquisition service for replacement equity awards and deferred compensation arrangements settled in shares (or valued by reference to shares) of Ingersoll Rand common stock and reimbursement of retirement funding obligation.  Ingersoll Rand Industrial is a global provider of mission-critical flow control and compression equipment and associated aftermarket parts, consumables and services.  Ingersoll Rand acquired Ingersoll Rand Industrial to extend and enhance its portfolio of products to address market opportunities in the compressor, blower, pump and other industrial product markets.

Immediately prior to the merger, Trane Technologies plc (formerly known as Ingersoll-Rand plc) (“Old IR” or “Trane Technologies”) completed a spin-off in which it distributed one share of common stock of Ingersoll-Rand Industrial US. Holdco, Inc. (“SpinCo”), par value $0.01 per share, for each share of Old IR, outstanding as of the record date for the spin-off on February 24, 2020.  In accordance with the merger agreement by and among Ingersoll Rand, Old IR, SpinCo and Charm Merger Sub Inc, a wholly owned subsidiary of Ingersoll Rand (“Merger Sub”), Merger Sub merged with and into SpinCo (the “acquisition”) and each share of common stock of SpinCo, par value $0.01 per share (“SpinCo common stock”), issued and outstanding immediately prior to the acquisition was converted into the right to receive 0.8824 shares of common stock of Ingersoll Rand, par value $0.01 per share (“Ingersoll Rand common stock”).  Immediately after the consummation of the acquisition, approximately 50.1% of the outstanding shares of Ingersoll Rand common stock on a fully-diluted basis was held by SpinCo stockholders and approximately 49.9% of the outstanding shares of the Company common stock on a fully-diluted basis was held by pre-acquisition Ingersoll Rand stockholders.  Since Ingersoll Rand (formerly named Gardner Denver Holdings, Inc.) is the accounting acquirer, the fair value of the equity issued by Ingersoll Rand to SpinCo stockholders in the acquisition was determined by reference to the market price of Ingersoll Rand common stock.  Accordingly, the purchase consideration below reflects the estimated fair value of the Ingersoll Rand shares issued in exchange for shares of SpinCo common stock in the acquisition, which is based on the final closing price of shares of Ingersoll Rand common stock prior to the effective time of the acquisition on February 28, 2020 of $32.79 per share.  The Company incurred approximately $87.3 million in total acquisition-related costs in connection with the acquisition, including approximately $42.3 million in the three month period ended March 31, 2020 recorded to “Other operating expenses, net” in the Condensed Consolidated Statements of Operations.  In addition, the Company incurred $1.0 million in registration fees in connection with issuing shares in the acquisition of Ingersoll Rand Industrial.  The $1.0 million reduced “Capital in excess of par value” of the Condensed Consolidated Balance Sheets.

Preliminary Purchase Price Allocation

In accordance with the FASB’s ASC 805 Business Combinations, Ingersoll Rand was determined to be the accounting acquirer.  As such, Ingersoll Rand applied the acquisition method of accounting with respect to the identifiable assets and liabilities of Ingersoll Rand Industrial, which have been measured at estimated fair value as of the date of the business combination.

Ingersoll Rand Industrial’s assets and liabilities were measured at estimated fair values at February 29, 2020, primarily using Level 3 inputs except for debt, which was measured using Level 2 inputs and non-controlling interests, which was measured using Level 1 inputs.  Estimates of fair value represent management’s best estimate of assumptions about future events and uncertainties, including significant judgments related to future cash flows, discount rates, competitive trends, margin and revenue growth assumptions including royalty rates and customer attrition rates, market comparables and others.  Inputs used were generally obtained from historical data supplemented by current and anticipated market conditions and growth rates.

The following table summarizes the preliminary allocation of purchase price to the identifiable assets acquired and liabilities assumed by Ingersoll Rand, with the excess of purchase price over the fair value of Ingersoll Rand Industrial’s net assets recorded as goodwill.  Due to the timing of the business combination and the magnitude of and multi-jurisdictional nature of the net assets acquired, at March 31, 2020 the valuation process to determine the fair values is not complete and further adjustments are expected in fiscal year 2020.  The Company has estimated the preliminary fair value of net assets acquired based on information currently available and will continue to adjust those estimates as additional information becomes available, including the refinement of market participant assumptions and finalization of tax returns in the pre-acquisition period.  As the Company finalizes the fair value of assets acquired and liabilities assumed, as well as finalizes working capital adjustments, additional purchase price allocation adjustments will be recorded during the measurement period, but no later than one year from the date of the acquisition.  The Company will reflect measurement period adjustments in the period in which the adjustments are determined.

Index
The aggregate purchase consideration has been preliminarily allocated as follows.

Purchase Price
Fair value of Ingersoll Rand common stock issued for Ingersoll Rand
Industrial outstanding common stock(1)	$6,919.5
Fair value attributable to pre-merger service for replacement equity awards(2)	8.6
Fair value attributable to pre-merger service for deferred compensation plan(3)	8.9
Total purchase consideration	$6,937.0

Purchase Price Allocation
Cash	$41.3
Accounts receivable	579.9
Inventory	576.2
Other current assets	136.9
Property, plant and equipment	520.0
Goodwill	4,278.2
Intangible assets	4,501.3
Other noncurrent assets	269.8
Total current liabilities, including current maturities of long-term debt of $19.0 million	(830.6)
Deferred tax liability	(900.6)
Long-term debt, net of debt issuance costs and an original issue discount	(1,851.7)
Other noncurrent liabilities	(310.4)
Noncontrolling interest	(73.3)
$6,937.0

(1)
Represents the fair value of 211,023,522 shares of the Company’s common stock issued for Ingersoll Rand Industrial outstanding common stock multiplied by $32.79, the price per share of common stock as of the closing price on February 28, 2020.

(2)
Represents the fair value of the replacement equity awards to the extent those related to services provided by the employee of Ingersoll Rand Industrial prior to closing.  See Note 9 “Stock-Based Compensation Plan” for additional information about the replacement equity awards.

(3)	Represents the fair value of the deferred compensation plan to be settled in equity. See Note 7 “Benefit Plans” for additional information about the deferred compensation plan.

Summary of Significant Fair Value Methods

The methods used to determine the preliminary fair value of significant identifiable assets and liabilities included in the preliminary allocation of purchase price are discussed below.  The final fair value determination may differ from this preliminary determination.

Inventories

Acquired inventory is comprised of finished goods, work in process and raw materials.  The preliminary fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance relating to the selling effort.  The preliminary fair value of work in process inventory was primarily calculated as the estimated selling price, adjusted for estimated costs to complete the manufacturing, estimated costs of the selling effort, as well as a reasonable profit margin on the remaining manufacturing and selling effort.  The preliminary fair value of raw materials and supplies was determined based on replacement cost which approximates historical carrying value.  The preliminary fair value step-up of $102.3 million of inventories measured on a First In First Out (“FIFO”) basis is amortized to “Cost of sales” in the condensed consolidated financial statements as the inventory is sold, which is expected to be a period of four months from the acquisition date.  For inventories measured on a Last In First Out (“LIFO”) basis, the acquired inventory becomes the LIFO base layer inventory.

Index
Property, Plant and Equipment

The preliminary fair value of property, plant and equipment was primarily calculated using replacement costs adjusted for the age and condition of the asset, with the exception of real property which was calculated using the market approach, and is summarized below.

Land	$38.8
Buildings	177.4
Machinery and equipment	255.9
Office furniture and equipment	13.2
Other	0.9
Construction in progress	33.8
Preliminary fair value of property, plant and equipment	$520.0

Identifiable Intangible Assets

The estimated preliminary fair value and weighted average useful life of the Ingersoll Rand Industrial identifiable intangible assets are as follows.

	Fair Value	Weighted average useful life (years)
Tradenames(1)	$1,427.0	Indefinite
Developed technology(2)	145.0	6
Customer relationships(3)	2,805.0	21
Backlog(4)	90.9	< 1
Other(5)	33.4	4
Preliminary fair value of identfiable intangible assets	$4,501.3

(1)
Tradenames were identified from brands of Ingersoll Rand Industrial.  The preliminary fair value of tradenames were determined using a relief from royalty methodology which estimates the cost savings generated by a company related to the ownership of an asset for which it would otherwise have had to pay royalties or license fees on revenues earned through the use of the asset.  The discount rate used was determined at the time of measurement based on an analysis of the implied internal rate of return of the transaction, weighted average cost of capital and weighted average return on assets.  Tradenames are expected to have an indefinite useful life.

(2)
Developed technology was identified from the products of Ingersoll Rand Industrial.  Preliminary fair values were determined using a relief from royalty methodology with similar methodology and assumptions as described in the tradename description above.  The economic useful life was determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.

(3)
Customer relationships represent the preliminary fair value of existing relationships with the Ingersoll Rand Industrial customers.  Its preliminary fair value was determined using the Multi-Period Excess Earning Method which involves isolating the net earnings attributable to the asset being measured based on present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life.  The valuation includes a valuation of the assembled workforce, using the Cost Approach, for purposes of calculating contributory asset charges to be used in the Multi-Period Excess Earning Method valuations.  The economic useful life was determined based on historical customer attrition rates.

(4)
Backlog primarily relates to the dollar value of purchase arrangements with customers, effective, as of a given point in time, that are based on mutually agreed terms which, in some cases, may still be subject to completion of written documentation and may be changed or cancelled by the customer, often without penalty.  Ingersoll Rand Industrial’s backlog consists of these arrangements with assigned shipment dates expected, in most cases, within three to twelve months.  The preliminary fair value was determined using the Multi-Period Excess Earning Method.  The economic useful life is based on the time to fulfill the outstanding order backlog obligation.

(5)	Other intangible assets is primarily comprised of software.

Index
The Company believes that the amounts of purchased intangible assets recorded represent the preliminary fair values of and approximates the amounts a market participant would pay for these intangible assets as of the acquisition date.

Leases, including lease liabilities and right-of-use (“ROU”) assets

Lease liabilities, included in “Accrued liabilities” and “Other non-current liabilities” in the Condensed Consolidated Balance Sheets, at the acquisition date, are remeasured at the present value of the future minimum lease payments over the remaining lease term and the incremental borrowing rate of Ingersoll Rand as if the acquired leases were new leases as of the acquisition date.  ROU assets included in “Other assets” in the Condensed Consolidated Balance Sheets as of the acquisition date, are equal to the amount of the lease liability at the acquisition date adjusted for any off-market terms of the lease.  The remaining lease term is based on the remaining term at the acquisition date plus any renewal or extension options that the Company is reasonably certain will be exercised.

Pension and Other Postretirement Liabilities

Ingersoll Rand recognized a pretax net liability representing the net funded status of Ingersoll Rand Industrial’s defined-benefit pension and other postretirement benefit (“OPEB”) plans.  See Note 7 “Benefit Plans” for further information on the pension and OPEB arrangements.

Long-Term Debt

Ingersoll Rand Services Company incurred $1,900.0 million of indebtedness under the Credit Agreement dated as of February 28, 2020 among Ingersoll Rand Services Company, as borrower, Citibank, N.A. as administrative agent and collateral agent and the lenders party thereto (the “Senior Secured Credit Facility”) prior to the closing of the acquisition, and the indebtedness under the Senior Secured Credit Facility will mature February 28, 2027 (or, if such date is not a business day the first business day thereafter).  Ingersoll Rand incurred a total of $26.9 million debt issuance costs associated with the $1,900.0 million loan under the Senior Secured Credit Facility. The $1,900.0 million of indebtedness under the Credit Agreement was reduced by a $2.4 million original issue discount.

The fair value for long term debt is determined based on the total indebtedness less debt issuance costs as the debt consummated at the time of closing of the acquisition.

Deferred Income Tax Assets and Liabilities

The acquisition was structured as a merger and therefore, the Company assumed the historical tax basis of Ingersoll Rand Industrial’s assets and liabilities. The deferred income tax assets and liabilities include the expected future federal, state and foreign tax consequences associated with temporary differences between the preliminary fair values of the assets acquired and liabilities assumed and the respective tax bases. Tax rates utilized in calculating deferred income taxes generally represent the enacted statutory tax rates at the effective date of the acquisition in the jurisdictions in which legal title of the underlying asset or liability resides.  See Note 13. “Income Taxes” for further information related to income taxes.

Noncontrolling Interests

Ingersoll Rand Industrial has a 74% controlling interest in Ingersoll-Rand India Limited.  Therefore, there is a 26% non-controlling interest in Ingersoll-Rand India Limited. Ingersoll-Rand India Limited is a public company in India and listed on stock exchanges in India.  Ingersoll Rand’s preliminary fair value of non-controlling interest is based on market quote of Indian Rupee 639.2 per share, available on the last trading day on February 28, 2020 prior to the closing date of the acquisition.  Considering non-controlling shares of 8.2 million, the preliminary fair value of non-controlling interest is $73.3 million.

Other Assets Acquired and Liabilities Assumed (excluding Goodwill)

The Company utilized the carrying values, net of allowances, to value accounts receivable and accounts payable as well as other current assets and liabilities as it was determined that carrying values represented the fair value of those items at the acquisition date.

Index
Goodwill

The excess of the consideration for the acquisition over the preliminary fair value of net assets acquired was recorded as goodwill.  The estimated goodwill recognized is attributable primarily to expected synergies and expanded market opportunities from combining the Company’s operations with those of Ingersoll Rand Industrial.  The goodwill created in the acquisition is not expected to be deductible for tax purposes and is subject to material revision as the purchase price allocation is completed.  Goodwill arising from the acquisition has been allocated to the Industrial Technologies and Services, High Pressure Solutions, Precision and Science Technologies and Specialty Vehicle Technologies reporting segments.  See Note 5. “Goodwill and Other Intangible Assets” for the allocation of goodwill to segments.

Results of Ingersoll Rand Industrial Subsequent to the Acquisition

The operating results of Ingersoll Rand Industrial have been included in the Company’s condensed consolidated financial statements for the three month period ended March 31, 2020 from the acquisition date. The Company’s condensed consolidated statements of operations for the three month period ended March 31, 2020 included revenues of $293.4 million and a net loss of $33.3 million which includes the effects of purchase accounting adjustments, primarily changes in amortization of intangible assets, depreciation of property, plant and equipment and amortization of stepped up inventory.

Unaudited Pro Forma Information

The following unaudited pro forma financial information summarizes the combined results of operations for the Company and Ingersoll Rand Industrial as if the acquisition had been completed on January 1, 2019. The pro forma results have been prepared for comparative purposes only, and do not necessarily represent what the revenue or results of operations would have been had the acquisition been completed on January 1, 2019. In addition, these results are not intended to be a projection of future operating results and do not reflect synergies that might be achieved.

The unaudited pro forma information includes adjustments for the preliminary purchase price accounting impact (including, but not limited to, amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to stock-based compensation expense, the purchase accounting effect on inventory acquired, the purchase accounting effect on deferred revenue, interest expense and amortization of debt issuance costs related to the fair value adjustment to long-term debt, transaction costs and related tax impacts) and the alignment of accounting policies.

The table below reflects the impact of material and nonrecurring adjustments to the unaudited pro forma results for the three month periods ended March 31, 2020 and 2019 that are directly attributable to the acquisition.

	For the Three Month Period Ended March 31,
	2020	2019
(Decrease) increase to expense as a result of inventory fair value adjustment, net of tax	(31.1)	74.7
(Decrease) increase to expense as a result of transaction costs, net of tax	(38.1)	78.6

Index
The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of the Company’s condensed consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2019 or of the results of the Company’s future results of operations of the combined businesses.

	For the Three Month Period Ended March 31,
	2020	2019
Revenues	$1,269.8	$1,500.0
Net loss	(0.2)	(110.5)

Transactions with Trane Technologies

Certain agreements have been entered into between Ingersoll Rand and Trane Technologies plc, including, among others, an Employee Matters Agreement, a Real Estate Matters Agreement, a Tax Matters Agreement, an Intellectual Property Matters Agreement and a Transition Services Agreement each dated February 29, 2020.  The Transition Services Agreement has a term of twenty four calendar months.  Charges for services under the agreement will be determined on an allocated cost basis, subject to an overall annual aggregate cap.  During the three month period ended March 31, 2020, the Company incurred $2.4 million of charges under the Transition Service Agreement.

Acquisition of Air Compressors and Blowers North Limited

On August 19, 2019, the Company acquired Air Compressors and Blowers North Limited (“ACBN”), a provider of vacuum pumps, blowers and compressors. The Company acquired certain assets of ACBN for total consideration of $7.0 million, which consisted of cash payments of $5.9 million and a $1.1 million deferred payment. The deferred payment is expected to be paid by the end of the first quarter of 2021 and is recorded in “Other liabilities” in the Condensed Consolidated Balance Sheets. The revenues and operating income of ACBN are included in the Company’s condensed consolidated financial statements from the acquisition date and are included in the Industrial Technologies and Services segment. The goodwill resulting from this acquisition is deductible for tax purposes.

Acquisition of Oina VV AB

On July 3, 2019, the Company acquired Oina VV AB (“Oina”) which specializes in customized pump solutions for liquid handling processes for use in medical, process and industrial applications. The Company acquired all of the assets and assumed certain liabilities of Oina for total consideration, net of cash acquired, of $10.0 million, which consisted of cash payments of $5.6 million, a $1.6 million holdback, and up to $2.8 million in contingent earn-out provisions. The Company made payments of $0.8 million in the three month period ended March 31, 2020, related to the contingent earn-out provisions. The $1.6 million holdback is expected to be paid by the end of the fourth quarter of 2021 and is recorded in “Other liabilities” in the Condensed Consolidated Balance Sheets.  The revenues and operating income of Oina are included in the Company’s condensed consolidated financial statements from the acquisition date and are included in the Precision and Science Technologies segment. None of the goodwill resulting from this acquisition is deductible for tax purposes.

Acquisition Revenues and Operating Income

The revenue and operating income of the ACBN and Oina acquisitions for the three month period ended March 31, 2020, was $2.3 million and $0.1 million, respectively.

Pro forma information regarding these acquisitions has not been provided as they did not have a material impact on the Company’s Condensed Consolidated Statements of Operations individually or in the aggregate.

Note 3. Restructuring

Restructuring Program 2018 to 2019

In the third quarter of 2018, the Company announced a restructuring program (“2018 Plan”) that primarily involved workforce reductions and facility consolidation. This restructuring program was substantially completed as of December 31, 2019.  Through December 31, 2019, $26.5 million was charged to expense through “Other operating expense, net” in the Consolidated Statements of Operations ($20.4 million for Industrial Technologies and Services, $1.6 million for Precision and Science Technologies, $3.4 million for High Pressure Solutions, and $1.1 million for Corporate).

Additionally, $3.3 million of non-cash asset write-offs in the High Pressure Solutions segment were charged to expense through “Other operating expense, net” in the Consolidated Statements of Operations.  The Company does not anticipate any material future expense related to this restructuring program and any remaining liabilities will be paid as contractually obligated.

Index
Restructuring Program 2020 to 2022

Subsequent to the acquisition of Ingersoll Rand Industrial, the Company announced a restructuring program (“2020 Plan”) to drive efficiencies and synergies, reduce the number of facilities and optimize operating margin within the merged Company. The Company expects to incur total expenses of approximately $350.0 million related to workforce reductions, lease termination costs, other facility rationalization costs and other business related transformation costs from 2020 until 2022. The Company expects to realize approximately $250.0 million in annualized cost synergies by the end of 2022. The Company continues to evaluate operating efficiencies and anticipates incurring additional costs in the coming years in connection with these activities, but is unable to estimate those amounts at this time as such plans are not yet finalized.

Through March 31, 2020, $41.6 million was charged to expense through “Other operating expense, net” in the Condensed Consolidated Statements of Operations ($30.0 million for Industrial Technologies and Services, $3.1 million for Precision and Science Technologies, $3.1 million for High Pressure Solutions, $0.5 million for Specialty Vehicle Technologies and $4.9 million for Corporate).

The following table summarizes the activity associated with the Company’s restructuring programs for the three month period ended March 31, 2020.

Total
Balance as of December 31, 2019	$5.0
Charged to expense - Termination benefits	38.8
Charged to expense - Other	2.8
Payments	(18.2)
Balance as of March 31, 2020	$28.4

As of March 31, 2020, restructuring reserves of $28.4 million related to these programs are included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets. The activity associated with the 2018 Plan for the three month period ended March 31, 2020 was not material. As of December 31, 2019, restructuring reserves of $5.0 million related to these programs are included in ‘‘Accrued liabilities’’ in the Condensed Consolidated Balance Sheets.

Note 4. Inventories

Inventories as of March 31, 2020 and December 31, 2019 consisted of the following.

	March 31, 2020	December 31, 2019
Raw materials, including parts and subassemblies	$651.8	$370.5
Work-in-process	119.9	47.6
Finished goods	303.4	71.4
	1,075.1	489.5
Excess of LIFO costs over FIFO costs	13.0	13.0
Inventories	$1,088.1	$502.5

Index

Note 5. Goodwill and Other Intangible Assets

The Company reorganized its reportable segments during the three month period ended March 31, 2020.  Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired and liabilities assumed in a business combination.

The changes in the carrying amount of goodwill attributable to each reportable segment for the three month period ended March 31, 2020 is presented in the table below.

	Industrial Technologies and Services	Precision and Science Technologies	High Pressure Solutions	Specialty Vehicle Technologies	Total
Balance as of December 31, 2019	$865.4	$227.5	$194.8	$—	$1,287.7
Acquisition	3,020.7	839.3	—	418.2	4,278.2
Foreign currency translation and other	(52.0)	(7.9)	—	(2.6)	(62.5)
Balance as of March 31, 2020	$3,834.1	$1,058.9	$194.8	$415.6	$5,503.4

As of March 31, 2020, goodwill included $343.3 million of accumulated impairment losses within the High Pressure Solutions segment and $220.6 million of accumulated impairment losses within the Industrial Technologies and Services segment.

As of March 31, 2020, there was no indication that the carrying value of the Company’s goodwill and other intangible assets may not be recoverable.  However, a prolonged adverse impact of the COVID-19 pandemic on the Company’s consolidated financial results may require an impairment charge related to one or more of these assets in a future period.

There were no goodwill impairment charges recorded during the three month periods ended March 31, 2020 and 2019.

Other intangible assets as of March 31, 2020 and December 31, 2019 consisted of the following.

	March 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer lists and relationships	$4,016.9	$(702.3)	$1,238.7	$(673.9)
Technology	174.7	(8.4)	30.2	(6.0)
Trademarks	39.6	(12.5)	40.4	(11.9)
Backlog	90.6	(9.2)	—	—
Other	98.3	(43.9)	64.0	(40.8)
Unamortized intangible assets
Trademarks	2,035.9	—	614.3	—
Total other intangible assets	$6,456.0	$(776.3)	$1,987.6	$(732.6)

Amortization of intangible assets was $55.2 million for the three month period ended March 31, 2020 and $31.4 million for the three month period ended March 31, 2019.  Amortization of intangible assets is anticipated to be approximately $350.0 million in 2020 and $275.0 million to $315.0 million from 2021 through 2025 based upon the exchange rates as of March 31, 2020.

Index

Note 6. Accrued Liabilities

Accrued liabilities as of March 31, 2020 and December 31, 2019 consisted of the following.

	March 31, 2020	December 31, 2019
Salaries, wages and related fringe benefits	$131.6	$60.7
Contract liabilities	162.1	51.7
Product warranty	53.0	22.7
Operating lease liabilities	47.1	17.1
Restructuring	28.4	5.0
Taxes	18.7	22.5
Other	148.8	64.4
Total accrued liabilities	$589.7	$244.1

A reconciliation of the changes in the accrued product warranty liability for the three month periods ended March 31, 2020 and 2019 are as follows.

	For the Three Month Period Ended March 31, 2020	For the Three Month Period Ended March 31, 2019
Balance at beginning of period	$22.7	$23.9
Product warranty accruals	8.1	6.8
Acquired warranty	31.3	-
Settlements	(8.6)	(8.8)
Charged to other accounts(1)	(0.5)	(0.1)
Balance at end of period	$53.0	$21.8

(1)	Includes the effects of foreign currency translation adjustments for the company's subsidiaries with functional currencies other than the USD.

Note 7. Benefit Plans

Acquisition of Ingersoll Rand Industrial

Defined Contribution Plans

In connection with the acquisition of Ingersoll Rand Industrial, the Company acquired certain defined contribution plans.  Most of the Ingersoll Rand Industrial employees in the U.S. are covered by a defined contribution plan.  Employer contributions are determined based on criteria specific to the individual.

Pension and Other Postretirement Benefit Plans

The Company acquired a number of pension and postretirement plans worldwide.  As of the date of acquisition of Ingersoll Rand Industrial, the Company recognized the funded status of the acquired defined benefit pension plans.  The funded status is the difference between the fair value of the plan assets and the projected benefit obligation.  Certain Company employees participate in various other postretirement benefit plans that are sponsored by Ingersoll Rand and cover certain U.S. and non – U.S. employees.  The other postretirement benefit plans are unfunded.  The Company funds the other postretirement plans on a pay-as-you-go basis in the form of direct benefit payments.  Other postretirement benefits are contributory with contributions adjusted for annually.  Life insurance plans for retirees are primarily noncontributory.

Index
Deferred Compensation Plans

The Company acquired deferred compensation plans which allow certain key employees to defer a portion of their eligible compensation into a number of investment choices, including the Company’s common stock equivalents.  Except with respect to the Supplemental Employee Savings Plan I and II, which plans settle all investments in cash, any amounts invested in common stock are settled in shares of Ingersoll Rand common stock at the time of distribution. All other investments are settled in cash.  The portion of the acquired deferred compensation to be settled in shares is accounted for in the consideration transferred.

Net Periodic Benefit Cost

The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three month periods ended March 31, 2020 and 2019.

	Pension Benefits		Other Postretirement
	U.S. Plans	Non-U.S. Plans	Benefits
	For the Three Month Period Ended March 31, 2020	For the Three Month Period Ended March 31, 2020	For the Three Month Period Ended March 31, 2020
Service cost	$0.6	$0.7	$—
Interest cost	1.2	1.5	0.1
Expected return on plan assets	(1.6)	(2.7)	—
Recognition of:
Unrecognized prior service cost	—	—	—
Unrecognized net actuarial loss	—	0.7	—
	$0.2	$0.2	$0.1

	Pension Benefits		Other Postretirement
	U.S. Plans	Non-U.S. Plans	Benefits
	For the Three Month Period Ended March 31, 2019	For the Three Month Period Ended March 31, 2019	For the Three Month Period Ended March 31, 2019
Service cost	$—	$0.4	$—
Interest cost	0.5	2.0	—
Expected return on plan assets	(0.5)	(2.6)	—
Recognition of:
Unrecognized prior service cost	—	—	—
Unrecognized net actuarial loss	—	0.5	—
	$—	$0.3	$—

The components of net periodic benefit cost other than the service cost component are included in “Other income, net” of the Condensed Consolidated Statements of Operations.

Index

Note 8. Debt

Debt as of March 31, 2020 and December 31, 2019 is summarized as follows.

	March 31, 2020	December 31, 2019
Short-term borrowings	$—	$—
Long-term debt
Revolving credit facility, due 2024	$—	$—
Receivables financing agreement, due 2020	—	—
Dollar Term Loan, due 2024(1)	—	927.6
Euro Term Loan, due 2024(2)	—	673.9
Dollar Term Loan B, due 2027(3)	1,897.7	—
Dollar Term Loan, due 2027(4)	926.5	—
Euro Term Loan, due 2027(5)	662.2	—
Finance leases and other long-term debt	17.8	18.0
Unamortized debt issuance costs	(41.4)	(8.1)
Total long-term debt, net, including current maturities	3,462.8	1,611.4
Current maturities of long-term debt	35.7	7.6
Total long-term debt, net	$3,427.1	$1,603.8

(1)	The weighted-average interest rate was 4.47% for the period from January 1, 2020 through February 27, 2020.

(2)	The weighted-average interest rate was 3.00% for the period from January 1, 2020 through February 27, 2020.

(3)
As of March 31, 2020, this amount is presented net of unamortized discounts of $2.3 million.  As of March 31, 2020, the applicable interest rate was 2.74% and the weighted-average interest rate was 3.33% for the period from February 28, 2020 through March 31, 2020.

(4)
As of March 31, 2020, this amount is presented net of unamortized discounts of $1.1 million.  As of March 31, 2020, the applicable interest rate was 2.74% and the weighted average interest rate was 3.33% for the period from February 28, 2020 through March 31, 2020.

(5)
As of March 31, 2020, this amount is presented net of unamortized discounts of $0.8 million.  As of March 31, 2020, the applicable interest rate was 2.00% and the weighted average interest rate was 2.00% for the period from February 28, 2020 through March 31, 2020.

Senior Secured Credit Facilities

The Company entered into a Senior Secured Credit Agreement (“Credit Agreement”) with UBS AG, Stamford Branch, as administrative agent, and other agents, lenders and parties thereto (the debt facilities under the Credit Agreement, the “Senior Secured Credit Facilities”) on July 30, 2013.  The Company entered into Amendment No. 1 to the Credit Agreement with UBS AG, Stamford Branch, as administrative agent, and the lenders and other parties thereto on March 4, 2016 (“Amendment No. 1”), Amendment No. 2 on August 17, 2017 (“Amendment No. 2”) and Amendment No. 3 on December 13, 2018 (“Amendment No. 3”).  Amendment No. 4 to the Credit Agreement, among other modifications, replaced UBS AG, as resigning agent, with Citibank, N.A. as successor agent, on June 28, 2019 (“Amendment No. 4”).

The Senior Secured Credit Facilities provided senior secured financing consisting of (i) a senior secured term loan facility denominated in U.S. dollars (as refinanced and otherwise modified from time to time prior to February 28, 2020, the “Original Dollar Term Loan”), (ii) a senior secured term loan facility denominated in Euros (as refinanced and otherwise modified from time to time prior to February 28, 2020, the “Original Euro Term Loan”) and (iii) a senior secured revolving credit facility (as refinanced and otherwise modified from time to time the “Revolving Credit Facility”).  The Revolving Credit Facility is available to be drawn in U.S. dollars (“USD”), Euros (“EUR”), Great British Pounds (“GBP”) and other reasonably accepted foreign currencies, subject to certain sublimits for the foreign currencies.

Index
See Note 10 “Debt” to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2019 for further information on the amendments to the Senior Secured Credit Facilities.

On February 28, 2020, the Company entered into Amendment No. 5 to the Credit Agreement (“Amendment No. 5”).  Amendment No. 5 refinanced the existing Original Dollar Term Loan and Original Euro Term Loan.  The proceeds from the replacement $927.6 million Dollar Term Loan (“Dollar Term Loan”) and replacement €601.2 million Euro Term Loan (“Euro Term Loan”) were used to refinance the outstanding Original Dollar Term Loan and Original Euro Term Loan.  The proceeds from the Dollar Term Loan and the Euro Term Loan were reduced by an original issue discount of $1.2 million and €0.8 million, respectively.  The Euro Term Loan and Dollar Term Loan will mature on February 28, 2027 (or, if such date is not a business day, the first business day thereafter).  The refinancing of the Original Dollar Term Loan and the Original Euro Term Loan resulted in the write off of unamortized debt issuance costs of $2.0 million which was recorded to “Loss on extinguishment of debt” in the Condensed Consolidated Statements of Operations.

At the time of the acquisition of Ingersoll Rand Industrial, the Credit Agreement was amended to include an additional $1,900.0 million senior secured term loan (“Dollar Term Loan B”) by and among Ingersoll-Rand Services Company, as the borrower, the lenders party thereto and Citi, as the administrative agent.  Further, Ingersoll-Rand Services Company, the borrower with respect to the Dollar Term Loan B was designated as an additional borrower under the Credit Agreement.  The Dollar Term Loan B and the Dollar Term Loan and the Euro Term Loan have guarantees from the same credit parties and are secured by the same collateral.  The Dollar Term Loan B will mature on February 28, 2027 (or, if such date is not a business day, the first business day thereafter). The proceeds from the $1,900.0 million Dollar Term Loan B were reduced by a $2.4 million original issue discount.

As of the closing of the acquisition of Ingersoll Rand Industrial, on February 29, 2020, the aggregate amount of the Revolving Credit Facility increased to $1,000.0 million and the capacity under the Revolving Credit Facility to issue letters of credit increased to $400.0 million.  As of March 31, 2020, the Company had no outstanding borrowings under the Revolving Credit Facility, $44.7 million of outstanding letters of credit under the Revolving Credit Facility and unused availability under the Revolving Credit Facility of $955.3 million.

Interest Rates and Fees

Borrowings under the Dollar Term Loan, Dollar Term Loan B and Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) the greater of LIBOR for the relevant interest period or 0.00% per annum, in each case adjusted for statutory reserve requirements, plus an applicable margin or (b) a base rate (the “Base Rate”) equal to the highest of (1) the rate of interest publicly announced by the administrative agent as its prime rate in effect at its principal office, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month, adjusted for statutory reserve requirements, plus 1.00%, in each case, plus an applicable margin.  Borrowings under the Euro Term Loan bear interest at a rate equal to the greater of LIBOR for the relevant interest period, or 0.00% per annum, in each case adjusted for statutory reserve requirements, plus an applicable margin.  The applicable margin for (i) the Dollar Term Loan is 1.75% for LIBOR loans and 0.75% for base rate loans, (ii) the Dollar Term Loan B is 1.75% for LIBOR loans and 0.75% for base rate loans, (iii) the Revolving Credit Facility is 2.00% for LIBOR loans and 1.00% for Base Rate loans and (iv) the Euro Term Loan is 2.00% for LIBOR loans.

In addition to payment interest on outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay a commitment fee of 0.375% per annum to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder.  The commitment fee reduces to 0.25% or 0.125% upon the achievement of a Level I or Level II status, respectively.  Level I status means that the Company’s Consolidated First Lien Secured Debt to Consolidated EBITDA Ratio (as defined in the Senior Secured Credit Facilities) is less than or equal to 1.75 to 1.00.  Level II status means that the Company’s Consolidated First Lien Secured Debt to Consolidated EBITDA Ratio is less than or equal to 1.50 to 1.00.  The Company must also pay customary letter of credit fees.

Index
Prepayments

The Senior Secured Credit Facilities require the Company to prepay outstanding term loans, subject to certain exceptions, with (i) 50% of annual excess cash flow (as defined in the Senior Credit Facilities) commencing with the fiscal year ending December 31, 2021 (which percentage will be reduced to 25% if the Company’s Consolidated First Lien Secured Debt to Consolidated EBITDA Ratio is less than or equal to 2.25 to 1.00 but greater than 2.00 to 1.00, and which prepayment will not be required if the Company’s Consolidated First Lien Secured Debt to Consolidated EBITDA Ratio is less than or equal to 2.00 to 1.00), (ii) 100% of the net cash proceeds of non-ordinary asset sales or other dispositions of property, subject to reinvestment rights (which percentage will be reduced to 50% if the Company’s Consolidated First Lien Secured Debt to Consolidated EBITDA Ratio is less than or equal to 2.25 to 1.00 but greater than 2.00 to 1.00 and which prepayment will not be required if the Company’s Consolidated First Lien Secured Debt to Consolidated EBITDA Ratio is less than or equal to 2.00 to 1.00), and (iii) 100% of the net cash proceeds of any incurrence of debt, other than proceeds from debt permitted under the Credit Agreement.

The mandatory prepayments will be applied to the scheduled installments of principal of the Term Loans in direct order of maturity.

The Company may voluntarily repay outstanding loans under the Senior Secured Credit Facilities at any time without premium or penalty, subject to certain customary conditions, including reimbursements of the lenders’ redeployment costs actually incurred in the case of a prepayment of LIBOR borrowings other than on the last day of the relevant interest period, provided that any voluntary prepayment of the Dollar Term Loan, the Dollar Term Loan B or the Euro Term Loan prior to August 28, 2020, in connection with a repricing transaction shall be subject to a prepayment premium of 1.00% of the principal amount so prepaid.

Amortization and Final Maturity

The Dollar Term Loan, Dollar Term Loan B and Euro Term Loan amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of such term loan, with the balances payable on February 28, 2027 (or, if such date is not a business day, the first business day thereafter).

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

The Revolving Credit Facility requires that, if the sum of the aggregate principle amount of all borrowings under the Revolving Credit Facility and non-cash collateralized letters of credit outstanding under the Revolving Credit Facility (less the amount of letters of credit outstanding as of June 28, 2019) exceeds 40% of the commitments under the Revolving Credit Facility, the Company’s Consolidated First Lien Secured Debt to Consolidated EBITDA Ratio shall not exceed 6.25 to 1.00 as of the last day of the fiscal quarter.

The Senior Secured Credit Facilities also contain certain customary affirmative covenants and events of default.

Index
Receivables Financing Agreement

On February 27, 2020, Gardner Denver, Inc., as initial servicer, Gardner Denver Finance II LLC, as borrower, and PNC Bank, National Association as lender, LC participant, LC bank, and administrative agent, entered into the third amendment (the ”Third Amendment”) to the Receivables Financing Agreement dated as of May 17, 2016.  Among other changes, the Third Amendment extended the scheduled termination date of the Receivables Financing Agreement from June 30, 2020 to December 30, 2020 and amended the definition of “Change of Control” to (i) remove the requirement that certain specified equity holders maintain a minimum ownership level of the outstanding voting stock of the Company (ii) increase the threshold at which the acquisition of ownership by a person, entity or group of other equity holders constitutes a “Change of Control” and (iii) make certain other technical changes and updates.  As of March 31, 2020, the Company had no outstanding borrowings, $26.7 million of letters of credit outstanding and $65.9 million of capacity available under the Receivables Financing Agreement.

Note 9. Stock-Based Compensation Plan

The Company has outstanding stock-based compensation awards granted under the 2013 Stock Incentive Plan (“2013 Plan”) and the 2017 Omnibus Incentive Plan (“2017 Plan”) as described in Note 17 “Stock-Based Compensation Plans” to the consolidated financial statements in its annual report on Form 10-K for the year ended December 31, 2019.  Following the Company’s initial public offering, the Company grants stock-based compensation awards pursuant to the 2017 Plan and ceased granting new awards pursuant to the 2013 Plan.

Acquisition of Ingersoll Rand Industrial

As of the acquisition date of February 29, 2020, Ingersoll Rand Industrial employees’ unvested equity awards and a limited number of vested awards were converted into equity awards denominated in shares of the Company’s common stock based on a defined exchange ratio.  Ingersoll Rand Industrial employees’ equity awards were converted into Ingersoll Rand stock options and restricted stock units.

For converted restricted stock units, the fair value of the equity award is based on the market price of the common stock on the grant date.  The replacement restricted stock units will generally be governed by the same terms and conditions as those applicable prior to the acquisition.  The portion of fair value of the replacement awards related to services provided prior to the acquisition was accounted for as consideration transferred.  The remaining portion of the fair value is associated with future service and will be recognized as compensation expense over the vesting period.

For converted stock options, the exercise price per share of the converted award was equal to the exercise price per share of the stock option award immediately prior to the completion of the acquisition divided by the exchange ratio. The replacement options will generally be governed by the same terms and conditions as those applicable prior to the acquisition.  The portion of fair value of the replacement awards related to services provided prior to the acquisition was accounted for as consideration transferred.  The remaining portion of fair value is associated with future service and will be recognized as compensation expense over the vesting period.  The fair value of stock options that the Company assumed in connection with the acquisition of Ingersoll Rand Industrial was estimated using the Black-Scholes model with the following assumptions.
Converted Stock Option Awards Assumptions
Expected life of options (in years)	2.0 - 3.6
Risk-free interest rate	0.9%
Assumed volatility	34.2%
Expected dividend rate	0.0%

Stock-Based Compensation

For the three month periods ended March 31, 2020 and 2019, the Company recognized stock-based compensation expense of approximately $3.5 million and $7.5 million, respectively.  The $3.5 million of stock-based compensation expense for the three month period ended March 31, 2020 included expense for equity awards granted under the 2013 Plan and 2017 Plan of $4.3 million and a decrease in the liability for stock appreciation rights (“SAR”) of $0.8 million.  These costs are included in “Cost of sales” and “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations.

As of March 31, 2020, there was $78.2 million of total unrecognized compensation expense related to outstanding stock options, restricted stock unit awards and performance stock unit awards.

Index
SARs, all of which were granted under the 2013 Plan, are expected to be settled in cash and are accounted for as liability awards. As of March 31, 2020, a liability of approximately $5.9 million for SARs was included in “Accrued liabilities” of the Condensed Consolidated Balance Sheets.

The Company’s stock-based compensation awards are typically granted in the first quarter of the year and primarily consist of stock options, restricted stock units and, commencing in 2020, performance share units.

Stock Option Awards

Stock options are granted to employees with an exercise price equal to the fair value of the Company’s per share common stock on the date of grant.  Stock option awards typically vest over four or five years and expire ten years  from the date of grant.

A summary of the Company’s stock option (including SARs) activity for the three month period ended March 31, 2020 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Exercise Price (per share)
Stock options outstanding as of December 31, 2019	8,028	$14.14
Converted Ingersoll Rand Industrial stock options	985	$24.72
Granted	1,441	$24.70
Exercised or settled	(334)	$8.89
Forfeited	(35)	$28.70
Expired	—	$32.06
Stock options outstanding as of March 31, 2020	10,085	$16.80
Vested as of March 31, 2020	6,303	$11.38

The following assumptions were used to estimate the fair value of options granted (excluding previously disclosed modified awards) during the three month periods ended March 31, 2020 and 2019 using the Black-Scholes option-pricing model.

	For the Three Month Period Ended March 31, 2020	For the Three Month Period Ended March 31, 2019
Black-Scholes Assumptions
Expected life of options (in years)	6.3	6.3
Risk-free interest rate	0.7% - 1.5%	2.6%
Assumed volatility	24.6% - 39.0%	31.8%
Expected dividend rate	0.0%	0.0%

Index
Restricted Stock Unit Awards

Restricted stock units are granted to employees, non-employee directors and advisors based on the market price of the Company’s common stock on the grant date and recognize compensation expense based on the market price of the Company’s common stock on the grant date over the vesting period.  A summary of the Company’s restricted stock unit activity for the three month period ended March 31, 2020 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested restricted stock units as of December 31, 2019	719	$29.31
Converted Ingersoll Rand Industrial restricted stock units	305	$33.06
Granted	707	$25.34
Vested	(187)	$28.73
Forfeited	(13)	$28.87
Non-vested restricted stock units as of March 31, 2020	1,531	$28.29

Performance Share Unit Awards

Performance share units are granted to employees and are subject to a three year performance period.  The number of shares issued at the end of the performance period is determined by the Company’s total shareholder return percentile rank versus the S&P 500 index for the three year performance period.  The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model and compensation cost is recognized straight-line over a three year period.  The Monte Carlo simulation pricing model for the fiscal year 2020 grants utilized the following assumptions: (i) expected term of 2.82 years (equal to the remaining performance measurement period at the grant date), (ii) volatility of 35.2%, (iii) risk-free interest rate of 0.52% and (iv) expected dividend rate of 0.0%.  Compensation expense is recognized based on the grant date fair value.

A summary of the Company’s performance stock unit activity for the three month period ended March 31, 2020 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested performance stock units as of December 31, 2019	—	$—
Granted	291	$27.79
Vested	—	$—
Forfeited	—	$—
Non-vested performance stock units as of March 31, 2020	291	$27.79

Note 10. Accumulated Other Comprehensive (Loss) Income

The Company’s other comprehensive income (loss) consists of (i) unrealized foreign currency net gains and losses on the translation of the assets and liabilities of its foreign operations; (ii) realized and unrealized foreign currency gains and losses on intercompany notes of a long-term nature and certain hedges of net investments in foreign operations, net of income taxes; (iii) unrealized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes; and (iv) pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes.  See Note 7 “Benefit Plans” and Note 11 “Hedging Activities and Fair Value Measurements.”

Index
The before tax (loss) income and related income tax effect are as follows.

	For the Three Month Period Ended March 31, 2020			For the Three Month Period Ended March 31, 2019
	Before-Tax Amount	Tax Expense	Net of Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Foreign currency translation adjustments, net	$(89.5)	$(2.7)	$(92.2)	$4.5	$(4.6)	$(0.1)
Unrecognized gains on cash flow hedges, net	1.6	(0.4)	1.2	1.3	0.6	1.9
Pension and other postretirement benefit prior service cost and gain or loss, net	3.5	(0.6)	2.9	0.1	0.1	0.2
Other comprehensive (loss) income	$(84.4)	$(3.7)	$(88.1)	$5.9	$(3.9)	$2.0

Changes in accumulated other comprehensive (loss) income by component for the three month periods ended March 31, 2020 and 2019 are presented in the following table (1).

	Foreign Currency Translation Adjustments, Net	Unrealized (Losses) Gains on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
Balance as of December 31, 2019	$(193.6)	$(10.9)	$(51.5)	$(256.0)
Other comprehensive (loss) income before reclassifications	(92.2)	(2.8)	2.4	(92.6)
Amounts reclassified from accumulated other comprehensive (loss) income	—	4.0	0.5	4.5
Other comprehensive (loss) income	(92.2)	1.2	2.9	(88.1)
Balance as of March 31, 2020	$(285.8)	$(9.7)	$(48.6)	$(344.1)

On January 1, 2019, the Company adopted ASU 2018-02 which reclassified stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive (loss) income to retained (deficit) earnings.  The Company recorded a cumulative-effect adjustment which increased “Accumulated other comprehensive loss” of the Condensed Consolidated Balance Sheet by $8.2 million.

	Foreign Currency Translation Adjustments, Net	Unrealized (Losses) Gains on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
Balance as of December 31, 2018	$(190.6)	$(11.4)	$(45.0)	$(247.0)
Other comprehensive (loss) income before reclassifications	(0.1)	(0.9)	(0.2)	(1.2)
Amounts reclassified from accumulated other comprehensive (loss) income	—	2.8	0.4	3.2
Other comprehensive (loss) income	(0.1)	1.9	0.2	2.0
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2018-02)	(1.5)	(6.7)	—	(8.2)
Balance as of March 31, 2019	$(192.2)	$(16.2)	$(44.8)	$(253.2)

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

Index
Reclassifications out of accumulated other comprehensive (loss) income for the three month periods ended March 31, 2020 and 2019 are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
Details about Accumulated Other Comprehensive (Loss) Income Components	For the Three Month Period Ended March 31, 2020	For the Three Month Period Ended March 31, 2019	Affected Line in the Statement Where Net Income is Presented
Loss on cash flow hedges Interest rate swaps	$5.3	$3.7	Interest expense
	5.3	3.7	Total before tax
	(1.3)	(0.9)	Benefit for income taxes
	$4.0	$2.8	Net of tax
Amortization of defined benefit pension and other postretirement benefit items	$0.7	$0.5		(1)
	0.7	0.5	Total before tax
	(0.2)	(0.1)	Benefit for income taxes
	$0.5	$0.4	Net of tax
Total reclassifications for the period	$4.5	$3.2	Net of tax

(1)	These components are included in the computation of net periodic benefit cost. See Note 7 “Benefit Plans” for additional details.

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

Index
Derivative Instruments

The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.

	March 31, 2020
			Fair Value (1)		Fair Value (1)	Fair Value (1)
_	Derivative Classification	Notional Amount (1)	Other Current Assets	Fair Value (1) Other Assets	Accrued Liabilities	Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash Flow	$825.0	$—	$—	$11.6	$—
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$182.7	$3.0	$—	$—	$—
Foreign currency forwards	Fair Value	$126.0	$—	$—	$1.6	$—

	December 31, 2019
			Fair Value (1)		Fair Value (1)	Fair Value (1)
_	Derivative Classification	Notional Amount (1)	Other Current Assets	Fair Value (1) Other Assets	Accrued Liabilities	Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash Flow	$825.0	$—	$—	$13.1	$—
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$55.2	$0.5	$—	$—	$—
Foreign currency forwards	Fair Value	$106.9	$—	$—	$0.5	$—

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

Gains and losses on derivatives designated as cash flow hedges included in the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three month periods ended March 31, 2020 and 2019 are as presented in the table below.

	For the Three Month Period Ended March 31,
	2020	2019
Interest rate swap contracts
Loss recognized in AOCI on derivatives	$(3.8)	$(2.4)
Loss reclassified from AOCI into income (effective portion)(1)	(5.3)	(3.7)

(1)	Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income were included within “Interest expense” of the Condensed Consolidated Statements of Operations.

As of March 31, 2020, the Company was the fixed rate payor on four interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $825.0 million of the Company’s LIBOR-based variable rate borrowings.  These contracts carry fixed rates ranging from 3.6% to 4.3% and expire in 2020.  These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments.  Based on LIBOR-based swap yield curves as of March 31, 2020, the Company expects to reclassify losses of $12.6 million out of AOCI into earnings during the next 12 months.  The Company’s LIBOR-based variable rate borrowings outstanding as of March 31, 2020 were $2,824.2 million and €600.4 million.

Index
The Company had eleven foreign currency forward contracts outstanding as of March 31, 2020 with notional amounts ranging from $7.5 million to $74.2 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates.  The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included within “Other operating expense, net” in the Condensed Consolidated Statements of Operations.  The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty.  It is the Company’s practice to recognize the gross amounts in the Condensed Consolidated Balance Sheets.  The amount available to be netted is not material.

The Company’s losses on derivative instruments not designated as accounting hedges and total net foreign currency transaction losses for the three month periods ended March 31, 2020 and 2019 were as follows.

	For the Three Month Period Ended March 31,
	2020	2019
Foreign currency forward contracts losses	$(2.6)	$(1.6)
Total foreign currency transaction losses, net	(2.6)	(3.1)

The Company has a significant investment in consolidated subsidiaries with functional currencies other than the USD, particularly the EUR. On August 17, 2017, the Company designated its €615.0 million Original Euro Term Loan as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies until it was extinguished and replaced on February 28, 2020 by a €601.2 million Euro Term Loan, further described in Note 8 “Debt”.  As of March 31, 2020, the  Euro Term Loan of €600.4 million remained designated.

The Company’s gains, net of income tax, associated with changes in the value of debt for the three month periods ended March 31, 2020 and 2019 and the net balance of such gains included in accumulated other comprehensive (loss) income as of March 31, 2020 and 2019 were as follows.

	For the Three Month Period Ended March 31,
	2020	2019
Gain, net of income tax, recorded through other comprehensive (loss) income	$8.2	$11.6
Balance included in accumulated other comprehensive (loss) income as of March 31, 2020 and 2019, respectively	83.0	68.2

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards(1)	$—	$3.0	$—	$3.0
Trading securities held in deferred compensation plan(2)	6.3	—	—	6.3
Total	$6.3	$3.0	—	$9.3
Financial Liabilities
Foreign currency forwards(1)	$—	$1.6	$—	$1.6
Interest rate swaps(3)	—	11.6	—	11.6
Deferred compensation plan(2)	6.3	—	—	6.3
Acquired deferred compensation plan(4)	11.4	—	—	11.4
Total	$17.7	$13.2	$—	$30.9

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards(1)	$—	$0.5	$—	$0.5
Trading securities held in deferred compensation plan(2)	7.3	—	—	7.3
Total	$7.3	$0.5	$—	$7.8
Financial Liabilities
Foreign currency forwards(1)	$—	$0.5	$—	$0.5
Interest rate swaps(3)	—	13.1	—	13.1
Deferred compensation plan(2)	7.3	—	—	7.3
Total	$7.3	$13.6	$—	$20.9

(1)	Based on calculations that use readily observable market parameters at their basis, such as spot and forward rates.

(2)	Based on the quoted price of publicly traded mutual funds which are classified as trading securities and accounted for using the mark-to-market method.

(3)
Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of March 31, 2020.  The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

(4)
The Company acquired two deferred compensation plans with the Ingersoll Rand Industrial acquisition.  The balance included herein is based on the quoted price of publicly traded mutual funds and certain publicly traded stock.  A portion of the deferred compensation plans acquired is settled in the Company’s shares and recorded in equity at historical cost, and as such, is not included in this fair value table.

Index

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

Index
Disaggregation of Revenue

The following tables provide disaggregated revenue by reportable segment for the three month periods ended March 31, 2020 and 2019.

	For the Three Month Period Ended March 31, 2020
	Industrial Technologies and Services	Precision and Science Technologies	High Pressure Solutions	Specialty Vehicle Technologies	Total
Primary Geographic Markets
United States	$177.2	$49.3	$80.7	$73.6	$380.8
Other Americas	45.3	4.9	10.2	4.8	65.2
Total Americas	$222.5	$54.2	$90.9	$78.4	$446.0
EMEA	200.6	40.9	4.1	5.4	251.0
Asia Pacific	80.9	17.8	1.4	2.8	102.9
Total	$504.0	$112.9	$96.4	$86.6	$799.9

Product Categories
Original equipment(1)	$303.3	$99.0	$12.5	$72.6	$487.4
Aftermarket(2)	200.7	13.9	83.9	14.0	312.5
Total	$504.0	$112.9	$96.4	$86.6	$799.9

Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$459.4	$112.9	$96.4	$84.5	$753.2
Revenue recognized over time(4)	44.6	—	—	2.1	46.7
Total	$504.0	$112.9	$96.4	$86.6	$799.9

	For the Three Month Period Ended March 31, 2019
	Industrial Technologies and Services	Precision and Science Technologies	High Pressure Solutions	Specialty Vehicle Technologies	Total
Primary Geographic Markets
United States	$116.5	$37.8	$114.9	$—	$269.2
Other Americas	29.6	0.7	13.7	—	44.0
Total Americas	$146.1	$38.5	$128.6	$—	$313.2
EMEA	191.0	28.2	5.1	—	224.3
Asia Pacific	68.0	12.6	2.2	—	82.8
Total	$405.1	$79.3	$135.9	$—	$620.3

Product Categories
Original equipment(1)	$273.8	$76.6	$24.9	$—	$375.3
Aftermarket(2)	131.3	2.7	111.0	—	245.0
Total	$405.1	$79.3	$135.9	$—	$620.3

Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$377.6	$79.3	$135.9	$—	$592.8
Revenue recognized over time(4)	27.5	—	—	—	27.5
Total	$405.1	$79.3	$135.9	$—	$620.3

(1)
Revenues from sales of capital equipment within the Industrials Technologies and Services and High Pressure Solutions Segments, sales of components to original equipment manufacturers in the Precision and Science Technologies Segment and sales of vehicles to independent distributors in the Specialty Vehicle Technologies Segments.

Index
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

As of March 31, 2020, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $375.0 million in the next twelve months and $303.9 million in periods thereafter. The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time and service contracts with an original duration greater than one year.

Contract Balances

The following table provides the contract balances as of March 31, 2020 and December 31, 2019 presented in the Condensed Consolidated Balance Sheets.

	March 31, 2020	December 31, 2019
Accounts receivable	$1,027.5	$459.1
Contract assets	54.2	29.0
Contract liabilities	166.2	51.7

Accounts receivable – Amounts due where the Company’s right to receive cash is unconditional.  As of March 31, 2020, approximately $594.3 million of the increase in accounts receivable related to the acquisition of Ingersoll Rand Industrial.

Contract assets – The Company’s rights to consideration for the satisfaction of performance obligations subject to constraints apart from timing. Contract assets are transferred to receivables when the right to collect consideration becomes unconditional. Contract assets are presented net of progress billings and related advances from customers.  As of March 31, 2020, approximately $18.0 million of the increase in contract assets related to the acquisition of Ingersoll Rand Industrial.

Contract liabilities – Advance payments received from customers for contracts for which revenue is not yet recognized. Contract liability balances are generally recognized in revenue within twelve months.  As of March 31, 2020, approximately $108.6 million of the increase in contract liabilities related to the acquisition of Ingersoll Rand Industrial.

Contract assets and liabilities are reported in the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period.  Contract assets and liabilities are presented net on a contract level, where required.

Index
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

Note 13. Income Taxes

The following table summarizes the Company’s (benefit) provision for income taxes and effective income tax provision rate for the three month periods ended March 31, 2020 and 2019.

	For the Three Month Period Ended March 31,
	2020	2019
(Loss) income before income taxes	$(95.7)	$59.1
(Benefit) provision for income taxes	$(58.9)	$12.0
Effective income tax rate	61.5%	20.3%

The decrease in the provision for income taxes to a benefit for income taxes and the increase in the effective income tax provision rate for the three month period ended March 31, 2020 when compared to the same three month period of 2019 is primarily due to the decrease in earnings generated in countries with a higher statutory tax rate than the United States.  The reduction in pre-tax book income is mainly from the transaction costs associated with the merger and additional amortization and depreciation expense associated with the purchase price step up adjustments.

The impact of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act that was passed during the three month period ended March 31, 2020 was taken into consideration but did not have a material impact to the overall provision in the three month period ended March 31, 2020.

In connection with the acquisition of Ingersoll Rand Industrial, the Company was indemnified by Trane Technologies for certain potential tax obligations arising prior to the acquisition.  The Company recognized an offsetting asset and liability for the tax indemnification in the Condensed Consolidated Balance Sheets.

Index

Note 14. Supplemental Information

The components of “Other operating expense, net” for the three month periods ended March 31, 2020 and 2019 were as follows.

	For the Three Month Period Ended March 31,
	2020	2019
Other Operating Expense, Net
Foreign currency transaction losses, net	$2.6	$3.1
Restructuring charges, net (1)	41.6	2.0
Shareholder litigation settlement recoveries (2)	—	(6.0)
Acquisition related expenses and non-cash charges (3)	55.0	1.5
Net loss on asset dispositions	—	0.1
Other, net	1.5	1.2
Total other operating expense, net	$100.7	$1.9

(1)	See Note 3 “Restructuring.”

(2)	Represents an insurance recovery of the Company’s shareholder litigation settlement in 2014.

(3)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses and post-closure integration costs (including certain incentive and non-incentive cash compensation costs)

Note 15. Contingencies

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

Index
The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the Products described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, inherent uncertainties of litigation and future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case (discussed below), or other inability to collect from the Company’s historical insurers or indemnitors, could cause a different outcome. While the outcome of legal proceedings is inherently uncertain, based on presently known facts, experience, and circumstances, the Company believes that the amounts accrued on its balance sheet are adequate and that the liabilities arising from the asbestos and silica-related personal injury lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. ‘‘Accrued liabilities’’ and ‘‘Other liabilities’’ of the Condensed Consolidated Balance Sheets include a total litigation reserve of $116.3 million and $118.1 million as of March 31, 2020 and December 31, 2019, respectively, with regards to potential liability arising from the Company’s asbestos-related litigation. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity.

The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has also pursued litigation against certain insurers or indemnitors, where necessary. The Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $122.4 million as of March 31, 2020 and December 31, 2019, respectively, which was included in ‘‘Other assets’’ in the Condensed Consolidated Balance Sheets.

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

The Company has undiscounted accrued liabilities of $8.8 million and $6.6 million as of March 31, 2020 and December 31, 2019, respectively, on its Condensed Consolidated Balance Sheets to the extent costs are known or can be reasonably estimated for its remaining financial obligations for the environmental matters discussed above and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.

Note 16. Segment Results

Effective immediately upon the closing of the Ingersoll Rand Industrial acquisition, the Company began operating with four reportable segments.  As a result of these changes, information that the Company’s chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed.  Therefore, beginning in the three month period ended March 31, 2020, the Company reports its financial performance based on its new segments.  The Company recasted certain prior period amounts to conform to the way the Company is internally managed and how the Company monitors segment performance during the current fiscal year.  A description of the Company’s four reportable segments, including the specific products manufactured and sold is presented below.

In the Industrial Technologies and Services segment, the Company designs, manufactures, markets and services a broad range of compressor, blower and vacuum solutions as well as fluid transfer equipment, loading systems, power tools and lifting equipment. The Company’s compressor, blower and vacuum products are used worldwide in industrial manufacturing, transportation, chemical processing, food and beverage production, energy, environmental and other applications. In addition to equipment sales, the Company offers a broad portfolio of service options tailored to customer needs and a complete range of aftermarket parts, air treatment equipment, controls and other accessories. The Company’s engineered loading systems and fluid transfer equipment ensure the safe handling and transfer of crude oil, liquefied natural gas, compressed natural gas, chemicals, and bulk materials. The Company’s power tools and lifting equipment are used by customers in industrial manufacturing, vehicle maintenance, energy and other markets for precision fastening, bolt removal, grinding, sanding, drilling, demolition and the safe and efficient lifting, positioning and movement of loads. The Company sells its products primarily through independent distributors worldwide and also sells directly to the customer.

In the Precision and Science Technologies segment, the Company designs, manufactures and markets a broad range of specialized positive displacement pumps, fluid management equipment and aftermarket parts for medical, laboratory, industrial manufacturing, water and wastewater, chemical processing, energy, food and beverage, agriculture and other markets. The Company’s products are used for a diverse set of applications including precision dosing of chemicals and supplements, blood dialysis, oxygen therapy, food processing, fluid transfer and dispensing, spray finishing and coating, mixing, high-pressure air and gas management and others. The Company sells primarily through a broad global network of specialized and national distributors and original equipment manufacturers (“OEM”) who integrate the Company’s products into their devices and systems.

In the High Pressure Solutions segment, the Company designs, manufactures, markets and services a diverse range of positive displacement pumps, integrated systems and associated aftermarket parts, consumables and services. The Company’s positive displacement pump offering includes mission-critical oil and gas drilling pumps, frac pumps and well servicing pumps, in addition to sales of associated aftermarket parts, consumables and services. The products sold into upstream energy applications are highly aftermarket-intensive and are supported in the field through one of the industry’s most comprehensive service networks. The Company’s customers provide drilling, completions and well services to oil and gas operators, particularly in the major basins and shale plays in the North American land market. The Company is one of the leading suppliers in these upstream energy applications and has long-standing customer relationships.

In the Specialty Vehicle Technologies segment, the Company designs, manufactures and markets Club Car ® golf, utility and consumer low-speed vehicles. The Company has a long-standing track record as a leading premium manufacturer with strong brand recognition. Its customers include golf course operators, resorts and hospitality sites, government agencies and municipalities, manufacturing and construction firms, sports and other arenas, colleges and universities and other commercial establishments, as well as individual consumers. The Company sells its products primarily through independent distributors in over eighty countries worldwide and also sells its products directly to consumers.

Index
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

The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to (Loss) Income Before Income Taxes for the three month periods ended March 31, 2020 and 2019.

	For the Three Month Period Ended March 31,
	2020	2019(1)
Revenue
Industrial Technologies and Services	$504.0	$405.1
Precision and Science Technologies	112.9	79.3
High Pressure Solutions	96.4	135.9
Specialty Vehicle Technologies	86.6	-
Total Revenue	$799.9	$620.3
Segment Adjusted EBITDA
Industrial Technologies and Services	$94.8	$85.5
Precision and Science Technologies	32.9	23.1
High Pressure Solutions	23.5	41.8
Specialty Vehicle Technologies	14.1	-
Total Segment Adjusted EBITDA	$165.3	$150.4
Less items to reconcile Segment Adjusted EBITDA to (Loss)
Income Before Income Taxes
Corporate expenses not allocated to segments	$17.5	$11.4
Interest expense	27.1	22.4
Depreciation and amortization expense(a)	71.1	45.5
Restructuring and related business transformation costs(b)	42.2	4.1
Acquisition related expenses and non-cash charges(c)	96.1	1.6
Establish public company financial reporting compliance(d)	-	0.6
Stock-based compensation(e)	3.0	8.7
Foreign currency transaction losses, net	2.6	3.1
Loss on extinguishment of debt(f)	2.0	-
Shareholder litigation settlement recoveries(g)	-	(6.0)
Other adjustments(h)	(0.6)	(0.1)
(Loss) Income Before Income Taxes	$(95.7)	$59.1

(1)
For the three month period ended March 31, 2020, as a result of the acquisition of Ingersoll Rand Industrial, the Company changed its measurement methodology of Segment Adjusted EBITDA.  Segment Adjusted EBITDA and the reconciliation to (Loss) Income Before Income Taxes was revised to conform to the methodology used for the three month period ended March 31, 2020.

(a)	Depreciation and amortization expense excludes $1.2 million of depreciation of rental equipment.

Index
(b)	Restructuring and related business transformation costs consist of the following.

	For the Three Month Period Ended March 31,
	2020	2019
Restructuring charges	$41.6	$2.0
Facility reorganization, relocation and other costs	0.4	0.6
Other, net	0.2	1.5
Total restructuring and related business transformation costs	$42.2	$4.1

(c)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs) and non-cash charges and credits arising from purchase accounting adjustments.

(d)
Represents third party expenses to comply with the requirements of Sarbanes-Oxley and the accelerated adoption of the new accounting standard (ASC 842 - Leases) in the first quarter of 2019, one year ahead of the required adoption dates for a private company.

(e)
Represents stock-based compensation expense recognized for the three month period ended March 31, 2020 of $3.5 million decreased by $0.5 million due to the reduction of an accrual related to employer taxes.  Represents stock-based compensation expense of $7.5 million increased by $1.2 million due to costs associated with employer taxes for the three month period ended March 31, 2019.

(f)	Represents losses on the extinguishment of the Company’s Original Dollar Term Loan and Original Euro Term Loan as a result of Amendment No. 5 to the Senior Secured Credit Facility.

(g)	Represents an insurance recovery of the Company’s shareholder litigation settlement in 2014.

(h)
Includes (i) effects of amortization of prior service costs and amortization of losses in pension and other postretirement benefits (“OPEB”) expense, (ii) certain legal and compliance costs and (iii) other miscellaneous adjustments.

Note 17. Related Party Transactions

In connection with the Ingersoll Rand Industrial acquisition, certain additional agreements have been entered into between Ingersoll Rand and Trane Technologies PLC, including, among others, an Employee Matters Agreement, a Real Estate Matters Agreement, a Tax Matters Agreement, an Intellectual Property Matters Agreement and a Transition Services Agreement each dated February 29, 2020.  The Transition Services Agreement has a term of twenty four calendar months.  Charges for services under the agreement will be determined on an allocated cost basis, subject to an overall annual aggregate cap.  During the three month period ended March 31, 2020, the Company incurred $2.4 million of charges under the Transition Service Agreement.

Affiliates of KKR participated as a lender in the Company’s Senior Secured Credit Facilities. As of March 31, 2020, KKR held a position in the Euro Term Loan of €49.0 million and a position in the Dollar Term Loan B of $36.4 million.

Index

Note 18. (Loss) Earnings Per Share

The computations of basic and diluted (loss) earnings per share are as follows.

	For the Three Month Period Ended March 31,
	2020	2019
(Loss) net income	$(36.8)	$47.1
Less: Net loss attributable to noncontrolling interests	—	—
Net (loss) income attributable to Ingersoll Rand Inc.	$(36.8)	$47.1
Average shares outstanding
Basic	277.3	201.6
Diluted	277.3	207.7
(Loss) earnings per share
Basic	$(0.13)	$0.23
Diluted	$(0.13)	$0.23

Due to the net loss in the three month period ended March 31, 2020, potentially dilutive instruments would be anti-dilutive.  Accordingly, diluted loss per share is the same as basic loss for the three month period ended March 31, 2020.  For the three month period ended March 31, 2019, there were 2.5 million anti-dilutive shares that were not included in the computation of diluted earnings per share.

ITEM 2. MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”).  This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and this Form 10-Q.  Actual results may differ materially from those contained in any forward-looking statements.  You should carefully read “Special Note Regarding Forward-Looking Statements” in this Form 10-Q.

Overview

Our Company

We are a leading global provider of mission-critical flow creation technologies and associated aftermarket parts, consumables and services, which we sell across multiple attractive end-markets. We manufacture one of the broadest and most complete ranges of compressor, pump, vacuum and blower products in our markets, which, when combined with our global geographic footprint and application expertise, allows us to provide differentiated product and service offerings to our customers. Our products are sold under a collection of premier, market-leading brands, including Ingersoll Rand, Gardner Denver, Club Car. CompAir, Nash, Elmo Rietschle, Robuschi, Thomas, Milton Roy, ARO, Emco Wheaton and Runtech Systems, which we believe are globally recognized in their respective end-markets and known for product quality, reliability, efficiency and superior customer service.

On February 29, 2020, we completed the acquisition of the Ingersoll Rand Industrial business (“Ingersoll Rand Industrial”) by way of merger and changed our name from Gardner Denver Holdings, Inc. to Ingersoll Rand Inc.

Our Segments

Subsequent to the acquisition of Ingersoll Rand Industrial, we reorganized our reportable segments.  As a result, we no longer report under the three reportable segments of Industrial, Energy and Medical.  Instead, we report utilizing the four reportable segments of Industrial Technologies and Services, Precision and Science Technologies, High Pressure Solutions and Specialty Vehicle Technologies.  Our Chief Operating Decision Maker regularly reviews financial information to allocate resources and assess performance utilizing these reorganized segments.  See Note 5 “Goodwill and Other Intangible Assets” for the allocation of goodwill to the new reportable segments.  See Note 16 “Segment Results” for a description of the new reportable segments.

Index
Industrial Technologies and Services

We design, manufacture, market and service a broad range of air and gas compression, blower and vacuum solutions, fluid transfer equipment, loading systems, power tools and lifting equipment, including associated aftermarket parts, consumables and services. We primarily sell under the Ingersoll Rand, Gardner Denver, CompAir, Elmo Rietschle, Robuschi, Nash and Emco Wheaton brands.  Our customers deploy our products across a wide array of technologies and applications for use in diverse end-markets. Compressors are used to increase the pressure of air or gas, blower products are used to produce a high volume of air or gas at low pressure, and vacuum products are used to remove air or gas in order to reduce the pressure below atmospheric levels. Almost every manufacturing and industrial facility, and many service and process industry applications, use air compression, blower and vacuum products in a variety of process-critical applications such as the operation of pneumatic tools, pumps and motion control components, air and gas separation, vacuum packaging of food products and aeration of waste water, among others. Our liquid ring vacuum pumps and compressors are used in many power generation, mining, oil and gas refining and processing, chemical processing and general industrial applications including flare gas and vapor recovery, geothermal gas removal, vacuum de-aeration, water extraction in mining and paper and chlorine compression in petrochemical operations. Our engineered loading systems and fluid transfer equipment ensure the safe handling and transfer of crude oil, liquefied natural gas, compressed natural gas, chemicals, and bulk materials. Our power tools and lifting equipment portfolio includes electric and cordless fastening systems, pneumatic bolting tools, drilling and material removal tools, hoists, winches and ergonomic handling devices.  Typical applications for these products include the precision fastening of bolted joints in the production, assembly and servicing of industrial machinery, on-highway and off-highway vehicles, aircraft, electronics and other equipment.

Our compression products cover the full range of technologies, including rotary screw, reciprocating piston, scroll, rotary vane and centrifugal compressors. Our vacuum products and blowers also cover the full technology spectrum; vacuum technologies include side channel, liquid ring, claw vacuum, screw, turbo and rotary vane vacuum pumps among others, while blower technologies include rotary lobe blowers, screw, claw and vane, side channel and radial blowers. Our liquid ring vacuum pumps and compressors are highly engineered products specifically designed for continuous duty in harsh environments to serve a wide range of applications, including oil and gas refining and processing, mining, chemical processing and industrial applications. In addition to our vacuum and blower technology, our engineered fluid loading and transfer equipment and systems ensure the safe and efficient transportation and transfer of petroleum products as well as certain other liquid commodity products in a wide range of industries.

We complement these products with a broad portfolio of service options tailored to customer needs and a complete range of aftermarket parts, air treatment equipment, controls and other accessories delivered through our global network of manufacturing and service locations. The breadth and depth of our product offering creates incremental business opportunities by allowing us to cross-sell our full product portfolio and uniquely address customers’ needs in one complete solution.

We sell our products through an integrated network of direct sales representatives and independent distributors, which is strategically tailored to meet the dynamics of each target geography or end-market. Our large installed base also provides for a significant stream of recurring aftermarket revenue. For example, the useful life of a compressor is, on average, between 10 and 12 years. However, a customer typically services the compressor at regular intervals, starting within the first two years of purchase and continuing throughout the life of the product. The cumulative aftermarket revenue generated by a compressor over the product’s life cycle will typically exceed its original sale price.

Precision and Science Technologies

We design, manufacture and market a broad range of highly-specialized positive displacement pumps, fluid management systems and aftermarket parts that provide liquid and gas dosing, transfer, dispensing, compression, sampling, pressure management and flow control in specialized or critical applications.  Our product offering covers a range of pump and flow control technologies, including mechanically- and hydraulically-actuated diaphragm pumps, air-operated diaphragm and piston pumps, water-powered pumps, peristaltic pumps, gear pumps, flexible impeller pumps, self-priming centrifugal pumps, syringe pumps, motion control components, filtration/regulation/lubrication components, gas boosters, high pressure valves, hydrogen compression systems, liquid and gas sampling systems, odorant injection systems and more.  These offerings are sold under brands that are highly recognized in their end markets including ARO, Dosatron, Haskel, Milton Roy, Oberdorfer, Thomas and Welch.  Our customer base is composed of a wide range of end users in markets including medical, laboratory, industrial manufacturing, water and waste water, chemical processing, energy, food and beverage, agriculture and others.  Our sales are realized primarily through a combination of independent specialty and national distributors and relationships directly with original equipment manufacturers (“OEM”).

Index
High Pressure Solutions

We design, manufacture, market and service a diverse range of positive displacement pumps, integrated systems and associated aftermarket parts, consumables and services. The highly engineered products offered by our High Pressure Solutions segment serve customers in the upstream energy market, as well as petrochemical processing, transportation and general industrial sectors. We are one of the largest suppliers of equipment and associated aftermarket parts, consumables and services for the upstream energy applications that we serve.

Our positive displacement pumps are fit-for-purpose to meet the demands and challenges of modern unconventional drilling and hydraulic fracturing activity.  Our offering includes mission-critical oil and gas drilling pumps, frac pumps and well servicing pumps, in addition to sales of associated consumables used in the operation of our pumps. The products we sell into upstream energy applications are highly aftermarket-intensive, and we support these products in the field with one of the industry’s most comprehensive service networks, which encompasses locations across all major basins and shale plays in the North American land market. This service network is critical to serving our customers and, by supporting them in the field, to generating demand for new original equipment sales and aftermarket parts, consumables, service and repair sales which in aggregate are often multiples of the value of the original equipment.

Our customers provide drilling, completions and well services to oil and gas operators, particularly in the major basins and shale plays in the North American land market.  We are one of the leading suppliers in these upstream energy applications and has long-standing customer relationships.

Specialty Vehicle Technologies

We design, manufacture and market golf car and other low speed vehicles for commercial utility and personal transportation under the Club Car ® brand.  Product offerings include new and used electric, gas and diesel-powered vehicles, accessories and aftermarket parts.  Service offerings include repair and maintenance, short-term rentals and digital connectivity services that enable fleet management, entertainment and provide enhanced end-user experience.

Sales of golf car fleets and turf utility vehicles are primarily derived from golf courses owners and operators around the world.  Utility, all-wheel drive, and multi passenger transport vehicles are used in commercial and maintenance applications at resorts and hospitality sites, government agencies and municipalities, manufacturing and construction firms, sports and other areas, colleges and universities and other commercial establishments.  Our consumer vehicles are generally sold to individuals and families for personal transportation in residential communities, camp grounds and vacation locations.  All of our low speed vehicles are highly featured, and highly customized for their application and are available in multiple colors, fabrics, power trains and accessories.  The majority of sales are derived through a global network of independent distributors and dealers.  We also sell our products directly to certain customers within the golf industry, through company-owned sales resources.

Components of Our Revenue and Expenses

Revenues

We generate revenue from sales of original equipment and associated aftermarket parts, consumables and services. We sell our products and deliver services both directly to end-users and through independent distribution channels, depending on the product line and geography.  Revenue derived from short duration contracts is recognized at a single point in time when control is transferred to the customer, generally at shipment or when delivery has occurred or as services are performed. Certain contracts involve significant design engineering to customer specifications, and depending upon the contractual terms, revenue is recognized either over the duration of the contract or at contract completion when equipment is delivered to the customer.

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

Selling and Administrative Expenses

Selling and administrative expenses consist of (i) salaries and other employee-related expenses for our selling and administrative functions and other activities not associated with the manufacture of products or delivery of services to customers; (ii) facility operating expenses for selling and administrative activities, including office rent, maintenance, depreciation and insurance; (iii) marketing and direct costs of selling products and services to customers including internal and external sales commissions; (iv) research and development expenditures; (v) professional and consultant fees; (vi) expenses related to our  public stock offerings and to establish public company reporting compliance; (vii) employee related stock-based compensation for our selling and administrative functions and other activities not associated with the manufacture of products or delivery of services to customers; and (viii) other miscellaneous expenses. Certain corporate expenses, including those related to our shared service centers in the United States and Europe, that directly benefit our businesses are allocated to our business segments. Certain corporate administrative expenses, including corporate executive compensation, treasury, certain information technology, internal audit and tax compliance, are not allocated to the business segments.

Amortization of Intangible Assets

Amortization of intangible assets includes the periodic amortization of intangible assets including customer relationships, trademarks, developed technology, backlog and internally developed software.

Other Operating Expense, Net

Other operating expense, net includes foreign currency transaction gains and losses, net, restructuring charges, certain shareholder litigation settlement recoveries, acquisition related expenses and non-cash charges, losses and gains on asset disposals and other miscellaneous operating expenses.

(Benefit) Provision for Income Taxes

The (benefit) provision for income taxes includes U.S. federal, state and local income taxes and all non-U.S. income taxes. We are subject to income tax in approximately 45 jurisdictions outside of the United States.  Because we conduct operations on a global basis, our effective tax rate depends, and will continue to depend, on the geographic distribution of our pre-tax earnings among several different taxing jurisdictions. Our effective tax rate can also vary based on changes in the tax rates of the different jurisdictions, the availability of tax credits and non-deductible items.

Index
Items Affecting our Reported Results

General Economic Conditions and Capital Spending in the Industries We Serve

Our financial results closely follow changes in the industries and end-markets we serve. Demand for most of our products depends on the level of new capital investment and planned and unplanned maintenance expenditures by our customers. The level of capital expenditures depends, in turn, on the general economic conditions as well as access to capital at reasonable cost. In particular, demand for our Industrial Technologies and Services products generally correlates with the rate of total industrial capacity utilization and the rate of change of industrial production. Capacity utilization rates above 80% have historically indicated a strong demand environment for industrial equipment. In the midstream and downstream portions of our Industrial Technologies and Services segment, overall economic growth and industrial production, as well as secular trends, impact demand for our products.  In our High Pressure Solutions segment, demand for our products that serve upstream energy end-markets are influenced heavily by energy prices and the expectation as to future trends in those prices. Energy prices have historically been cyclical in nature and are affected by a wide range of factors. In addition to energy prices, demand for our upstream energy products are positively impacted by increasing global land rig count, drilled but uncompleted wells, the level of hydraulic fracturing intensity and activity measured by horsepower utilization and lateral lengths as well as drilling and completion capital expenditures. In our Precision and Science Technologies segment we expect demand for our products to be driven by favorable trends, including the growth in healthcare spend and expansion of healthcare systems due to an aging population requiring medical care and increased investment in health solutions and safety infrastructures in emerging economies. Over longer time periods, we believe that demand for all of our products also tends to follow economic growth patterns indicated by the rates of change in the GDP around the world, as augmented by secular trends in each segment. Our ability to grow and our financial performance will also be affected by our ability to address a variety of challenges and opportunities that are a consequence of our global operations, including efficiently utilizing our global sales, manufacturing and distribution capabilities and engineering innovative new product applications for end-users in a variety of geographic markets.

Foreign Currency Fluctuations

A significant portion of our revenues, approximately 47% for the three month period ended March 31, 2020, was denominated in currencies other than the U.S. dollar.  Because much of our manufacturing facilities and labor force costs are outside of the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.

Factors Affecting the Comparability of our Results of Operations

As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Key factors affecting the comparability of our results of operations are summarized below.

Acquisition of Ingersoll Rand Industrial

On February 29, 2020, we completed the acquisition of Ingersoll Rand Industrial.  We reorganized our reportable segments as a result of the Ingersoll Rand Industrial acquisition and formed four new reportable segments.

•
Industrial Technologies and Services segment – Ingersoll Rand Industrial’s Compression Technologies and Services (“CTS”) and Power Tools and Lifting (“PTL”) businesses joined the legacy Gardner Denver Industrial segment (excluding the Specialty Pump businesses) and the midstream and downstream portions of the Gardner Denver Energy segment to form the new “Industrial Technologies and Services” segment.

•
Precision and Science Technologies segment – Ingersoll Rand Industrial’s Precision Flow Systems (“PFS”) and ARO businesses joined the legacy Gardner Denver Medical segment and Specialty Pump businesses from the legacy Gardner Denver Industrial segment to form the new “Precision and Science Technologies” segment.

•	High Pressure Solutions segment – The upstream energy portion of the legacy Gardner Denver Energy segment was disaggregated to form the new “High Pressure Solutions” segment.

•	Specialty Vehicle Technologies segment – Ingersoll Rand Industrial’s Club Car golf, utility and consumer low-speed vehicles business formed the new “Specialty Vehicle Technologies” segment.

Ingersoll Rand Industrial is included in our results of operations beginning on the acquisition date (close of business February 29, 2020). Comparability between the three month period ended March 31, 2020 and 2019 will be affected by one month of activity from Ingersoll Rand Industrial.  Subsequent to the date of acquisition, in the three month period ended March 31, 2020, the Ingersoll Rand Industrial acquisition contributed $163.3 million, $43.4 million, and $86.6 million of revenue to the Industrial Technologies and Services, Precision and Science Technologies and Specialty Vehicle Technologies segments, respectively.

Index
See Note 2 “Business Combinations” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further discussion of the acquisition of Ingersoll Rand Industrial.

Impact of Coronavirus (COVID-19)

We continue to assess and actively manage the impact of the COVID-19 pandemic on our global operations and also the operations of our suppliers and customers.  While we are unable to precisely quantify the impact of COVID-19 on our results of operations for the three month period ended March 31, 2020, a significant portion of our decrease in revenues are a result of the pandemic.  We are adhering to all state and country mandates and guidelines wherever we operate. Currently all our major manufacturing locations in the United States, United Kingdom, Germany, Brazil and China are operational. In some countries, such as India, Italy and South Africa, we have seen facility closures due to local recommendations. We are taking certain actions to reduce costs and preserve cash given the rapidly changing environment. The length of time the pandemic will impact our operations, and the operations of our customers and suppliers remains uncertain.  See “The COVID-19 pandemic has adversely affected our business and results of operations, and could have a material and adverse effect on our business, results of operations and financial condition in the future” in Part II Item 1A. “Risk Factors.”

Saudi Arabia and Russia oil price dispute

During the three month period ended March 31, 2020, oil prices dropped significantly due to increased production pursued by Saudi Arabia and Russia. The upstream energy markets we sell into are influenced heavily by oil and natural gas prices and the expectation of the future prices of those commodities. As a result of decreases in oil prices, we experienced a reduction in demand and consequently pricing within our High Pressure Solutions segment which serves the upstream energy market.

We believe it is helpful to consider the impact of our exposure to the upstream energy market in evaluating our 2019 and 2020 Segment Revenue and Segment Adjusted EBITDA for our High Pressure Solutions segment, in order to better understand other drivers of our performance during those periods, including operational improvements.

Restructuring and Other Business Transformation Initiatives

In the third quarter of 2018, we announced a restructuring program, (“2018 Plan”) that primarily involved workforce reductions and facility consolidation.  This restructuring program was substantially completed as of December 31, 2019.  In the three month period ended March 31, 2019, $2.0 million was charged to expense related to this restructuring program.

Subsequent to the acquisition of Ingersoll Rand Industrial, we announced a restructuring program (“2020 Plan”) to drive efficiencies and synergies, reduce the number of facilities and optimize operating margins within our merged Company.  We expect total expenses of approximately $350.0 million related to workforce reductions, lease termination costs, other facility rationalization costs and other business related transformation costs from 2020 until 2022.  We expect to realize approximately $250.0 million in annualized cost synergies by the end of 2022.  We continue to evaluate operating efficiencies and anticipate incurring additional costs in the coming years in connection with these activities, but we are unable to estimate those amounts at this time as such plans are not yet finalized.

Through March 31, 2020, $41.6 million was charged to expense through “Other operating expense, net” in the Condensed Consolidated Statements of Operations ($30.0 million for Industrial Technologies and Services, $3.1 million for Precision and Science Technologies, $3.1 million for High Pressure Solutions, $0.5 million for Specialty Vehicle Technologies and $4.9 million for Corporate).

In addition to the costs described above, in connection with the acquisition of Ingersoll Rand Industrial, we expect to incur costs of approximately $100.0 million related to stand-up costs. Examples of stand-up costs include third party consulting costs associated with integration, and costs related to the integration of information technology systems, infrastructure and hardware in support of various support and business facing functions. These costs are expected to be a combination of operating expenditures and capital expenditures.

Outlook

Industrial Technologies and Services Segment

The mission-critical nature of our products across manufacturing processes drives a demand environment and outlook that are correlated with global and regional industrial production, capacity utilization and long-term GDP growth. Due to the uncertainty of current economic conditions associated with COVID-19, and its impact on end markets, our near-term visibility is limited.  In the first quarter of 2020, we had $567.5 million of orders in our Industrial Technologies and Services segment, an increase of 36.6% over the first quarter of 2019. Approximately $170.0 million of these orders relate to the acquisition of Ingersoll Rand Industrial.

Index
Precision and Science Technologies Segment

During the COVID-19 pandemic, the Precision and Science Technologies segment has seen increased demand for our vacuum pump and compressor solutions used in respirator and ventilator applications.  Demand of other products and services have been curtailed as a result of the COVID-19 pandemic and near-term visibility is limited.  In the first quarter of 2020, we had $130.8 million of orders in our Precision and Science Technologies segment, an increase of 52.4% over 2019.  Approximately $46.9 million of these orders relate to the acquisition of Ingersoll Rand Industrial.

High Pressure Solutions Segment

The demand and outlook for the majority of our High Pressure Solutions products and services are influenced heavily by the supply and demand dynamics related to oil and natural gas products, and have been influenced by oil and natural gas prices, the level and intensity of hydraulic fracturing activity, global land rig count, the number of drilled but uncompleted wells and other economic factors. These factors have caused the level of demand for certain of our upstream products to change at times (both positively and negatively) and we expect these trends to continue in the future.  COVID-19 has negatively impacted the global demand for oil and natural gas while supply has increased due to the increase of production limits by Saudi Arabia and Russia.  These dynamics have severely limited outlook visibility.  In the first quarter of 2020, we had $83.5 million of orders in our High Pressure Solutions segment, a decrease of 25.8% over the first quarter of 2019.

Specialty Vehicle Technologies Segment

During 2020, we expect a decrease in demand in our Specialty Vehicle Technologies segment as the COVID-19 pandemic continues to impact the hospitality and golf industries. We will continue to leverage our products’ brand awareness and premium quality to expand into new markets. In the first quarter of 2020, we had $62.4 million of orders in our Specialty Vehicle Technologies segment.

How We Assess the Performance of Our Business

We manage operations through the four business segments described above. In addition to our consolidated GAAP financial measures, we review various non-GAAP financial measures, including Adjusted EBITDA, Adjusted Net Income and Free Cash Flow.

We believe Adjusted EBITDA and Adjusted Net Income are helpful supplemental measures to assist us and investors in evaluating our operating results as they exclude certain items whose fluctuation from period to period do not necessarily correspond to changes in the operations of our business. Adjusted EBITDA represents net income (loss) before interest, taxes, depreciation, amortization and certain non-cash, non-recurring and other adjustment items. We believe that the adjustments applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about non-recurring items that we do not expect to continue at the same level in the future. Adjusted Net Income is defined as net (loss) income including interest, depreciation and amortization of non-acquisition related intangible assets and excluding other items used to calculate Adjusted EBITDA and further adjusted for the tax effect of these exclusions.

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

Adjusted EBITDA, Adjusted Net Income and Free Cash Flow should not be considered as alternatives to net (loss) income or any other performance measure derived in accordance with GAAP, or as alternatives to cash flow from operating activities as a measure of our liquidity. Adjusted EBITDA, Adjusted Net Income and Free Cash Flow have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under GAAP.

Index
See “Non-GAAP Financial Measures” below for reconciliation information.

Results of Operations

Consolidated results should be read in conjunction with the segment results section herein and Note 16 “Segment Results” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, which provides more detailed discussions concerning certain components of our Condensed Consolidated Statements of Operations.  All intercompany accounts and transactions have been eliminated within the consolidated results.

	For the Three Month Period Ended March 31,
	2020	2019
Condensed Consolidated Statements of Operations
Revenues	$799.9	$620.3
Cost of sales	555.4	389.8
Gross profit	244.5	230.5
Selling and administrative expenses	155.4	117.0
Amortization of intangible assets	55.2	31.4
Other operating expense, net	100.7	1.9
Operating (loss) income	(66.8)	80.2
Interest expense	27.1	22.4
Loss on extinguishment of debt	2.0	-
Other income, net	(0.2)	(1.3)
(Loss) income before income taxes	(95.7)	59.1
(Benefit) provision for income taxes	(58.9)	12.0
Net (loss) income	(36.8)	47.1
Less: Net loss attributable to noncontrolling interest	-	-
Net (loss) income attributable to Ingersoll Rand Inc.	$(36.8)	$47.1

Percentage of Revenues
Gross profit	30.6%	37.2%
Selling and administrative expenses	19.4%	18.9%
Operating (loss) income	(8.4%)	12.9%
Net (loss) income	(4.6%)	7.6%
Adjusted EBITDA	18.5%	22.4%

Other Financial Data
Adjusted EBITDA(1)	147.8	139.0
Adjusted Net Income(1)	75.1	78.2
Cash flows - operating activities	68.4	68.8
Cash flows - investing activities	33.1	(14.7)
Cash flows - financing activities	(41.9)	(17.3)
Free Cash Flow(1)	60.1	54.7

(1)	See the “Non-GAAP Financial Measures” section for a reconciliation to the nearest GAAP measure.

Index
Revenues

Revenues for the three month period ended March 31, 2020 were $799.9 million, an increase of $179.6 million, or 29.0%, compared to $620.3 million for the same three month period in 2019.  The increase in revenues was primarily due to acquisitions, including Ingersoll Rand Industrial of $294.9 million, or 47.5%, and improved pricing in our Industrial Technologies and Sciences and Precision and Science Technologies segments of $6.2 million, or 1.0%, partially offset by lower volume of $102.5 million, or 16.5%, lower pricing in our High Pressure Solutions segment of $9.4 million, or 1.5%, and the unfavorable impact of foreign currencies of $9.7 million, or 1.6%.  The percentage of consolidated revenues derived from aftermarket parts and services was 39.1% in the three month period ended March 31, 2020 compared to 39.5% in the same three month period in 2019.

Gross Profit

Gross profit for the three month period ended March 31, 2020 was $244.5 million, an increase of $14.0 million, or 6.1%, compared to $230.5 million for the same three month period in 2019, and as a percentage of revenues was 30.6% for the three month period ended March 31, 2020 and 37.2% for the same three month period in 2019.  The increase in gross profit is primarily due to acquisitions, including Ingersoll Rand Industrial, partially offset by the runoff of the fair valuation adjustments related to purchase price allocation from inventory into cost of sales.  The decrease in gross profit as a percentage of revenues is primarily due to the runoff of the fair valuation adjustments related to purchase price allocation from inventory into cost of sales.

Selling and Administrative Expenses

Selling and administrative expenses were $155.4 million for the three month period ended March 31, 2020, an increase of $38.4 million, or 32.8%, compared to $117.0 million for the same three month period in 2019.  Selling and administrative expenses as a percentage of revenues increased to 19.4% for the three month period ended March 31, 2020 from 18.9% in the same three month period in 2019.  The increase in selling and administrative expenses is primarily due to acquisitions, including Ingersoll Rand Industrial, partially offset by a decrease in employee related expenses including salaries and wages, commissions and travel, within our legacy business units.

Amortization of Intangible Assets

Amortization of intangible assets was $55.2 million for the three month period ended March 31, 2020, an increase of $23.8 million, compared to $31.4 million in the same three month period in 2019.  The increase was primarily due to the amortization of intangible assets related to the acquisition of Ingersoll Rand Industrial.

Other Operating Expense, Net

Other operating expense, net was $100.7 million for the three month period ended March 31, 2020, an increase of $98.8 million, compared to $1.9 million in the same three month period in 2019.  The increase was primarily due to higher acquisition related expenses and non-cash charges of $53.5 million, higher restructuring charges, net of $39.6 million and lower shareholder litigation settlement recoveries of $6.0 million, partially offset by lower foreign currency transaction losses, net of $0.5 million.

Interest Expense

Interest expense was $27.1 million for the three month period ended March 31, 2020, an increase of $4.7 million, compared to $22.4 million in the same three month period in 2019. The increase was primarily due to the addition of a $1,900.0 million term loan entered into in conjunction with the acquisition of Ingersoll Rand Industrial, partially offset by a decrease in the weighted-average interest rate.  The weighted average interest rate was approximately 5.1% for the three month period ended March 31, 2020 and 5.4% in the same period in 2019.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $2.0 million for the three month period ended March 31, 2020, which was related to the refinancing of the Original Dollar Term Loan and the Original Euro Term Loan.

Index
Other Income, Net

Other income, net was $0.2 million in the three month period ended March 31, 2020 and $1.3 million in the same three month period in 2019.  The decrease was primarily due to a decrease in investment and interest income of $0.6 million.

(Benefit) Provision for Income Taxes

The benefit for income taxes was $(58.9) million resulting in a 61.5% effective income tax provision rate for the three month period ended March 31, 2020, compared to a provision for income taxes of $12.0 million resulting in a 20.3% effective income tax provision rate in the same three month period in 2019.  The decrease in the tax provision for the three month period ended March 31, 2020 is primarily due to the additional costs incurred in connection with the acquisition of Ingersoll Rand Industrials, as well as an overall decrease in worldwide earnings relative to the same three month period of 2019.

Net (Loss) Income

Net loss was $36.8 million for the three month period ended March 31, 2020 compared to net income of $47.1 million in the same three month period in 2019. The decrease in net income was primarily due to higher other operating expenses, net, higher selling and administrative expenses, and higher amortization, partially offset by higher gross profit on higher revenues and a higher benefit for income taxes.

Adjusted EBITDA

Adjusted EBITDA increased $8.8 million to $147.8 million for the three month period ended March 31, 2020 compared to $139.0 million in the same three month period in 2019.  Adjusted EBITDA as a percentage of revenues decreased 390 basis points to 18.5% for the three month period ended March 31, 2020 from 22.4% for the same three month period in 2019.  The increase in Adjusted EBITDA was primarily due to acquisitions, including Ingersoll Rand Industrial of $50.7 million, improved pricing in our Industrial Technologies and Services and our Precision and Science Technologies segments of $6.2 million, offset by lower volume of $40.3 million and lower pricing in our High Pressure Solutions segment of $9.4 million. The decrease in Adjusted EBITDA as a percentage of revenues is primarily attributable to unfavorable margin mix due to the acquisition and inclusion of Ingersoll Rand Industrial results in the three month period ended March 31, 2020 and lower organic revenues in the Industrial Technologies and Services and High Pressure Solutions segments.

Adjusted Net Income

Adjusted Net Income decreased $3.1 million to $75.1 million for the three month period ended March 31, 2020 compared to $78.2 million in the same three month period in 2019.  The decrease was primarily due to higher interest expense and higher income tax provision, as adjusted, partially offset by higher Adjusted EBITDA.

Index
Non-GAAP Financial Measures

Set forth below are the reconciliations of Net (Loss) Income to Adjusted EBITDA and Adjusted Net Income and Cash Flows from Operating Activities to Free Cash Flow.

	For the Three Month Period Ended March 31,
	2020	2019(1)
Net (Loss) Income	$(36.8)	$47.1
Plus:
Interest expense	27.1	22.4
(Benefit) provision for income taxes	(58.9)	12.0
Depreciation expense(a)	15.9	14.1
Amortization expense(b)	55.2	31.4
Restructuring and related business transformation costs(c)	42.2	4.1
Acquisition related expenses and non-cash charges(d)	96.1	1.6
Establish public company financial reporting compliance(e)	-	0.6
Stock-based compensation(f)	3.0	8.7
Foreign currency transaction losses, net	2.6	3.1
Loss on extinguishment of debt(g)	2.0	-
Shareholder litigation settlement recoveries(h)	-	(6.0)
Other adjustments(i)	(0.6)	(0.1)
Adjusted EBITDA	$147.8	$139.0
Minus:
Interest expense	$27.1	$22.4
Income tax provision, as adjusted(j)	26.3	21.3
Depreciation expense	15.9	14.1
Amortization of non-acquisition related intangible assets	3.4	3.0
Adjusted Net Income	$75.1	$78.2
Free Cash Flow
Cash flows - operating activities	$68.4	$68.8
Minus:
Capital expenditures	8.3	14.1
Free Cash Flow	$60.1	$54.7

(1)
For the three month period ended March 31, 2020, as a result of the acquisition of Ingersoll Rand Industrial, we changed our measurement methodology of Adjusted EBITDA.  The reconciliation of Net (Loss) Income to Adjusted EBITDA was revised to conform to the methodology used for the three month period ended March 31, 2020.

(a)	Depreciation expense excludes $1.2 million of depreciation of rental equipment.

(b)
Represents $51.8 million and $28.4 million of amortization of intangible assets arising from the acquisition of Ingersoll Rand Industrial and other acquisitions (customer relationships, technology and trademarks) and $3.4 million and $3.0 million of amortization of non-acquisition related intangible assets, in each case for the three month periods ended March 31, 2020 and 2019, respectively.

Index
(c)	Restructuring and related business transformation costs consist of the following.

	For the Three Month Period Ended March 31,
	2020	2019
Restructuring charges	$41.6	$2.0
Facility reorganization, relocation and other costs	0.4	0.6
Other, net	0.2	1.5
Total restructuring and related business transformation costs	$42.2	$4.1

(d)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs) and non-cash charges and credits arising from purchase accounting adjustments.

(e)
Represents third party expenses to comply with the requirements of Sarbanes-Oxley and the accelerated adoption of the new accounting standard (ASC 842 – Leases) in the first quarter of 2019 one year ahead of the required adoption dates for a private company.

(f)
Represents stock-based compensation expense recognized for the three month period ended March 31, 2020 of $3.5 million decreased by $0.5 million due to the reduction of an accrual related to employer taxes.  Represents stock-based compensation expense of $7.5 million increased by $1.2 million due to costs associated with employer taxes for the three month period ended March 31, 2019.

(g)	Represents losses on the extinguishment of our Original Dollar Term Loan and Original Euro Term Loan as a result of Amendment No. 5 to the Senior Secured Credit Facility.

(h)	Represents an insurance recovery of our shareholder litigation settlement in 2014.

(i)
Includes (i) effects of amortization of prior service costs and amortization of losses in pension and other postretirement benefits (“OPEB”) expense, (ii) certain legal and compliance costs and (iii) other miscellaneous adjustments.

(j)
Represents our income tax provision adjusted for the tax effect of pre-tax items excluded from Adjusted Net Income and the removal of the applicable discrete tax items.  The tax effect of pre-tax items excluded from Adjusted Net Income is computed using the statutory tax rate related to the jurisdiction that was impacted by the adjustment after taking into account the impact of permanent differences and valuation allowances.  Discrete tax items include changes in tax laws or rates, changes in uncertain tax positions relating to prior years and changes in valuation allowances.  The adjusted tax amounts are then used to calculate an adjusted FIN 18 tax provision for the three month periods ended March 31, 2020 and 2019.

The income tax provision, as adjusted for each of the periods presented below consisted of the following.

	For the Three Month Period Ended March 31,
	2020	2019
(Benefit) provision for income taxes	$(58.9)	$12.0
Tax impact of pre-tax income adjustments	89.2	9.7
Discrete tax items	(4.0)	(0.4)
Income tax provision, as adjusted	$26.3	$21.3

Index
Segment Results

During the three month period ended March 31, 2020, as a result of the acquisition of Ingersoll Rand Industrial, we reorganized our segments.  We now classify our business into four segments: Industrial Technologies and Services, Precision and Science Technologies, High Pressure Solutions and Specialty Vehicle Technologies.  Our Corporate operations (as described below) are not discussed separately as any results that had a significant impact on operating results are included in the “Results of Operations” discussion above.  We recasted certain prior period amounts to conform to the way we are internally managed and how we monitor segment performance during the current fiscal year.

We evaluate the performance of our segments based on Segment Revenues and Segment Adjusted EBITDA. Segment Adjusted EBITDA is indicative of operational performance and ongoing profitability. Our management closely monitors Segment Adjusted EBITDA to evaluate past performance and identify actions required to improve profitability.

The segment measurements provided to and evaluated by the chief operating decision maker are described in Note 16 “Segment Results” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Segment Results for the Three Month Periods Ended March 31, 2020 and 2019

The following tables display Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments.

Industrial Technologies and Services Segment Results

	For the Three Month Period Ended March 31,		Percent Change
	2020	2019	2020 vs. 2019
Segment Revenues	$504.0	$405.1	24.4%
Segment Adjusted EBITDA	$94.8	$85.5	10.9%
Segment Margin	18.8%	21.1%	(230) bps

Segment Revenues for the three month period ended March 31, 2020 were $504.0 million, an increase of $98.9 million, or 24.4%, compared to $405.1 million in the same three month period in 2019.  The increase in Segment Revenues was primarily due to acquisitions, including Ingersoll Rand Industrial of $164.1 million, or 40.5%, and improved pricing of $5.5 million, or 1.4%, partially offset by lower volume of $62.8 million, or 15.5%, and the unfavorable impact of foreign currencies of $8.0 million, or 2.0%.  The percentage of Segment Revenues derived from aftermarket parts and service was 39.8% in the three month period ended March 31, 2020 compared to 32.4% in the same three month period in 2019.

Segment Adjusted EBITDA for the three month period ended March 31, 2020 was $94.8 million, an increase of $9.3 million, or 10.9%, from $85.5 million in the same three month period in 2019.  Segment Adjusted EBITDA Margin decreased 230 basis points to 18.8% from 21.1% in 2019.  The increase in Segment Adjusted EBITDA was primarily due to acquisitions, including Ingersoll Rand Industrial of $26.9 million, lower selling and administrative costs of $4.9 million and improved pricing of $5.5 million, partially offset by lower volume of $25.3 million, the unfavorable impact of foreign currencies of $1.5 million and higher material and other manufacturing costs of $1.2 million. The decrease in Adjusted EBITDA as a percentage of revenues is primarily attributable to unfavorable margin mix due to the acquisition and inclusion of Ingersoll Rand Industrial results in the three month period ended March 31, 2020 and lower organic revenues.

Precision and Science Technologies Segment Results

	For the Three Month Period Ended March 31,		Percent Change
	2020	2019	2020 vs. 2019
Segment Revenues	$112.9	$79.3	42.4%
Segment Adjusted EBITDA	$32.9	$23.1	42.4%
Segment Margin	29.1%	29.1%	0 bps

Index
Segment Revenues for the three month period ended March 31, 2020 were $112.9 million, an increase of $33.6 million, or 42.4%, compared to $79.3 million in the same three month period in 2019.  The increase in Segment Revenues was primarily due to acquisitions, including Ingersoll Rand Industrial of $44.1 million, or 55.6%, and improved pricing of $0.7 million, or 0.9%, partially offset by lower volume of $10.1 million, or 12.7%, and the unfavorable impact of foreign currencies of $1.2 million, or 1.5%.  The percentage of Segment Revenues derived from aftermarket parts and service was 12.3% in the three month period ended March 31, 2020 compared to 3.4% in the same three month period in 2019.

Segment Adjusted EBITDA for the three month period ended March 31, 2020 was $32.9 million, an increase of $9.8 million, or 42.4%, from $23.1 million in the same three month period in 2019.  Segment Adjusted EBITDA Margin remained unchanged from 29.1% in 2019.  The increase in Segment Adjusted EBITDA was primarily due to acquisitions, including Ingersoll Rand Industrial of $12.6 million, partially offset by higher volumes of $4.1 million.

High Pressure Solutions Segment Results

	For the Three Month Period Ended March 31,		Percent Change
	2020	2019	2020 vs. 2019
Segment Revenues	$96.4	$135.9	(29.1%)
Segment Adjusted EBITDA	$23.5	$41.8	(43.8%)
Segment Margin	24.4%	30.8%	(640) bps

Segment Revenues for the three month period ended March 31, 2020 were $96.4 million, a decrease of $39.5 million, or 29.1%, compared to $135.9 million in the same three month period in 2019.  The decrease in Segment Revenues was primarily due to the lower volumes of $29.6 million, or 21.8%, and lower pricing of $9.4 million, or 6.9%, as a result of the current downturn in the upstream energy market. The percentage of Segment Revenues derived from aftermarket parts and service was 87.0% in the three month period ended March 31, 2020 compared to 81.7% in the same three month period in 2019.

Segment Adjusted EBITDA for the three month period ended March 31, 2020 was $23.5 million, a decrease of $18.3 million, or 43.8%, from $41.8 million in the same three month period in 2019.  Segment Adjusted EBITDA Margin decreased 640 basis points to 24.4% from 30.8% in 2019.  The increase in Segment Adjusted EBITDA was primarily due to lower volume of $10.8 million and lower pricing of $9.4 million, partially offset by lower selling and administrative expenses of $1.5 million.

Specialty Vehicle Technologies Segment Results

The Specialty Vehicle Technologies segment was created subsequent to the acquisition of Ingersoll Rand Industrial.  Therefore, comparative prior period information was not part of our consolidated results.

Segment Revenues for the three month period ended March 31, 2020 were $86.6 million. The percentage of Segment Revenues derived from aftermarket parts and service was 16.3% in the three month period ended March 31, 2020.

Segment Adjusted EBITDA for the three month period ended March 31, 2020 was $14.1 million.  Adjusted EBITDA as a percentage of revenue was 16.3% for the three month period ended March 31, 2020.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. In doing so, we review and analyze our current cash on hand, working capital, the number of days our sales are outstanding, inventory turns, capital expenditure commitments and current debt obligations.

During the three month period ended March 31, 2020, we refinanced our debt.  See the description of the debt refinancing transactions completed during the three month period ended March 31, 2020 in Note 8 “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

Our investment resources include cash from operations and borrowings under our Revolving Credit Facility and the Receivables Financing Agreement.

Index
As of March 31, 2020, we had $44.7 million of outstanding letters of credit written against the Revolving Credit Facility and $955.3 million of unused availability.  We also had $26.7 million of letters of credit outstanding against the Receivables Financing Agreement and $65.9 million of unused availability.

See the description of these line-of-credit resources in Note 10 “Debt” to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended December 31, 2019 and Note 8 “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

As of March 31, 2020, we were in compliance with all of our debt covenants.

Liquidity

A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$555.7	$505.5
Short-term borrowings and current maturities of long-term debt	$35.7	7.6
Long-term debt	3,427.1	1,603.8
Total debt	$3,462.8	$1,611.4

We can increase the borrowing availability under the Senior Secured Credit Facilities by up to $1,600.0 million in the form of additional commitments under the Revolving Credit Facility and/or incremental term loans plus an additional amount so long as we do not exceed a specified senior secured leverage ratio. We can incur additional secured indebtedness under the Term Loan Facilities if certain specified conditions are met under the credit agreement governing the Senior Secured Credit Facilities. Our liquidity requirements are significant primarily due to debt service requirements. See Note 10 “Debt” to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended December 31, 2019 and Note 8 “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

Our principal sources of liquidity have been existing cash and cash equivalents, cash generated from operations and borrowings under the Senior Secured Credit Facilities and the Receivables Financing Agreement. Our principal uses of cash will be to provide working capital, meet debt service requirements, fund capital expenditures. We may also seek to finance capital expenditures under financing leases or other debt arrangements that provide liquidity or favorable borrowing terms. We continue to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, we may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings. As market conditions warrant, we may from time to time, seek to repay loans that we have borrowed, including the borrowings under the Senior Secured Credit Facilities.

We continue to assess our ongoing liquidity and capital requirements in the current economic environment. Based on our current level of operations and available cash, we believe our cash flow from operations, together with availability under the Revolving Credit Facility and the Receivables Financing Agreement, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements for the foreseeable future. If economic conditions continue to deteriorate due to the impact of the COVID-19 pandemic or otherwise, our business may not generate sufficient cash flows from operations or future borrowings may not be available to us under our Revolving Credit Facility or the Receivables Financing Agreement in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs.

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

Index
The majority of our cash is in jurisdictions outside the United States.  Following the acquisition of Ingersoll Rand Industrial, we are in the process of assessing our assertion under ASC 740-30 (formerly APB 23) with respect to the indefinite reinvestment of our historical and future non-US earnings.  We recorded a provisional estimate of the deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States.  Our deferred income tax liability as of March 31, 2020 was $52.4 million which is substantially larger than December 31, 2019 due primarily to increased foreign operations as a result of the Ingersoll Rand Industrial acquisition.

Working Capital

	March 31, 2020	December 31, 2019
Net Working Capital
Current assets	$2,929.4	$1,543.9
Less: Current liabilities	1,390.0	574.6
Net working capital	$1,539.4	$969.3

Operating Working Capital
Accounts receivable and contract assets	$1,081.7	$488.1
Plus: Inventories (excluding LIFO)	1,075.1	489.5
Less: Accounts payable	764.6	322.9
Less: Contract liabilities	162.1	51.7
Operating working capital	$1,230.1	$603.0

Net working capital increased $570.1 million to $1,539.4 million as of March 31, 2020 from $969.3 million as of December 31, 2019. Operating working capital increased $627.1 million to $1,230.1 million as of March 31, 2020, from $603.0 million as of December 31, 2019.  The increase in operating working capital is primarily due to higher accounts receivable, higher contract assets and higher inventories, partially offset by higher accounts payable and higher contract liabilities. The increase in accounts receivable was primarily due to the acquisition of Ingersoll Rand Industrial of which $594.3 million is included in the March 31, 2020 balance, partially offset by lower sales in the first quarter of 2020 compared to the fourth quarter of 2019. The increase in contract assets was primarily due to the acquisition of Ingersoll Rand Industrial of which $18.0 million is included in the March 31, 2020 balance and due to the timing of revenue recognition and billing on our overtime contracts. The increase in inventories was primarily due to the acquisition of Ingersoll Rand Industrial of which $562.3 million is included in the March 31, 2020 balance. The increase in accounts payable was primarily due to the acquisition of Ingersoll Rand Industrial of which $426.1 million is included in the March 31, 2020 balance and the timing of vendor cash disbursements. The increase in contract liabilities was primarily due to the acquisition of Ingersoll Rand Industrial of which $104.5 million is included in the March 31, 2020 balance.

Cash Flows

The following table reflects the major categories of cash flows for the three month periods ended March 31, 2020 and 2019, respectively.

	For the Three Month Period Ended March 31,
	2020	2019
Cash flows - operating activities	$68.4	$68.8
Cash flows - investing activities	33.1	(14.7)
Cash flows - financing activities	(41.9)	(17.3)
Free cash flow(1)	60.1	54.7

(1)	See the “Non-GAAP Financial Measures” section included in this Form 10-Q for a reconciliation to the nearest GAAP measure.

Operating Activities

Cash provided by operating activities decreased $0.4 million to $68.4 million for the three month period ended March 31, 2020 from $68.8 million in the same three month period in 2019, primarily due to lower net income (excluding non-cash charges for amortization and depreciation, stock-based compensation expense, foreign currency transaction losses, net, net loss (gain) on asset dispositions and deferred income taxes) and lower accrued liabilities partially offset by higher accounts payable.

Index
Investing Activities

Cash used in investing activities included capital expenditures of $8.3 million and $14.1 million for the three month periods ended March 31, 2020 and 2019, respectively.  Cash acquired in a business combination was $41.3 million in the three month period ended March 31, 2020 and cash paid in business combinations for the three month period ended March 31, 2019 was $0.5 million.

Financing Activities

Cash used in financing activities of $41.9 million for the three month period ended March 31, 2020 reflects net repayments of long-term borrowings of $1,590.6 million, purchases of treasury stock of $0.8 million, payments of contingent consideration of $0.7 million, payments of debt issuance costs of $37.5 million and payments of costs incurred to issue shares for the Ingersoll Rand Industrial acquisition of $1.0 million, partially offset by proceeds from the issuance of long-term borrowings of $1,586.0 million and proceeds from stock option exercises of $2.7 million.  Cash used in financing activities of $17.3 million for the three month period ended March 31, 2019 reflects net repayments of long-term borrowings of $26.9 million and purchases of treasury stock of $8.5 million, partially offset by proceeds from stock option exercises of $18.1 million.

Free Cash Flow

Free cash flow increased $5.4 million to $60.1 million in the three month period ended March 31, 2020 from $54.7 million in the same three month period in 2019 due to lower capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are materially likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes our future minimum payments as of March 31, 2020.

		Payments Due by Period
Contractual Obligations	Total	Remainder of 2020	2021-2022	2023-2024	More than 5 years
Debt(1)	$3,490.6	$26.2	$69.8	$69.8	$3,324.8
Estimated interest payments(2)	443.5	71.1	148.3	146.6	77.5
Finance leases	17.8	0.5	1.7	2.1	13.5
Operating leases(3)	175.3	35.4	74.7	37.0	28.2
Total	$4,127.2	$133.2	$294.5	$255.5	$3,444.0

(1)
As of February 28, 2020, we entered into an additional $1,900.0 million senior secured term loan in connection with the acquisition of Ingersoll Rand Industrial.  See Note 8 “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

(2)
Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument. The increase of estimated interest payments since our previously disclosed contractual obligations on Form 10-K for the fiscal year ended December 31, 2019 was due to the $1,900.0 million senior secured term loan as discussed above.

Index
(3)
The acquisition of Ingersoll Rand Industrial increased our operating leases significantly from our previously disclosed contractual obligations on Form 10-K for the fiscal year ended December 31, 2019.  Approximately $113.5 million of our total operating leases as of March 31, 2020 relate to the acquisition.

We entered into purchase obligations which consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. We are currently assessing these agreements and the enforceability of the contracts in the context of the COVID-19 pandemic. We believe that we are positioned to meet all current purchase obligations, but will continue to assess due to the rapidly changing environment.

Critical Accounting Estimates

Management has evaluated the accounting estimates used in the preparation of the Company’s condensed consolidated financial statements and related notes and believe those estimates to be reasonable and appropriate. Certain of these accounting estimates require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the section “Critical Accounting Estimates” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1 “Summary of Significant Accounting Policies” of “Item 8. Financial Statements and Supplementary Data” included in our annual report on Form 10-K for the fiscal year ended December 31, 2019 except for the additional critical accounting estimate below.

Business Combinations

We apply the acquisition method of accounting with respect to the identifiable assets and liabilities of a business combination and record the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.  The excess of the cost of the acquired business and the fair value of the assets acquired and liabilities assumed is recognized as goodwill.  Estimates of fair value represent management’s best estimate of assumptions and about future events and uncertainties, including significant judgments related to future cash flows, discount rates, competitive trends, margin and revenue growth assumptions including royalty rates and customer attrition rates, market comparables and others.  Inputs used are generally obtained from historical data supplemented by current and anticipated market conditions and growth rates.

Significant judgment is required in estimating the fair value of identifiable intangible assets and in assigning their respective useful lives.  The fair value estimates are based on historical information and on future expectations and assumptions deemed reasonable by management, but which are inherently uncertain.  See Note 2 “Business Combinations” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for further information regarding the fair value determination of each of the classes of identifiable intangible assets.  Determining the useful life of an intangible asset also requires judgment.  Certain intangibles are expected to have indefinite lives while certain other identifiable intangible assets have determinable lives.  The useful lives of identifiable intangibles with determinable useful lives is based on a variety of factors, including but not limited to, the competitive environment, product cycles, order life cycles, historical customer attrition rates, market share, operating plans and the macroeconomic environment.  The costs of determinable-lived intangible assets are amortized to expense over the estimated useful life.

Environmental Matters

Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 15 “Contingencies” to the condensed consolidated financial statements.  We believe that as of March 31, 2020, there have been no material changes to the environmental matters disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

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

Index
As of March 31, 2020, there have been no material changes to our market risk assessment previously disclosed in the annual report on Form 10-K for the fiscal year ended December 31, 2019.

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

Internal Control over Financial Reporting

Except as described below, there have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On February 29, 2020, we completed the acquisition of Ingersoll Rand Industrial.  As part of our ongoing integration of Ingersoll Rand Industrial, we continue to incorporate our controls and procedures into the Ingersoll Rand Industrial subsidiaries and to expand our company-wide controls to reflect the risks inherent in an acquisition of this size and complexity.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 15 “Contingencies” to our Condensed Consolidated Financial Statements under Part I Item 1 “Financial Statements,” is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Except as set forth below, as of March 31, 2020, there have been no material changes to our risk factors included in our annual report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”).

Index
In light of developments relating to the COVID-19 pandemic occurring subsequent to the filing of our Annual Report, we are supplementing the risk factors discussed in our Annual Report with the following risk factor, which should be read in conjunction with the risk factor contained in our Annual Report.

The COVID-19 pandemic has adversely affected our business and results of operations, and could have a material and adverse effect on our business, results of operations and financial condition in the future.

COVID-19 is a rapidly developing situation around the globe that has negatively impacted and could continue to negatively impact the global economy.  Our operating results will be subject to fluctuations based on general economic conditions, and the extent to which COVID-19 may ultimately impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease and the duration of the outbreak and business closures or business disruptions for our Company, our suppliers and our customers.

The scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on the Company’s business, operating results, cash flows and/or financial condition, described in the risk factors contained in the Annual Report.  For example, the Company has exposure to the risks associated with instability in the global economy and financial markets, which may negatively impact its revenues, liquidity, suppliers and customers.  The Company’s financial performance depends, in large part, on conditions in the markets the Company serves and on the general condition of the global economy, which impacts these markets.  The impact of the COVID-19 pandemic has caused a decrease in demand for the Company’s products and services, and a sustained weakness in demand for the Company’s products and services resulting from a contraction or uncertainty in the global economy due to the impact of the COVID-19 pandemic could adversely impact its revenues and profitability.  A portion of the Company’s revenues and operating results depend on the level of activity in the energy industry.  The impact of the COVID-19 pandemic has caused significant volatility in oil and gas prices and has negatively impacted energy sector activity, and this in turn has reduced the demand for the Company’s products used in this sector and if such decreased activity continues, could reduce future demand as well.  In addition, the negative impact of the COVID-19 pandemic on the financial condition of the Company’s customers could make them unable to pay for a product or service when payments become due, or they may decide not to pay the Company, either as a matter of corporate decision-making or in response to changes in local laws and regulations.  Although historically not material, the Company cannot be certain that, in the future, expenses or losses for uncollectible amounts will not have a material adverse effect on its revenues, earnings and cash flows.  Further, the Company sells a significant portion of its products through independent distributors and sales representatives.  The loss of, or disruption in ,the Company’s distribution network in connection with the COVID-19 pandemic could have a negative impact on its abilities to ship products, meet customer demand and otherwise operate its business.  Finally, the Company’s ability to make scheduled payments on, or refinance, its debt obligations depends on its financial condition and operating performance, which may continue to be negatively impacted by the COVID-19 pandemic.  If the impacts of the COVID-19 pandemic persist or worsen, the Company may be unable to maintain a level of cash flow from operating activities sufficient to permit it to pay the principal, premium, if any, and interest on its indebtedness.  If the Company cannot make scheduled payments on its debt it will be in default and the lenders under its revolving credit facility could terminate their commitments to loan money, and its secured lenders (including the lenders under the Company’s senior secured credit facilities) could foreclose against the assets securing their borrowings and the Company could be forced into bankruptcy or liquidation.  In addition to the foregoing, the COVID-19 pandemic could also exacerbate or trigger other risks discussed in our 2019 Annual Report on Form 10-K, any of which could have a material and adverse effect on our business, results of operations and financial condition.

Due to the COVID-19 pandemic, the Company may experience different and additional risks not discussed in our 2019 Annual Report on Form 10-K such as decreased worker productivity as a result of remote working arrangements, increased medical, emergency or other leave.  An extended period of remote working by the Company’s employees could strain its technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Further, the Company is experiencing increased costs and expenses, including as a result of (i) conducting daily “fitness-for-duty” assessments for all employees, including temperature and symptoms checks and providing personal protective equipment; (ii) the expansion of benefits to the Company’s employees, including the provision of additional paid time off for employees who have contracted COVID-19 or are required to be quarantined; and (iii) implementing increased health and safety protocols at all the Company’s facilities, including increased cleaning/sanitization of workspaces, restricting visitor access, mandating social distancing guidelines and increasing the availability of sanitization products.  U.S and international government responses to the COVID-19 outbreak have included “shelter in place”, “stay at home” and similar types of orders. These orders typically exempt certain individuals and businesses needed to maintain continuity of operations of critical infrastructure sectors or that are deemed “essential” or contain similar exceptions and exemptions. Although the Company believes it is currently considered an “essential” business in its operating markets, if any of the applicable exceptions or exemptions are curtailed or revoked in the future, that would adversely impact our business, operating results and financial condition. Furthermore, to the extent these exceptions or exemptions do not extend to our key suppliers and customers, this would also adversely impact our business, operating results and financial condition.

Index
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time and, as such, the ultimate impact on the Company’s business, operating results, cash flows and/or financial condition cannot be predicted either, but could be material.  Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future because of the pandemic.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Purchases

The following table contains detail related to the repurchase of our common stock based on the date of trade during the three month period ended March 31, 2020.

2020 First Quarter Months	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2020 - January 31, 2020	-	$-	-	220,756,556
February 1, 2020 - February 29, 2020	20,265	$38.60	-	220,756,556
March 1, 2020 - March 31, 2020	-	$-	-	220,756,556

(1)	All of the shares purchased during the three month period ended March 31, 2020 were in connection with net exercises of stock options.

(2)	The average price paid per share includes brokerage commissions.

(3)
On August 1, 2018, the Company announced that its Board of Directors had approved a share repurchase program which authorized the repurchase of up to $250.0 million of the Company’s outstanding common stock over the next two years, effective August 1, 2018 until and including July 31, 2020.

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

2.1
Agreement and Plan of Merger, dated as of April 30, 2019, by and among Ingersoll-Rand plc, Gardner Denver Holdings, Inc., Ingersoll-Rand U.S. HoldCo, Inc. and Charm Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Ingersoll-Rand plc on May 6, 2019).

2.2
Separation and Distribution Agreement, dated as of April 30, 2019, by and between Ingersoll-Rand plc and Ingersoll-Rand U.S. HoldCo, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Ingersoll-Rand plc on May 6, 2019).

3.1
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed by the registrant on March 2, 2020).

10.1
Transition Services Agreement, dated as of February 29, 2020, by and between Ingersoll-Rand plc and Ingersoll-Rand U.S. Holdco, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on March 4, 2020).

10.2
Tax Matters Agreement, dated as of February 29, 2020, by and among Ingersoll-Rand plc, Ingersoll-Rand Lux International Holding Company S.A.R.L, Ingersoll-Rand Services Company, Ingersoll-Rand U.S. HoldCo, Inc. and Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on March 4, 2020).

10.3
Employee Matters Agreement, dated as of February 29, 2020, by and among Ingersoll-Rand plc, Ingersoll-Rand U.S. HoldCo, Inc. and Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant on March 4, 2020).

10.4
Real Estate Matters Agreement, dated February 29, 2020, by and between Ingersoll-Rand plc, and Ingersoll-Rand U.S. HoldCo, Inc. and Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the registrant on March 4, 2020).

10.5
Intellectual Property Matters Agreement, dated as of February 29, 2020, by and between Ingersoll-Rand plc, Ingersoll-Rand U.S. HoldCo, Inc., and solely for the purposes of Section 5.06, Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the registrant on March 4, 2020).

10.6
Trademark License Agreement, dated as of February 29, 2020, by and between Ingersoll-Rand U.S. HoldCo, Inc. and Ingersoll-Rand plc (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the registrant on March 4, 2020).

10.7*	Omnibus Transaction Side Letter, dated February 29, 2020, by and among Ingersoll-Rand plc, Ingersoll-Rand U.S. Holdco Inc., Gardner Denver Holdings, Inc. and Charm Merger Sub Inc.

10.8	Side Letter to the Employee Matters Agreement, dated July 11, 2019, by and among Ingersoll-Rand plc and Gardner Denver Holdings, Inc.

10.9	Side Letter to the Employee Matters Agreement, dated February 29, 2020, by and among Ingersoll-Rand plc, Ingersoll-Rand U.S. Holdco, Inc. and Gardner Denver Holdings, Inc.

Index

Exhibit No.	Description

10.10
Amendment No. 5 to Credit Agreement and Joinder Agreement dated as of February 28, 2020, by and among Gardner Denver Holdings, Inc., Gardner Denver, Inc., GD German Holdings II GmbH, Gardner Denver Holdings, Ltd., Citibank, N.A. as administrative agent, and the other parties and lenders party thereto.

10.11
Amendment No. 3 to Receivables Financing Agreement dated as of February 27, 2020, by and among Gardner Denver, Inc., as initial servicer, Gardner Denver Finance II LLC, as borrower, and PNC Bank, National Association, as lender, LC participant, LC bank, and administrative agent.

10.12	Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed by the registrant on March 2, 2020).

10.13	Form of Performance Stock Unit Grant Notice and Agreement under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan

10.14	Form of Restricted Stock Unit Grant Notice and Agreement (2-yr vesting) under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan

10.15	Form of Restricted Stock Unit Grant Notice and Agreement (4-yr vesting) under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan

10.16	Form of Stock Option Grant Notice and Agreement under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan.

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Scheme Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

* Certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information (i) is not material and (ii) would likely cause competitive harm to Ingersoll Rand Inc. if publicly disclosed.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2020	INGERSOLL RAND INC.

By: /s/ Michael J. Scheske
Name: Michael J. Scheske
Vice President and Corporate Controller
(Principal Accounting Officer)