Form 10-Q
period 2020-06-30
Ingersoll Rand Inc.
filed 2020-08-04
CIK 1699150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________
Commission File Number: 001-38095

Ingersoll Rand Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-2393770
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

800-A Beaty Street
Davidson, North Carolina 28036
(Address of Principal Executive Offices) (Zip Code)

(704) 655-4000
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

The registrant had outstanding 417,059,081 shares of Common Stock, par value $0.01 per share, as of July 31, 2020.

INGERSOLL RAND INC. AND SUBSIDIARIES

FORM 10-Q

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q.  Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and “Part II. Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2020, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•
The COVID-19 pandemic has adversely affected our business and results of operations, and could have a material and adverse effect on our business, results of operations and financial condition in the future;

•
The anticipated benefits of our acquisition of the Ingersoll Rand Industrial business may not be realized fully or at all, may take longer to realize than expected and the integration process will be complex, costly and time-consuming, which could adversely affect our business, financial results and financial condition.

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2020	2019	2020	2019
Revenues	$1,264.4	$629.1	$2,064.3	$1,249.4
Cost of sales	904.4	394.7	1,459.8	784.5
Gross Profit	360.0	234.4	604.5	464.9
Selling and administrative expenses	247.7	110.7	403.1	227.7
Amortization of intangible assets	114.6	30.9	169.8	62.3
Other operating expense, net	49.9	18.2	150.6	20.0
Operating (Loss) Income	(52.2)	74.6	(119.0)	154.9
Interest expense	30.8	22.4	57.9	44.8
Loss on extinguishment of debt	—	0.2	2.0	0.2
Other income, net	(2.3)	(1.2)	(2.5)	(2.5)
(Loss) Income Before Income Taxes	(80.7)	53.2	(176.4)	112.4
Provision for income taxes	95.8	8.3	37.0	20.3
Net (Loss) Income	(176.5)	44.9	(213.4)	92.1
Less: Net income attributable to noncontrolling interests	1.1	—	1.0	—
Net (Loss) Income Attributable to Ingersoll Rand Inc.	$(177.6)	$44.9	$(214.4)	$92.1
Basic (loss) earnings per share	$(0.43)	$0.22	$(0.62)	$0.45
Diluted (loss) earnings per share	$(0.43)	$0.21	$(0.62)	$0.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Dollars in millions)

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2020	2019	2020	2019
Comprehensive (Loss) Income Attributable to Ingersoll Rand Inc.
Net (loss) income attributable to Ingersoll Rand Inc.	$(177.6)	$44.9	$(214.4)	$92.1
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net	44.9	(6.4)	(47.3)	(6.5)
Unrecognized gain (loss) on cash flow hedges, net	5.5	(0.5)	6.7	1.4
Pension and other postretirement prior service cost and gain or loss, net	0.5	1.2	3.4	1.4
Total other comprehensive income (loss), net of tax	50.9	(5.7)	(37.2)	(3.7)
Comprehensive (loss) income attributable to Ingersoll Rand Inc.	$(126.7)	$39.2	$(251.6)	$88.4
Comprehensive Loss Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$1.1	$—	$1.0	$—
Other comprehensive income, net of tax
Foreign currency translation adjustments, net	(0.4)	—	(4.4)	—
Total other comprehensive loss, net of tax	(0.4)	—	(4.4)	—
Comprehensive income (loss) attributable to noncontrolling interests	0.7	—	(3.4)	—
Total Comprehensive (Loss) Income	$(126.0)	$39.2	$(255.0)	$88.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except share and per share amounts)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,173.6	$505.5
Accounts receivable, net of allowance for doubtful accounts of $65.6 and $18.4, respectively	922.2	459.1
Inventories	1,026.4	502.5
Other current assets	204.6	76.8
Total current assets	3,326.8	1,543.9
Property, plant and equipment, net of accumulated depreciation of $335.2 and $298.4, respectively	832.0	326.6
Goodwill	6,055.1	1,287.7
Other intangible assets, net	4,848.7	1,255.0
Deferred tax assets	13.7	3.0
Other assets	357.0	212.2
Total assets	$15,433.3	$4,628.4
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$39.8	$7.6
Accounts payable	683.5	322.9
Accrued liabilities	754.9	244.1
Total current liabilities	1,478.2	574.6
Long-term debt, less current maturities	3,816.7	1,603.8
Pensions and other postretirement benefits	271.1	99.7
Deferred income taxes	913.3	251.0
Other liabilities	312.2	229.4
Total liabilities	$6,791.5	$2,758.5
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 418,592,336 and 206,767,529 shares issued as of June 30, 2020 and December 31, 2019, respectively	4.2	2.1
Capital in excess of par value	9,256.5	2,302.0
Accumulated deficit	(356.8)	(141.4)
Accumulated other comprehensive loss	(293.2)	(256.0)
Treasury stock at cost; 1,633,875 and 1,701,785 shares as of June 30, 2020 and December 31, 2019, respectively	(35.8)	(36.8)
Total Ingersoll Rand Inc stockholders’ equity	$8,574.9	$1,869.9
Noncontrolling interests	66.9	—
Total stockholders’ equity	$8,641.8	$1,869.9
Total liabilities and stockholders’ equity	$15,433.3	$4,628.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in millions)

	For the Three Month Period Ended June 30,
	2020	2019
Number of Common Shares Issued (in millions)
Balance at beginning of period	418.2	203.3
Issuance of common stock for stock-based compensation plans	0.4	2.4
Balance at end of period	418.6	205.7
Common Stock
Balance at beginning of period	$4.2	$2.0
Issuance of common stock for stock-based compensation plans	—	0.1
Balance at end of period	$4.2	$2.1
Capital in Excess of Par Value
Balance at beginning of period	$9,241.5	$2,289.3
Issuance of common stock for stock-based compensation plans	3.7	11.8
Issuance of treasury stock for stock-based compensation plans	(0.6)	(16.0)
Stock-based compensation	11.9	2.8
Balance at end of period	$9,256.5	$2,287.9
Accumulated Deficit
Balance at beginning of period	$(179.2)	$(253.3)
Net (loss) income attributable to Ingersoll Rand Inc.	(177.6)	44.9
Balance at end of period	$(356.8)	$(208.4)
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(344.1)	$(253.2)
Foreign currency translation adjustments, net	44.9	(6.4)
Unrecognized gains (losses) on cash flow hedges, net	5.5	(0.5)
Pension and other postretirement prior service cost and gain or loss, net	0.5	1.2
Balance at end of period	$(293.2)	$(258.9)
Treasury Stock
Balance at beginning of period	$(36.2)	$(47.0)
Purchases of treasury stock	(0.6)	(8.6)
Issuance of treasury stock for stock-based compensation plans	1.0	18.2
Balance at end of period	$(35.8)	$(37.4)
Total Ingersoll Rand Inc. Stockholders' Equity	$8,574.9	$1,785.3
Noncontrolling Interests
Balance at beginning of period	$69.3	$—
Net income attributable to noncontrolling interests	1.1	—
Foreign currency translation adjustments, net	(1.5)	—
Adjustments for shares tendered in open offer (Note 1)	(2.0)	—
Balance at end of period	$66.9	$—
Total Stockholders’ Equity	$8,641.8	$1,785.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in millions)

	For the Six Month Period Ended June 30,
	2020	2019
Number of Common Shares Issued (in millions)
Balance at beginning of period	206.8	201.1
Issuance of common stock for stock-based compensation plans	0.8	4.6
Shares issued to acquire Ingersoll Rand Industrial	211.0	—
Balance at end of period	418.6	205.7
Common Stock
Balance at beginning of period	$2.1	$2.0
Issuance of common stock for stock-based compensation plans	—	0.1
Shares issued to acquire Ingersoll Rand Industrial	2.1	—
Balance at end of period	$4.2	$2.1
Capital in Excess of Par Value
Balance at beginning of period	$2,302.0	$2,282.7
Issuance of common stock for stock-based compensation plans	5.9	24.7
Issuance of treasury stock for stock-based compensation plans	(1.5)	(25.2)
Shares issued for Ingersoll Rand Industrial acquisition	6,917.4	—
Fair value attributable to pre-merger service for replacement equity awards	8.6	—
Fair value attributable to pre-merger service for deferred compensation plan	8.9	—
Cost incurred to issue shares for Ingersoll Rand Industrial acquisition	(1.0)	—
Stock-based compensation	16.2	5.7
Balance at end of period	$9,256.5	$2,287.9
Accumulated Deficit
Balance at beginning of period	$(141.4)	$(308.7)
Net (loss) income attributable to Ingersoll Rand Inc.	(214.4)	92.1
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2018-02)	—	8.2
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2016-13)	(1.0)	—
Balance at end of period	$(356.8)	$(208.4)
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(256.0)	$(247.0)
Foreign currency translation adjustments, net	(47.3)	(6.5)
Unrecognized gains on cash flow hedges, net	6.7	1.4
Pension and other postretirement prior service cost and gain or loss, net	3.4	1.4
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2018-02)	—	(8.2)
Balance at end of period	$(293.2)	$(258.9)
Treasury Stock
Balance at beginning of period	$(36.8)	$(53.0)
Purchases of treasury stock	(1.3)	(17.1)
Issuance of treasury stock for stock-based compensation plans	2.3	32.7
Balance at end of period	$(35.8)	$(37.4)
Total Ingersoll Rand Inc. Stockholders' Equity	$8,574.9	$1,785.3
Noncontrolling Interests
Balance at beginning of period	$—	$—
Noncontrolling interest from acquisition of Ingersoll Rand Industrial	72.3	—
Net income attributable to noncontrolling interests	1.0	—
Foreign currency translation adjustments, net	(4.4)	—
Adjustments for shares tendered in open offer (Note 1)	(2.0)	—
Balance at end of period	$66.9	$—
Total Stockholders’ Equity	$8,641.8	$1,785.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (Dollars in millions)

	For the six month period ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net (Loss) income	$(213.4)	$92.1
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of intangible assets	169.8	62.3
Depreciation in cost of sales	41.7	22.8
Depreciation in selling and administrative expenses	5.3	4.8
Stock-based compensation expense	16.2	13.6
Foreign currency transaction losses, net	7.8	3.7
Deferred income taxes	25.1	6.5
Non-cash adjustments to carrying value of LIFO inventories	45.9	—
Other non-cash adjustments	14.5	(0.1)
Changes in assets and liabilities:
Receivables	111.5	17.2
Inventories	(7.8)	(35.0)
Accounts payable	26.5	(0.8)
Accrued liabilities	98.7	(0.9)
Other assets and liabilities, net	(26.0)	(56.1)
Net cash provided by operating activities	315.8	130.1
Cash Flows From Investing Activities:
Capital expenditures	(25.4)	(24.7)
Net cash acquired (paid) in business combinations	41.3	(0.5)
Disposals of property, plant and equipment	1.4	0.7
Net cash provided by (used in) investing activities	17.3	(24.5)
Cash Flows From Financing Activities:
Principal payments on long-term debt	(1,599.6)	(28.8)
Proceeds from long-term debt	1,980.1	—
Purchases of treasury stock	(1.3)	(17.1)
Proceeds from stock option exercises	6.8	32.1
Payments of contingent consideration	(0.7)	(2.0)
Payments of debt issuance costs	(46.6)	(0.3)
Payments of costs incurred to issue shares for Ingersoll Rand Industrial acquisition	(1.0)	—
Other financing	(0.8)	—
Net cash provided by (used in) financing activities	336.9	(16.1)
Effect of exchange rate changes on cash and cash equivalents	(1.9)	6.8
Net increase in cash and cash equivalents	668.1	96.3
Cash and cash equivalents, beginning of period	505.5	221.2
Cash and cash equivalents, end of period	$1,173.6	$317.5
Supplemental Cash Flow Information
Cash paid for income taxes	$30.5	$31.5
Cash paid for interest	54.2	42.5
Leased assets obtained in exchange for new operating lease liabilities	16.9	3.0
Capital expenditures in accounts payable	3.1	3.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in millions, except share and per share amounts)

Note 1. Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

On February 29, 2020, Ingersoll Rand Inc. (formerly known as Gardner Denver Holdings, Inc.) completed the acquisition of the Ingersoll Rand Industrial business (“Ingersoll Rand Industrial”) by way of merger and changed its name from Gardner Denver Holdings, Inc. to Ingersoll Rand Inc.  The condensed consolidated financial statements as of and for the six month period ended June 30, 2020 include the financial results of Ingersoll Rand Industrial from the date of acquisition.

Ingersoll Rand Inc. is a diversified, global manufacturer of highly engineered, application-critical flow control products and provider of related aftermarket parts and services. The accompanying condensed consolidated financial statements include the accounts of Ingersoll Rand Inc. and its majority-owned subsidiaries (collectively referred to herein as “Ingersoll Rand” or the “Company”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting, the instructions for Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (SEC) Regulation S-X. In the Company’s opinion, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

The results of operations for the interim periods ended June 30, 2020 is not necessarily indicative of the results to be expected for the full year.  The ongoing novel Coronavirus (“COVID-19”) pandemic is a rapidly evolving situation around the globe that has negatively impacted and could continue to negatively impact the global economy.  The Company’s operating results will be subject to fluctuations based on general economic conditions, and the extent to which COVID-19 may ultimately impact its business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate extent of the spread of the disease and the duration of the outbreak and business closures or business disruptions for the Company, suppliers and customers.

Immediately prior to the acquisition of Ingersoll Rand Industrial, affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) owned 70,671,135 shares of common stock of the Company or approximately 34%, of the total outstanding common stock of the Company.  As of June 30, 2020, KKR owns 44,788,635 shares of common stock of the Company or approximately 11% of the total outstanding common stock of the Company.

The classification of stock-based compensation expense (including related employer tax cost) reported for the three and six month periods ended June 30, 2019 was corrected. As a result, previously reported “Other operating expense, net” was decreased and “Selling and administrative expenses” was increased by $7.1 million for the three month period ended June 30, 2019, and by $16.4 million for the six month period ended June 30, 2019.

Noncontrolling interests

The Company has a controlling interest of approximately 74% in Ingersoll-Rand India Limited (“IR India Limited”). The remaining shares are owned by unaffiliated shareholders and traded on India stock exchanges regulated by Securities and Exchange Board of India (“SEBI”).

The Company’s acquisition of Ingersoll Rand Industrial resulted in an indirect change in control of IR India Limited as defined by SEBI Substantial Acquisition of Shares and Takeovers (SAST) regulations. As a result, the Company was required to pursue either a tender offer for a certain number of noncontrolling shares or a voluntary delisting of the entity from India stock exchanges.

On June 22, 2020, the Company initiated a tender offer to purchase up to 26% of outstanding shares of Ingersoll-Rand India Limited from eligible noncontrolling shareholders. The offer price was determined in accordance with SEBI (SAST) regulations as the average market price of shares of IR India Limited on India stock exchanges for a period of sixty days preceding the announcement of the Ingersoll Rand Industrial merger transaction, adjusted for imputed interest for the period of time between announcement of the merger and announcement of the tender offer.

The Company determined this offer is a freestanding financial instrument and not a contractual redemption right embedded in the related equity securities. In accordance with ASC 480 Distinguishing Liabilities from Equity, a liability is recognized at fair value for a conditional obligation to purchase an undetermined number of shares for a price other than fair value. The liability as of June 30, 2020 was not material to the financial statements. The noncontrolling interest remained classified and measured in accordance with ASC 810 Consolidation with the carrying value presented in permanent equity.

As of June 30, 2020, noncontrolling shareholders with aggregate holdings of 0.8% of outstanding shares submitted acceptance of the tender offer. The expected aggregate offer price for these shares of $2.0 million was recognized as a current liability and presented within Accrued liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2020.

The tender offer expired on July 3, 2020. See Note 19 “Subsequent Events” for further details on the results of the tender offer.

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

Note 2. Business Combinations

Ingersoll Rand Industrial Acquisition

On February 29, 2020, Ingersoll Rand completed the acquisition of Ingersoll Rand Industrial for the total estimated purchase consideration of approximately $6,937.0 million which represents Ingersoll Rand common stock with a fair value of $6,919.5 million and the balance equal to the fair value attributable to pre-acquisition service for replacement equity awards and deferred compensation arrangements settled in shares (or valued by reference to shares) of Ingersoll Rand common stock.  Ingersoll Rand Industrial is a global provider of mission-critical flow control and compression equipment and associated aftermarket parts, consumables and services.  Ingersoll Rand acquired Ingersoll Rand Industrial to extend and enhance its portfolio of products to address market opportunities in the compressor, blower, pump and other industrial product markets.

Immediately prior to the merger, Trane Technologies plc (formerly known as Ingersoll-Rand plc) (“Old IR” or “Trane Technologies”) completed a spin-off in which it distributed one share of common stock of Ingersoll-Rand Industrial US. Holdco, Inc. (“SpinCo”), par value $0.01 per share, for each share of Old IR, outstanding as of the record date for the spin-off on February 24, 2020.  In accordance with the merger agreement by and among Ingersoll Rand, Old IR, SpinCo and Charm Merger Sub Inc, a wholly owned subsidiary of Ingersoll Rand (“Merger Sub”), Merger Sub merged with and into SpinCo (the “acquisition”) and each share of common stock of SpinCo, par value $0.01 per share (“SpinCo common stock”), issued and outstanding immediately prior to the acquisition was converted into the right to receive 0.8824 shares of common stock of Ingersoll Rand, par value $0.01 per share (“Ingersoll Rand common stock”).  Immediately after the consummation of the acquisition, approximately 50.1% of the outstanding shares of Ingersoll Rand common stock on a fully-diluted basis was held by SpinCo stockholders and approximately 49.9% of the outstanding shares of the Company common stock on a fully-diluted basis was held by pre-acquisition Ingersoll Rand stockholders.  Since Ingersoll Rand (formerly named Gardner Denver Holdings, Inc.) is the accounting acquirer, the fair value of the equity issued by Ingersoll Rand to SpinCo stockholders in the acquisition was determined by reference to the market price of Ingersoll Rand common stock.  Accordingly, the purchase consideration below reflects the estimated fair value of the Ingersoll Rand shares issued in exchange for shares of SpinCo common stock in the acquisition, which is based on the final closing price of shares of Ingersoll Rand common stock prior to the effective time of the acquisition on February 28, 2020 of $32.79 per share.  The Company has incurred approximately $87.3 million in total acquisition-related costs, including $0.0 million and $42.3 million in the three and six month periods ended June 30, 2020, respectively, and $16.3 million in the three and six month periods ended June 30, 2019, presented within “Other operating expenses, net” in the Condensed Consolidated Statements of Operations.  In addition, the Company incurred $1.0 million in registration fees to issue shares for the acquisition of Ingersoll Rand Industrial.  The $1.0 million reduced “Capital in excess of par value” of the Condensed Consolidated Balance Sheets.

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

Ingersoll Rand Industrial’s assets and liabilities were measured at estimated fair values at February 29, 2020, primarily using Level 3 inputs except for debt, which was measured using Level 2 inputs and noncontrolling interests, which was measured using Level 1 inputs.  Estimates of fair value represent management’s best estimate of assumptions about future events and uncertainties, including significant judgments related to future cash flows, discount rates, competitive trends, margin and revenue growth assumptions including royalty rates and customer attrition rates, market comparables and others.  Inputs used were generally obtained from historical data supplemented by current and anticipated market conditions and growth rates.

The following table summarizes the preliminary allocation of purchase price to the identifiable assets acquired and liabilities assumed by Ingersoll Rand, with the excess of purchase price over the fair value of Ingersoll Rand Industrial’s net assets recorded as goodwill.  Due to the timing and the magnitude of the transaction and the multi-jurisdictional nature of the net assets acquired, initial accounting for the acquisition is not complete and further measurement period adjustments are expected in fiscal year 2020.  The Company has estimated the preliminary fair value of net assets acquired based on information currently available and will continue to adjust those estimates as additional information becomes available, including the refinement of market participant assumptions and finalization of tax returns in the pre-acquisition period. The Company will reflect measurement period adjustments in the period in which the adjustments are determined.

The aggregate purchase consideration has been preliminarily allocated as follows.

Purchase Price	Estimated fair value, as previously reported	Measurement period adjustments(4)	Estimated fair value, as adjusted
Fair value of Ingersoll Rand common stock issued for Ingersoll Rand
Industrial outstanding common stock(1)	$6,919.5	$—	$6,919.5
Fair value attributable to pre-merger service for replacement equity awards(2)	8.6	—	8.6
Fair value attributable to pre-merger service for deferred compensation plan(3)	8.9	—	8.9
Total purchase consideration	$6,937.0	$—	$6,937.0

Purchase Price Allocation
Cash	$41.3	$—	$41.3
Accounts receivable	579.9	14.8	594.7
Inventories	576.2	62.2	638.4
Other current assets	136.9	(21.2)	115.7
Property, plant and equipment	520.0	17.1	537.1
Goodwill	4,278.2	505.9	4,784.1
Intangible assets	4,501.3	(740.6)	3,760.7
Other noncurrent assets	269.8	(8.0)	261.8
Total current liabilities, including current maturities of long-term debt of $19.0 million	(830.6)	48.5	(782.1)
Deferred tax liability	(900.6)	111.4	(789.2)
Long-term debt, net of debt issuance costs and an original issue discount	(1,851.7)	—	(1,851.7)
Other noncurrent liabilities	(310.4)	9.9	(300.5)
Noncontrolling interest	(73.3)	—	(73.3)
	$6,937.0	$—	$6,937.0

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

(4)
The measurement period adjustments were to refine fair value measurements of intangible assets and carrying amounts of certain assets and liabilities, as well as adjustments to related deferred tax liabilities.

Certain amounts in the Condensed Consolidated Statement of Operations for the three months ended June 30, 2020 would have been different if the measurement period adjustments made in the current period were made as of the acquisition date. The effects on net income (loss) for the three months ended June 30, 2020 are as follows:

(Increase) decrease in current period net loss
Revenues	$0.8
Cost of sales	(13.7)
Amortization of intangible assets	2.4
(Loss) Income Before Income Taxes	(10.5)
(Benefit) provision for income taxes	6.5
Net (Loss) Income	$(4.0)

Summary of Significant Fair Value Methods

The methods used to determine the preliminary fair value of significant identifiable assets and liabilities included in the preliminary allocation of purchase price are discussed below.  The final fair value determination may differ from this preliminary determination.

Inventories

Acquired inventory is comprised of finished goods, work in process and raw materials.  The preliminary fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance relating to the selling effort.  The preliminary fair value of work in process inventory was primarily calculated as the estimated selling price, adjusted for estimated costs to complete the manufacturing, estimated costs of the selling effort, as well as a reasonable profit margin on the remaining manufacturing and selling effort.  The preliminary fair value of raw materials and supplies was determined based on replacement cost which approximates historical carrying value.  The preliminary fair value step-up of inventory of $116.2 million is comprised of step-up of inventory measured on a First in First Out (“FIFO”) basis of $70.3 million and inventories measured on a Last In First Out (“LIFO”) basis of $45.9 million. Inventory measured on a FIFO basis is amortized to “Cost of sales” in the condensed consolidated financial statements as the inventory is sold, which is expected to be a period of four months from the acquisition date.  For inventories measured on a LIFO basis, the acquired inventory becomes the LIFO base layer inventory and subsequently evaluated for lower-of-cost-or-market adjustments, as necessary.

Property, Plant and Equipment

The preliminary fair value of property, plant and equipment was primarily calculated using replacement costs adjusted for the age and condition of the asset, with the exception of real property which was calculated using the market approach, and is summarized below.

Land	$59.4
Buildings	176.3
Machinery and equipment	256.9
Office furniture and equipment	13.4
Other	1.0
Construction in progress	30.1
Preliminary fair value of property, plant and equipment	$537.1

Identifiable Intangible Assets

The estimated preliminary fair value and weighted average useful life of the Ingersoll Rand Industrial identifiable intangible assets are as follows.

	Fair Value	Weighted average useful life (years)
Tradenames(1)	$1,312.0	Indefinite
Developed technology(2)	236.0	7
Customer relationships(3)	2,096.0	13
Backlog(4)	80.3	<1
Other(5)	36.4	3
Preliminary fair value of identfiable intangible assets	$3,760.7

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

Leases, including lease liabilities and right-of-use (“ROU”) assets

Lease liabilities, included in “Accrued liabilities” and “Other non-current liabilities” in the Condensed Consolidated Balance Sheets, at the acquisition date, are measured at the present value of the future minimum lease payments over the remaining lease term and the incremental borrowing rate of Ingersoll Rand as if the acquired leases were new leases as of the acquisition date.  ROU assets included in “Other assets” in the Condensed Consolidated Balance Sheets as of the acquisition date, are equal to the amount of the lease liability at the acquisition date adjusted for any off-market terms of the lease.  The remaining lease term is based on the remaining term at the acquisition date plus any renewal or extension options that the Company is reasonably certain will be exercised.

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

Deferred Income Tax Assets and Liabilities

The acquisition was structured as a merger and therefore, the Company assumed the historical tax basis of Ingersoll Rand Industrial’s assets and liabilities. The deferred income tax assets and liabilities include the expected future federal, state and foreign tax consequences associated with temporary differences between the preliminary fair values of the assets acquired and liabilities assumed and the respective tax bases. Tax rates utilized in calculating deferred income taxes generally represent the enacted statutory tax rates at the effective date of the acquisition in the jurisdictions in which legal title of the underlying asset or liability resides.  See Note 13 “Income Taxes” for further information related to income taxes.

Noncontrolling Interests

Ingersoll Rand Industrial has a controlling interest of approximately 74% in Ingersoll-Rand India Limited.  The remaining shares are owned by unaffiliated shareholders and traded on India stock exchanges, representing a noncontrolling interest.  Ingersoll Rand’s preliminary fair value of noncontrolling interest is based on market quote of Indian Rupee 639.2 per share, available on the last trading day on February 28, 2020 prior to the closing date of the acquisition.  Considering noncontrolling shares of 8.2 million, the preliminary fair value of noncontrolling interest is $73.3 million.

Other Assets Acquired and Liabilities Assumed (excluding Goodwill)

The Company utilized the carrying values, net of allowances, to value accounts receivable and accounts payable as well as other current assets and liabilities as it was determined that carrying values represented the fair value of those items at the acquisition date.

Goodwill

The excess of the consideration for the acquisition over the preliminary fair value of net assets acquired was recorded as goodwill.  The estimated goodwill recognized is attributable primarily to expected synergies and expanded market opportunities from combining the Company’s operations with those of Ingersoll Rand Industrial.  The goodwill created in the acquisition is not expected to be deductible for tax purposes and is subject to material revision as the purchase price allocation is completed.  Goodwill arising from the acquisition has been allocated to the Industrial Technologies and Services, High Pressure Solutions, Precision and Science Technologies and Specialty Vehicle Technologies reporting segments.  See Note 5 “Goodwill and Other Intangible Assets” for the allocation of goodwill to segments.

Results of Ingersoll Rand Industrial Subsequent to the Acquisition

The operating results of Ingersoll Rand Industrial have been included in the Company’s condensed consolidated financial statements from the date of acquisition through June 30, 2020. The Company’s condensed consolidated statements of operations for the three and six month periods ended June 30, 2020 included revenues of $826.5 million and $1,119.9 million, respectively, and a net loss of $36.4 million and $69.7 million, respectively, which includes the effects of purchase accounting adjustments, primarily the amortization of intangible assets and the impacts on operating expenses of fair value adjustments to acquired inventory and property, plant and equipment.

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

The table below reflects the impact of material and nonrecurring adjustments to the unaudited pro forma results for the three month periods ended June 30, 2020 and 2019 that are directly attributable to the acquisition.

	For the Three Month Period Ended June 30,
	2020	2019
Increase (decrease) to revenue as a result of deferred revenue fair value adjustment, net of tax	$5.6	$(6.6)
(Decrease) increase to expense as a result of inventory fair value adjustment, net of tax	(58.5)	14.8
(Decrease) to expense as a result of transaction costs, net of tax	—	(14.6)

The table below reflects the impact of material and nonrecurring adjustments to the unaudited pro forma results for the six months ended June 30, 2020 and 2019 that are directly attributable to the acquisition.

	For the Six Month Period Ended June 30,
	2020	2019
Increase (decrease) to revenue as a result of deferred revenue fair value adjustment, net of tax	$5.5	$(8.3)
(Decrease) increase to expense as a result of inventory fair value adjustment, net of tax	(89.6)	89.6
(Decrease) increase to expense as a result of transaction costs, net of tax	(38.1)	64.0

The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of the Company’s condensed consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2019 or of the results of the Company’s future results of operations of the combined businesses.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2020	2019	2020	2019
Revenues	$1,271.6	$1,589.6	$2,541.3	$3,089.6
Net Income (Loss)	7.0	44.2	6.8	(68.4)

Transactions with Trane Technologies

Certain agreements have been entered into between Ingersoll Rand and Trane Technologies plc, including, among others, an Employee Matters Agreement, a Real Estate Matters Agreement, a Tax Matters Agreement, an Intellectual Property Matters Agreement and a Transition Services Agreement each dated February 29, 2020.  The Transition Services Agreement has a term of twenty four calendar months.  Charges for services under the agreement will be determined on an allocated cost basis, subject to an overall annual aggregate cap.  During the three month and six month period ended June 30, 2020, the Company incurred expense of $8.4 million and $10.8 million, respectively, for services received under the Transition Service Agreement and related agreements.

Note 3. Restructuring

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

Through June 30, 2020, $72.2 million was charged to expense through “Other operating expense, net” in the Condensed Consolidated Statements of Operations ($57.6 million for Industrial Technologies and Services, $4.9 million for Precision and Science Technologies, $4.1 million for High Pressure Solutions, $0.7 million for Specialty Vehicle Technologies and $4.9 million for Corporate).

The following table summarizes the activity associated with the Company’s restructuring programs for the six month period ended June 30, 2020.

Total
Balance as of December 31, 2019	$5.0
Charged to expense - termination benefits	66.7
Charged to expense - other	5.5
Payments	(46.1)
Currency translation adjustment and other	(1.7)
Balance as of June 30, 2020	$29.4

Note 4. Inventories

Inventories as of June 30, 2020 and December 31, 2019 consisted of the following.

	June 30, 2020	December 31, 2019
Raw materials, including parts and subassemblies	$654.2	$370.5
Work-in-process	86.7	47.6
Finished goods	272.5	71.4
	1,013.4	489.5
Excess of LIFO costs over FIFO costs	13.0	13.0
Inventories	$1,026.4	$502.5

Approximately $498.1 million of the increase in inventories from December 31, 2019 to June 30, 2020 is related to the acquisition of Ingersoll Rand Industrial. In the three month period ended June 30, 2020, the Company recorded non-cash adjustments of $45.9 million to reduce the carrying value of inventories acquired in the merger with Ingersoll Rand Industrial accounted for under the LIFO liquidation method.

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill attributable to each reportable segment for the six month period ended June 30, 2019 is presented in the table below.

	Industrial Technologies and Services	Precision and Science Technologies	High Pressure Solutions	Specialty Vehicle Technologies	Total
Balance as of December 31, 2019	$865.4	$227.5	$194.8	$—	$1,287.7
Acquisition	3,136.0	1,112.3	—	535.8	4,784.1
Foreign currency translation and other	(15.7)	(0.9)	—	(0.1)	(16.7)
Balance as of June 30, 2020	$3,985.7	$1,338.9	$194.8	$535.7	$6,055.1

Other intangible assets as of June 30, 2020 and December 31, 2019 consisted of the following.

	June 30, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer lists and relationships	$3,325.8	$(783.0)	$1,238.7	$(673.9)
Technology	268.6	(19.0)	30.2	(6.0)
Trademarks	39.9	(13.4)	40.4	(11.9)
Backlog	146.5	(98.2)	-	-
Other	101.8	(50.6)	64.0	(40.8)
Unamortized intangible assets
Trademarks	1,930.3	—	614.3	—
Total other intangible assets	$5,812.9	$(964.2)	$1,987.6	$(732.6)

Amortization of intangible assets is anticipated to be approximately $370.0 million in 2020 and $330.0 million to $360.0 million from 2021 through 2025 based upon the exchange rates as of June 30, 2020.

As of June 30, 2020, goodwill included $343.3 million of accumulated impairment losses within the High Pressure Solutions segment and $220.6 million of accumulated impairment losses within the Industrial Technologies and Services segment.

Due to the ongoing impacts of COVID-19 and geopolitical events on the upstream energy market, the Company determined that indicators of impairment existed for goodwill and an indefinite-lived tradename of a reporting unit within the High Pressure Solutions segment. As of June 30, 2020, quantitative impairment tests were performed and the calculated fair values of the reporting unit and tradename were found to be in excess of the respective carrying values, and therefore no impairments were recorded.

As of June 30, 2020, there was no indication that the carrying value of goodwill and other intangible assets associated with the Company’s other reporting units may not be recoverable.  However, a prolonged adverse impact of the COVID-19 pandemic on the Company’s consolidated financial results may require an impairment charge related to one or more of these assets in a future period.

There were no goodwill impairment charges recorded during the six month periods ended June 30, 2020 and 2019.

Note 6. Accrued Liabilities

Accrued liabilities as of June 30, 2020 and December 31, 2019 consisted of the following.

	June 30, 2020	December 31, 2019
Salaries, wages and related fringe benefits	$160.9	$60.7
Contract liabilities	159.9	51.7
Product warranty	53.9	22.7
Operating lease liabilities	39.4	17.1
Restructuring	29.4	5.0
Taxes	167.0	22.5
Other	144.4	64.4
Total accrued liabilities	$754.9	$244.1

A reconciliation of the changes in the accrued product warranty liability for the three and six month periods ended June 30, 2020 and 2019 are as follows.

	For the three month period ended June 30,		For the six month period ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$53.0	$21.8	$22.7	$23.9
Product warranty accruals	2.7	7.8	10.8	14.6
Acquired warranty	—	—	31.3	—
Settlements	(2.2)	(6.3)	(10.8)	(15.1)
Charged to other accounts(1)	0.4	0.1	(0.1)	—
Balance at end of period	$53.9	$23.4	$53.9	$23.4

(1)	Primarily the effects of foreign currency translation adjustments for the Company’s subsidiaries with functional currencies other than the USD.

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

Net Periodic Benefit Cost

The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and six month periods ended June 30, 2020 and 2019.

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	For the Three Month Period Ended June 30, 2020	For the Six Month Period Ended June 30, 2020	For the Three Month Period Ended June 30, 2020	For the Six Month Period Ended June 30, 2020	For the Three Month Period Ended June 30, 2020	For the Six Month Period Ended June 30, 2020
Service cost	$1.7	$2.3	$1.2	$1.9	$—	$—
Interest cost	2.8	4.0	1.5	3.0	0.2	0.3
Expected return on plan assets	(3.9)	(5.5)	(2.7)	(5.4)	—	—
Recognition of:
Unrecognized prior service cost	—	—	0.1	0.1	—	—
Unrecognized net actuarial loss	—	—	0.7	1.4	—	—
	$0.6	$0.8	$0.8	$1.0	$0.2	$0.3

	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	For the Three Month Period Ended June 30, 2019	For the Six Month Period Ended June 30, 2019	For the Three Month Period Ended June 30, 2019	For the Six Month Period Ended June 30, 2019	For the Three Month Period Ended June 30, 2019	For the Six Month Period Ended June 30, 2019
Service cost	$—	$—	$0.4	$0.8	$—	$—
Interest cost	0.6	1.1	1.9	3.9	0.1	0.1
Expected return on plan assets	(0.6)	(1.1)	(2.6)	(5.2)	—	—
Recognition of:
Unrecognized prior service cost	—	—	0.1	0.1	—	—
Unrecognized net actuarial loss	—	0.1	0.5	1.0	—	—
	$—	$0.1	$0.3	$0.6	$0.1	$0.1

The components of net periodic benefit cost other than the service cost component are included in “Other income, net” in the Condensed Consolidated Statements of Operations.

Note 8. Debt

Debt as of June 30, 2020 and December 31, 2019 is summarized as follows.

	June 30, 2020	December 31, 2019
Short-term borrowings	$—	$—
Long-term debt:
Revolving credit facility, due 2024	$—	$—
Receivables financing agreement, due 2020	—	—
Dollar Term Loan, due 2024(1)	—	927.6
Euro Term Loan, due 2024(2)	—	673.9
Dollar Term Loan B, due 2027(3)	1,893.0	—
Dollar Term Loan, due 2027(4)	924.2	—
Euro Term Loan, due 2027(5)	672.7	—
Dollar Term Loan Series A, due 2027(6)	394.0	—
Finance leases and other long-term debt	17.6	18.0
Unamortized debt issuance costs	(45.0)	(8.1)
Total long-term debt, net, including current maturities	3,856.5	1,611.4
Current maturities of long-term debt	39.8	7.6
Total long-term debt, net	$3,816.7	$1,603.8

(1)	The weighted-average interest rate was 4.47% for the period from January 1, 2020 through February 27, 2020.

(2)	The weighted-average interest rate was 3.00% for the period from January 1, 2020 through February 27, 2020.

(3)
As of June 30, 2020, this amount is presented net of unamortized discounts of $2.3 million.  As of June 30, 2020, the applicable interest rate was 1.93% and the weighted-average interest rate was 2.54% for the six month period ended June 30, 2020.

(4)
As of June 30, 2020, this amount is presented net of unamortized discounts of $1.1 million.  As of June 30, 2020, the applicable interest rate was 1.93% and the weighted average interest rate was 3.16% for the six month period ended June 30, 2020.

(5)
As of June 30, 2020, this amount is presented net of unamortized discounts of $0.8 million.  As of June 30, 2020, the applicable interest rate was 2.00% and the weighted average interest rate was 2.32% for the six month period ended June 30, 2020.

(6)
As of June 30, 2020, this amount is presented net of unamortized discounts of $6.0 million.  As of June 30, 2020, the applicable interest rate was 2.93% and the weighted average interest rate was 2.93% for the period from June 29, 2020 through June 30, 2020.

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

At the time of the acquisition of Ingersoll Rand Industrial, the Credit Agreement was amended to include an additional $1,900.0 million senior secured term loan (“Dollar Term Loan B”) by and among Ingersoll-Rand Services Company, as the borrower, the lenders party thereto and Citi, as the administrative agent.  Further, Ingersoll-Rand Services Company, the borrower with respect to the Dollar Term Loan B, was designated as an additional borrower under the Credit Agreement.  The Dollar Term Loan B and the Dollar Term Loan and the Euro Term Loan have guarantees from the same credit parties and are secured by the same collateral.  The Dollar Term Loan B will mature on February 28, 2027 (or, if such date is not a business day, the first business day thereafter). The proceeds from the $1,900.0 million Dollar Term Loan B were reduced by a $2.4 million original issue discount.

On the date of acquisition of Ingersoll Rand Industrial, the aggregate amount of the Revolving Credit Facility increased to $1,000.0 million and the capacity under the Revolving Credit Facility to issue letters of credit increased to $400.0 million.

On June 29, 2020, the Company entered into Amendment No. 6 to the Credit Agreement (“Amendment No. 6”).  Amendment No. 6  (i) provided for $400.0 million of incremental term loans (“Dollar Term Loan Series A”), reduced by an original issue discount of $6.0 million, and (ii) established an increase of $100.0 million to the Revolving Credit Facility, bringing the total sum of the Revolving Credit Facility to $1,100.0 million. No specific use of proceeds arising from Amendment No. 6 has been identified. The proceeds are expected to be used for general business purposes, including providing incremental liquidity in the event of a prolonged adverse impact of the COVID-19 pandemic.

As of June 30, 2020, the aggregate amount of commitments under the Revolving Credit Facility was $1,100.0 million and the capacity under the Revolving Credit Facility to issue letters of credit was $400.0 million. As of June 30, 2020, the Company had no outstanding borrowings under the Revolving Credit Facility, $85.3 million of outstanding letters of credit under the Revolving Credit Facility and unused availability under the Revolving Credit Facility of $1,014.7 million.

Interest Rates and Fees

Borrowings under the Dollar Term Loan, Dollar Term Loan B, Dollar Term Loan Series A, and Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) the greater of LIBOR for the relevant interest period or 0.00% per annum, in each case adjusted for statutory reserve requirements, plus an applicable margin or (b) a base rate (the “Base Rate”) equal to the highest of (1) the rate of interest publicly announced by the administrative agent as its prime rate in effect at its principal office, (2) the federal funds effective rate plus 0.50%, (3) LIBOR for an interest period of one month, adjusted for statutory reserve requirements, plus 1.00% and (4) 1.00%, in each case, plus an applicable margin.  Borrowings under the Euro Term Loan bear interest at a rate equal to the greater of LIBOR for the relevant interest period, or 0.00% per annum, in each case adjusted for statutory reserve requirements, plus an applicable margin.  The applicable margin for (i) the Dollar Term Loan is 1.75% for LIBOR loans and 0.75% for base rate loans, (ii) the Dollar Term Loan B is 1.75% for LIBOR loans and 0.75% for base rate loans, (iii) the Dollar Term Loan Series A is 2.75% for LIBOR loans and 1.75% for base rate loans, (iv) the Revolving Credit Facility is 2.00% for LIBOR loans and 1.00% for Base Rate loans and (v) the Euro Term Loan is 2.00% for LIBOR loans.

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

The Company may voluntarily repay outstanding loans under the Senior Secured Credit Facilities at any time without premium or penalty, subject to certain customary conditions, including reimbursements of the lenders’ redeployment costs actually incurred in the case of a prepayment of LIBOR borrowings other than on the last day of the relevant interest period, provided that (i) any voluntary prepayment of the Dollar Term Loan, the Dollar Term Loan B or the Euro Term Loan prior to August 28, 2020, in connection with a repricing transaction shall be subject to a prepayment premium of 1.00% of the principal amount so prepaid and (ii) any voluntary prepayment of Dollar Term Loan Series A prior to December 29, 2020, in connection with a repricing transaction shall be subject to a prepayment premium of 1.00% of the principal amount so prepaid.

Amortization and Final Maturity

The Dollar Term Loan, Dollar Term Loan B, Dollar Term Loan Series A, and Euro Term Loan amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of such term loan, with the balances payable on February 28, 2027 (or, if such date is not a business day, the first business day thereafter).

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

Receivables Financing Agreement

On February 27, 2020, Gardner Denver, Inc., as initial servicer, Gardner Denver Finance II LLC, as borrower, and PNC Bank, National Association as lender, LC participant, LC bank, and administrative agent, entered into the third amendment (the “Third Amendment”) to the Receivables Financing Agreement dated as of May 17, 2016.  Among other changes, the Third Amendment extended the scheduled termination date of the Receivables Financing Agreement from June 30, 2020 to December 30, 2020 and amended the definition of “Change of Control” to (i) remove the requirement that certain specified equity holders maintain a minimum ownership level of the outstanding voting stock of the Company, (ii) increase the threshold at which the acquisition of ownership by a person, entity or group of other equity holders constitutes a “Change of Control” and (iii) make certain other technical changes and updates.  As of June 30, 2020, the Company had no outstanding borrowings, $26.6 million of letters of credit outstanding and $39.1 million of capacity available under the Receivables Financing Agreement.

Note 9. Stock-Based Compensation Plan

The Company has outstanding stock-based compensation awards granted under the 2013 Stock Incentive Plan (“2013 Plan”) and the 2017 Omnibus Incentive Plan (“2017 Plan”) as described in Note 17, “Stock-Based Compensation Plans” to the consolidated financial statements in its annual report on Form 10-K for the year ended December 31, 2019.

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

Stock-Based Compensation

For the three month periods ended June 30, 2020 and 2019, the Company recognized stock-based compensation expense of approximately $12.7 million and $6.0 million, respectively. For the six month periods ended June 30, 2020 and 2019, the Company recognized stock-based compensation expense of approximately $16.2 million and $13.6 million, respectively. These costs are included in “Cost of sales” and “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations.

As of June 30, 2020, there was $64.5 million of total unrecognized compensation expense related to outstanding stock options, restricted stock unit awards and performance stock unit awards.

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

A summary of the Company’s stock option (including SARs) activity for the six month period ended June 30, 2020 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Exercise Price (per share)
Stock options outstanding as of December 31, 2019	8,028	$14.14
Converted Ingersoll Rand Industrial stock options	985	24.72
Granted	1,460	24.77
Exercised or settled	(715)	9.80
Forfeited	(121)	27.30
Expired	(9)	30.51
Stock options outstanding as of June 30, 2020	9,628	16.97
Vested as of June 30, 2020	6,054	11.73

The following assumptions were used to estimate the fair value of options granted (excluding previously disclosed modified awards) during the six month periods ended June 30, 2020 and 2019 using the Black-Scholes option-pricing model.

	For the six month period ended June 30,
Assumptions	2020	2019
Expected life of options (in years)	6.3	6.3
Risk-free interest rate	0.4% - 1.5%	2.4% - 2.6%
Assumed volatility	24.6% - 41.1%	30.7% - 31.8%
Expected dividend rate	0.0%	0.0%

Restricted Stock Unit Awards

Restricted stock units are granted to employees and non-employee directors based on the market price of the Company’s common stock on the grant date and recognized in compensation expense over the vesting period. A summary of the Company’s restricted stock unit activity for the six month period ended June 30, 2020 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2019	719	$29.31
Converted Ingersoll Rand Industrial restricted stock units	305	33.06
Granted	715	25.39
Vested	(224)	29.41
Forfeited	(43)	28.12
Non-vested as of June 30, 2020	1,472	28.20

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

A summary of the Company’s performance stock unit activity for the six month period ended June 30, 2020 is presented in the following table (underlying shares in thousands).
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2019	—	$—
Granted	302	29.72
Forfeited	(30)	29.72
Non-vested as of June 30, 2020	272	29.72

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

The before tax income (loss) and related income tax effect are as follows.

	For the Three Month Period Ended June 30, 2020			For the Six Month Period Ended June 30, 2020
	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount
Foreign currency translation adjustments, net	$41.9	$3.0	$44.9	$(47.7)	$0.4	$(47.3)
Unrecognized gains on cash flow hedges, net	7.3	(1.8)	5.5	8.8	(2.1)	6.7
Pension and other postretirement benefit prior service cost and gain or loss, net	0.4	0.1	0.5	3.9	(0.5)	3.4
Other comprehensive income (loss)	$49.6	$1.3	$50.9	$(35.0)	$(2.2)	$(37.2)

	For the Three Month Period Ended June 30, 2019			For the Six Month Period Ended June 30, 2019
	Before-Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Foreign currency translation adjustments, net	$(8.6)	$2.2	$(6.4)	$(4.1)	$(2.4)	$(6.5)
Unrecognized gains (losses) on cash flow hedges, net	(0.7)	0.2	(0.5)	0.6	0.8	1.4
Pension and other postretirement benefit prior service cost and gain or loss, net	1.3	(0.1)	1.2	1.5	(0.1)	1.4
Other comprehensive loss	$(8.0)	$2.3	$(5.7)	$(2.0)	$(1.7)	$(3.7)

The tables above include only the other comprehensive (loss) income, net of tax, attributable to Ingersoll Rand Inc. Other comprehensive (loss) income, net, attributable to noncontrolling interest holders was $(0.4) million and $(4.4) million for the three and six months ended June 30, 2020, respectively, and related entirely to foreign currency translation adjustments.

On January 1, 2019, the Company adopted ASU 2018-02 which reclassified stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive (loss) income to retained (deficit) earnings.  The Company recorded a cumulative-effect adjustment which increased “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheet by $8.2 million.

Changes in accumulated other comprehensive (loss) income by component for the six month periods ended June 30, 2020 and 2019 are presented in the following table (1).

	Foreign Currency Translation Adjustments, Net	Unrealized (Losses) Gains on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
Balance as of December 31, 2019	$(193.6)	$(10.9)	$(51.5)	$(256.0)
Other comprehensive (loss) income before reclassifications	(47.3)	(3.2)	2.3	(48.2)
Amounts reclassified from accumulated other comprehensive (loss) income	—	9.9	1.1	11.0
Other comprehensive (loss) income	(47.3)	6.7	3.4	(37.2)
Balance as of June 30, 2020	$(240.9)	$(4.2)	$(48.1)	$(293.2)

	Foreign Currency Translation Adjustments, Net	Unrealized (Losses) Gains on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
Balance as of December 31, 2018	$(190.6)	$(11.4)	$(45.0)	$(247.0)
Other comprehensive (loss) income before reclassifications	(6.5)	(4.4)	0.5	(10.4)
Amounts reclassified from accumulated other comprehensive (loss) income	—	5.8	0.9	6.7
Other comprehensive (loss) income	(6.5)	1.4	1.4	(3.7)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2018-02)	(1.5)	(6.7)	—	(8.2)
Balance as of June 30, 2019	$(198.6)	$(16.7)	$(43.6)	$(258.9)

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications out of accumulated other comprehensive (loss) income for the six month periods ended June 30, 2020 and 2019 are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
Details about Accumulated Other Comprehensive (Loss) Income Components	For the six month period ended June 30,		Affected Line in the Statement Where Net Income is Presented
	2020	2019

Loss on cash flow hedges	$13.2	$7.6	Interest expense
Interest rate swaps	(3.3)	(1.8)	Benefit for income taxes
	$9.9	$5.8	Net of tax

Amortization of defined benefit pension and other postretirement benefit items	$1.5	$1.2 (1)	(1)
	(0.4)	(0.3)	Benefit for income taxes
	$1.1	$0.9	Net of tax
Total reclassifications for the period	$11.0	$6.7	Net of tax

(1)	These components are included in the computation of net periodic benefit cost. See Note 7 “Benefit Plans” for additional details.

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

Derivative Instruments

The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.

	June 30, 2020
Derivative Classification		Notional Amount (1)	Fair Value (1) Other Current Assets	Fair Value (1) Other Assets	Fair Value (1) Accrued Liabilities	Fair Value (1) Other Liabilities

Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash Flow	$725.0	$—	$—	$4.5	$—
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	144.4	0.4	—	—	—
Foreign currency forwards	Fair Value	139.4	—	—	0.1	—

	December 31, 2019
Derivative Classification		Notional Amount (1)	Fair Value (1) Other Current Assets	Fair Value (1) Other Assets	Fair Value (1) Accrued Liabilities	Fair Value (1) Other Liabilities

Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash Flow	$825.0	$—	$—	$13.1	$—
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	55.2	0.5	—	—	—
Foreign currency forwards	Fair Value	106.9	—	—	0.5	—

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

Losses on derivatives designated as cash flow hedges included in the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six month periods ended June 30, 2020 and 2019 are as presented in the table below.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2020	2019	2020	2019
Interest rate swap contracts
Loss recognized in AOCI on derivatives	$(0.6)	$(4.6)	$(4.3)	$(7.0)
Loss reclassified from AOCI into income (effective portion)(1)	(7.9)	(3.9)	(13.2)	(7.6)

(1)	Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income were included within “Interest expense” in the Condensed Consolidated Statements of Operations.

As of June 30, 2020, the Company is the fixed rate payor on four interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $725.0 million of the Company’s LIBOR-based variable rate borrowings.  These contracts carry fixed rates ranging from 3.6% to 4.3% and expire in 2020.  These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments.  Based on LIBOR-based swap yield curves as of June 30, 2020, the Company expects to reclassify losses of $5.3 million out of AOCI into earnings during the next 12 months.  The Company’s LIBOR-based variable rate borrowings outstanding as of June 30, 2020 were $3,211.2 million and €598.9 million.

The Company had nine foreign currency forward contracts outstanding as of June 30, 2020 with notional amounts ranging from $75.1 million to $5.2 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates.  The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included within “Other operating expense, net” in the Condensed Consolidated Statements of Operations.  The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty.  It is the Company’s practice to recognize the gross amounts in the Condensed Consolidated Balance Sheets.  The amount available to be netted is not material.

The Company’s gains (losses) on derivative instruments not designated as accounting hedges and total net foreign currency losses for the three and six month periods ended June 30, 2020 and 2019 were as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2020	2019	2020	2019
Foreign currency forward contracts gains (losses)	$0.5	$(2.2)	$(2.1)	$(3.8)
Total foreign currency transaction losses, net	(5.2)	(0.6)	(7.8)	(3.7)

The Company has a significant investment in consolidated subsidiaries with functional currencies other than the USD, particularly the EUR.  On August 17, 2017, the Company designated its €615.0 million Original Euro Term Loan as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies until it was extinguished and replaced on February 28, 2020 by a €601.2 million Euro Term Loan, further described in Note 8 “Debt”.  As of June 30, 2020, the Euro Term Loan of €598.9 million remained designated.

The Company’s (loss) gains, net of income tax, associated with changes in the value of debt for the three month periods ended June 30, 2020 and 2019 were as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2020	2019	2020	2019
(Loss) gain, net of income tax, recorded through other comprehensive income	$(9.1)	$(7.0)	$0.9	$4.7

The net balance of such (losses) gains included in accumulated other comprehensive (loss) income as of June 30, 2020 and 2019 was $74.9 million and $61.3 million, respectively.

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards(1)	$—	$0.4	$—	$0.4
Trading securities held in deferred compensation plan(2)	7.0	—	—	7.0
Total	$7.0	$0.4	$—	$7.4
Financial Liabilities
Foreign currency forwards(1)	$—	$0.1	$—	$0.1
Deferred compensation plans(2)	19.2	—	—	19.2
Interest rate swaps(3)	—	4.5	—	4.5
Total	$19.2	$4.6	$—	$23.8

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards(1)	$—	$0.5	$—	$0.5
Trading securities held in deferred compensation plan(2)	7.3	—	—	7.3
Total	$7.3	$0.5	$—	$7.8
Financial Liabilities
Foreign currency forwards(1)	$—	$0.5	$—	$0.5
Deferred compensation plan(2)	7.3	—	—	7.3
Interest rate swaps(3)	—	13.1	—	13.1
Total	$7.3	$13.6	$—	$20.9

(1)	Based on calculations that use readily observable market parameters at their basis, such as spot and forward rates.

(2)	Based on the quoted price of publicly traded mutual funds and other equity securities which are classified as trading securities and accounted for using the mark-to-market method.

(3)
Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of June 30, 2020.  The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

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

Disaggregation of Revenue

The following tables provide disaggregated revenue by reportable segment for the three month periods ended June 30, 2020 and 2019.

	For the Three Month Period Ended June 30, 2020
	Industrial Technologies and Services	Precision and Science Technologies	High Pressure Solutions	Specialty Vehicle Technologies	Total
Primary Geographic Markets
United States	$289.8	$83.7	$17.3	$191.1	$581.9
Other Americas	70.5	9.9	0.6	12.1	93.1
Total Americas	360.3	93.6	17.9	203.2	675.0
EMEAI	247.1	63.7	2.3	6.7	319.8
Asia Pacific	222.2	38.5	1.3	7.6	269.6
Total	$829.6	$195.8	$21.5	$217.5	$1,264.4

Product Categories
Original equipment	$502.0	$169.1	$3.5	$160.0	$834.6
Aftermarket	327.6	26.7	18.0	57.5	429.8
Total	$829.6	$195.8	$21.5	$217.5	$1,264.4

Pattern of Revenue Recognition
Revenue recognized at point in time(1)	$750.1	$195.8	$21.5	$212.0	$1,179.4
Revenue recognized over time(2)	79.5	—	—	5.5	85.0
Total	$829.6	$195.8	$21.5	$217.5	$1,264.4

	For the Three Month Period Ended June 30, 2019
	Industrial Technologies and Services	Precision and Science Technologies	High Pressure Solutions	Specialty Vehicle Technologies	Total
Primary Geographic Markets
United States	$129.1	$39.1	$105.8	$—	$274.0
Other Americas	35.4	1.5	9.2	—	46.1
Total Americas	164.5	40.6	115.0	—	320.1
EMEAI	178.9	27.8	2.6	—	209.3
Asia Pacific	84.2	13.6	1.9	—	99.7
Total	$427.6	$82.0	$119.5	$—	$629.1

Product Categories
Original equipment	$289.7	$79.9	$24.4	$—	$394.0
Aftermarket	137.9	2.1	95.1	—	235.1
Total	$427.6	$82.0	$119.5	$—	$629.1

Pattern of Revenue Recognition
Revenue recognized at point in time(1)	$396.2	$82.0	$119.5	$—	$597.7
Revenue recognized over time(2)	31.4	—	—	—	31.4
Total	$427.6	$82.0	$119.5	$—	$629.1

(1)
Revenues from short and long duration product and service contracts recognized at a point in time when control is transferred to the customer generally when products delivery has occurred and services have been rendered.

(2)
Revenues primarily from long duration ETO product contracts and certain contracts for delivery of a significant volume of substantially similar products recognized over time as contractual performance obligations are completed.

The following tables provide disaggregated revenue by reportable segment for the six month periods ended June 30, 2020 and 2019.

	For the Six Month Period Ended June 30, 2020
	Industrial Technologies and Services	Precision and Science Technologies	High Pressure Solutions	Specialty Vehicle Technologies	Total
Primary Geographic Markets
United States	$466.9	$133.0	$98.0	$264.8	$962.7
Other Americas	115.8	14.8	10.8	16.8	158.2
Total Americas	582.7	147.8	108.8	281.6	1,120.9
EMEAI	447.7	104.6	6.4	12.2	570.9
Asia Pacific	303.2	56.2	2.6	10.5	372.5
Total	$1,333.6	$308.6	$117.8	$304.3	$2,064.3

Product Categories
Original equipment	$805.2	$268.1	$16.0	$232.7	$1,322.0
Aftermarket	528.4	40.5	101.8	71.6	742.3
Total	$1,333.6	$308.6	$117.8	$304.3	$2,064.3

Pattern of Revenue Recognition
Revenue recognized at point in time(1)	$1,209.6	$308.6	$117.8	$297.3	$1,933.3
Revenue recognized over time(2)	124.0	—	—	7.0	131.0
Total	$1,333.6	$308.6	$117.8	$304.3	$2,064.3

	For the Six Month Period Ended June 30, 2019
	Industrial Technologies and Services	Precision and Science Technologies	High Pressure Solutions	Specialty Vehicle Technologies	Total
Primary Geographic Markets
United States	$245.6	$76.9	$220.7	$—	$543.2
Other Americas	65.0	2.2	22.9	—	90.1
Total Americas	310.6	79.1	243.6	—	633.3
EMEAI	369.9	56.0	7.7	—	433.6
Asia Pacific	152.2	26.2	4.1	—	182.5
Total	$832.7	$161.3	$255.4	$—	$1,249.4

Product Categories
Original equipment	$563.5	$156.5	$49.3	$—	$769.3
Aftermarket	269.2	4.8	206.1	—	480.1
Total	$832.7	$161.3	$255.4	$—	$1,249.4

Pattern of Revenue Recognition
Revenue recognized at point in time(1)	$773.8	$161.3	$255.4	$—	$1,190.5
Revenue recognized over time(2)	58.9	—	—	—	58.9
Total	$832.7	$161.3	$255.4	$—	$1,249.4

(1)
Revenues from short and long duration product and service contracts recognized at a point in time when control is transferred to the customer generally when products delivery has occurred and services have been rendered.

(2)
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

As of June 30, 2020, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $378.3 million in the next twelve months and $277.8 million in periods thereafter. The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time and service contracts with an original duration greater than one year.

Contract Balances

The following table provides the contract balances as of June 30, 2020 and December 31, 2019 presented in the Condensed Consolidated Balance Sheets.

	June 30, 2020	December 31, 2019
Accounts receivable	$922.2	$459.1
Contract assets	53.2	29.0
Contract liabilities	163.4	51.7

Accounts receivable – Amounts due where the Company’s right to receive cash is unconditional. As of June 30, 2020, approximately $575.6 million of the increase in accounts receivable related to the acquisition of Ingersoll Rand Industrial. In the three month period ended June 30, 2020, the Company increased its allowance for doubtful accounts by $12.5 million in response to a filing for Chapter 11 bankruptcy protection of a customer in the High Pressure Solutions segment.

Contract assets – The Company’s rights to consideration for the satisfaction of performance obligations subject to constraints apart from timing. Contract assets are transferred to receivables when the right to collect consideration becomes unconditional. Contract assets are presented net of progress billings and related advances from customers.  As of June 30, 2020, approximately $17.5 million increase in contract assets related to the acquisition of Ingersoll Rand Industrial.

Contract liabilities – Advance payments received from customers for contracts for which revenue is not yet recognized. Contract liability balances are generally recognized in revenue within twelve months.  As of June 30, 2020, approximately $106.8 million increase in contract liabilities receivable related to the acquisition of Ingersoll Rand Industrial.

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

Note 13. Income Taxes

The following table summarizes the Company’s provision for income taxes and effective income tax provision rate for the three and six month periods ended June 30, 2020 and 2019.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2020	2019	2020	2019
(Loss) income before income taxes	$(80.7)	$53.2	$(176.4)	$112.4
Provision for income taxes	$95.8	$8.3	$37.0	$20.3
Effective income tax provision rate	(118.7%)	15.6%	(21.0%)	18.1%

The increase in the provision for income taxes and decrease in the effective income tax provision rate for the three month period ended June 30, 2020 when compared to the same three month period of 2019 is primarily due to a reduction in the pre-tax book income in jurisdictions with lower effective tax rates combined with significant earnings in jurisdictions with higher tax rates. The reduction in pre-tax book income is mainly from the COVID-19 global pandemic, transaction costs associated with the acquisition, and amortization and depreciation expenses associated with the purchase price step up adjustments.

The increase in the provision for income taxes and decrease in the effective income tax provision rate for the six month period ended June 30, 2020 when compared to the same six month period of 2019 is primarily due to a reduction in the pre-tax book income in jurisdictions with lower effective tax rates combined with significant earnings in jurisdictions with higher tax rates. The reduction in pre-tax book income is mainly from the COVID-19 global pandemic, transaction costs associated with the acquisition, and amortization and depreciation expenses associated with the purchase price step up adjustments.

Note 14. Supplemental Information

The components of “Other operating expense, net” for the three month and six month periods ended June 30, 2020 and 2019 were as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2020	2019	2020	2019
Other Operating Expense, Net
Foreign currency transaction losses, net	$5.2	$0.6	$7.8	$3.7
Restructuring charges, net (1)	30.6	0.8	72.2	2.8
Shareholder litigation settlement recoveries (2)	—	—	—	(6.0)
Acquisition related expenses and non-cash charges (3)	13.0	17.1	68.0	18.7
Other, net	1.1	(0.3)	2.6	0.8
Total other operating expense, net	$49.9	$18.2	$150.6	$20.0

(1)	See Note 3 “Restructuring.”

(2)	Represents an insurance recovery of the Company’s shareholder litigation settlement in 2014.

(3)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs), and non-cash charges and credits arising from fair value purchase accounting adjustments.

Note 15. Contingencies

The Company is a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature for a company of its size and sector. The Company believes that such proceedings, lawsuits and administrative actions will not materially adversely affect its operations, financial condition, liquidity or competitive position. For further description of the Company’s contingencies, reference is made to Note 20, “Contingencies” in the notes to consolidated financial statements in the Company’s 2019 Form 10-K.

The Company is still assessing any possible exposure to various legal proceedings, lawsuits and administrative actions, including future asbestos and silica-related lawsuits and environmental matters, assumed in the acquisition of Ingersoll Rand Industrial.
Asbestos and Silica Related Litigation

The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity. “Accrued liabilities” and “Other liabilities” of the Condensed Consolidated Balance Sheets include a total litigation reserve of $115.2 million and $118.1 million as of June 30, 2020 and December 31, 2019, respectively, with regards to potential liability arising from the Company’s asbestos-related litigation. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity.

The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $122.4 million as of June 30, 2020 and December 31, 2019, respectively, which was included in “Other assets” in the Condensed Consolidated Balance Sheets. The amounts recorded by the Company for asbestos-related liabilities and insurance recoveries are based on currently available information and assumptions that the Company believes are reasonable based on an evaluation of relevant factors. The actual liabilities or insurance recoveries could be higher or lower than those recorded if actual results vary significantly from the assumptions.

Environmental Matters

The Company has been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under U.S. federal “Superfund” or similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. The Company has undiscounted accrued liabilities of $9.2 million and $6.6 million as of June 30, 2020 and December 31, 2019, respectively, on its Condensed Consolidated Balance Sheets to the extent costs are known or can be reasonably estimated for its remaining financial obligations in relation to environmental matters and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.

Note 16. Segment Results

Effective immediately upon the closing of the Ingersoll Rand Industrial acquisition, the Company operated with four reportable segments.  As a result of these changes, information that the Company’s chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed.  Therefore, for periods subsequent to February 29, 2020, the Company reports its financial performance based on its new segments.  The Company recasted certain prior period amounts to conform to the revised segment reporting structure.  A description of the Company’s four reportable segments, including the specific products manufactured and sold is presented below.

In the Industrial Technologies and Services segment, the Company designs, manufactures, markets and services a broad range of compression and vacuum equipment as well as fluid transfer equipment, loading systems, power tools and lifting equipment. The Company’s compression and vacuum products are used worldwide in industrial manufacturing, transportation, chemical processing, food and beverage production, energy, environmental and other applications.  In addition to equipment sales, the Company offers a broad portfolio of service options tailored to customer needs and complete range of aftermarket parts, air treatment equipment, controls and other accessories.  The Company’s engineered loading systems and fluid transfer equipment ensure the safe handling and transfer of crude oil, liquefied natural gas, compressed natural gas, chemicals, and bulk materials. The Company’s power tools and lifting equipment are used by customers in industrial manufacturing, vehicle maintenance, energy and other markets for precision fastening, bolt removal, grinding, sanding, drilling, demolition and the safe and efficient lifting, positioning and movement of loads.  The Company sells its products primarily through independent distributors worldwide and also sells directly to the customer.

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

In the High Pressure Solutions segment, the Company designs, manufactures, markets and services a diverse range of positive displacement pumps, integrated systems and associated aftermarket parts, consumables and services.  The Company’s positive displacement pump offering includes mission-critical oil and gas drilling pumps, frac pumps and well servicing pumps, in addition to sales of associated consumables used in the operation of our pumps and aftermarket parts, consumables and services.  The products we sell into upstream energy applications are highly aftermarket-intensive and so we support these products in the field with one of the industry’s most comprehensive service networks.  The Company’s customers provide drilling, completions and well services to oil and gas operators, particularly in the major basins and plays in the North American land market.  The Company is one of the leading suppliers in these upstream energy applications and has long-standing customer relationships.

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

The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to (Loss) Income Before Income Taxes for the three month periods ended June 30, 2020 and 2019.
	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2020	2019 (1)	2020	2019 (1)
Revenue
Industrial Technologies and Services	$829.6	$427.6	$1,333.6	$832.7
Precision and Science Technologies	195.8	82.0	308.6	161.3
High Pressure Solutions	21.5	119.5	117.8	255.4
Specialty Vehicle Technologies	217.5	—	304.3	—
Total Revenue	$1,264.4	$629.1	$2,064.3	$1,249.4
Segment Adjusted EBITDA
Industrial Technologies and Services	$183.8	$96.7	$278.6	$182.2
Precision and Science Technologies	59.3	24.6	92.2	47.8
High Pressure Solutions	(15.2)	32.1	8.3	73.9
Specialty Vehicle Technologies	41.0	—	55.1	—
Total Segment Adjusted EBITDA	$268.9	$153.4	$434.2	$303.9
Less items to reconcile Segment Adjusted EBITDA to (Loss)
Income Before Income Taxes:
Corporate expenses not allocated to segments	$27.7	$7.1	$45.2	$18.6
Interest expense	30.8	22.4	57.9	44.8
Depreciation and amortization expense (a)	143.0	44.4	214.1	89.9
Restructuring and related business transformation costs (b)	32.2	2.0	74.4	6.1
Acquisition related expenses and non-cash charges (c)	95.9	17.1	192.1	18.7
Stock-based compensation (d)	12.7	6.2	15.7	14.8
Foreign currency transaction losses, net	5.2	0.6	7.8	3.7
Loss on extinguishment of debt (e)	—	0.2	2.0	0.2
Shareholder litigation settlement recoveries (f)	—	—	—	(6.0)
Other adjustments (g)	2.1	0.2	1.4	0.7
(Loss) Income Before Income Taxes	$(80.7)	$53.2	$(176.4)	$112.4

(1)
For the three month period ended March 31, 2020, as a result of the acquisition of Ingersoll Rand Industrial, the Company changed its measurement methodology of Segment Adjusted EBITDA.  Segment Adjusted EBITDA and the reconciliation to (Loss) Income Before Income Taxes was revised to conform to the methodology used for the three month period ended March 31, 2020.

a)	Depreciation and amortization expense excludes $1.5 million and $2.7 million of depreciation of rental equipment for the three and six month periods ended June 30, 2020.

b)	Restructuring and related business transformation costs consist of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2020	2019	2020	2019
Restructuring charges	$30.6	$0.8	$72.2	$2.8
Facility reorganization, relocation and other costs	0.1	0.5	0.5	1.1
Other, net	1.5	0.7	1.7	2.2
Total restructuring and related business transformation costs	$32.2	$2.0	$74.4	$6.1

c)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs) and non-cash charges and credits arising from fair value purchase accounting adjustments.

d)
Represents stock-based compensation expense recognized for the three month and six month periods ended June 30, 2020 of $12.7 million and $16.2 million, respectively, decreased by $0.5 million for the six month period ended June 30, 2020 due to costs associated with employer taxes.

Represents stock-based compensation expense recognized for the three month and six month periods ended June 30, 2019 of $6.0 million and $13.6 million, respectively, increased by $0.2 million and $1.2 million for the three month and six month periods ended June 30, 2019, respectively, due to costs associated with employer taxes.

e)	Represents losses on extinguishment of a portion of the U.S. term loan and the amendment of the revolving credit facility.

f)	Represents an insurance recovery of the Company’ shareholder litigation settlement in 2014.

g)
Includes (i) effects of amortization of prior service costs and amortization of losses in pension and other postemployment (“OPEB”) expense, (ii) certain legal and compliance costs and (iii) other miscellaneous adjustments.

Note 17. Related Party Transactions

Affiliates of KKR participated as a lender in the Company’s Senior Secured Credit Facilities. As of June 30, 2020, KKR held a position in the Euro Term Loan of €44.9 million and a position in the Dollar Term Loan B of $39.9 million.

The Company incurred and paid underwriting fees of $0.8 million and $7.5 million in the three and six month periods ended June 30, 2020, respectively, to KKR Capital Markets LLC, an affiliate of KKR, for services rendered in connection with the term loan transactions discussed in Note 8.

Note 18. (Loss) Earnings Per Share

The computations of basic and diluted earnings per share are as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2020	2019	2020	2019
Net (loss) income attributable to Ingersoll Rand Inc.	$(177.6)	$44.9	$(214.4)	$92.1
Average shares outstanding
Basic	417.0	203.4	347.2	202.5
Diluted	417.0	208.9	347.2	208.4
Earnings per share
Basic	$(0.43)	$0.22	$(0.62)	$0.45
Diluted	$(0.43)	$0.21	$(0.62)	$0.44

The DSUs described in Note 16, “Stock-Based Compensation Plans” to the consolidated financial statements in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019 were considered outstanding shares for the purpose of computing basic earnings per share because they were issued solely upon the passage of time.

For the three month periods ended June 30, 2020 and 2019, there were 3.8 million and 1.8 million anti-dilutive shares that were not included in the computation of diluted earnings per share.  For the six month periods ended June 30, 2020 and 2019, there were 3.9 million and 1.8 million anti-dilutive shares that were not included in the computation of diluted earnings per share.

Note 19. Subsequent Events

As discussed further in Note 1 “Basis of Presentation and Related Accounting Pronouncements”, the Company initiated a tender offer on June 22, 2020 to purchase shares of its subsidiary, IR India Limited, from noncontrolling shareholders pursuant to regulatory requirements of the Securities Exchange Board of India. The tender period ended on July 3, 2020. Approximately 6% of outstanding shares were tendered for an aggregate offer price of $14.9 million. Settlement of accepted tender offers occurred on July 17, 2020. As a result, the Company’s ownership interest in IR India Limited increased from approximately 74% as of June 30, 2020 to approximately 80%. The Company is required by SEBI regulations to take necessary steps to decrease the non-public shareholding of IR India Limited below 75% within twelve months of the date the non-public shareholding exceeded 75%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.  Actual results may differ materially from those contained in any forward-looking statements.  You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Industrial Technologies and Services

We design, manufacture, market and service a broad range of air and gas compression, vacuum and blower products, fluid transfer equipment, loading systems, power tools and lifting equipment, including associated aftermarket parts, consumables and services. We primarily sell under the Ingersoll Rand, Gardner Denver, CompAir, Elmo Rietschle, Robuschi, Nash and Emco Wheaton brands.  Our customers deploy our products across a wide array of technologies and applications for use in diverse end-markets. Compressors are used to increase the pressure of air or gas, vacuum products are used to remove air or gas in order to reduce the pressure below atmospheric levels, and blower products are used to produce a high volume of air or gas at low pressure. Almost every manufacturing and industrial facility, and many service and process industry applications, use air compression, vacuum and blower products in a variety of process-critical applications such as the operation of pneumatic tools, pumps and motion control components, air and gas separation, vacuum packaging of food products and aeration of waste water, among others. Our liquid ring vacuum pumps and compressors are used in many power generation, mining, oil and gas refining and processing, chemical processing and general industrial applications including flare gas and vapor recovery, geothermal gas removal, vacuum de-aeration, water extraction in mining and paper and chlorine compression in petrochemical operations. Our engineered loading systems and fluid transfer equipment ensure the safe handling and transfer of crude oil, liquefied natural gas, compressed natural gas, chemicals, and bulk materials. Our power tools and lifting equipment portfolio includes electric and cordless fastening systems, pneumatic bolting tools, drilling and material removal tools, hoists, winches and ergonomic handling devices.  Typical applications for these products include the precision fastening of bolted joints in the production, assembly and servicing of industrial machinery, on-highway and off-highway vehicles, aircraft, electronics and other equipment.

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

We complement these products with a broad portfolio of service options tailored to customer needs and a complete range of aftermarket parts, air treatment equipment, controls and other accessories delivered through our global network of manufacturing and service locations and distributor partners.  The breadth and depth of our product offering creates incremental business opportunities by allowing us to cross-sell our full product portfolio and uniquely address customers’ needs in one complete solution.

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

The Company’s customers provide drilling, completions and well services to oil and gas operators, particularly in the major basins and plays in the North American land market.  The Company is one of the leading suppliers in these upstream energy applications and has long-standing customer relationships.

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

Provision for Income Taxes

The provision for income taxes includes U.S. federal, state and local income taxes and all non-U.S. income taxes. We are subject to income tax in approximately 48 jurisdictions outside of the United States.  Because we conduct operations on a global basis, our effective tax rate depends, and will continue to depend, on the geographic distribution of our pre-tax earnings among several different taxing jurisdictions. Our effective tax rate can also vary based on changes in the tax rates of the different jurisdictions, the availability of tax credits and non-deductible items.

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

Foreign Currency Fluctuations

A significant portion of our revenues, approximately 48% for the six month period ended June 30, 2020, was denominated in currencies other than the U.S. dollar.  Because much of our manufacturing facilities and labor force costs are outside of the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.

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

•
Industrial Technologies and Services segment – Ingersoll Rand Industrial’s Compression Technologies and Services (“CTS”) and Power Tools and Lift (“PTL”) businesses joined the legacy Gardner Denver Industrial segment (excluding the Specialty Pump businesses) and the midstream and downstream portions of the Gardner Denver Energy segment to form the new “Industrial Technologies and Services” segment.

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

Ingersoll Rand Industrial is included in our results of operations beginning on the acquisition date (close of business February 29, 2020). Comparability between the three and six month periods ended June 30, 2020 and 2019 will be affected by three months and four months of activity from Ingersoll Rand Industrial, respectively.  Subsequent to the date of acquisition, in the six month period ended June 30, 2020, the Ingersoll Rand Industrial acquisition contributed $659.2 million, $156.4 million, and $304.2 million of revenue to the Industrial Technologies and Services, Precision and Science Technologies and Specialty Vehicle Technologies segments, respectively.

See Note 2 “Business Combinations” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further discussion of the acquisition of Ingersoll Rand Industrial.

Impact of Coronavirus (COVID-19)

We continue to assess and actively manage the impact of the COVID-19 pandemic on our global operations and also the operations of our suppliers and customers.  Overall demand for our products has decreased as a result of the pandemic, which impacted our operating results for the three and six month periods ended June 30, 2020.  We are adhering to all state and country mandates and guidelines wherever we operate. Currently all our major manufacturing locations in the United States, United Kingdom, Germany, Italy, Brazil and China are operational. In some countries, such as India and South Africa, our facilities have opened up throughout the three month period ended June 30, 2020, in accordance with country mandates and guidelines. We are taking certain actions to reduce costs and preserve cash given the rapidly changing environment. The length of time the pandemic will impact our operations, and the operations of our customers and suppliers remains uncertain.  See “The COVID-19 pandemic has adversely affected our business and results of operations, and could have a material and adverse effect on our business, results of operations and financial condition in the future” in Part II Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.

Conditions in oil and gas markets

During the six month period ended June 30, 2020, oil prices dropped significantly due to declines in demand resulting from the COVID-19 pandemic and risks of significant production increases from Saudi Arabia and Russia. We sell into upstream energy markets, primarily in our High Pressure Solutions segment, that are influenced heavily by oil and natural gas prices and the expectation of the future prices of those commodities. As a result of decreases in oil prices, we experienced a reduction in demand and consequently pricing within our High Pressure Solutions segment.

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

Through June 30, 2020, $72.2 million was charged to expense through “Other operating expense, net” in the Condensed Consolidated Statements of Operations ($57.6 million for Industrial Technologies and Services, $4.9 million for Precision and Science Technologies, $4.1 million for High Pressure Solutions, $0.7 million for Specialty Vehicle Technologies and $4.9 million for Corporate).

Outlook

Industrial Technologies and Services Segment

The mission-critical nature of our products across manufacturing processes drives a demand environment and outlook that are correlated with global and regional industrial production, capacity utilization and long-term GDP growth. Due to the uncertainty of current economic conditions associated with COVID-19, and its impact on end markets, our near-term visibility is limited.  In the second quarter of 2020, we had $787.9 million of orders in our Industrial Technologies and Services segment, an increase of 85.7% over the second quarter of 2019. Approximately $475.0 million of these orders relate to the acquisition of Ingersoll Rand Industrial.

Precision and Science Technologies Segment

During the COVID-19 pandemic, the Precision and Science Technologies segment has seen increased demand for our vacuum pump and compressor solutions used in respirator and ventilator applications.  Demand of other products and services have been curtailed as a result of the COVID-19 pandemic and near-term visibility is limited.  In the second quarter of 2020, we had $201.3 million of orders in our Precision and Science Technologies segment, an increase of 137.7% over 2019.  Approximately $113.4 million of these orders relate to the acquisition of Ingersoll Rand Industrial.

High Pressure Solutions Segment

The demand and outlook for the majority of our High Pressure Solutions products and services are influenced heavily by the supply and demand dynamics related to oil and natural gas products, and have been influenced by oil and natural gas prices, the level and intensity of hydraulic fracturing activity, global land rig count, the number of drilled but uncompleted wells and other economic factors. The COVID-19 pandemic and related economic repercussions have negatively impacted the global demand for oil and natural gas. These conditions were compounded by the risks of significant production increases from Saudi Arabia and Russia in the first half of 2020, resulting in downward pressure on commodity prices.  While the ultimate duration of these conditions is unknown, we expect reduced demand for our products to persist through 2020.  In the second quarter of 2020, we had $12.8 million of orders in our High Pressure Solutions segment, a decrease of 86.9% over the second quarter of 2019.

Specialty Vehicle Technologies Segment

During 2020, the Specialty Vehicle Technologies segment is seeing consistent demand in golf end markets along with record demand for consumer vehicle and aftermarket parts offerings.  This has helped to offset demand pressure in the commercial end markets as the COVID-19 pandemic continues to impact the hospitality and resort industries.  In the second quarter of 2020, we had $208.2 million of orders in our Specialty Vehicle Technologies segment and are entering the second half with a solid backlog position.

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

The following table presents selected Consolidated Results of Operations of our business for the three and six month periods ended June 30, 2020 and 2019.

	For the Three Month		For the Six Month
	Period Ended		Period Ended
	June 30,		June 30,
	2020	2019	2020	2019
Condensed Consolidated Statement of Operations:
Revenues	$1,264.4	$629.1	$2,064.3	$1,249.4
Cost of sales	904.4	394.7	1,459.8	784.5
Gross profit	360.0	234.4	604.5	464.9
Selling and administrative expenses	247.7	110.7	403.1	227.7
Amortization of intangible assets	114.6	30.9	169.8	62.3
Other operating expense, net	49.9	18.2	150.6	20.0
Operating (loss) income	(52.2)	74.6	(119.0)	154.9
Interest expense	30.8	22.4	57.9	44.8
Loss on extinguishment of debt	-	0.2	2.0	0.2
Other income, net	(2.3)	(1.2)	(2.5)	(2.5)
Income before income taxes	(80.7)	53.2	(176.4)	112.4
Provision for income taxes	95.8	8.3	37.0	20.3
Net (loss) income	(176.5)	44.9	(213.4)	92.1
Less: Net income attributable to noncontrolling interests	1.1	-	1.0	-
Net (Loss) Income Attributable to Ingersoll Rand Inc.	$(177.6)	$44.9	$(214.4)	$92.1

Percentage of Revenues:
Gross profit	28.5%	37.3%	29.3%	37.2%
Selling and administrative expenses	19.6%	17.6%	19.5%	18.2%
Operating (loss) income	(4.1%)	11.9%	(5.8%)	12.4%
Net (loss) income	(14.0%)	7.1%	(10.3%)	7.4%
Adjusted EBITDA	19.1%	23.3%	18.8%	22.8%

Other Financial Data:
Adjusted EBITDA (1)	$241.2	$146.3	$389.0	$285.3
Adjusted Net Income (1)	129.9	88.5	205.0	166.7
Cash flows - operating activities	247.4	61.4	315.8	130.1
Cash flows - investing activities	(15.8)	(10.0)	17.3	(24.5)
Cash flows - financing activities	378.8	1.2	336.9	(16.1)
Free Cash Flow (1)	230.3	50.8	290.4	105.4

(1)	See the “Non-GAAP Financial Measures” section for a reconciliation to comparable GAAP measure.

Revenues

Revenues for the three month period ended June 30, 2020 were $1,264.4 million, an increase of $635.3 million, or 101.0%, compared to $629.1 million for the same three month period in 2019.  The increase in revenues was primarily due to acquisitions, including Ingersoll Rand Industrial of $828.0 million, partially offset by lower volumes due to the effects of COVID-19 in our Industrial Technologies and Services segment of $89.8 million and our High Pressure Solutions segment of $96.6 million.  The percentage of consolidated revenues derived from aftermarket parts and services was 33.9% in the three month period ended June 30, 2020 compared to 37.4% in the same three month period in 2019.

Revenues for the six month period ended June 30, 2020 were $2,064.3 million, an increase of $814.9 million, or 65.2%, compared to $1,249.4 million for the same six month period in 2019.  The increase in revenues was primarily due to acquisitions, including Ingersoll Rand Industrial of $1,122.9 million partially offset by lower volumes due to the effects of COVID-19 in our Industrial Technologies and Services segment of $152.6 million and in our High Pressure Solutions segment of $126.1 million, as well as unfavorable impact of foreign currencies of $20.6 million.  The percentage of consolidated revenues derived from aftermarket parts and services was 35.9% in the six month period ended June 30, 2020 compared to 38.4% in the same six month period in 2019.

Gross Profit

Gross profit for the three month period ended June 30, 2020 was $360.0 million, an increase of $125.6 million, or 53.6%, compared to $234.4 million for the same three month period in 2019, and as a percentage of revenues was 28.5% for the three month period ended June 30, 2020 and 37.3% for the same three month period in 2019.  The increase in gross profit is primarily due to acquisitions, including Ingersoll Rand Industrial, partially offset by the runoff of the fair valuation adjustments related to purchase price allocation from inventory into cost of sales, lower volumes due to the effects of COVID-19 in our Industrial Technologies and Services segment and our High Pressure Solutions segment, and unfavorable product mixes. The decrease in gross profit as a percentage of revenues is primarily due to the runoff of the fair valuation adjustments related to purchase price allocation from inventory into cost of sales and unfavorable product mixes.

Gross profit for the six month period ended June 30, 2020 was $604.5 million, an increase of $139.6 million, or 30.0%, compared to $464.9 million for the same six month period in 2019, and as a percentage of revenues was 29.3% for the six month period ended June 30, 2020 and 37.2% for the same six month period in 2019.  The increase in gross profit is primarily due to acquisitions, including Ingersoll Rand Industrial, partially offset by the runoff of the fair valuation adjustments related to purchase price allocation from inventory into cost of sales, lower volumes due to the effects of COVID-19 in our Industrial Technologies and Services segment and our High pressure segment, and unfavorable product mixes. The decrease in gross profit as a percentage of revenues is primarily due to the runoff of the fair valuation adjustments related to purchase price allocation from inventory into cost of sales and unfavorable product mixes.

Selling and Administrative Expenses

Selling and administrative expenses were $247.7 million for the three month period ended June 30, 2020, an increase of $137.0 million, or 123.8%, compared to $110.7 million for the same three month period in 2019.  Selling and administrative expenses as a percentage of revenues increased to 19.6% for the three month period ended June 30, 2020 from 17.6% in the same three month period in 2019.  The increase in selling and administrative expenses is primarily due to acquisitions, including Ingersoll Rand Industrial, partially offset by a decrease in advertising expenses and employee related expenses including salaries and wages, within our legacy business units.

Selling and administrative expenses were $403.1 million for the six month period ended June 30, 2020, an increase of $175.4 million, or 77.0%, compared to $227.7 million for the same six month period in 2019. Selling and administrative expenses as a percentage of revenues increased to 19.5% for the six month period ended June 30, 2020 from 18.2% in the same six month period in 2019.  The increase in selling and administrative expenses is primarily due to acquisitions, including Ingersoll Rand Industrial, partially offset by a decrease in advertising expenses and employee related expenses including salaries and wages, within our legacy business units.

Amortization of Intangible Assets

Amortization of intangible assets was $114.6 million for the three month period ended June 30, 2020, an increase of $83.7 million, compared to $30.9 million in the same three month period in 2019. The increase was primarily due to the amortization of intangible assets related to the acquisition of Ingersoll Rand Industrial.

Amortization of intangible assets was $169.8 million for the six month period ended June 30, 2020, an increase of $107.5 million, compared to $62.3 million in the same six month period in 2019.  The increase was primarily due to the amortization of intangible assets related to the acquisition of Ingersoll Rand Industrial.

Other Operating Expense, Net

Other operating expense, net was $49.9 million for the three month period ended June 30, 2020, an increase of $31.7 million, compared to $18.2 million in the same three month period in 2019.  The increase was primarily due to higher restructuring charges of $29.8 million and higher foreign currency transaction losses, net of $4.6 million partially offset by lower acquisition related expenses and non-cash charges of $4.1 million.

Other operating expense, net was $150.6 million for the six month period ended June 30, 2020, an increase of $130.6 million, compared to $20.0 million in the same six month period in 2019.  The increase was primarily due to higher restructuring charges of $69.4 million, higher acquisition related expenses and non-cash charges of $49.3 million, lower shareholder litigation recoveries of $6.0 million and higher foreign currency transaction losses, net of $4.1 million.

Interest Expense

Interest expense was $30.8 million for the three month period ended June 30, 2020, an increase of $8.4 million, compared to $22.4 million in the same three month period in 2019. The increase was primarily due to the addition of a $1,900 million term loan entered into in conjunction with the acquisition of Ingersoll Rand Industrial, partially offset by a decrease in the weighted-average interest rate. The weighted average interest rate was approximately 3.4% for the three month period ended June 30, 2020 and 5.5% in the same period in 2019.

Interest expense was $57.9 million for the six month period ended June 30, 2020, an increase of $13.1 million, compared to $44.8 million in the same six month period in 2019. The increase was primarily due to the addition of a $1,900 million term loan entered into in conjunction with the acquisition of Ingersoll Rand Industrial, partially offset by a decrease in the weighted-average interest rate.  The weighted average interest rate was approximately 4.2% for the six month period ended June 30, 2020 and 5.4% in the same period in 2019.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $2.0 million for the six month period ended June 30, 2020, which was related to the refinancing of the Original Dollar Term Loan and the Original Euro Term Loan.

Other Income, Net

Other income, net was $2.3 million and $1.2 million in the three months ended June 30, 2020 and 2019, respectively. The increase was primarily due to the increase in other components of net periodic benefit cost.

Other income, net was $2.5 million in each of the six month periods ended June 30, 2020 and 2019.

Provision for Income Taxes

The provision for income taxes was $95.8 million resulting in a (118.7%) effective income tax provision rate for the three month period ended June 30, 2020, compared to a provision for income taxes of $8.3 million resulting in a 15.6% effective income tax provision rate in the same three month period in 2019.  The increase in the tax provision for the three month period ended June 30, 2020 is primarily due to a reduction in the pre-tax book income in jurisdictions with lower effective tax rates combined with significant earnings in jurisdictions with higher tax rates. The reduction in pre-tax book income is mainly from the COVID-19 global pandemic, the transaction costs associated with the acquisition of Ingersoll Rand Industrial, and additional amortization and depreciation expense associated with the purchase price step up adjustments.

The provision for income taxes was $37.0 million resulting in a (21.0%) effective income tax provision rate for the six month period ended June 30, 2020, compared to a provision for income taxes of $20.3 million resulting in a 18.1% effective income tax provision rate in the same six month period in 2019.  The increase in the tax provision for the six month period ended June 30, 2020 is primarily due is primarily due to a reduction in the pre-tax book income in jurisdictions with lower effective tax rates combined with significant earnings in jurisdictions with higher tax rates. The reduction in pre-tax book income is mainly from the COVID-19 global pandemic, the transaction costs associated with the acquisition of Ingersoll Rand Industrial, and additional amortization and depreciation expense associated with the purchase price step up adjustments.

Net (Loss) Income

Net loss was $176.5 million for the three month period ended June 30, 2020 compared to net income of $44.9 million in the same three month period in 2019. The decrease in net income was primarily due to higher selling and administrative expenses, increased other operating expenses, net, higher amortization and a higher provision for income taxes, partially offset by higher gross profit on increased revenues.

Net loss was $213.4 million for the six month period ended June 30, 2020 compared to net income of $92.1 million in the same six month period in 2019. The decrease in net income was primarily due to higher selling and administrative expenses, increased other operating expenses, net, higher amortization and a higher provision for income taxes, partially offset by higher gross profit on increased revenues.

Adjusted EBITDA

Adjusted EBITDA increased $94.9 million to $241.2 million for the three month period ended June 30, 2020 compared to $146.3 million in the same three month period in 2019.  Adjusted EBITDA as a percentage of revenues decreased 420 basis points to 19.1% for the three month period ended June 30, 2020 from 23.3% for the same three month period in 2019.  The increase in Adjusted EBITDA was primarily due to acquisitions, including Ingersoll Rand Industrial of $176.2 million, partially offset by lower organic sales volume of $68.7 million.  The decrease in Adjusted EBITDA as a percentage of revenues is primarily attributable to unfavorable margin mix due to the acquisition and inclusion of Ingersoll Rand Industrial results in the three month period ended June 30, 2020.

Adjusted EBITDA increased $103.7 million to $389.0 million for the six month period ended June 30, 2020 compared to $285.3 million in the same six month period in 2019.  Adjusted EBITDA as a percentage of revenues decreased 400 basis points to 18.8% for the six month period ended June 30, 2020 from 22.8% for the same six month period in 2019.  The increase in Adjusted EBITDA was primarily due to acquisitions, including Ingersoll Rand Industrial of $226.9 million, partially offset by lower organic sales volume of $109.0 million.  The decrease in Adjusted EBITDA as a percentage of revenues is primarily attributable to unfavorable margin mix due to the acquisition and inclusion of Ingersoll Rand Industrial results in the six month period ended June 30, 2020.

Adjusted Net Income

Adjusted Net Income increased $41.4 million to $129.9 million for the three month period ended June 30, 2020 compared to $88.5 million in the same three month period in 2019.  The increase was primarily due to increased Adjusted EBITDA, partially offset by higher interest and depreciation expenses and an increased income tax provision, as adjusted.

Adjusted Net Income increased $38.3 million to $205.0 million for the six month period ended June 30, 2020 compared to $166.7 million in the same six month period in 2019.  The increase was primarily due to increased Adjusted EBITDA, partially offset by higher interest and depreciation expenses and an increased income tax provision, as adjusted.

Non-GAAP Financial Measures

Set forth below are the reconciliations of Net (Loss) Income to Adjusted EBITDA and Adjusted Net Income and Cash Flows from Operating Activities to Free Cash Flow.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2020	2019	2020	2019
Net (Loss) Income	$(176.5)	$44.9	$(213.4)	$92.1
Plus:
Interest expense	30.8	22.4	57.9	44.8
Provision for income taxes	95.8	8.3	37.0	20.3
Depreciation expense (a)	28.4	13.5	44.3	27.6
Amortization expense (b)	114.6	30.9	169.8	62.3
Restructuring and related business transformation costs (c)	32.2	2.0	74.4	6.1
Acquisition related expenses and non-cash charges (d)	95.9	17.1	192.1	18.7
Stock-based compensation (e)	12.7	6.2	15.7	14.8
Foreign currency transaction losses, net	5.2	0.6	7.8	3.7
Loss on extinguishment of debt (f)	-	0.2	2.0	0.2
Shareholder litigation settlement recoveries (g)	-	-	-	(6.0)
Other adjustments (h)	2.1	0.2	1.4	0.7
Adjusted EBITDA	$241.2	$146.3	$389.0	$285.3
Minus:
Interest expense	$30.8	$22.4	$57.9	$44.8
Income tax provision, as adjusted (i)	46.9	19.2	73.2	40.5
Depreciation expense	28.4	13.5	44.3	27.6
Amortization of non-acquisition related intangible assets	5.2	2.7	8.6	5.7
Adjusted Net Income	$129.9	$88.5	$205.0	$166.7
Free Cash Flow
Cash flows - operating activities	$247.4	$61.4	$315.8	$130.1
Minus:
Capital expenditures	17.1	10.6	25.4	24.7
Free Cash Flow	$230.3	$50.8	$290.4	$105.4

a)	Depreciation and amortization expense excludes $1.5 million and $2.7 million of depreciation of rental equipment for the three and six month periods ended June 30, 2020.

b)
Represents $109.4 million and $28.2 million of amortization of intangible assets arising from the acquisition of Ingersoll Rand Industrial and other acquisitions (customer relationships, technology and trademarks) and $5.2 million and $2.7 million of amortization of non-acquisition related intangible assets, in each case for the three month periods ended June 30, 2020 and 2019, respectively.

Represents $161.2 million and $56.6 million of amortization of intangible assets arising from the acquisition of Ingersoll Rand Industrial and other acquisitions (customer relationships, technology and trademarks) and $8.6 million and $5.7 million of amortization of non-acquisition related intangible assets, in each case for the six month periods ended June 30, 2020 and 2019, respectively.

c)          Restructuring and related business transformation costs consisted of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2020	2019	2020	2019
Restructuring charges	$30.6	0.8	$72.2	2.8
Facility reorganization, relocation and other costs	0.1	0.5	0.5	1.1
Other, net	1.5	0.7	1.7	2.2
Total restructuring and related business transformation costs	$32.2	$2.0	$74.4	$6.1

d)
Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs), and non-cash charges and credits arising from fair value purchase accounting adjustments.

e)
Represents stock-based compensation expense recognized for the three month and six month periods ended June 30, 2020 of $12.7 million and $16.2 million, respectively, decreased by $0.5 million for the six month period ended June 30, 2020 due to costs associated with employer taxes.

Represents stock-based compensation expense recognized for the three month and six month periods ended June 30, 2019 of $6.0 million and $13.6 million, respectively, increased by $0.2 million and $1.2 million for the three month and six month periods ended June 30, 2019, respectively, due to costs associated with employer taxes.

f)	Represents losses on extinguishment of a portion of the U.S. term loan and the amendment of the revolving credit facility.

g)	Represents an insurance recovery of the Company’ shareholder litigation settlement in 2014.

h)
Includes (i) effects of the amortization of prior service costs and amortization of losses in pension and other postemployment (‘‘OPEB’’) expense, (ii) certain legal and compliance costs and (iii) other miscellaneous adjustments.

i)
Represents our income tax provision adjusted for the tax effect of pre-tax items excluded from Adjusted Net Income and the removal of the applicable discrete tax items. The tax effect of pre-tax items excluded from Adjusted Income is computed using the statutory tax rate related to the jurisdiction that was impacted by the adjustment after taking into account the impact of permanent differences and valuation allowances. Discrete tax items include changes in tax laws or rates, changes in uncertain tax positions relating to prior years and changes in valuation allowances. The adjusted amounts are then used to calculate an adjusted provision for the quarter

The income tax provision, as adjusted for each of the periods presented below consisted of the following.

	For the Three Month		For the Six Month
	Period Ended		Period Ended
	June 30,		June 30,
	2020	2019	2020	2019
Provision for income taxes	$95.8	$8.3	$37.0	$20.3
Tax impact of pre-tax income adjustments	(48.4)	10.8	40.8	20.5
Discrete tax items	(0.5)	0.1	(4.6)	(0.3)
Income tax provision, as adjusted	$46.9	$19.2	$73.2	$40.5

Segment Results

Effective February 29, 2020, as a result of the acquisition of Ingersoll Rand Industrial, we reorganized our segments.  We now classify our business into four segments: Industrial Technologies and Services, Precision and Science Technologies, High Pressure Solutions and Specialty Vehicle Technologies. Our Corporate operations are not discussed separately as any results that had a significant impact on operating results are included in the “Results of Operations” discussion above.  We recasted certain prior period amounts to conform to the way we are internally managed and how we monitor segment performance during the current fiscal year.

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

Segment Results for the Three and Six Month Periods Ended June 30, 2020 and 2019

The following tables display Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments.

Industrial Technologies and Services Segment Results

	For the Three Month Period Ended June 30,		Percent Change
	2020	2019	2020 vs. 2019
Segment Revenues	$829.6	$427.6	94.0%
Segment Adjusted EBITDA	$183.8	$96.7	90.1%
Segment Margin	22.2%	22.6%	(40) bps

Segment Revenues for the three month period ended June 30, 2020 were $829.6 million, an increase of $402.0 million, or 94.0%, compared to $427.6 million in the same three month period in 2019. The increase in Segment Revenues was due to acquisitions, including Ingersoll Rand Industrial of $496.7 million or 116.2%, and higher pricing of $4.7 million or 1.1%, partially offset by lower organic volumes of $89.8 million or 21.0%, and unfavorable impact of foreign currencies of $9.7 million or 2.3%. The percentage of Segment Revenues derived from aftermarket parts and service was 39.5% in the three month period ended June 30, 2020 compared to 32.2% in the same three month period in 2019.

Segment Adjusted EBITDA for the three month period ended June 30, 2020 was $183.8 million, an increase of $87.1 million, or 90.1%, from $96.7 million in the same three month period in 2019.  Segment Adjusted EBITDA Margin decreased 40 basis points to 22.2% from 22.6% in 2019.  The increase in Segment Adjusted EBITDA was primarily due to acquisitions, including Ingersoll Rand Industrial of $115.4 million or 119.3% and lower selling and administrative costs of $16.0 million or 16.5%, partially offset by lower organic sales volume of $36.2 million or 37.4% and unfavorable product mix of $11.7 million or 12.1%. The decrease in Adjusted EBITDA as a percentage of revenues is primarily attributable to unfavorable margin mix due to the acquisition and inclusion of Ingersoll Rand Industrial results in the three month period ended June 30, 2020.

	For the Six Month Period Ended June 30,		Percent Change
	2020	2019	2020 vs. 2019
Segment Revenues	$1,333.6	$832.7	60.2%
Segment Adjusted EBITDA	$278.6	$182.2	52.9%
Segment Margin	20.9%	21.9%	(100) bps

Segment Revenues for the six month period ended June 30, 2020 were $1,333.6 million, an increase of $500.9 million, or 60.2%, compared to $832.7 million in the same six month period in 2019.  The increase in Segment Revenues was primarily due acquisitions, including of Ingersoll Rand Industrial of $660.8 million or 79.4%, and higher pricing of $10.3 million or 1.2%, partially offset by lower organic volume of $152.6 million or 18.3%, and unfavorable impact of foreign currencies of $17.7 million or 2.1%. The percentage of Segment Revenues derived from aftermarket parts and service was 39.6% in the six month period ended June 30, 2020 compared to 32.3% in the same six month period in 2019.

Segment Adjusted EBITDA for the six month period ended June 30, 2020 was $278.6 million, an increase of $96.4 million, or 52.9%, from $182.2 million in the same six month period in 2019.  Segment Adjusted EBITDA Margin decreased 100 basis points to 20.9% from 21.9% in 2019.  The increase in Segment Adjusted EBITDA was primarily due to acquisitions, including Ingersoll Rand Industrial of $142.3 million or 78.1%, higher pricing of $10.3 million or 5.7% and lower selling and administrative costs of $20.5 million or 11.3%, partially offset by lower organic sales volumes of $61.5 million or 33.8% and unfavorable margin mix of $12.9 million or 7.1%. The decrease in Adjusted EBITDA as a percentage of revenues is primarily attributable to unfavorable product mix due to the acquisition and inclusion of Ingersoll Rand Industrial results in the six month period ended June 30, 2020.

Precision and Science Technologies Segment Results

	For the Three Month Period Ended June 30,		Percent Change
	2020	2019	2020 vs. 2019
Segment Revenues	$195.8	$82.0	138.8%
Segment Adjusted EBITDA	$59.3	$24.6	141.1%
Segment Margin	30.3%	30.0%	30 bps

Segment Revenues for the three month period ended June 30, 2020 were $195.8 million, an increase of $113.8 million, or 138.8%, compared to $82.0 million in the same three month period in 2019.  The increase in Segment Revenues was primarily due to acquisitions, including Ingersoll Rand Industrial of $113.7 million or 138.7%. The percentage of Segment Revenues derived from aftermarket parts and service was 13.6% in the three month period ended June 30, 2020 compared to 2.6% in the same three month period in 2019.

Segment Adjusted EBITDA for the three month period ended June 30, 2020 was $59.3 million, an increase of $34.7 million, or 141.1%, from $24.6 million in the same three month period in 2019.  Segment Adjusted EBITDA Margin increased 30 basis points to 30.3% from 30.0% in 2019.  The increase in Segment Adjusted EBITDA was primarily due to acquisitions, including Ingersoll Rand Industrial of $32.4 million or 131.7% and higher pricing of $2.2 million or 8.9%.

	For the Six Month Period Ended June 30,		Percent Change
	2020	2019	2020 vs. 2019
Segment Revenues	$308.6	$161.3	91.3%
Segment Adjusted EBITDA	$92.2	$47.8	92.9%
Segment Margin	29.9%	29.6%	30 bps

Segment Revenues for the six month period ended June 30, 2020 were $308.6 million, an increase of $147.3 million, or 91.3%, compared to $161.3 million in the same six month period in 2019. The increase in Segment Revenues was primarily due to acquisitions, including of Ingersoll Rand Industrial of $157.8 million or 97.8%, partially offset by lower organic volume of $11.2 million or 6.9%. The percentage of Segment Revenues derived from aftermarket parts and service was 13.1% in the six month period ended June 30, 2020 compared to 3.0% in the same six month period in 2019.

Segment Adjusted EBITDA for the six month period ended June 30, 2020 was $92.2 million, an increase of $44.4 million, or 92.9%, from $47.8 million in the same six month period in 2019.  Segment Adjusted EBITDA Margin increased 30 basis points to 29.9% from 29.6% in 2019.  The increase in Segment Adjusted EBITDA was primarily due to acquisitions, including Ingersoll Rand Industrial of $45.0 million or 94.1%, and higher pricing of $2.9 million or 6.1%, partially offset by lower organic sales volume of $4.6 million or 9.6%.

High Pressure Solutions Segment Results

	For the Three Month Period Ended June 30,		Percent Change
	2020	2019	2020 vs. 2019
Segment Revenues	$21.5	$119.5	(82.0%)
Segment Adjusted EBITDA	$(15.2)	$32.1	(147.4%)
Segment Margin	(70.7%)	26.9%	(9,760) bps

Segment Revenues for the three month period ended June 30, 2020 were $21.5 million, a decrease of $98.0 million, or 82.0%, compared to $119.5 million in the same three month period in 2019.  The decrease in Segment Revenues was primarily due to lower volumes of $96.6 million or 80.8% and lower pricing of $1.4 million or 1.2%, as a result of the current downturn in the upstream energy market. The percentage of Segment Revenues derived from aftermarket parts and service was 83.7% in the three month period ended June 30, 2020 compared to 79.6% in the same three month period in 2019.

Segment Adjusted EBITDA for the three month period ended June 30, 2020 was $(15.2) million, a decrease of $47.3 million, or 147.4%, from $32.1 million in the same three month period in 2019.

Segment Adjusted EBITDA Margin decreased 9,760 basis points to (70.7%) from 26.9% in 2019.  The decrease in Segment Adjusted EBITDA was primarily due to lower sales volume of $32.1 million or 100.0%, higher selling and administrative expenses of $11.4 million or 35.5% which was primarily due to an increase in the allowance for doubtful accounts of $12.5 million as a result of a customer filing for Chapter 11 bankruptcy protection, and lower pricing of $2.8 million or 8.7%.

	For the Six Month Period Ended June 30,		Percent Change
	2020	2019	2020 vs. 2019
Segment Revenues	$117.8	$255.4	(53.9%)
Segment Adjusted EBITDA	$8.3	$73.9	(88.8%)
Segment Margin	7.0%	28.9%	(2,190) bps

Segment Revenues for the six month period ended June 30, 2020 were $117.8 million, a decrease of $137.6 million, or 53.9%, compared to $255.4 million in the same six month period in 2019.  The decrease in Segment Revenues was primarily due to lower volumes of $126.1 million or 49.4% and lower pricing of $10.8 million or 4.2%, as a result of the current downturn in the upstream energy market. The percentage of Segment Revenues derived from aftermarket parts and service was 86.4% in the six month period ended June 30, 2020 compared to 80.7% in the same six month period in 2019.

Segment Adjusted EBITDA for the six month period ended June 30, 2020 was $8.3 million, a decrease of $65.6 million, or 88.8%, from $73.9 million in the same six month period in 2019.  Segment Adjusted EBITDA Margin decreased 2,190 basis points to 7.0% from 28.9% in 2019.  The decrease in Segment Adjusted EBITDA was primarily due to lower sales volume of $43.0 million or 58.2%, lower pricing of $10.8 million or 14.6%, and higher selling and administrative expenses of $10.1 million or 13.7% which was primarily due to an increase in the allowance for doubtful accounts of $12.5 million as a result of a customer filing for Chapter 11 bankruptcy protection.

Specialty Vehicle Technologies Segment Results

The Specialty Vehicle Technologies segment was created subsequent to the acquisition of Ingersoll Rand Industrial.  Therefore, comparative prior period information was not part of our consolidated results.

Segment Revenues for the three and six month periods ended June 30, 2020 were $217.5 million and $304.3 million, respectively. The percentage of Segment Revenues derived from aftermarket parts and service was 26.4% and 23.5% in the three and six month periods ended June 30, 2020, respectively.

Segment Adjusted EBITDA for the three and six month periods ended June 30, 2020 was $41.0 million and $55.1 million, respectively.  Adjusted EBITDA as a percentage of revenue was 18.9% and 18.1% for the three and six month periods ended June 30, 2020, respectively.

Liquidity and Capital Resources

Our investment resources include cash generated from operations and borrowings under our Revolving Credit Facility and the Receivables Financing Agreement.

As of June 30, 2020, we had $85.3 million of outstanding letters of credit written against the Revolving Credit Facility and $1,014.7 million of unused availability.  We also had $26.6 million of letters of credit outstanding against the Receivables Financing Agreement and $39.1 million of unused availability.

See the description of these line-of-credit resources in Note 8 “Debt” to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended December 31, 2019 and Note 8 ‘‘Debt’’ to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

As of June 30, 2020, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.

Liquidity

A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$1,173.6	$505.5
Short-term borrowings and current maturities of long-term debt	39.8	7.6
Long-term debt	3,816.7	1,603.8
Total debt	$3,856.5	$1,611.4

We can increase the borrowing availability under the Senior Secured Credit Facilities by up to $1,600.0 million in the form of additional commitments under the Revolving Credit Facility and/or incremental term loans plus an additional amount so long as we do not exceed a specified senior secured leverage ratio. We can incur additional secured indebtedness under the term loan facilities if certain specified conditions are met under the credit agreement governing the Senior Secured Credit Facilities. Our liquidity requirements are significant primarily due to debt service requirements. See Note 10 “Debt” to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended December 31, 2019 and Note 8 ‘‘Debt’’ to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

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

A substantial portion of our cash is in jurisdictions outside the United States. We do not assert ASC 740-30 (formerly APB 23) indefinite reinvestment of our historical non-U.S. earnings or future non-U.S. earnings. The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States. Our deferred income tax liability as of June 30, 2020 was $30.3 million which primarily consisted of withholding taxes.

Working Capital

	June 30, 2020	December 31, 2019
Net Working Capital:
Current assets	$3,326.8	$1,543.9
Less: Current liabilities	1,478.2	574.6
Net working capital	$1,848.6	$969.3

Operating Working Capital:
Accounts receivable and contract assets	$975.4	$488.1
Plus: Inventories (excluding LIFO)	1,013.4	489.5
Less: Accounts payable	683.5	322.9
Less: Contract liabilities	159.9	51.7
Operating working capital	$1,145.4	$603.0

Net working capital increased $879.3 million to $1,848.6 million as of June 30, 2020 from $969.3 million as of December 31, 2019. Operating working capital increased $542.4 million to $1,145.4 million as of June 30, 2020 from $603.0 million as of December 31, 2019.  The increase in operating working capital is primarily due to higher accounts receivable and higher inventories, partially offset by higher accounts payable and higher contract liabilities.

The increase in accounts receivable was primarily due to the acquisition of Ingersoll Rand Industrial of which $575.6 million is included in the June 30, 2020 balance, partially offset by lower sales in the second quarter of 2020 compared to the fourth quarter of 2019. The increase in contract assets was primarily due to the acquisition of Ingersoll Rand Industrial of which $17.5 million is included in the June 30, 2020 balance and due to the timing of revenue recognition and billing on our overtime contracts. The increase in inventories was primarily attributable to the acquisition of Ingersoll Rand Industrial of which $498.1 million is included in the June 30, 2020 balance. The increase in accounts payable was primarily due to the acquisition of Ingersoll Rand Industrial of which $415.3 million is included in the June 30, 2020 balance and the timing of vendor cash disbursements. The increase in contract liabilities was primarily due to the acquisition of Ingersoll Rand Industrial of which $103.2 million is included in the June 30, 2020 balance.

Cash Flows

The following table reflects the major categories of cash flows for the six month periods ended June 30, 2020 and 2019, respectively.

	For the Six Month Period Ended June 30,
	2020	2019
Cash flows - operating activities	$315.8	$130.1
Cash flows - investing activities	17.3	(24.5)
Cash flows - financing activities	336.9	(16.1)
Free cash flow(1)	290.4	105.4

(1)	See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the nearest GAAP measure.

Operating Activities

Cash provided by operating activities increased $185.7 million to $315.8 million for the six month period ended June 30, 20202 from $130.1 million in the same six month period in 2019, primarily due to a larger reduction in accounts receivable and increases in accrued liabilities and accounts payable, partially offset by lower net income (excluding non-cash charges for amortization and depreciation, stock-based compensation expense, foreign currency transaction losses, net, deferred income taxes and non-cash adjustments to carrying value of LIFO inventories).

Investing Activities

Cash provided (used in) by in investing activities included capital expenditures of $25.4 million and $24.7 million for the six month periods ended June 30, 2020 and 2019, respectively. Cash acquired in a business combination was $41.3 million in the six month period ended June 30, 2020 and cash paid in business combinations for the three month period ended June 30, 2019 was $0.5 million.

Financing Activities

Cash provided by financing activities of $336.9 million for the six month period ended June 30, 2020 primarily reflected proceeds from long term debt of $1,980.1 million offset by repayments of long term debt of $1,599.6 million and payments of debt issuance costs of $46.6 million.

Cash used in financing activities of $16.1 million for the six month period ended June 30, 2019 reflected repayments of long-term borrowings of $28.8 million, purchases of treasury stock of $17.1 million, payments of contingent consideration of $2.0 million and payments of debt issuance costs of $0.3 million, partially offset by proceeds from stock option exercises of $32.1 million.

Free Cash Flow

Free cash flow increased $185.0 million to $290.4 million in the six month period ended June 30, 2020 from $105.4 million in the same six month period in 2019 primarily due to increased cash provided by operating activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are materially likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes our future minimum payments as of June 30, 2020.

		Payments Due by Period
Contractual Obligations	Total	Remainder of 2020	2021-2022	2023-2024	Thereafter
Debt(1)	$3,894.0	$19.5	$78.1	$78.1	$3,718.3
Estimated interest payments(2)	530.0	45.9	161.0	158.2	164.9
Finance leases	17.6	0.4	1.6	2.1	13.5
Operating leases(3)	170.3	25.8	82.7	40.5	21.3
Total	$4,611.9	$91.6	$323.4	$278.9	$3,918.0

(1)
As of February 28, 2020, we entered into an additional $1,900.0 million term loan in connection with the acquisition of Ingersoll Rand Industrial and as of June 29, 2020, we entered into a $400.0 million term loan.  See Note 8 “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

(2)
Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument. The increase of estimated interest payments since our previously disclosed contractual obligations on Form 10-K for the fiscal year ended December 31, 2019 was due to the $1,900.0 million term loan  and $400.0 million term loan as discussed above.

(3)
The acquisition of Ingersoll Rand Industrial increased our operating leases significantly from our previously disclosed contractual obligations on Form 10-K for the fiscal year ended December 31, 2019.  Approximately $105.5 million of our total operating leases related to the acquisition of Ingersoll Rand Industrial as June 30, 2020

We entered into purchase obligations which consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. We are currently assessing these agreements and the enforceability of the contracts in the context of the COVID-19 pandemic. We believe that we are positioned to meet all current purchase obligations, but will continue to assess due to the rapidly changing environment.

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

Environmental Matters

Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 15 “Contingencies” to the condensed consolidated financial statements.  We believe that as of June 30, 2020, there have been no material changes to the environmental matters disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

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

As of June 30, 2020, there have been no material changes to our market risk assessment previously disclosed in the annual report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal control over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of Ingersoll Rand Industrial from its evaluation of the effectiveness of the Company’s disclosure controls and procedures. The Company acquired Ingersoll Rand Industrial on February 29, 2020. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Except as described below, there have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As mentioned above, on February 29, 2020, we completed the acquisition of Ingersoll Rand Industrial.  As part of our ongoing integration of Ingersoll Rand Industrial, we continue to incorporate our controls and procedures into the Ingersoll Rand Industrial subsidiaries and to expand our company-wide controls to reflect the risks inherent in an acquisition of this size and complexity.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 15 “Contingencies” to our Condensed Consolidated Financial Statements under Part I Item 1 “Financial Statements,” is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Except as set forth in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, as of June 30, 2020, there have been no material changes to our risk factors included in our annual report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Purchases

The following table contains detail related to the repurchase of our common stock based on the date of trade during the three month period ended June 30, 2020.

	Total Number of	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the
2020 Second Quarter Months	Shares Purchased(1)	Per Share(2)	Plans or Programs (3)	Plans or Programs (3)
April 1, 2020 - April 30, 2020	-	$-	-	$220,756,556
May 1, 2020 - May 31, 2020	17,185	$28.94	-	$220,756,556
June 1, 2020 - June 30, 2020	406	$33.18	-	$220,756,556

(1)	All of the shares purchased during the three month period ended June 30, 2020 were in connection with net exercises of stock options.

(2)	The average price paid per share includes brokerage commissions.

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

10.1
Joinder Agreement and Amendment No. 6 to Credit Agreement, dated as of June 29, 2020, among Ingersoll Rand Inc., Gardner Denver, Inc., Ingersoll-Rand Services Company, GD German Holdings II GmbH, Gardner Denver Holdings Ltd., Citibank, N.A., and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on July 1, 2020).

10.2	Transition Agreement, dated June 12, 2020, between Ingersoll Rand Inc. and Emily Weaver.

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Scheme Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2020	INGERSOLL RAND INC.

	By:	/s/ Michael J. Scheske
Name: Michael J. Scheske
Vice President and Corporate Controller (Principal Accounting Officer)