Form 10-Q
period 2020-09-30
Ingersoll Rand Inc.
filed 2020-11-03
CIK 1699150

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to___________
Commission File Number: 001-38095
____________________________
Ingersoll Rand Inc.
(Exact Name of Registrant as Specified in Its Charter)
____________________________

Delaware	46-2393770
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
800-A Beaty Street
Davidson, North Carolina 28036
(Address of Principal Executive Offices) (Zip Code)
(704) 655-4000
(Registrant’s Telephone Number, Including Area Code)
____________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had outstanding 417,655,630 shares of Common Stock, par value $0.01 per share, as of October 30, 2020.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
FORM 10-Q

Table of Content
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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and “Part II. Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2020, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:
•The COVID-19 pandemic has adversely affected our business and results of operations, and could have a material and adverse effect on our business, results of operations and financial condition in the future;
•The anticipated benefits of our acquisition of the Ingersoll Rand Industrial business may not be realized fully or at all, may take longer to realize than expected and the integration process will be complex, costly and time-consuming, which could adversely affect our business, financial results and financial condition.
•We have exposure to the risks associated with instability in the global economy and financial markets, which may negatively impact our revenues, liquidity, suppliers and customers.
•More than half of our sales and operations are in non-U.S. jurisdictions and we are subject to the economic, political, regulatory and other risks of international operations.
•Our revenues and operating results, especially in the High Pressure Solutions segment, depend on the level of activity in the energy industry, which is significantly affected by volatile oil and gas prices.
•Our results of operations are subject to exchange rate and other currency risks. A significant movement in exchange rates could adversely impact our results of operations and cash flows.
•Potential governmental regulations restricting the use, and increased public attention to and litigation regarding the impacts, of hydraulic fracturing or other processes on which it relies could reduce demand for our products.
•We face competition in the markets we serve, which could materially and adversely affect our operating results.
•Large or rapid increases in the cost of raw materials and component parts, substantial decreases in their availability or our dependence on particular suppliers of raw materials and component parts could materially and adversely affect our operating results.
•Our operating results could be adversely affected by a loss or reduction of business with key customers or consolidation or the vertical integration of our customer base.
•Credit and counterparty risks could harm our business.
•Acquisitions and integrating such acquisitions create certain risks and may affect our operating results.
•The loss of, or disruption in, our distribution network could have a negative impact on our abilities to ship products, meet customer demand and otherwise operate our business.

Table of Content
•Our ongoing and expected restructuring plans and other cost savings initiatives may not be as effective as we anticipate, and we may fail to realize the cost savings and increased efficiencies that we expect to result from these actions. Our operating results could be negatively affected by our inability to effectively implement such restructuring plans and other cost savings initiatives.
•Our success depends on our executive management and other key personnel and our ability to attract and retain top talent throughout the Company.
•If we are unable to develop new products and technologies, our competitive position may be impaired, which could materially and adversely affect our sales and market share.
•Cost overruns, delays, penalties or liquidated damages could negatively impact our results, particularly with respect to fixed-price contracts for custom engineered products.
•The risk of non-compliance with U.S. and foreign laws and regulations applicable to our international operations could have a significant impact on our results of operations, financial condition or strategic objectives.
•Changes in tax or other laws, regulations, or adverse determinations by taxing or other governmental authorities could increase our effective tax rate and cash taxes paid or otherwise affect our financial condition or operating results.
•A significant portion of our assets consists of goodwill and other intangible assets, the value of which may be reduced if we determine that those assets are impaired.
•Our business could suffer if we experience employee work stoppages, union and work council campaigns or other labor difficulties.
•We are a defendant in certain asbestos and silica-related personal injury lawsuits, which could adversely affect our financial condition.
•A natural disaster, catastrophe, pandemic or other event could adversely affect our operations.
•Information systems failure may disrupt our business and result in financial loss and liability to our customers.
•The nature of our products creates the possibility of significant product liability and warranty claims, which could harm our business.
•Environmental compliance costs and liabilities could adversely affect our financial condition.
•Third parties may infringe upon our intellectual property or may claim we have infringed their intellectual property, and we may expend significant resources enforcing or defending our rights or suffer competitive injury.
•We face risks associated with our pension and other postretirement benefit obligations.
•Our substantial indebtedness could have important adverse consequences and adversely affect our financial condition.
•We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
•Despite our level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt, including off-balance sheet financing, contractual obligations and general and commercial liabilities. This could further exacerbate the risks to our financial condition described above.
•The terms of the credit agreement governing the Senior Secured Credit Facilities may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
•Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
•When we utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable rate indebtedness, we will be exposed to risks related to counterparty credit worthiness or non-performance of these instruments.
•If the financial institutions that are part of the syndicate of our Revolving Credit Facility fail to extend credit under our facility or reduce the borrowing base under our Revolving Credit Facility, our liquidity and results of operations may be adversely affected.
•The Company may face risk associated with the discontinuation of and transition from currently used financial reference rates.

Table of Content
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

Table of Content
PART I.    FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2020	2019	2020	2019
Revenues	$1,335.2	$596.7	$3,399.5	$1,846.1
Cost of sales	853.2	375.2	2,313.0	1,159.7
Gross Profit	482.0	221.5	1,086.5	686.4
Selling and administrative expenses	245.6	95.3	648.7	323.0
Amortization of intangible assets	114.2	30.4	284.0	92.6
Impairment of intangible assets	19.9	—	19.9	—
Other operating expense, net	28.0	22.9	178.6	43.1
Operating Income (Loss)	74.3	72.9	(44.7)	227.7
Interest expense	28.8	23.2	86.7	68.0
Loss on extinguishment of debt	—	—	2.0	0.2
Other income, net	(2.6)	(0.6)	(5.1)	(3.1)
Income (Loss) Before Income Taxes	48.1	50.3	(128.3)	162.6
Provision for income taxes	18.2	9.0	55.2	29.2
Net Income (Loss)	29.9	41.3	(183.5)	133.4
Less: Net income attributable to noncontrolling interests	0.4	—	1.4	—
Net Income (Loss) Attributable to Ingersoll Rand Inc.	$29.5	$41.3	$(184.9)	$133.4

Basic income (loss) per share	$0.07	$0.20	$(0.50)	$0.66
Diluted income (loss) per share	$0.07	$0.20	$(0.50)	$0.64
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2020	2019	2020	2019
Comprehensive Income (Loss) Attributable to Ingersoll Rand Inc.
Net income (loss) attributable to Ingersoll Rand Inc.	$29.5	$41.3	$(184.9)	$133.4
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net	142.6	(48.8)	95.3	(55.3)
Unrecognized gain on cash flow hedges, net	4.2	3.3	10.9	4.7
Pension and other postretirement prior service cost and gain or (loss), net	(1.0)	1.9	2.4	3.3
Total other comprehensive income (loss), net of tax	145.8	(43.6)	108.6	(47.3)
Comprehensive income (loss) Attributable to Ingersoll Rand Inc.	$175.3	$(2.3)	$(76.3)	$86.1
Comprehensive Income (Loss) Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$0.4	$—	$1.4	$—
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net	3.8	—	(1.6)	—
Total other comprehensive income (loss), net of tax	3.8	—	(1.6)	—
Comprehensive income (loss) attributable to noncontrolling interests	4.2	—	(0.2)	—
Total Comprehensive Income (Loss)	$179.5	$(2.3)	$(76.5)	$86.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,313.3	$505.5
Accounts receivable, net of allowance for doubtful accounts of $66.5 and $18.4, respectively	934.6	459.1
Inventories	1,007.4	502.5
Other current assets	204.5	76.8
Total current assets	3,459.8	1,543.9
Property, plant and equipment, net of accumulated depreciation of $361.9 and $298.4, respectively	807.9	326.6
Goodwill	6,205.7	1,287.7
Other intangible assets, net	4,783.9	1,255.0
Deferred tax assets	9.6	3.0
Other assets	343.6	212.2
Total assets	$15,610.5	$4,628.4
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$40.1	$7.6
Accounts payable	624.7	322.9
Accrued liabilities	761.0	244.1
Total current liabilities	1,425.8	574.6
Long-term debt, less current maturities	3,837.2	1,603.8
Pensions and other postretirement benefits	275.4	99.7
Deferred income taxes	905.2	251.0
Other liabilities	337.0	229.4
Total liabilities	$6,780.6	$2,758.5
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 419,174,020 and 206,767,529 shares issued as of September 30, 2020 and December 31, 2019, respectively	4.2	2.1
Capital in excess of par value	9,277.0	2,302.0
Accumulated deficit	(327.3)	(141.4)
Accumulated other comprehensive loss	(147.4)	(256.0)
Treasury stock at cost; 1,590,299 and 1,701,785 shares as of September 30, 2020 and December 31, 2019, respectively	(34.8)	(36.8)
Total Ingersoll Rand Inc. stockholders’ equity	$8,771.7	$1,869.9
Noncontrolling interests	58.2	—
Total stockholders’ equity	$8,829.9	$1,869.9
Total liabilities and stockholders’ equity	$15,610.5	$4,628.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	For the Three Month Period Ended September 30,
	2020	2019
Number of Common Shares Issued
Balance at beginning of period	418.6	205.7
Issuance of common stock for stock-based compensation plans	0.6	0.5
Balance at end of period	419.2	206.2
Common Stock
Balance at beginning of period	$4.2	$2.1
Issuance of common stock for stock-based compensation plans	—	—
Balance at end of period	$4.2	$2.1
Capital in Excess of Par Value
Balance at beginning of period	$9,256.5	$2,287.9
Issuance of common stock for stock-based compensation plans	5.5	4.7
Issuance of treasury stock for stock-based compensation plans	(0.7)	(0.7)
Stock-based compensation	15.7	2.4
Balance at end of period	$9,277.0	$2,294.3
Accumulated Deficit
Balance at beginning of period	$(356.8)	$(208.4)
Net income attributable to Ingersoll Rand Inc.	29.5	41.3
Balance at end of period	$(327.3)	$(167.1)
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(293.2)	$(258.9)
Foreign currency translation adjustments, net	142.6	(48.8)
Unrecognized gains on cash flow hedges, net	4.2	3.3
Pension and other postretirement prior service cost and gain or loss, net	(1.0)	1.9
Balance at end of period	$(147.4)	$(302.5)
Treasury Stock
Balance at beginning of period	$(35.8)	$(37.4)
Purchases of treasury stock	(0.1)	(0.1)
Issuance of treasury stock for stock-based compensation plans	1.1	1.2
Balance at end of period	$(34.8)	$(36.3)
Total Ingersoll Rand Inc. Stockholders' Equity	$8,771.7	$1,790.5
Noncontrolling Interests
Balance at beginning of period	$66.9	$0.0
Net income attributable to noncontrolling interests	0.4	0.0
Foreign currency translation adjustments, net	3.8	—
Acquisition of noncontrolling interests (Note 19)	(12.9)	—
Balance at end of period	$58.2	$0.0
Total Stockholders’ Equity	$8,829.9	$1,790.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	For the Nine Month Period Ended September 30,
	2020	2019
Number of Common Shares Issued
Balance at beginning of period	206.8	201.1
Issuance of common stock for stock-based compensation plans	1.4	5.1
Shares issued to acquire Ingersoll Rand Industrial	211.0	—
Balance at end of period	419.2	206.2
Common Stock
Balance at beginning of period	$2.1	$2.0
Issuance of common stock for stock-based compensation plans	—	0.1
Shares issued to acquire Ingersoll Rand Industrial	2.1	—
Balance at end of period	$4.2	$2.1
Capital in Excess of Par Value
Balance at beginning of period	$2,302.0	$2,282.7
Issuance of common stock for stock-based compensation plans	11.4	29.4
Issuance of treasury stock for stock-based compensation plans	(2.2)	(25.9)
Shares issued for Ingersoll Rand Industrial acquisition	6,917.4	—
Fair value attributable to pre-merger service for replacement equity awards	8.6	—
Fair value attributable to pre-merger service for deferred compensation plan	8.9	—
Cost incurred to issue shares for Ingersoll Rand Industrial acquisition	(1.0)	—
Stock-based compensation	31.9	8.1
Balance at end of period	$9,277.0	$2,294.3
Accumulated Deficit
Balance at beginning of period	$(141.4)	$(308.7)
Net income (loss) attributable to Ingersoll Rand Inc.	(184.9)	133.4
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2018-02)	—	8.2
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2016-13)	(1.0)	—
Balance at end of period	$(327.3)	$(167.1)
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(256.0)	$(247.0)
Foreign currency translation adjustments, net	95.3	(55.3)
Unrecognized gains on cash flow hedges, net	10.9	4.7
Pension and other postretirement prior service cost and gain or loss, net	2.4	3.3
Cumulative-effect adjustment upon adoption of new accounting standard (ASU 2018-02)	—	(8.2)
Balance at end of period	$(147.4)	$(302.5)
Treasury Stock
Balance at beginning of period	$(36.8)	$(53.0)
Purchases of treasury stock	(1.4)	(17.3)
Issuance of treasury stock for stock-based compensation plans	3.4	34.0
Balance at end of period	$(34.8)	$(36.3)
Total Ingersoll Rand Inc. Stockholders' Equity	$8,771.7	$1,790.5
Noncontrolling Interests
Balance at beginning of period	$—	$—
Noncontrolling interest from acquisition of Ingersoll Rand Industrial	73.3	—
Net income attributable to noncontrolling interests	1.4	—
Foreign currency translation adjustments, net	(1.6)	—
Acquisition of noncontrolling interests (Note 19)	(14.9)	—
Balance at end of period	$58.2	$—
Total Stockholders’ Equity	$8,829.9	$1,790.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	For the Nine Month Period Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(183.5)	$133.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	284.0	92.6
Depreciation in cost of sales	64.9	33.3
Depreciation in selling and administrative expenses	10.7	7.0
Impairment of intangible assets	19.9	—
Stock-based compensation expense	29.0	13.4
Foreign currency transaction losses, net	14.0	3.1
Non-cash adjustments to carrying value of LIFO inventories	45.9	—
Other non-cash adjustments	14.5	0.1
Changes in assets and liabilities:
Receivables	108.5	47.7
Inventories	94.8	(26.2)
Accounts payable	(46.7)	9.7
Accrued liabilities	59.8	(10.9)
Other assets and liabilities, net	(13.3)	(58.9)
Net cash provided by operating activities	502.5	244.3
Cash Flows Used In Investing Activities:
Capital expenditures	(33.5)	(33.8)
Net cash acquired (paid) in business combinations	9.4	(12.0)
Disposals of property, plant and equipment	1.6	0.7
Net cash used in investing activities	(22.5)	(45.1)
Cash Flows From (Used In) Financing Activities:
Principal payments on long-term debt	(1,609.2)	(30.8)
Proceeds from long-term debt	1,980.1	—
Purchases of treasury stock	(1.4)	(17.3)
Proceeds from stock option exercises	12.7	37.3
Payments of contingent consideration	(0.7)	(2.0)
Payments of debt issuance costs	(47.4)	(0.3)
Payments of costs incurred to issue shares for Ingersoll Rand Industrial acquisition	(1.0)	—
Acquisition of noncontrolling interests	(14.9)	—
Other financing	(0.3)	—
Net cash provided by (used in) financing activities	317.9	(13.1)
Effect of exchange rate changes on cash and cash equivalents	9.9	(0.9)
Net increase in cash and cash equivalents	807.8	185.2
Cash and cash equivalents, beginning of period	505.5	221.2
Cash and cash equivalents, end of period	$1,313.3	$406.4
Supplemental Cash Flow Information
Cash paid for income taxes	$73.9	$53.8
Cash paid for interest	79.9	64.0
Leased assets obtained in exchange for new operating lease liabilities	21.0	6.3
Capital expenditures in accounts payable	3.5	4.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; in millions, except share and per share amounts)
Note 1. Basis of Presentation and Recent Accounting Pronouncements
Basis of Presentation
On February 29, 2020, Ingersoll Rand Inc. (formerly known as Gardner Denver Holdings, Inc.) completed the acquisition of the Ingersoll Rand Industrial business (“Ingersoll Rand Industrial”) by way of merger and changed its name from Gardner Denver Holdings, Inc. to Ingersoll Rand Inc. The condensed consolidated financial statements as of and for the nine month period ended September 30, 2020 include the financial results of Ingersoll Rand Industrial from the date of acquisition.
Ingersoll Rand Inc. is a diversified, global manufacturer of highly engineered, application-critical flow control products and provider of related aftermarket parts and services. The accompanying condensed consolidated financial statements include the accounts of Ingersoll Rand Inc. and its majority-owned subsidiaries (collectively referred to herein as “Ingersoll Rand” or the “Company”).
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting, the instructions for Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (SEC) Regulation S-X. In the Company’s opinion, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. We have reclassified certain prior year amounts to conform to the current year presentation.
The results of operations for the interim periods ended September 30, 2020 are not necessarily indicative of future results. The ongoing novel Coronavirus (“COVID-19”) pandemic is a continuously evolving situation around the globe that has negatively impacted and could continue to negatively impact the global economy. The Company’s operating results will be subject to fluctuations based on general economic conditions, and the extent to which COVID-19 may ultimately impact its business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate extent of the spread of the disease and the duration of the outbreak and business closures or business disruptions for the Company, suppliers and customers.
Immediately prior to the acquisition of Ingersoll Rand Industrial, affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) owned 70,671,135 shares of common stock of the Company or approximately 34%, of the total outstanding common stock of the Company. As of September 30, 2020, KKR owns 44,788,635 shares of common stock of the Company or approximately 11% of the total outstanding common stock of the Company.
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

Table of Content
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
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for a limited time to ease the potential burden of accounting for reference rate reform on financial reporting. This guidance applies to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates. The guidance is effective beginning on March 12, 2020 through December 31, 2022. The Company has not utilized any of the optional expedients or exceptions available under this ASU. The Company will continue to assess whether this ASU is applicable throughout the effective period.
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
In August 2018, the FASB issued ASU 2018-14, Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this update eliminate, add and modify certain disclosure requirements for defined benefit pension plans. The guidance is effective for public companies beginning with its annual report for fiscal year 2020. This ASU will not have a material impact on the Company’s condensed consolidated financial statements.
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
Immediately prior to the merger, Trane Technologies plc (formerly known as Ingersoll-Rand plc) (“Old IR” or “Trane Technologies”) completed a spin-off in which it distributed one share of common stock of Ingersoll-Rand Industrial US. Holdco, Inc. (“SpinCo”), par value $0.01 per share, for each share of Old IR, outstanding as of the record date for the spin-off on February 24, 2020. In accordance with the merger agreement by and among Ingersoll Rand, Old IR, SpinCo and Charm Merger Sub Inc., a wholly owned subsidiary of Ingersoll Rand (“Merger Sub”), Merger Sub merged with and into SpinCo (the “acquisition”) and each share of common stock of SpinCo, par value $0.01 per share (“SpinCo common stock”), issued and outstanding immediately prior to the acquisition was converted into the right to receive 0.8824 shares of common stock of Ingersoll Rand, par value $0.01 per share (“Ingersoll Rand common stock”). Immediately after the consummation of the acquisition, approximately 50.1% of the outstanding shares of Ingersoll Rand common stock on a fully-diluted basis was held by SpinCo stockholders and approximately 49.9% of the outstanding shares of the Company common stock on a fully-diluted basis was held by pre-acquisition Ingersoll Rand stockholders. Since Ingersoll Rand (formerly named Gardner Denver Holdings, Inc.) is the accounting acquirer, the fair value of the equity issued by Ingersoll Rand to SpinCo stockholders in the acquisition was determined by reference to the market price of Ingersoll Rand common stock. Accordingly, the purchase consideration below

Table of Content
reflects the estimated fair value of the Ingersoll Rand shares issued in exchange for shares of SpinCo common stock in the acquisition, which is based on the final closing price of shares of Ingersoll Rand common stock prior to the effective time of the acquisition on February 28, 2020 of $32.79 per share. The Company has incurred approximately $87.3 million in total acquisition-related costs, including $0.0 million and $42.3 million in the three and nine month periods ended September 30, 2020, respectively, and $13.6 million and $29.8 million in the three and nine month periods ended September 30, 2019, respectively. These costs are presented within “Other operating expenses, net” in the Condensed Consolidated Statements of Operations. In addition, the Company incurred $1.0 million in registration fees to issue shares for the acquisition of Ingersoll Rand Industrial. The $1.0 million reduced “Capital in excess of par value” of the Condensed Consolidated Balance Sheets.
Preliminary Purchase Price Allocation
In accordance with the FASB’s ASC 805 Business Combinations, Ingersoll Rand was determined to be the accounting acquirer. As such, Ingersoll Rand applied the acquisition method of accounting to the identifiable assets and liabilities of Ingersoll Rand Industrial, which have been measured at estimated fair value as of the date of the business combination.
Ingersoll Rand Industrial’s assets and liabilities were measured at estimated fair values at February 29, 2020, primarily using Level 3 inputs except for debt, which was measured using Level 2 inputs and noncontrolling interests, which was measured using Level 1 inputs. Estimates of fair value represent management’s best estimate of assumptions about future events and uncertainties, including significant judgments related to future cash flows, discount rates, competitive trends, margin and revenue growth assumptions including royalty rates and customer attrition rates and others. Inputs used were generally obtained from historical data supplemented by current and anticipated market conditions and growth rates expected as of the acquisition date.
The following table summarizes the preliminary allocation of purchase price to the identifiable assets acquired and liabilities assumed by Ingersoll Rand, with the excess of purchase price over the fair value of Ingersoll Rand Industrial’s net assets recorded as goodwill. Due to the timing and the magnitude of the transaction and the multi-jurisdictional nature of the net assets acquired, initial accounting for the acquisition is not complete and further adjustments are expected during the measurement period. The Company has estimated the preliminary fair value of net assets acquired based on information currently available and will continue to adjust those estimates as additional information becomes available, including the refinement of market participant assumptions and finalization of tax returns in the pre-acquisition period. The Company will reflect measurement period adjustments in the period in which the adjustments are determined.

Table of Content
The aggregate purchase consideration has been preliminarily allocated as follows.

Purchase Price	Estimated Fair Value, as Previously Reported	Measurement Period Adjustments(4)	Estimated Fair Value, as Adjusted
Fair value of Ingersoll Rand common stock issued for Ingersoll Rand Industrial outstanding common stock(1)	$6,919.5	$—	$6,919.5
Fair value attributable to pre-merger service for replacement equity awards(2)	8.6	—	8.6
Fair value attributable to pre-merger service for deferred compensation plan(3)	8.9	—	8.9
Total purchase consideration	$6,937.0	$—	$6,937.0
Purchase Price Allocation
Cash	$41.3	$(2.5)	$38.8
Accounts receivable	579.9	5.7	585.6
Inventories	576.2	60.0	636.2
Other current assets	136.9	(20.7)	116.2
Property, plant and equipment	520.0	(1.3)	518.7
Goodwill	4,278.2	583.6	4,861.8
Intangible assets	4,501.3	(734.7)	3,766.6
Other noncurrent assets	269.8	(8.2)	261.6
Total current liabilities, including current maturities of long-term debt of $19.0 million	(830.6)	57.6	(773.0)
Deferred tax liability	(900.6)	51.3	(849.3)
Long-term debt, net of debt issuance costs and an original issue discount	(1,851.7)	—	(1,851.7)
Other noncurrent liabilities	(310.4)	9.2	(301.2)
Noncontrolling interest	(73.3)	—	(73.3)
	$6,937.0	$—	$6,937.0
(1)Represents the fair value of 211,023,522 shares of the Company’s common stock issued for Ingersoll Rand Industrial outstanding common stock multiplied by $32.79, the price per share of common stock as of the closing price on February 28, 2020.
(2)Represents the fair value of the replacement equity awards to the extent those related to services provided by the employee of Ingersoll Rand Industrial prior to closing. See Note 9 “Stock-Based Compensation Plan” for additional information about the replacement equity awards.
(3)Represents the fair value of the deferred compensation plan liabilities that must be settled in shares of the plan sponsor's common stock. See Note 7 “Benefit Plans” for additional information on assumed deferred compensation plan liabilities.
(4)The measurement period adjustments were to refine fair value measurements of intangible assets and carrying amounts of certain assets and liabilities, as well as adjustments to related deferred tax liabilities.
Measurement period changes did not have a material effect on Net Income or any amounts on the Condensed Consolidated Statement of Operations for the three month period ended September 30, 2020.

Summary of Significant Fair Value Methods
The methods used to determine the preliminary fair value of significant identifiable assets and liabilities included in the preliminary allocation of purchase price are discussed below. The final fair value determination may differ from this preliminary determination.
Inventories
Acquired inventory was comprised of finished goods, work in process and raw materials. The preliminary fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance

Table of Content
relating to the selling effort. The preliminary fair value of work in process inventory was primarily calculated as the estimated selling price, adjusted for estimated costs to complete the manufacturing, estimated costs of the selling effort, as well as a reasonable profit margin on the remaining manufacturing and selling effort. The preliminary fair value of raw materials and supplies was determined based on replacement cost which approximates historical carrying value. The preliminary fair value step-up of inventory of $116.2 million is comprised of step-up of inventory measured on a First In First Out (“FIFO”) basis of $70.3 million and inventories measured on a Last In First Out (“LIFO”) basis of $45.9 million. Inventory measured on a FIFO basis was amortized to “Cost of sales” in the condensed consolidated financial statements as the inventory is sold. For inventories measured on a LIFO basis, the acquired inventory became the LIFO base layer inventory and is evaluated for lower-of-cost-or-market adjustments in subsequent periods as necessary.
Property, Plant and Equipment
The preliminary fair value of property, plant and equipment was primarily calculated using replacement costs adjusted for the age and condition of the asset, with the exception of real property which was calculated using the market approach, and is summarized below.

Land and buildings	$217.1
Machinery and equipment	257.1
Office furniture and equipment	13.4
Other	1.0
Construction in progress	30.1
Preliminary fair value of property, plant and equipment	$518.7
Identifiable Intangible Assets
The estimated preliminary fair value and weighted average useful life of the Ingersoll Rand Industrial identifiable intangible assets are as follows.

	Fair Value	Weighted Average Useful Life (Years)
Tradenames(1)	$1,312.0	Indefinite
Developed technology(2)	236.0	7
Customer relationships(3)	2,101.0	13
Backlog(4)	81.2	<1
Other(5)	36.4	2
Preliminary fair value of identifiable intangible assets	$3,766.6
(1)Tradenames were identified from brands of Ingersoll Rand Industrial. The preliminary fair value of tradenames were determined using a relief from royalty methodology which estimates the cost savings generated by a company related to the ownership of an asset for which it would otherwise have had to pay royalties or license fees on revenues earned through the use of the asset. The discount rate used was determined at the time of measurement based on an analysis of the implied internal rate of return of the transaction, weighted average cost of capital and weighted average return on assets. Tradenames are expected to have an indefinite useful life.
(2)Developed technology was identified from the products of Ingersoll Rand Industrial. Preliminary fair values were determined using a relief from royalty methodology with similar methodology and assumptions as described in the tradename description above. The economic useful life was determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.
(3)Customer relationships represent the preliminary fair value of existing relationships with the Ingersoll Rand Industrial customers. Its preliminary fair value was determined using the Multi-Period Excess Earning Method which involves isolating the net earnings attributable to the asset being measured based on present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. The valuation includes a valuation of the assembled workforce, using the Cost Approach, for purposes of calculating contributory asset charges to be used in the Multi-Period Excess Earning Method valuations. The economic useful life was determined based on historical customer attrition rates.

Table of Content
(4)Backlog primarily relates to the dollar value of purchase arrangements with customers, effective, as of a given point in time, that are based on mutually agreed terms which, in some cases, may still be subject to completion of written documentation and may be changed or cancelled by the customer, often without penalty. Ingersoll Rand Industrial’s backlog consists of these arrangements with assigned shipment dates expected, in most cases, within three to twelve months. The preliminary fair value was determined using the Multi-Period Excess Earning Method. The economic useful life is based on the time to fulfill the outstanding order backlog obligation.
(5)Other intangible assets is primarily comprised of software.
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
Long-Term Debt
Ingersoll Rand Services Company incurred $1,900.0 million of indebtedness under the Credit Agreement dated as of February 28, 2020 among Ingersoll Rand Services Company, as borrower, Citibank, N.A. as administrative agent and collateral agent and the lenders party thereto (the “Senior Secured Credit Facility”) prior to the closing of the acquisition, and the indebtedness under the Senior Secured Credit Facility will mature February 28, 2027. Ingersoll Rand incurred a total of $26.9 million debt issuance costs associated with the $1,900.0 million loan under the Senior Secured Credit Facility. The $1,900.0 million of indebtedness under the Credit Agreement was reduced by a $2.4 million original issue discount.
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
Noncontrolling Interests
As of the date of acquisition, Ingersoll Rand Industrial assumed a controlling interest of approximately 74% in Ingersoll-Rand India Limited. The remaining shares were owned by unaffiliated shareholders and traded on India stock exchanges, representing a noncontrolling interest. Ingersoll Rand’s preliminary fair value of noncontrolling interest is based on market quote of Indian Rupee 639.2 per share, available on the last trading day on February 28, 2020 prior to the closing date of the acquisition. Considering noncontrolling shares of 8.2 million, the preliminary fair value of noncontrolling interest is $73.3 million.

Table of Content
Other Assets Acquired and Liabilities Assumed (excluding Goodwill)
The Company utilized the carrying values, net of allowances, to value accounts receivable and accounts payable as well as other current assets and liabilities as it was determined that carrying values represented the fair value of those items at the acquisition date.
Goodwill
The excess of the consideration for the acquisition over the preliminary fair value of net assets acquired was recorded as goodwill. The goodwill is attributable to expected synergies and expanded market opportunities from combining the Company’s operations with those of Ingersoll Rand Industrial. The goodwill created in the acquisition is not expected to be deductible for tax purposes and is subject to material revision as the purchase price allocation is completed. Goodwill arising from the acquisition has been allocated to the Industrial Technologies and Services, Precision and Science Technologies and Specialty Vehicle Technologies reporting segments. See Note 5 “Goodwill and Other Intangible Assets” for the allocation of goodwill to segments.
Results of Ingersoll Rand Industrial Subsequent to the Acquisition
The operating results of Ingersoll Rand Industrial have been included in the Company’s condensed consolidated financial statements from the date of acquisition through September 30, 2020. The Company’s condensed consolidated statements of operations for the three and nine month periods ended September 30, 2020 included revenues of $854.0 million and $1,973.9 million, respectively, and net income (loss) of $51.1 million and $(18.6) million, respectively, which includes the effects of purchase accounting adjustments, primarily the amortization of intangible assets and the impacts on operating expenses of fair value adjustments to acquired inventory and property, plant and equipment.
Unaudited Pro Forma Information
The following unaudited pro forma financial information summarizes the combined results of operations for the Company and Ingersoll Rand Industrial as if the acquisition had been completed on January 1, 2019. The pro forma results have been prepared for comparative purposes only and do not necessarily represent what the revenue or results of operations would have been had the acquisition been completed on January 1, 2019. In addition, these results are not intended to be a projection of future operating results and do not reflect synergies that might be achieved.
The unaudited pro forma information includes adjustments for the preliminary purchase price allocation (including, but not limited to, amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to stock-based compensation expense, fair value adjustments to acquired inventories, the purchase accounting effect on deferred revenue, interest expense and amortization of debt issuance costs, transaction costs and related tax impacts) and the alignment of accounting policies.
The table below reflects the impact of material and nonrecurring adjustments to the unaudited pro forma results for the three and nine month periods ended September 30, 2020 and 2019 that are directly attributable to the acquisition.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2020	2019	2020	2019
Increase (decrease) to revenue as a result of deferred revenue fair value adjustment, net of tax	$4.4	$(4.3)	$9.9	$(12.6)
Increase (decrease) to expense as a result of inventory fair value adjustment, net of tax	—	—	(89.6)	89.6
Increase (decrease) to expense as a result of transaction costs, net of tax	—	(12.2)	(38.1)	51.8
The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of the Company’s condensed consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2019 or of the results of the Company’s future results of operations of the combined businesses.

Table of Content

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2020	2019	2020	2019
Revenues	$1,340.8	$1,477.8	$3,882.1	$4,567.4
Net Income (Loss)	60.7	73.4	67.5	5.0
Transactions with Trane Technologies
Ingersoll Rand and Trane Technologies plc entered into certain agreements that impact operations after the merger, including, among others, an Employee Matters Agreement, a Real Estate Matters Agreement, a Tax Matters Agreement, an Intellectual Property Matters Agreement and a Transition Services Agreement each dated February 29, 2020. The Transition Services Agreement has a term of twenty-four calendar months. Charges for services under the agreement are determined on an allocated cost basis, subject to an overall annual aggregate cap. During the three month and nine month periods ended September 30, 2020, the Company incurred expense of $8.9 million and $19.7 million, respectively, for services received under the Transition Service Agreement and related agreements.
Other Acquisitions
On September 1, 2020, the Company acquired a manufacturer of electric peristaltic pumps for cash consideration, net of cash acquired, of $15.5 million and deferred consideration of $0.9 million. The results of this business are reported within the Precision and Science Technologies segment from the date of acquisition.
Also in the third quarter, the Company acquired two sales and service businesses, one in the United States and one in Europe, in the Industrial Technologies and Services segment for cash consideration of $15.0 million and deferred consideration of $5.1 million.
The revenue and operating income included in the financial statements for these acquisitions subsequent to their date of acquisition is $4.0 million and $1.3 million, respectively.
Note 3. Restructuring
Restructuring Program 2020 to 2022
Subsequent to the acquisition of Ingersoll Rand Industrial, the Company announced a restructuring program (“2020 Plan”) to create efficiencies and synergies, reduce the number of facilities and optimize operating margin within the merged Company. The Company expects to incur total expenses of approximately $350.0 million related to workforce reductions, lease termination costs, other facility rationalization costs and other business related transformation costs from 2020 until 2022. The Company expects to realize approximately $250.0 million in annualized cost synergies by the end of 2022. The Company continues to evaluate operating efficiencies and anticipates incurring additional costs in the coming years in connection with these activities, but is unable to estimate those amounts at this time as such plans are not yet finalized.
Through September 30, 2020, expense of $84.4 million was recognized within “Other operating expense, net” in the Condensed Consolidated Statements of Operations ($66.9 million for Industrial Technologies and Services, $5.6 million for Precision and Science Technologies, $6.1 million for High Pressure Solutions, $0.9 million for Specialty Vehicle Technologies and $4.9 million for Corporate).

Table of Content
The following table summarizes the activity associated with the Company’s restructuring programs for the nine month period ended September 30, 2020.

Total
Balance as of December 31, 2019	$5.0
Charged to expense - termination benefits	72.5
Charged to expense - other (1)	4.4
Payments	(59.4)
Currency translation adjustment and other	0.4
Balance as of September 30, 2020	$22.9
(1) Excludes $7.5 million of non-cash charges that impacted restructuring expense but not the restructuring liabilities during the nine month period ended September 30, 2020 .
Note 4. Inventories
Inventories as of September 30, 2020 and December 31, 2019 consisted of the following.

	September 30, 2020	December 31, 2019
Raw materials, including parts and subassemblies	$625.8	$370.5
Work-in-process	97.5	47.6
Finished goods	271.1	71.4
	994.4	489.5
Excess of LIFO costs over FIFO costs	13.0	13.0
Inventories	$1,007.4	$502.5
Approximately $481.6 million of the increase in inventories from December 31, 2019 to September 30, 2020 is related to the acquisition of Ingersoll Rand Industrial. In the nine month period ended September 30, 2020, the Company recorded non-cash adjustments of $45.9 million to reduce the carrying value of inventories acquired in the merger with Ingersoll Rand Industrial accounted for under the LIFO liquidation method, all of which was recognized in Cost of sales in the three month period ended June 30, 2020.
Note 5. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill attributable to each reportable segment for the nine month period ended September 30, 2020 is presented in the table below.

	Industrial Technologies and Services	Precision and Science Technologies	High Pressure Solutions	Specialty Vehicle Technologies	Total
Balance as of December 31, 2019	$865.4	$227.5	$194.8	$—	$1,287.7
Acquisitions	3,243.5	1,063.2	—	569.3	4,876.0
Foreign currency translation	29.3	8.9	—	3.8	42.0
Balance as of September 30, 2020	$4,138.2	$1,299.6	$194.8	$573.1	$6,205.7

Table of Content
As of September 30, 2020, goodwill included accumulated impairment losses of $343.3 million within the High Pressure Solutions segment and $220.6 million within the Industrial Technologies and Services segment.
Other Intangible Assets, Net
Other intangible assets as of September 30, 2020 and December 31, 2019 consisted of the following.

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer lists and relationships	$3,386.4	$(872.9)	$2,513.5	$1,238.7	$(673.9)	$564.8
Technology	276.6	(28.2)	248.4	30.2	(6.0)	24.2
Tradenames	40.7	(14.5)	26.2	40.4	(11.9)	28.5
Backlog	145.1	(121.8)	23.3	—	—	—
Other	115.2	(60.1)	55.1	64.0	(40.8)	23.2
Unamortized intangible assets
Tradenames	1,917.4	—	1,917.4	614.3	—	614.3
Total other intangible assets	$5,881.4	$(1,097.5)	$4,783.9	$1,987.6	$(732.6)	$1,255.0
Amortization of intangible assets is anticipated to be approximately $89.4 million in the remainder of 2020 and $330.0 million to $360.0 million from 2021 through 2025 based upon the exchange rates as of September 30, 2020.
Intangible Asset Impairment Considerations
During the third quarter, the Company developed a revised outlook that considered the impacts of the COVID-19 global pandemic and related geopolitical events on the demand for certain of our products. The Company determined that indicators of impairment existed for goodwill and indefinite-lived tradenames of certain reporting units. As of September 30, 2020, quantitative impairment tests were performed and the fair values of the reporting units and tradenames were estimated. As a result of the quantitative impairment tests of goodwill and indefinite-lived intangibles assets, we determined that the fair value of all reporting units exceeded their carrying value and therefore no impairments of goodwill were recognized. However, the Company recognized an impairment in the third quarter of 2020 of $19.9 million to reduce the carrying value of two tradenames in the Industrial Technologies and Services segment.
As of September 30, 2020, there were no other indications that the carrying value of any other intangible assets may not be recoverable. However, a prolonged adverse impact of the COVID-19 pandemic on the Company’s consolidated financial results may require an impairment charge related to one or more of these intangible assets in a future period.
Note 6. Accrued Liabilities
Accrued liabilities as of September 30, 2020 and December 31, 2019 consisted of the following.

	September 30, 2020	December 31, 2019
Salaries, wages and related fringe benefits	$194.5	$60.7
Contract liabilities	165.3	51.7
Product warranty	53.2	22.7
Operating lease liabilities	51.2	17.1
Restructuring	22.9	5.0
Taxes	148.0	22.5
Other	125.9	64.4
Total accrued liabilities	$761.0	$244.1

Table of Content
A reconciliation of the changes in the accrued product warranty liability for the three and nine month periods ended September 30, 2020 and 2019 are as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$53.9	$23.4	$22.7	$23.9
Product warranty accruals	10.4	8.4	21.2	23.0
Acquired warranty	—	—	31.3	—
Settlements	(11.9)	(8.6)	(22.7)	(23.7)
Charged to other accounts(1)	0.8	(0.5)	0.7	(0.5)
Balance at end of period	$53.2	$22.7	$53.2	$22.7
(1)Primarily the effects of foreign currency translation adjustments
Note 7. Benefit Plans
Acquisition of Ingersoll Rand Industrial
Defined Contribution Plans
In connection with the acquisition of Ingersoll Rand Industrial, the Company assumed liabilities for certain defined contribution plans. Most of the Ingersoll Rand Industrial employees in the U.S. are covered by a defined contribution plan. Employer contributions are determined based on criteria specific to the individual.
Pension and Other Postretirement Benefit Plans
The Company assumed liabilities for a number of pension and postretirement plans worldwide. As of the date of acquisition of Ingersoll Rand Industrial, the Company recognized the funded status of the acquired defined benefit pension plans. The funded status is the difference between the fair value of the plan assets and the projected benefit obligation. Certain Company employees participate in various other postretirement benefit plans that are sponsored by Ingersoll Rand and cover certain U.S. and non – U.S. employees. The other postretirement benefit plans are unfunded. The Company funds the other postretirement plans on a pay-as-you-go basis in the form of direct benefit payments. Other postretirement benefits are contributory with contributions adjusted for annually. Life insurance plans for retirees are primarily noncontributory.
Deferred Compensation Plans
The Company assumed liabilities for deferred compensation plans which allow certain key employees to defer a portion of their eligible compensation into a number of investment choices, including the Company’s common stock equivalents. Except with respect to the Supplemental Employee Savings Plan I and II, which plans settle all investments in cash, any amounts invested in common stock are settled in shares of Ingersoll Rand common stock at the time of distribution. All other investments are settled in cash. The portion of the acquired deferred compensation to be settled in shares is accounted for in the consideration transferred.

Table of Content
Net Periodic Benefit Cost
The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and nine month periods ended September 30, 2020 and 2019.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	For the Three Month Period Ended September 30, 2020	For the Nine Month Period Ended September 30, 2020	For the Three Month Period Ended September 30, 2020	For the Nine Month Period Ended September 30, 2020	For the Three Month Period Ended September 30, 2020	For the Nine Month Period Ended September 30, 2020
Service cost	$1.8	$4.1	$1.2	$3.1	$—	$—
Interest cost	2.8	6.8	1.6	4.6	0.2	0.5
Expected return on plan assets	(4.0)	(9.5)	(2.8)	(8.2)	—	—
Recognition of:
Unrecognized prior service cost	—	—	—	0.1	—	—
Unrecognized net actuarial loss	—	—	0.8	2.2	—	—
	$0.6	$1.4	$0.8	$1.8	$0.2	$0.5

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	For the Three Month Period Ended September 30, 2019	For the Nine Month Period Ended September 30, 2019	For the Three Month Period Ended September 30, 2019	For the Nine Month Period Ended September 30, 2019	For the Three Month Period Ended September 30, 2019	For the Nine Month Period Ended September 30, 2019
Service cost	$—	$—	$0.4	$1.2	$—	$—
Interest cost	0.5	1.6	1.9	5.7	—	0.1
Expected return on plan assets	(0.5)	(1.6)	(2.5)	(7.7)	—	—
Recognition of:
Unrecognized prior service cost	—	—	—	0.1	—	—
Unrecognized net actuarial loss	—	0.1	0.5	1.5	—	—
	$—	$0.1	$0.3	$0.8	$—	$0.1
The components of net periodic benefit cost other than the service cost component are included in “Other income, net” in the Condensed Consolidated Statements of Operations.

Note 8. Debt
Debt as of September 30, 2020 and December 31, 2019 is summarized as follows.

	September 30, 2020	December 31, 2019
Short-term borrowings	$—	$—
Long-term debt:
Revolving credit facility, due 2024	$—	$—
Receivables financing agreement, due 2020	—	—
Dollar Term Loan, due 2024(1)	—	927.6
Euro Term Loan, due 2024(2)	—	673.9
Dollar Term Loan B, due 2027(3)	1,888.3	—
Dollar Term Loan, due 2027(4)	921.9	—
Euro Term Loan, due 2027(5)	700.2	—
Dollar Term Loan Series A, due 2027(6)	393.2	—
Finance leases and other long-term debt	17.5	18.0
Unamortized debt issuance costs	(43.8)	(8.1)
Total long-term debt, net, including current maturities	3,877.3	1,611.4
Current maturities of long-term debt	40.1	7.6
Total long-term debt, net	$3,837.2	$1,603.8
(1)The weighted-average interest rate was 4.47% for the period from January 1, 2020 through February 27, 2020.
(2)The weighted-average interest rate was 3.00%for the period from January 1, 2020 through February 27, 2020.
(3)As of September 30, 2020, this amount is presented net of unamortized discounts of $2.2 million. As of September 30, 2020, the applicable interest rate was approximately 1.90% and the weighted-average interest rate was 2.28% for the nine month period ended September 30, 2020.
(4)As of September 30, 2020, this amount is presented net of unamortized discounts of $1.1 million. As of September 30, 2020, the applicable interest rate was approximately 1.90% and the weighted average interest rate was 2.74% for the nine month period ended September 30, 2020.
(5)As of September 30, 2020, this amount is presented net of unamortized discounts of $0.8 million. As of September 30, 2020, the applicable interest rate was 2.00% and the weighted average interest rate was 2.21% for the nine month period ended September 30, 2020.
(6)As of September 30, 2020, this amount is presented net of unamortized discounts of $5.8 million. As of September 30, 2020, the applicable interest rate was approximately 2.90% and the weighted average interest rate was 2.92% for the period from June 29, 2020 through September 30, 2020.
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
On February 28, 2020, the Company entered into Amendment No. 5 to the Credit Agreement (“Amendment No. 5”). Amendment No. 5 refinanced the existing Original Dollar Term Loan and Original Euro Term Loan. The proceeds from the replacement $927.6 million Dollar Term Loan (“Dollar Term Loan”) and replacement €601.2 million Euro Term Loan (“Euro Term Loan”) were used to refinance the outstanding Original Dollar Term Loan and Original Euro Term Loan. The proceeds from the Dollar Term Loan and the Euro Term Loan were reduced by an original issue discount of $1.2 million and €0.8 million, respectively. The Euro Term Loan and Dollar Term Loan will mature on February 28, 2027. The refinancing of the Original Dollar Term Loan and the Original Euro Term Loan resulted in the write off of unamortized debt issuance costs of $2.0 million which was presented within “Loss on extinguishment of debt” in the Condensed Consolidated Statements of Operations.
At the time of the acquisition of Ingersoll Rand Industrial, the Credit Agreement was amended to include an additional $1,900.0 million senior secured term loan (“Dollar Term Loan B”) by and among Ingersoll-Rand Services Company, as the borrower, the lenders party thereto and Citi, as the administrative agent. Further, Ingersoll-Rand Services Company, the borrower with respect to the Dollar Term Loan B, was designated as an additional borrower under the Credit Agreement. The Dollar Term Loan B and the Dollar Term Loan and the Euro Term Loan have guarantees from the same credit parties and are secured by the same collateral. The Dollar Term Loan B will mature on February 28, 2027. The proceeds from the $1,900.0 million Dollar Term Loan B were reduced by a $2.4 million original issue discount.
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
As of September 30, 2020, the aggregate amount of commitments under the Revolving Credit Facility was $1,100.0 million and the capacity under the Revolving Credit Facility to issue letters of credit was $400.0 million. As of September 30, 2020, the Company had no outstanding borrowings under the Revolving Credit Facility, outstanding letters of credit under the Revolving Credit Facility of $103.0 million and unused availability under the Revolving Credit Facility of $997.0 million.
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
In addition to interest payments on outstanding principal under the Senior Secured Credit Facilities, the Company is required to pay a commitment fee of 0.375% per annum to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder. The commitment fee reduces to 0.25% or 0.125% upon the achievement of a Level I or Level II status, respectively. Level I status means that the Company’s Consolidated First Lien Secured Debt to Consolidated EBITDA Ratio (as defined in the Senior Secured Credit Facilities) is less than or equal to 1.75 to 1.00. Level II status means that the Company’s Consolidated First Lien Secured Debt to Consolidated EBITDA Ratio is less than or equal to 1.50 to 1.00. The Company must also pay customary letter of credit fees.

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
Amortization and Final Maturity
The Dollar Term Loan, Dollar Term Loan B, Dollar Term Loan Series A, and Euro Term Loan amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of such term loan, with the balances payable on February 28, 2027.
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

Receivables Financing Agreement
On February 27, 2020, Gardner Denver, Inc., as initial servicer, Gardner Denver Finance II LLC, as borrower, and PNC Bank, National Association as lender, LC participant, LC bank, and administrative agent, entered into the third amendment (the “Third Amendment”) to the Receivables Financing Agreement dated as of May 17, 2016. Among other changes, the Third Amendment extended the scheduled termination date of the Receivables Financing Agreement from September 30, 2020 to December 31, 2020 and amended the definition of “Change of Control” to (i) remove the requirement that certain specified equity holders maintain a minimum ownership level of the outstanding voting stock of the Company, (ii) increase the threshold at which the acquisition of ownership by a person, entity or group of other equity holders constitutes a “Change of Control” and (iii) make certain other technical changes and updates.
On August 13, 2020, the Company terminated the Receivables Financing Agreement with PNC Bank, National Association. As part of the termination, the Company paid all outstanding liabilities, obligations, and other indebtedness under the Receivables Financing Agreement.
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
Stock-Based Compensation
For the three month periods ended September 30, 2020 and 2019, the Company recognized stock-based compensation expense (benefit) of approximately $12.8 million and $(0.2) million, respectively. For the nine month periods ended September 30, 2020 and 2019, the Company recognized stock-based compensation expense of approximately $29.0 million and $13.4 million, respectively. These costs are included in “Cost of sales” and “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations.

Table of Content
As of September 30, 2020, there was $195.1 million of total unrecognized compensation expense related to outstanding stock options, restricted stock unit awards and performance stock unit awards.
The Company’s stock-based compensation awards are typically granted in the first quarter of the year and primarily consist of stock options, restricted stock units and, commencing in 2020, performance share units. Eligible employees were also granted restricted stock units, during the three months ended September 30, 2020, that vest ratably over two years, subject to the passage of time and the employee's continued employment during such period. In some instances, such as death, awards may vest concurrently with or following an employee's termination.
Stock Option Awards
Stock options are granted to employees with an exercise price equal to the fair value of the Company’s per share common stock on the date of grant. Stock option awards typically vest over four or five years and expire ten years from the date of grant.
A summary of the Company’s stock option (including SARs) activity for the nine month period ended September 30, 2020 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Exercise Price (per share)
Stock options outstanding as of December 31, 2019	8,028	$14.14
Converted Ingersoll Rand Industrial stock options	985	24.72
Granted	1,460	24.77
Exercised or settled	(1,492)	9.63
Forfeited	(195)	26.20
Expired	(13)	30.85
Stock options outstanding as of September 30, 2020	8,773	17.57

Vested as of September 30, 2020	5,350	12.25
The following assumptions were used to estimate the fair value of options granted (excluding previously disclosed converted awards) during the nine month periods ended September 30, 2020 and 2019 using the Black-Scholes option-pricing model.

	For the Nine Month Period Ended September 30,
Assumptions	2020	2019
Expected life of options (in years)	6.3	6.3
Risk-free interest rate	0.4% - 1.5%	2.4% - 2.6%
Assumed volatility	24.6% - 41.1%	30.7% - 31.8%
Expected dividend rate	0.0%	0.0%
Restricted Stock Unit Awards
Restricted stock units are granted to employees and non-employee directors based on the market price of the Company’s common stock on the grant date and recognized in compensation expense over the vesting period. A summary of the Company’s restricted

Table of Content
stock unit activity for the nine month period ended September 30, 2020 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2019	719	$29.31
Converted Ingersoll Rand Industrial restricted stock units	305	33.06
Granted	5,009	33.31
Vested	(234)	29.36
Forfeited	(107)	30.48
Non-vested as of September 30, 2020	5,692	33.01
Performance Share Unit Awards
Performance share units are granted to employees and are subject to a three years performance period. The number of shares issued at the end of the performance period is determined by the Company’s total shareholder return percentile rank versus the S&P 500 index for the three year performance period. The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model and compensation cost is recognized straight-line over a three year period. The Monte Carlo simulation pricing model for the fiscal year 2020 grants utilized the following assumptions: (i) expected term of 2.82 years (equal to the remaining performance measurement period at the grant date), (ii) volatility of 35.2%, (iii) risk-free interest rate of 0.5% and (iv) expected dividend rate of 0.0%. Compensation expense is recognized based on the grant date fair value.
A summary of the Company’s performance stock unit activity for the nine month period ended September 30, 2020 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2019	—	$—
Granted	302	29.72
Forfeited	(32)	29.72
Non-vested as of September 30, 2020	270	29.72

Note 10. Accumulated Other Comprehensive Income (Loss)
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

Table of Content
The before tax income (loss) and related income tax effect are as follows.

	For the Three Month Period Ended September 30, 2020			For the Nine Month Period Ended September 30, 2020
	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount
Foreign currency translation adjustments, net	$135.3	$7.3	$142.6	$87.6	$7.7	$95.3
Unrecognized gains on cash flow hedges, net	5.5	(1.3)	4.2	14.3	(3.4)	10.9
Pension and other postretirement benefit prior service cost and gain or loss, net	(1.6)	0.6	(1.0)	2.3	0.1	2.4
Other comprehensive income	$139.2	$6.6	$145.8	$104.2	$4.4	$108.6

	For the Three Month Period Ended September 30, 2019			For the Nine Month Period Ended September 30, 2019
	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount
Foreign currency translation adjustments, net	$(42.0)	$(6.8)	$(48.8)	$(46.0)	$(9.3)	$(55.3)
Unrecognized gains on cash flow hedges, net	4.3	(1.0)	3.3	4.9	(0.2)	4.7
Pension and other postretirement benefit prior service cost and gain or loss, net	2.3	(0.4)	1.9	3.8	(0.5)	3.3
Other comprehensive loss	$(35.4)	$(8.2)	$(43.6)	$(37.3)	$(10.0)	$(47.3)
The tables above include only the other comprehensive income (loss), net of tax, attributable to Ingersoll Rand Inc. Other comprehensive income (loss), net, attributable to noncontrolling interest holders was $3.8 million and $(1.6) million for the three and nine months ended September 30, 2020, respectively, and related entirely to foreign currency translation adjustments.
On January 1, 2019, the Company adopted ASU 2018-2 which reclassified stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income (loss) to retained earnings (deficit). The Company recorded a cumulative-effect adjustment which increased “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheet by $8.2 million.
Changes in accumulated other comprehensive income (loss) by component for the nine month periods ended September 30, 2020 and 2019 are presented in the following table(1).

	Foreign Currency Translation Adjustments, Net	Unrecognized Gains (Losses) on Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2019	$(193.6)	$(10.9)	$(51.5)	$(256.0)
Other comprehensive income (loss) before reclassifications	95.3	(3.0)	0.7	93.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	13.9	1.7	15.6
Other comprehensive income	95.3	10.9	2.4	108.6
Balance as of September 30, 2020	$(98.3)	$—	$(49.1)	$(147.4)

Table of Content

	Foreign Currency Translation Adjustments, Net	Unrecognized Gains (Losses) on Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2018	$(190.6)	$(11.4)	$(45.0)	$(247.0)
Other comprehensive income (loss) before reclassifications	(55.3)	(4.6)	2.0	(57.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	9.3	1.3	10.6
Other comprehensive income (loss)	(55.3)	4.7	3.3	(47.3)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2018-02)	(1.5)	(6.7)	—	(8.2)
Balance as of September 30, 2019	$(247.4)	$(13.4)	$(41.7)	$(302.5)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
Reclassifications out of accumulated other comprehensive income (loss) for the nine month periods ended September 30, 2020 and 2019 are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the Nine Month Period Ended September 30, 2020		Affected Line(s) in the Statement Where Net Income is Presented
	2020	2019
Loss on cash flow hedges (interest rate swaps)	$18.5	$12.3	Interest expense
Benefit for income taxes	(4.6)	(3.0)	Benefit for income taxes
Loss on cash flow hedges (interest rate swaps), net of tax	$13.9	$9.3

Amortization of defined benefit pension and other postretirement benefit items(1)	$2.3	$1.7	Cost of sales and Selling and administrative expenses
Benefit for income taxes	(0.6)	(0.4)	Benefit for income taxes
Amortization of defined benefit pension and other postretirement benefit items, net of tax	$1.7	$1.3

Total reclassifications for the period, net of tax	$15.6	$10.6
(1)These components are included in the computation of net periodic benefit cost. See Note 7 “Benefit Plans” for additional details.
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
The Company’s exposure to interest rate risk results primarily from its variable-rate borrowings. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by using pay-fixed interest rate swaps, from time to time, as cash flow hedges of variable rate debt in order to adjust the relative fixed and variable proportions.

Table of Content
A substantial portion of the Company’s operations is conducted by its subsidiaries outside of the United States in currencies other than the USD. Almost all of the Company’s non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Other than the USD, the EUR, GBP, Chinese Renminbi and Indian rupee are the principal currencies in which the Company and its subsidiaries enter into transactions. The Company is exposed to the impacts of changes in foreign currency exchange rates on the translation of its non-U.S. subsidiaries’ assets, liabilities and earnings into USD. The Company has certain U.S. subsidiaries borrow in currencies other than the USD.
The Company and its subsidiaries are also subject to the risk that arises when they, from time to time, enter into transactions in currencies other than their functional currency. To mitigate this risk, the Company and its subsidiaries typically settle intercompany trading balances at least quarterly. The Company also selectively uses forward currency contracts to manage this risk. These contracts for the sale or purchase of European and other currencies generally mature within one year.
Derivative Instruments
The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019.

September 30, 2020
Derivative Classification		Notional Amount (1)	Fair Value (1) Other Current Assets	Fair Value (1) Other Assets	Fair Value (1) Accrued Liabilities	Fair Value (1) Other Liabilities
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	248.1	3.3	—	—	—
Foreign currency forwards	Fair Value	47.6	—	—	0.6	—

December 31, 2019
Derivative Classification		Notional Amount (1)	Fair Value (1) Other Current Assets	Fair Value (1) Other Assets	Fair Value (1) Accrued Liabilities	Fair Value (1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash Flow	$825.0	$—	$—	$13.1	$—
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	55.2	0.5	—	—	—
Foreign currency forwards	Fair Value	106.9	—	—	0.5	—
(1)Notional amounts represent the gross contract amounts of the outstanding derivatives excluding the total notional amount of positions that have been effectively closed through offsetting positions. The net gains and net losses associated with positions that have been effectively closed through offsetting positions but not yet settled are included in the asset and liability derivatives fair value columns, respectively.
Losses on derivatives designated as cash flow hedges included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2020 and 2019 are as presented in the table below.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2020	2019	2020	2019
Interest rate swap contracts
Loss recognized in AOCI on derivatives	$(0.1)	$(0.4)	$(4.4)	$(7.4)
Loss reclassified from AOCI into income (effective portion)(1)	(5.3)	(4.7)	(18.5)	(12.3)
(1)Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income were included within “Interest expense” in the Condensed Consolidated Statements of Operations.
As of September 30, 2020, the Company has no interest rate swap contracts. Our previous interest rate swap contracts expired during the three months ended September 30, 2020 and the remaining amounts in AOCI were reclassified to Interest expense

Table of Content
during the same period. The Company’s LIBOR-based variable rate borrowings outstanding as of September 30, 2020 were $3,212.5 million and €598.2 million.
The Company had nine foreign currency forward contracts outstanding as of September 30, 2020 with notional amounts ranging from $9.3 million to $75.9 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included within “Other operating expense, net” in the Condensed Consolidated Statements of Operations. The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty. It is the Company’s practice to recognize the gross amounts in the Condensed Consolidated Balance Sheets. The amount available to be netted is not material.
The Company’s gains (losses) on derivative instruments not designated as accounting hedges and total net foreign currency losses for the three and nine month periods ended September 30, 2020 and 2019 were as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2020	2019	2020	2019
Foreign currency forward contracts gains (losses)	$9.1	$(5.9)	$7.0	$(9.7)
Total foreign currency transaction losses, net	(6.2)	0.6	(14.0)	(3.1)
The Company has a significant investment in consolidated subsidiaries with functional currencies other than the USD, particularly the EUR. On August 17, 2017, the Company designated its €615.0 million Original Euro Term Loan as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies until it was extinguished and replaced on February 28, 2020 by a €601.2 million Euro Term Loan, further described in Note 8 “Debt”. As of September 30, 2020, the Euro Term Loan of €598.2 million remained designated.
The Company’s gains (losses), net of income tax, associated with changes in the value of debt for the three and nine month periods ended September 30, 2020 and 2019 were as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2020	2019	2020	2019
Gain, net of income tax, recorded through other comprehensive income	$21.9	$21.6	$22.8	$26.3
The net balance of such gains (losses) included in accumulated other comprehensive income (loss) as of September 30, 2020 and 2019 was $53.0 million and $82.8 million, respectively.
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

Table of Content
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
The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards(1)	$—	$3.3	$—	$3.3
Trading securities held in deferred compensation plan(2)	7.7	—	—	7.7
Total	$7.7	$3.3	$—	$11.0
Financial Liabilities
Foreign currency forwards(1)	$—	$0.6	$—	$0.6
Deferred compensation plans(2)	20.9	—	—	20.9
Total	$20.9	$0.6	$—	$21.5

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards(1)	$—	$0.5	$—	$0.5
Trading securities held in deferred compensation plan(2)	7.3	—	—	7.3
Total	$7.3	$0.5	$—	$7.8
Financial Liabilities
Foreign currency forwards(1)	$—	$0.5	$—	$0.5
Deferred compensation plan(2)	7.3	—	—	7.3
Interest rate swaps(3)	—	13.1	—	13.1
Total	$7.3	$13.6	$—	$20.9
(1)Based on calculations that use readily observable market parameters at their basis, such as spot and forward rates.
(2)Based on the quoted price of publicly traded mutual funds and other equity securities which are classified as trading securities and accounted for using the mark-to-market method.
(3)Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of the end of the respective period. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.
Goodwill and Other Intangible Assets
Certain of our non-financial assets are subject to impairment analysis, including indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually. Any resulting impairment would require that the asset be recorded at its fair value. At December 31, 2019, we did not have any significant non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis. Refer to Note 5 for further discussion pertaining to our annual and interim evaluation

Table of Content
of goodwill and other intangible assets for impairment, including the intangible asset impairment charge recognized during the three and nine months ended September 30, 2020.
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
Taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Sales commissions are generally due at either collection of payment from customers or recognition of revenue. Applying the practical expedient from ASC 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations.

Table of Content
Disaggregation of Revenue
The following tables provide disaggregated revenue by reportable segment for the three month periods ended September 30, 2020 and 2019.

	For the Three Month Period Ended September 30, 2020
	Industrial Technologies and Services	Precision and Science Technologies	High Pressure Solutions	Specialty Vehicle Technologies	Total
Primary Geographic Markets
United States	$323.0	$82.2	$19.1	$167.3	$591.6
Other Americas	80.1	12.5	7.7	9.5	109.8
Total Americas	403.1	94.7	26.8	176.8	701.4
EMEAI	277.7	76.7	4.1	8.5	367.0
Asia Pacific	221.8	38.5	0.8	5.7	266.8
Total	$902.6	$209.9	$31.7	$191.0	$1,335.2
Product Categories
Original equipment	$528.3	$179.4	$4.5	$133.5	$845.7
Aftermarket	374.3	30.5	27.2	57.5	489.5
Total	$902.6	$209.9	$31.7	$191.0	$1,335.2
Pattern of Revenue Recognition
Revenue recognized at point in time(1)	$816.7	$209.9	$31.7	$184.0	$1,242.3
Revenue recognized over time(2)	85.9	—	—	7.0	92.9
Total	$902.6	$209.9	$31.7	$191.0	$1,335.2

	For the Three Month Period Ended September 30, 2019
	Industrial Technologies and Services	Precision and Science Technologies	High Pressure Solutions	Specialty Vehicle Technologies	Total
Primary Geographic Markets
United States	$125.3	$31.0	$82.9	$—	$239.2
Other Americas	29.2	10.4	11.0	—	50.6
Total Americas	154.5	41.4	93.9	—	289.8
EMEAI	183.5	28.1	4.8	—	216.4
Asia Pacific	77.3	11.9	1.3	—	90.5
Total	$415.3	$81.4	$100.0	$—	$596.7
Product Categories
Original equipment	$280.1	$78.4	$8.0	$—	$366.5
Aftermarket	135.2	3.0	92.0	—	230.2
Total	$415.3	$81.4	$100.0	$—	$596.7
Pattern of Revenue Recognition
Revenue recognized at point in time(1)	$381.7	$81.4	$100.0	$—	$563.1
Revenue recognized over time(2)	33.6	—	—	—	33.6
Total	$415.3	$81.4	$100.0	$—	$596.7
(1)Revenues from short and long duration product and service contracts recognized at a point in time when control is transferred to the customer generally when product delivery has occurred and services have been rendered.
(2)Revenues primarily from long duration ETO product contracts and certain contracts for delivery of a significant volume of substantially similar products recognized over time as contractual performance obligations are completed.

Table of Content
The following tables provide disaggregated revenue by reportable segment for the nine month periods ended September 30, 2020 and 2019.

	For the Nine Month Period Ended September 30, 2020
	Industrial Technologies and Services	Precision and Science Technologies	High Pressure Solutions	Specialty Vehicle Technologies	Total
Primary Geographic Markets
United States	$789.9	$215.2	$117.1	$432.1	$1,554.3
Other Americas	195.9	27.3	18.5	26.3	268.0
Total Americas	985.8	242.5	135.6	458.4	1,822.3
EMEAI	725.4	181.3	10.5	20.7	937.9
Asia Pacific	525.0	94.7	3.4	16.2	639.3
Total	$2,236.2	$518.5	$149.5	$495.3	$3,399.5
Product Categories
Original equipment	$1,333.5	$447.5	$20.5	$366.2	$2,167.7
Aftermarket	902.7	71.0	129.0	129.1	1,231.8
Total	$2,236.2	$518.5	$149.5	$495.3	$3,399.5
Pattern of Revenue Recognition
Revenue recognized at point in time(1)	2,026.3	$518.5	$149.5	$481.3	$3,175.6
Revenue recognized over time(2)	$209.9	—	—	14.0	223.9
Total	$2,236.2	$518.5	$149.5	$495.3	$3,399.5

	For the Nine Month Period Ended September 30, 2019
	Industrial Technologies and Services	Precision and Science Technologies	High Pressure Solutions	Specialty Vehicle Technologies	Total
Primary Geographic Markets
United States	$370.9	$107.9	$303.6	$—	$782.4
Other Americas	94.2	12.5	33.9	—	140.6
Total Americas	465.1	120.4	337.5	—	923.0
EMEAI	553.4	84.2	12.5	—	650.1
Asia Pacific	229.5	38.1	5.4	—	273.0
Total	$1,248.0	$242.7	$355.4	$—	$1,846.1
Product Categories
Original equipment	$843.6	$234.9	$57.3	$—	$1,135.8
Aftermarket	404.4	7.8	298.1	—	710.3
Total	$1,248.0	$242.7	$355.4	$—	$1,846.1
Pattern of Revenue Recognition
Revenue recognized at point in time(1)	1,155.5	$242.7	$355.4	$—	$1,753.6
Revenue recognized over time(2)	$92.5	—	—	—	92.5
Total	$1,248.0	$242.7	$355.4	$—	$1,846.1
(1)Revenues from short and long duration product and service contracts recognized at a point in time when control is transferred to the customer generally when product delivery has occurred and services have been rendered.
(2)Revenues primarily from long duration ETO product contracts and certain contracts for delivery of a significant volume of substantially similar products recognized over time as contractual performance obligations are completed.
Performance Obligations
The majority of the Company’s contracts have a single performance obligation as the promise to transfer goods and/or services. For contracts with multiple performance obligations, the Company utilizes observable prices to determine standalone selling price

Table of Content
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
As of September 30, 2020, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $388.4 million in the next twelve months and $303.1 million in periods thereafter. The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time and service contracts with an original duration greater than one year.
Contract Balances
The following table provides the contract balances as of September 30, 2020 and December 31, 2019 presented in the Condensed Consolidated Balance Sheets.

	September 30, 2020	December 31, 2019
Accounts receivable	$934.6	$459.1
Contract assets	53.0	29.0
Contract liabilities	168.8	51.7
Accounts receivable – Amounts due where the Company’s right to receive cash is unconditional. Customer receivables are recorded at face amount less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for expected losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of customer receivables that may not be collected in the future and records the appropriate provision. As of September 30, 2020, approximately $596.5 million of the increase in accounts receivable related to the acquisition of Ingersoll Rand Industrial. In the nine month period ended September 30, 2020, the Company increased its allowance for doubtful accounts by $12.5 million in response to a filing for Chapter 11 bankruptcy protection of a customer in the High Pressure Solutions segment.
Contract assets – The Company’s rights to consideration for the satisfaction of performance obligations subject to constraints apart from timing. Contract assets are transferred to receivables when the right to collect consideration becomes unconditional. Contract assets are presented net of progress billings and related advances from customers. As of September 30, 2020, approximately $19.8 million increase in contract assets related to the acquisition of Ingersoll Rand Industrial.
Contract liabilities – Advance payments received from customers for contracts for which revenue is not yet recognized. Contract liability balances are generally recognized in revenue within twelve months. As of September 30, 2020, approximately $109.1 million increase in contract liabilities receivable related to the acquisition of Ingersoll Rand Industrial.
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

Table of Content
The Company has elected the practical expedient from ASC 606-10-32-18 and does not adjust the transaction price for the effects of a financing component if, at contract inception, the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
Note 13. Income Taxes
The following table summarizes the Company’s provision for income taxes and effective income tax provision rate for the three and nine month periods ended September 30, 2020 and 2019.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2020	2019	2020	2019
Income (loss) before income taxes	$48.1	$50.3	$(128.3)	$162.6
Provision for income taxes	$18.2	$9.0	$55.2	$29.2
Effective income tax provision rate	37.8%	17.9%	(43.0%)	18.0%
The increase in the provision for income taxes and increase in the effective income tax provision rate for the three month period ended September 30, 2020 when compared to the same three month period of 2019 is primarily due to a reduction in the pre-tax book income in jurisdictions with lower effective tax rates combined with significant earnings in jurisdictions with higher tax rates.
The increase in the provision for income taxes and decrease in the effective income tax provision rate for the nine month period ended September 30, 2020 when compared to the same nine month period of 2019 is primarily due to a reduction in the pre-tax book income in jurisdictions with lower effective tax rates combined with significant earnings in jurisdictions with higher tax rates. The reduction in pre-tax book income is mainly from the COVID-19 global pandemic, transaction costs associated with the acquisition, and amortization and depreciation expenses associated with the purchase price step up adjustments.
Note 14. Other Operating Expense, Net
The components of “Other operating expense, net” for the three month and nine month periods ended September 30, 2020 and 2019 were as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2020	2019	2020	2019
Other Operating Expense, Net
Foreign currency transaction losses (gains), net	$6.2	$(0.6)	$14.0	$3.1
Restructuring charges, net (1)	12.2	8.1	84.4	10.9
Shareholder litigation settlement recoveries (2)	—	—	—	(6.0)
Acquisition related expenses and non-cash charges (3)	9.0	15.3	77.0	34.1
Other, net	0.6	0.1	3.2	1.0
Total other operating expense, net	$28.0	$22.9	$178.6	$43.1
(1)See Note 3 “Restructuring.”
(2)Represents an insurance recovery of the Company’s shareholder litigation settlement in 2014.
(3)Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs), and non-cash charges and credits arising from fair value purchase accounting adjustments.
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

Table of Content
Company’s contingencies, reference is made to Note 20, “Contingencies” in the notes to consolidated financial statements in the Company’s 2019 Form 10-K.
The Company is still assessing its liabilities for various legal proceedings, lawsuits and administrative actions, including future asbestos and silica-related lawsuits and environmental matters, assumed in the acquisition of Ingersoll Rand Industrial. The Company does not expect these exposures to materially adversely affect its operations, financial condition, liquidity or competitive position.
Asbestos and Silica Related Litigation
The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity. “Accrued liabilities” and “Other liabilities” of the Condensed Consolidated Balance Sheets include a total litigation reserve of $113.4 million and $118.1 million as of September 30, 2020 and December 31, 2019, respectively, with regards to potential liability arising from the Company’s asbestos-related litigation. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity.
The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $122.4 million as of September 30, 2020 and December 31, 2019, respectively, which was included in “Other assets” in the Condensed Consolidated Balance Sheets. The amounts recorded by the Company for asbestos-related liabilities and insurance recoveries are based on currently available information and assumptions that the Company believes are reasonable based on an evaluation of relevant factors. The actual liabilities or insurance recoveries could be higher or lower than those recorded if actual results vary significantly from the assumptions.
Environmental Matters
The Company has been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under U.S. federal “Superfund” or similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. The Company has undiscounted accrued liabilities of $8.9 million and $6.6 million as of September 30, 2020 and December 31, 2019, respectively, on its Condensed Consolidated Balance Sheets to the extent costs are known or can be reasonably estimated for its remaining financial obligations in relation to environmental matters and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.
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

Table of Content
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

Table of Content
The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Income (Loss) Before Income Taxes for the three month periods ended September 30, 2020 and 2019.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2020	2019 (1)	2020	2019 (1)
Revenue
Industrial Technologies and Services	$902.6	$415.3	$2,236.2	$1,248.0
Precision and Science Technologies	209.9	81.4	518.5	242.7
High Pressure Solutions	31.7	100.0	149.5	355.4
Specialty Vehicle Technologies	191.0	—	495.3	—
Total Revenue	$1,335.2	$596.7	$3,399.5	$1,846.1
Segment Adjusted EBITDA
Industrial Technologies and Services	$216.8	$95.2	$495.4	$277.5
Precision and Science Technologies	64.5	25.3	156.7	73.1
High Pressure Solutions	1.3	27.1	9.6	101.0
Specialty Vehicle Technologies	37.6	—	92.7	—
Total Segment Adjusted EBITDA	$320.2	$147.6	$754.4	$451.6
Less items to reconcile Segment Adjusted EBITDA to Income (Loss) Before Income Taxes:
Corporate expenses not allocated to segments	$36.0	$5.8	$81.2	$24.5
Interest expense	28.8	23.2	86.7	68.0
Depreciation and amortization expense (a)	140.1	43.1	354.2	132.9
Impairment of intangible assets	19.9	—	19.9	—
Restructuring and related business transformation costs (b)	12.3	9.9	86.7	16.1
Acquisition related expenses and non-cash charges (c)	15.3	15.9	207.4	34.7
Stock-based compensation (d)	12.8	—	28.5	14.8
Foreign currency transaction losses (gains), net	6.2	(0.6)	14.0	3.1
Loss on extinguishment of debt (e)	—	—	2.0	0.2
Shareholder litigation settlement recoveries (f)	—	—	—	(6.0)
Other adjustments (g)	0.7	—	2.1	0.7
Income (Loss) Before Income Taxes	$48.1	$50.3	$(128.3)	$162.6
(1)In conjunction with the acquisition of Ingersoll Rand Industrial in the first quarter of 2020, the Company modified its measurement methodology of Segment Adjusted EBITDA. Segment Adjusted EBITDA and the reconciliation to Income (Loss) Before Income Taxes was revised to conform to the new methodology.
a)Depreciation and amortization expense excludes $2.7 million and $5.4 million of depreciation of rental equipment for the three and nine month periods ended September 30, 2020.
b)Restructuring and related business transformation costs consist of the following.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2020	2019	2020	2019
Restructuring charges	$12.2	$8.1	$84.4	$10.9
Facility reorganization, relocation and other costs	—	0.8	0.5	1.9
Other, net	0.1	1.0	1.8	3.3
Total restructuring and related business transformation costs	$12.3	$9.9	$86.7	$16.1
c)Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs) and non-cash charges and credits arising from fair value purchase accounting adjustments.

Table of Content
d)Represents stock-based compensation expense recognized for the three month and nine month periods ended September 30, 2020 of $12.8 million and $29.0 million, respectively, decreased by $0.5 million for the nine month period ended September 30, 2020 due to costs associated with employer taxes.
Represents stock-based compensation expense (benefit) recognized for the three month and nine month periods ended September 30, 2019 of $(0.2) million and $13.4 million, respectively, increased by $0.2 million and $1.4 million for the three and nine month periods ended September 30, 2019, respectively, due to costs associated with employer taxes.
e)Represents a loss on extinguishment of a portion of the U.S. term loan and the amendment of the revolving credit facility.
f)Represents an insurance recovery of the Company’ shareholder litigation settlement in 2014.
g)Includes (i) effects of amortization of prior service costs and amortization of losses in pension and other postemployment (“OPEB”) expense, (ii) certain legal and compliance costs and (iii) other miscellaneous adjustments.
Note 17. Related Party Transactions
Affiliates of KKR participated as a lender in the Company’s Senior Secured Credit Facilities. As of September 30, 2020, KKR held a position in the Euro Term Loan of €43.4 million and a position in the Dollar Term Loan B of $39.8 million.
The Company incurred and paid underwriting fees of $7.5 million in the nine month period ended September 30, 2020 to KKR Capital Markets LLC, an affiliate of KKR, for services rendered in connection with the term loan transactions discussed in Note 8.
Note 18. Earnings (Loss) Per Share
The computations of basic and diluted earnings per share are as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to Ingersoll Rand Inc.	$29.5	$41.3	$(184.9)	$133.4
Average shares outstanding
Basic	417.6	204.2	370.8	203.1
Diluted	422.0	209.0	370.8	208.6
Earnings (loss) per share
Basic	$0.07	$0.20	$(0.50)	$0.66
Diluted	$0.07	$0.20	$(0.50)	$0.64
The DSUs described in Note 16, “Stock-Based Compensation Plans” to the consolidated financial statements in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019 were considered outstanding shares for the purpose of computing basic earnings per share because they were issued solely upon the passage of time.
For the three month periods ended September 30, 2020 and 2019, there were 5.6 million and 1.8 million anti-dilutive shares that were not included in the computation of diluted earnings per share. For the nine month periods ended September 30, 2020 and 2019, there were 7.8 million and 1.8 million anti-dilutive shares that were not included in the computation of diluted earnings per share.
Note 19. Noncontrolling Interests
The Company has a controlling interest of approximately 80% in Ingersoll-Rand India Limited (“IR India Limited”). The remaining shares are owned by unaffiliated shareholders and traded on India stock exchanges regulated by Securities and Exchange Board of India (“SEBI”).
The Company’s acquisition of Ingersoll Rand Industrial discussed in Note 2 “Business Combinations” resulted in an indirect change in control of IR India Limited as defined by SEBI Substantial Acquisition of Shares and Takeovers (SAST) regulations. As a result, the Company was required to pursue either a tender offer for a certain number of noncontrolling shares or a voluntary delisting of the entity from India stock exchanges.

Table of Content
In June 2020, the Company initiated a tender offer to purchase up to 26% of outstanding shares of Ingersoll-Rand India Limited from eligible noncontrolling shareholders. The offer price was determined in accordance with SEBI (SAST) regulations as the average market price of shares of IR India Limited on India stock exchanges for a period of sixty days preceding the announcement of the Ingersoll Rand Industrial merger transaction, adjusted for imputed interest for the period of time between announcement of the merger and announcement of the tender offer.
The Company determined this offer was a freestanding financial instrument and not a contractual redemption right embedded in the related equity securities. The noncontrolling interest remained classified and measured in accordance with ASC 810 Consolidation with the carrying value presented in permanent equity.
The tender offer concluded and was settled in July 2020. Approximately 6% of outstanding shares were tendered for an aggregate purchase price of $14.9 million. As a result, the Company’s ownership interest in IR India Limited increased from approximately 74% as of June 30, 2020 to approximately 80%. The Company is required by SEBI regulations to take necessary steps to decrease the non-public shareholding of IR India Limited to at or below 75% within twelve months of the date the non-public shareholding exceeded 75%.

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
Amortization of Intangible Assets
Amortization of intangible assets includes the periodic amortization of intangible assets including customer relationships, tradenames, developed technology, backlog and internally developed software.
Other Operating Expense, Net
Other operating expense, net includes foreign currency transaction gains and losses, net, restructuring charges, certain shareholder litigation settlement recoveries, acquisition related expenses and non-cash charges, losses and gains on asset disposals and other miscellaneous operating expenses.
Provision for Income Taxes
The provision for income taxes includes U.S. federal, state and local income taxes and all non-U.S. income taxes. We are subject to income tax in approximately 47 jurisdictions outside of the United States. Because we conduct operations on a global basis, our effective tax rate depends, and will continue to depend, on the geographic distribution of our pre-tax earnings among several different taxing jurisdictions. Our effective tax rate can also vary based on changes in the tax rates of the different jurisdictions, the availability of tax credits and non-deductible items.
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
Foreign Currency Fluctuations
A significant portion of our revenues, approximately 49% for the nine month period ended September 30, 2020, was denominated in currencies other than the U.S. dollar. Because much of our manufacturing facilities and labor force costs are outside of the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.
Factors Affecting the Comparability of our Results of Operations
As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Key factors affecting the comparability of our results of operations are summarized below.

Table of Content
Acquisition of Ingersoll Rand Industrial
On February 29, 2020, we completed the acquisition of Ingersoll Rand Industrial. We reorganized our reportable segments as a result of the Ingersoll Rand Industrial acquisition and formed four new reportable segments.
•Industrial Technologies and Services segment – Ingersoll Rand Industrial’s Compression Technologies and Services (“CTS”) and Power Tools and Lift (“PTL”) businesses joined the legacy Gardner Denver Industrial segment (excluding the Specialty Pump businesses) and the midstream and downstream portions of the Gardner Denver Energy segment to form the new “Industrial Technologies and Services” segment.
•Precision and Science Technologies segment – Ingersoll Rand Industrial’s Precision Flow Systems (“PFS”) and ARO businesses joined the legacy Gardner Denver Medical segment and Specialty Pump businesses from the legacy Gardner Denver Industrial segment to form the new “Precision and Science Technologies” segment.
•High Pressure Solutions segment – The upstream energy portion of the legacy Gardner Denver Energy segment was disaggregated to form the new “High Pressure Solutions” segment.
•Specialty Vehicle Technologies segment – Ingersoll Rand Industrial’s Club Car golf, utility and consumer low-speed vehicles business formed the new “Specialty Vehicle Technologies” segment.
Ingersoll Rand Industrial is included in our results of operations beginning on the acquisition date (close of business February 29, 2020). Comparability between the three and nine month periods ended September 30, 2020 and 2019 will be affected by three months and seven months of activity from Ingersoll Rand Industrial, respectively. Subsequent to the date of acquisition, in the nine month period ended September 30, 2020, the Ingersoll Rand Industrial acquisition contributed $1,201.0 million, $277.5 million, and $495.4 million of revenue to the Industrial Technologies and Services, Precision and Science Technologies and Specialty Vehicle Technologies segments, respectively.
See Note 2 “Business Combinations” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further discussion of the acquisition of Ingersoll Rand Industrial.
Impact of Coronavirus (COVID-19)
We continue to assess and actively manage the impact of the ongoing COVID-19 pandemic on our global operations and also the operations of our suppliers and customers. Overall demand for our products has decreased as a result of the pandemic, which impacted our operating results for the three and nine month periods ended September 30, 2020. We are adhering to all state and country mandates and guidelines wherever we operate. Currently all our major manufacturing locations in the United States, United Kingdom, Germany, Italy, Brazil and China are operational. In some countries, such as India and South Africa, our facilities have opened up throughout the three month period ended September 30, 2020, in accordance with country mandates and guidelines. We are taking certain actions to reduce costs and preserve cash given the rapidly changing environment. The length of time the pandemic will impact our operations, and the operations of our customers and suppliers remains uncertain. See “The COVID-19 pandemic has adversely affected our business and results of operations, and could have a material and adverse effect on our business, results of operations and financial condition in the future” in Part II Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.
Conditions in oil and gas markets
During the nine month period ended September 30, 2020, oil prices dropped significantly due to declines in demand resulting from the COVID-19 pandemic and risks of significant production increases from Saudi Arabia and Russia. We sell into upstream energy markets, primarily in our High Pressure Solutions segment, that are influenced heavily by oil and natural gas prices and the expectation of the future prices of those commodities. As a result of decreases in oil prices, we experienced a reduction in demand and consequently sales and pricing within our High Pressure Solutions segment.
We believe it is helpful to consider the impact of our exposure to the upstream energy market in evaluating our 2019 and 2020 Segment Revenue and Segment Adjusted EBITDA for our High Pressure Solutions segment.

Table of Content
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
Through September 30, 2020, $84.4 million was charged to expense through “Other operating expense, net” in the Condensed Consolidated Statements of Operations ($66.9 million for Industrial Technologies and Services, $5.6 million for Precision and Science Technologies, $6.1 million for High Pressure Solutions, $0.9 million for Specialty Vehicle Technologies and $4.9 million for Corporate).
Outlook
Industrial Technologies and Services Segment
The mission-critical nature of our products across manufacturing processes drives a demand environment and outlook that are correlated with global and regional industrial production, capacity utilization and long-term GDP growth. Due to the uncertainty of current economic conditions associated with COVID-19, and its impact on end markets, our near-term visibility is limited. In the third quarter of 2020, we had $902.1 million of orders in our Industrial Technologies and Services segment, an increase of 124.0% over the third quarter of 2019. Approximately $533.9 million of these orders relate to the acquisition of Ingersoll Rand Industrial.
Precision and Science Technologies Segment
During the COVID-19 pandemic, the Precision and Science Technologies segment has seen increased demand for our vacuum pump and compressor solutions used in respirator and ventilator applications. Demand of other products and services have been curtailed as a result of the COVID-19 pandemic and near-term visibility is limited. In the third quarter of 2020, we had $194.4 million of orders in our Precision and Science Technologies segment, an increase of 151.2% over 2019. Approximately $122.1 million of these orders relate to the acquisition of Ingersoll Rand Industrial.
High Pressure Solutions Segment
The demand and outlook for the majority of our High Pressure Solutions products and services are influenced heavily by the supply and demand dynamics related to oil and natural gas products, and have been influenced by oil and natural gas prices, the level and intensity of hydraulic fracturing activity, global land rig count, the number of drilled but uncompleted wells and other economic factors. The COVID-19 pandemic and related economic repercussions have negatively impacted the global demand for oil and natural gas. While the ultimate duration of these conditions is unknown, we expect reduced demand for our products to persist through 2020. In the third quarter of 2020, we had $20.2 million of orders in our High Pressure Solutions segment, a decrease of 80.6% over the third quarter of 2019.
Specialty Vehicle Technologies Segment
During 2020, the Specialty Vehicle Technologies segment is seeing consistent demand in golf end markets along with record demand for consumer vehicle and aftermarket parts offerings. This has helped to offset demand pressure in the commercial end markets as the COVID-19 pandemic continues to impact the hospitality and resort industries. In the third quarter of 2020, we had $247.1 million of orders in our Specialty Vehicle Technologies segment and are entering the fourth quarter with a solid backlog position.
How We Assess the Performance of Our Business
We manage operations through the four business segments described above. In addition to our consolidated GAAP financial measures, we review various non-GAAP financial measures, including Adjusted EBITDA, Adjusted Net Income and Free Cash Flow.

Table of Content
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

Table of Content
The following table presents selected Consolidated Results of Operations of our business for the three and nine month periods ended September 30, 2020 and 2019.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2020	2019	2020	2019
Condensed Consolidated Statement of Operations:
Revenues	$1,335.2	$596.7	$3,399.5	$1,846.1
Cost of sales	853.2	375.2	2,313.0	1,159.7
Gross profit	482.0	221.5	1,086.5	686.4
Selling and administrative expenses	245.6	95.3	648.7	323.0
Amortization of intangible assets	114.2	30.4	284.0	92.6
Impairment of intangible assets	19.9	—	19.9	—
Other operating expense, net	28.0	22.9	178.6	43.1
Operating income (loss)	74.3	72.9	(44.7)	227.7
Interest expense	28.8	23.2	86.7	68.0
Loss on extinguishment of debt	—	—	2.0	0.2
Other income, net	(2.6)	(0.6)	(5.1)	(3.1)
Income (loss) before income taxes	48.1	50.3	(128.3)	162.6
Provision for income taxes	18.2	9.0	55.2	29.2
Net income (loss)	29.9	41.3	(183.5)	133.4
Less: Net income attributable to noncontrolling interests	0.4	—	1.4	—
Net income (loss) attributable to Ingersoll Rand Inc.	$29.5	$41.3	$(184.9)	$133.4

Percentage of Revenues:
Gross profit	36.1%	37.1%	32.0%	37.2%
Selling and administrative expenses	18.4%	16.0%	19.1%	17.5%
Operating income (loss)	5.6%	12.2%	(1.3%)	12.3%
Net income (loss)	2.2%	6.9%	(5.4%)	7.2%
Adjusted EBITDA	21.3%	23.8%	19.8%	23.1%

Other Financial Data:
Adjusted EBITDA (1)	$284.2	$141.8	$673.2	427.1
Adjusted Net Income (1)	167.7	85.9	372.7	252.8
Cash flows - operating activities	186.7	114.2	502.5	244.3
Cash flows - investing activities	(39.8)	(20.6)	(22.5)	(45.1)
Cash flows - financing activities	(19.0)	3.0	317.9	(13.1)
Free Cash Flow (1)	178.6	105.1	469.0	210.5
(1)See the “Non-GAAP Financial Measures” section for a reconciliation to comparable GAAP measure.
Revenues
Revenues for the three month period ended September 30, 2020 were $1,335.2 million, an increase of $738.5 million, or 123.8%, compared to $596.7 million for the same three month period in 2019. The increase in revenues was primarily due to acquisitions, including Ingersoll Rand Industrial of $853.8 million, partially offset by lower volumes due to the effects of COVID-19 in our High Pressure Solutions segment of $65.6 million and our Industrial Technologies and Services segment of $65.1 million. The percentage of consolidated revenues derived from aftermarket parts and services was 36.7% in the three month period ended September 30, 2020 compared to 38.6% in the same three month period in 2019.

Table of Content
Revenues for the nine month period ended September 30, 2020 were $3,399.5 million, an increase of $1,553.4 million, or 84.1%, compared to $1,846.1 million for the same nine month period in 2019. The increase in revenues was primarily due to acquisitions, including Ingersoll Rand Industrial of $1,973.7 million partially offset by lower volumes due to the effects of COVID-19 in our Industrial Technologies and Services segment of $217.7 million and in our High Pressure Solutions segment of $191.8 million, as well as unfavorable impact of foreign currencies of $15.0 million. The percentage of consolidated revenues derived from aftermarket parts and services was 36.2% in the nine month period ended September 30, 2020 compared to 38.5% in the same nine month period in 2019.
Gross Profit
Gross profit for the three month period ended September 30, 2020 was $482.0 million, an increase of $260.5 million, or 117.6%, compared to $221.5 million for the same three month period in 2019, and as a percentage of revenues was 36.1% for the three month period ended September 30, 2020 and 37.1% for the same three month period in 2019. The increase in gross profit is primarily due to acquisitions, including Ingersoll Rand Industrial, partially offset by lower volumes due to the effects of COVID-19 in our Industrial Technologies and Services segment and our High Pressure Solutions segment. The decrease in gross profit as a percentage of revenues is due to non-cash purchase accounting adjustments and changes in segment mix.
Gross profit for the nine month period ended September 30, 2020 was $1,086.5 million, an increase of $400.1 million, or 58.3%, compared to $686.4 million for the same nine month period in 2019, and as a percentage of revenues was 32.0% for the nine month period ended September 30, 2020 and 37.2% for the same nine month period in 2019. The increase in gross profit is primarily due to acquisitions, including Ingersoll Rand Industrial, partially offset by the runoff of the fair valuation adjustments related to purchase price allocation from inventory into cost of sales, lower volumes due to the effects of COVID-19 in our Industrial Technologies and Services segment and our High Pressure Solutions segment. The decrease in gross profit as a percentage of revenues is primarily due to the runoff of the fair valuation adjustments related to purchase price allocation from inventory into cost of sales and changes in segment mix.
Selling and Administrative Expenses
Selling and administrative expenses were $245.6 million for the three month period ended September 30, 2020, an increase of $150.3 million, or 157.7%, compared to $95.3 million for the same three month period in 2019. Selling and administrative expenses as a percentage of revenues increased to 18.4% for the three month period ended September 30, 2020 from 16.0% in the same three month period in 2019. The increase in selling and administrative expenses is primarily due to acquisitions, including Ingersoll Rand Industrial and increased professional and consultant fees, partially offset by a decrease in advertising expenses, within our legacy business units.
Selling and administrative expenses were $648.7 million for the nine month period ended September 30, 2020, an increase of $325.7 million, or 100.8%, compared to $323.0 million for the same nine month period in 2019. Selling and administrative expenses as a percentage of revenues increased to 19.1% for the nine month period ended September 30, 2020 from 17.5% in the same nine month period in 2019. The increase in selling and administrative expenses is primarily due to acquisitions, including Ingersoll Rand Industrial and increased professional and consultant fees, partially offset by a decrease in advertising expenses and employee related expenses including salaries and wages, within our legacy business units.
Amortization of Intangible Assets
Amortization of intangible assets was $114.2 million for the three month period ended September 30, 2020, an increase of $83.8 million, compared to $30.4 million in the same three month period in 2019. The increase was primarily due to the amortization of intangible assets related to the acquisition of Ingersoll Rand Industrial.
Amortization of intangible assets was $284.0 million for the nine month period ended September 30, 2020, an increase of $191.4 million, compared to $92.6 million in the same nine month period in 2019. The increase was primarily due to the amortization of intangible assets related to the acquisition of Ingersoll Rand Industrial.
Impairment of Intangible Assets
Impairment of intangible assets was $19.9 million for the three and nine month periods ended September 30, 2020 due to the impairment of two tradenames in the Industrial Technologies and Services segment. See Note 5 “Goodwill and Other Intangible Assets” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.

Table of Content
Other Operating Expense, Net
Other operating expense, net was $28.0 million for the three month period ended September 30, 2020, an increase of $5.1 million, compared to $22.9 million in the same three month period in 2019. The increase was primarily due to higher foreign currency transaction losses, net of $6.8 million and higher restructuring charges of $4.1 million partially offset by lower acquisition related expenses and non-cash charges of $6.3 million.
Other operating expense, net was $178.6 million for the nine month period ended September 30, 2020, an increase of $135.5 million, compared to $43.1 million in the same nine month period in 2019. The increase was primarily due to higher restructuring charges of $73.5 million, higher acquisition related expenses and non-cash charges of $42.9 million, higher foreign currency transaction losses, net of $10.9 million and lower shareholder litigation recoveries of $6.0 million.
Interest Expense
Interest expense was $28.8 million for the three month period ended September 30, 2020, an increase of $5.6 million, compared to $23.2 million in the same three month period in 2019. The increase was primarily due to the addition of a $1,900 million term loan entered into in conjunction with the acquisition of Ingersoll Rand Industrial and the addition of a $400 million term loan entered into in the second quarter of 2020, partially offset by a decrease in the weighted-average interest rate. The weighted average interest rate was approximately 2.8% for the three month period ended September 30, 2020 and 5.7% in the same period in 2019.
Interest expense was $86.7 million for the nine month period ended September 30, 2020, an increase of $18.7 million, compared to $68.0 million in the same nine month period in 2019. The increase was primarily due to the addition of a $1,900 million term loan entered into in conjunction with the acquisition of Ingersoll Rand Industrial and the addition of a $400 million term loan entered into in the second quarter of 2020, partially offset by a decrease in the weighted-average interest rate. The weighted average interest rate was approximately 3.8% for the nine month period ended September 30, 2020 and 5.5% in the same period in 2019.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $2.0 million for the nine month period ended September 30, 2020, which was related to the refinancing of the Original Dollar Term Loan and the Original Euro Term Loan.
Other Income, Net
Other income, net was $2.6 million and $0.6 million in the three month periods ended September 30, 2020 and 2019, respectively. The increase was primarily due to the increase in other components of net periodic benefit cost.
Other income, net was $5.1 million and $3.1 million in the nine month periods ended September 30, 2020 and 2019, respectively.
Provision for Income Taxes
The provision for income taxes was $18.2 million resulting in a 37.8% effective income tax provision rate for the three month period ended September 30, 2020, compared to a provision for income taxes of $9.0 million resulting in a 17.9% effective income tax provision rate in the same three month period in 2019. The increase in the tax provision for the three month period ended September 30, 2020 is primarily due to a reduction in the pre-tax book income in jurisdictions with lower effective tax rates combined with significant earnings in jurisdictions with higher tax rates.
The provision for income taxes was $55.2 million resulting in a (43.0)% effective income tax provision rate for the nine month period ended September 30, 2020, compared to a provision for income taxes of $29.2 million resulting in a 18.0% effective income tax provision rate in the same nine month period in 2019. The increase in the tax provision for the nine month period ended September 30, 2020 is primarily due is primarily due to a reduction in the pre-tax book income in jurisdictions with lower effective tax rates combined with significant earnings in jurisdictions with higher tax rates. The reduction in pre-tax book income is mainly from the COVID-19 global pandemic, the transaction costs associated with the acquisition of Ingersoll Rand Industrial, and additional amortization and depreciation expense associated with the purchase price step up adjustments.

Table of Content
Net Income (Loss)
Net income was $29.9 million for the three month period ended September 30, 2020 compared to net income of $41.3 million in the same three month period in 2019. The decrease in net income was primarily due to higher selling and administrative expenses, higher amortization, a higher provision for income taxes, higher interest expense and increased other operating expenses, net, partially offset by higher gross profit on increased revenues.
Net loss was $183.5 million for the nine month period ended September 30, 2020 compared to net income of $133.4 million in the same nine month period in 2019. The decrease in net income was primarily due to higher selling and administrative expenses, higher amortization, increased other operating expenses, net, a higher provision for income taxes, and higher interest expense, partially offset by higher gross profit on increased revenues.
Adjusted EBITDA
Adjusted EBITDA increased $142.4 million to $284.2 million for the three month period ended September 30, 2020 compared to $141.8 million in the same three month period in 2019. Adjusted EBITDA as a percentage of revenues decreased 250 basis points to 21.3% for the three month period ended September 30, 2020 from 23.8% for the same three month period in 2019. The increase in Adjusted EBITDA was primarily due to acquisitions, including Ingersoll Rand Industrial of $204.9 million, partially offset by lower organic sales volume of $46.0 million and increased corporate costs associated with Ingersoll Rand Industrial. The decrease in Adjusted EBITDA as a percentage of revenues is primarily attributable to unfavorable margin mix due to the acquisition and inclusion of Ingersoll Rand Industrial results in the three month period ended September 30, 2020.
Adjusted EBITDA increased $246.1 million to $673.2 million for the nine month period ended September 30, 2020 compared to $427.1 million in the same nine month period in 2019. Adjusted EBITDA as a percentage of revenues decreased 330 basis points to 19.8% for the nine month period ended September 30, 2020 from 23.1% for the same nine month period in 2019. The increase in Adjusted EBITDA was primarily due to acquisitions, including Ingersoll Rand Industrial of $447.3 million, partially offset by lower organic sales volume of $155.0 million and increased corporate costs associated with Ingersoll Rand Industrial. The decrease in Adjusted EBITDA as a percentage of revenues is primarily attributable to unfavorable margin mix due to the acquisition and inclusion of Ingersoll Rand Industrial results in the nine month period ended September 30, 2020.
Adjusted Net Income
Adjusted Net Income increased $81.8 million to $167.7 million for the three month period ended September 30, 2020 compared to $85.9 million in the same three month period in 2019. The increase was primarily due to increased Adjusted EBITDA, partially offset by an increased income tax provision, as adjusted and higher depreciation and interest expenses.
Adjusted Net Income increased $119.9 million to $372.7 million for the nine month period ended September 30, 2020 compared to $252.8 million in the same nine month period in 2019. The increase was primarily due to increased Adjusted EBITDA, partially offset by an increased income tax provision, as adjusted and higher depreciation and interest expenses.

Table of Content
Non-GAAP Financial Measures
Set forth below are the reconciliations of Net Income (Loss) to Adjusted EBITDA and Adjusted Net Income and Cash Flows from Operating Activities to Free Cash Flow.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2020	2019	2020	2019
Net Income (Loss)	$29.9	$41.3	$(183.5)	$133.4
Plus:
Interest expense	28.8	23.2	86.7	68.0
Provision for income taxes	18.2	9.0	55.2	29.2
Depreciation expense (a)	25.9	12.7	70.2	40.3
Amortization expense (b)	114.2	30.4	284.0	92.6
Impairment of intangible assets	19.9	—	19.9	—
Restructuring and related business transformation costs (c)	12.3	9.9	86.7	16.1
Acquisition related expenses and non-cash charges (d)	15.3	15.9	207.4	34.7
Stock-based compensation (e)	12.8	—	28.5	14.8
Foreign currency transaction losses (gains), net	6.2	(0.6)	14.0	3.1
Loss on extinguishment of debt (f)	—	—	2.0	0.2
Shareholder litigation settlement recoveries (g)	—	—	—	(6.0)
Other adjustments (h)	0.7	—	2.1	0.7
Adjusted EBITDA	$284.2	$141.8	$673.2	$427.1
Minus:
Interest expense	$28.8	$23.2	$86.7	$68.0
Income tax provision, as adjusted (i)	57.4	17.5	130.6	57.9
Depreciation expense	25.9	12.7	70.2	40.3
Amortization of non-acquisition related intangible assets	4.4	2.5	13.0	8.1
Adjusted Net Income	$167.7	$85.9	$372.7	$252.8
Free Cash Flow
Cash flows - operating activities	$186.7	$114.2	$502.5	$244.3
Minus:
Capital expenditures	8.1	9.1	33.5	33.8
Free Cash Flow	$178.6	$105.1	$469.0	$210.5
(a)Depreciation and amortization expense excludes $2.7 million and $5.4 million of depreciation of rental equipment for the three and nine month periods ended September 30, 2020.
(b)Represents $109.8 million and $27.9 million of amortization of intangible assets arising from the acquisition of Ingersoll Rand Industrial and other acquisitions (customer relationships, technology, tradenames and backlog) and $4.4 million and $2.5 million of amortization of non-acquisition related intangible assets, in each case for the three month periods ended September 30, 2020 and 2019, respectively.
Represents $271.0 million and $84.5 million of amortization of intangible assets arising from the acquisition of Ingersoll Rand Industrial and other acquisitions (customer relationships, technology, tradenames and backlog) and $13.0 million and $8.1 million of amortization of non-acquisition related intangible assets, in each case for the nine month periods ended September 30, 2020 and 2019, respectively.

Table of Content
(c)Restructuring and related business transformation costs consisted of the following.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2020	2019	2020	2019
Restructuring charges	$12.2	$8.1	$84.4	$10.9
Facility reorganization, relocation and other costs	—	0.8	0.5	1.9
Other, net	0.1	1.0	1.8	3.3
Total restructuring and related business transformation costs	$12.3	$9.9	$86.7	$16.1
(d)Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs), and non-cash charges and credits arising from fair value purchase accounting adjustments.
(e)Represents stock-based compensation expense recognized for the three month and nine month periods ended September 30, 2020 of $12.8 million and $29.0 million, respectively, decreased by $0.5 million for the nine month period ended September 30, 2020 due to costs associated with employer taxes.
Represents stock-based compensation expense (benefit) recognized for the three month and nine month periods ended September 30, 2019 of $(0.2) million and $13.4 million, respectively, increased by $0.2 million and $1.4 million for the three month and nine month periods ended September 30, 2019, respectively, due to costs associated with employer taxes.
(f)Represents losses on extinguishment of a portion of the U.S. term loan and the amendment of the revolving credit facility.
(g)Represents an insurance recovery of the Company’ shareholder litigation settlement in 2014.
(h)Includes (i) effects of the amortization of prior service costs and amortization of losses in pension and other postemployment (“OPEB”) expense, (ii) certain legal and compliance costs and (iii) other miscellaneous adjustments.
(i)Represents our income tax provision adjusted for the tax effect of pre-tax items excluded from Adjusted Net Income and the removal of the applicable discrete tax items. The tax effect of pre-tax items excluded from Adjusted Income is computed using the statutory tax rate related to the jurisdiction that was impacted by the adjustment after taking into account the impact of permanent differences and valuation allowances. Discrete tax items include changes in tax laws or rates, changes in uncertain tax positions relating to prior years and changes in valuation allowances. The adjusted amounts are then used to calculate an adjusted provision for the quarter.
The income tax provision, as adjusted for each of the periods presented below consisted of the following.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2020	2019	2020	2019
Provision for income taxes	$18.2	$9.0	$55.2	$29.2
Tax impact of pre-tax income adjustments	39.2	8.9	80	29.4
Discrete tax items	—	(0.4)	(4.6)	(0.7)
Income tax provision, as adjusted	$57.4	$17.5	$130.6	$57.9
Segment Results
Effective February 29, 2020, as a result of the acquisition of Ingersoll Rand Industrial, we reorganized our segments. We now classify our business into four segments: Industrial Technologies and Services, Precision and Science Technologies, High Pressure Solutions and Specialty Vehicle Technologies. Our Corporate operations are not discussed separately as any results that had a significant impact on operating results are included in the “Results of Operations” discussion above. We recast certain prior period amounts to conform to the way we are internally managed and how we monitor segment performance during the current fiscal year.
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

Table of Content
Segment Results for the Three and Nine Month Periods Ended September 30, 2020 and 2019
The following tables display Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments.
Industrial Technologies and Services Segment Results

	For the Three Month Period Ended September 30,		Percent Change
	2020	2019	2020 vs. 2019
Segment Revenues	$902.6	$415.3	117.3%
Segment Adjusted EBITDA	$216.8	$95.2	127.7%
Segment Margin	24.0%	22.9%	110	bps
Segment Revenues for the three month period ended September 30, 2020 were $902.6 million, an increase of $487.3 million, or 117.3%, compared to $415.3 million in the same three month period in 2019. The increase in Segment Revenues was due to acquisitions, including Ingersoll Rand Industrial of $541.8 million or 130.5%, and higher pricing of $5.5 million or 1.3%, partially offset by lower organic volumes of $65.1 million or 15.7%. The percentage of Segment Revenues derived from aftermarket parts and service was 41.5% in the three month period ended September 30, 2020 compared to 32.6% in the same three month period in 2019.
Segment Adjusted EBITDA for the three month period ended September 30, 2020 was $216.8 million, an increase of $121.6 million, or 127.7%, from $95.2 million in the same three month period in 2019. Segment Adjusted EBITDA Margin increased 110 basis points to 24.0% from 22.9% in 2019. The increase in Segment Adjusted EBITDA was primarily due to acquisitions, including Ingersoll Rand Industrial of $131.1 million or 137.7% and lower selling and administrative costs of $9.0 million or 9.5%, partially offset by lower organic sales volume of $25.9 million or 27.2%.

	For the Nine Month Period Ended September 30,		Percent Change
	2020	2019	2020 vs. 2019
Segment Revenues	$2,236.2	$1,248.0	79.2%
Segment Adjusted EBITDA	$495.4	$277.5	78.5%
Segment Margin	22.2%	22.2%	—	bps
Segment Revenues for the nine month period ended September 30, 2020 were $2,236.2 million, an increase of $988.2 million, or 79.2%, compared to $1,248.0 in the same nine month period in 2019. The increase in Segment Revenues was primarily due acquisitions, including of Ingersoll Rand Industrial of $1,201.0 million or 96.2%, and higher pricing of $15.7 million or 1.3%, partially offset by lower organic volume of $217.7 million or 17.4%, and unfavorable impact of foreign currencies of $13.7 million or 1.1%. The percentage of Segment Revenues derived from aftermarket parts and service was 40.4% in the nine month period ended September 30, 2020 compared to 32.4% in the same nine month period in 2019.
Segment Adjusted EBITDA for the nine month period ended September 30, 2020 was $495.4 million, an increase of $217.9 million, or 78.5%, from $277.5 million in the same nine month period in 2019. Segment Adjusted EBITDA Margin remained flat at 22.2% for both periods in 2020 and 2019. The increase in Segment Adjusted EBITDA was primarily due to acquisitions, including Ingersoll Rand Industrial of $273.4 million or 98.5%, lower selling and administrative costs of $29.5 million or 10.6% and higher pricing of $15.7 million or 5.7%, partially offset by lower organic sales volumes of $87.3 million or 31.5% and unfavorable margin mix of $14.2 million or 5.1%.

Table of Content
Precision and Science Technologies Segment Results

	For the Three Month Period Ended September 30,		Percent Change
	2020	2019	2020 vs. 2019
Segment Revenues	$209.9	$81.4	157.9%
Segment Adjusted EBITDA	$64.5	$25.3	154.9%
Segment Margin	30.7%	31.1%	(40)	bps
Segment Revenues for the three month period ended September 30, 2020 were $209.9 million, an increase of $128.5 million, or 157.9%, compared to $81.4 million in the same three month period in 2019. The increase in Segment Revenues was primarily due to acquisitions, including Ingersoll Rand Industrial of $121.0 million or 148.6%. The percentage of Segment Revenues derived from aftermarket parts and service was 14.5% in the three month period ended September 30, 2020 compared to 3.7% in the same three month period in 2019.
Segment Adjusted EBITDA for the three month period ended September 30, 2020 was $64.5 million, an increase of $39.2 million, or 154.9%, from $25.3 million in the same three month period in 2019. Segment Adjusted EBITDA Margin decreased 40 basis points to 30.7% from 31.1% in 2019. The increase in Segment Adjusted EBITDA was primarily due to acquisitions, including Ingersoll Rand Industrial of $36.2 million or 143.1%, higher organic sales volume of $1.9 million or 7.5%, higher pricing of $1.1 million or 4.3%, and favorable impact of foreign currencies of $0.5 million or 2.0%.

	For the Nine Month Period Ended September 30,		Percent Change
	2020	2019	2020 vs. 2019
Segment Revenues	$518.5	$242.7	113.6%
Segment Adjusted EBITDA	$156.7	$73.1	114.4%
Segment Margin	30.2%	30.1%	10	bps
Segment Revenues for the nine month period ended September 30, 2020 were $518.5 million, an increase of $275.8 million, or 113.6%, compared to $242.7 million in the same nine month period in 2019. The increase in Segment Revenues was primarily due to acquisitions, including of Ingersoll Rand Industrial of $277.4 million or 114.3%, higher pricing of $4.0 million or 1.6%, partially offset by lower organic volume of $6.7 million or 2.8%. The percentage of Segment Revenues derived from aftermarket parts and service was 13.7% in the nine month period ended September 30, 2020 compared to 3.2% in the same nine month period in 2019.
Segment Adjusted EBITDA for the nine month period ended September 30, 2020 was $156.7 million, an increase of $83.6 million, or 114.4%, from $73.1 million in the same nine month period in 2019. Segment Adjusted EBITDA Margin increased 10 bps to 30.2% from 30.1% in 2019. The increase in Segment Adjusted EBITDA was primarily due to acquisitions, including Ingersoll Rand Industrial of $81.2 million or 111.1%, and higher pricing of $4.0 million or 5.5%, partially offset by lower organic sales volume of $2.7 million or 3.7%.
High Pressure Solutions Segment Results

	For the Three Month Period Ended September 30,		Percent Change
	2020	2019	2020 vs. 2019
Segment Revenues	$31.7	$100.0	(68.3)%
Segment Adjusted EBITDA	$1.3	$27.1	(95.2)%
Segment Margin	4.1%	27.1%	(2,300)	bps
Segment Revenues for the three month period ended September 30, 2020 were $31.7 million, a decrease of $68.3 million, or 68.3%, compared to $100.0 million in the same three month period in 2019. The decrease in Segment Revenues was primarily due to lower volumes of $65.6 million or 65.6% and lower pricing of $2.5 million or 2.5%, as a result of the current downturn in

Table of Content
the upstream energy market. The percentage of Segment Revenues derived from aftermarket parts and service was 85.8% in the three month period ended September 30, 2020 compared to 92.0% in the same three month period in 2019.
Segment Adjusted EBITDA for the three month period ended September 30, 2020 was $1.3 million, a decrease of $25.8 million, or 95.2%, from $27.1 million in the same three month period in 2019. Segment Adjusted EBITDA Margin decreased 2,300 basis points to 4.1% from 27.1% in 2019. The decrease in Segment Adjusted EBITDA was primarily due to lower sales volume of $22.0 million or 81.2% and unfavorable margin mix of $4.5 million or 16.6%, partially offset by lower selling and administrative costs of $3.1 million or 11.4%.

	For the Nine Month Period Ended September 30,		Percent Change
	2020	2019	2020 vs. 2019
Segment Revenues	$149.5	$355.4	(57.9)%
Segment Adjusted EBITDA	$9.6	$101.0	(90.5)%
Segment Margin	6.4%	28.4%	(2,200)	bps
Segment Revenues for the nine month period ended September 30, 2020 were $149.5 million, a decrease of $205.9 million, or 57.9%, compared to $355.4 million in the same nine month period in 2019. The decrease in Segment Revenues was primarily due to lower volumes of $191.8 million or 54.0% and lower pricing of $13.2 million or 3.7%, as a result of the current downturn in the upstream energy market. The percentage of Segment Revenues derived from aftermarket parts and service was 86.3% in the nine month period ended September 30, 2020 compared to 83.9% in the same nine month period in 2019.
Segment Adjusted EBITDA for the nine month period ended September 30, 2020 was $9.6 million, a decrease of $91.4 million, or 90.5%, from $101.0 million in the same nine month period in 2019. Segment Adjusted EBITDA Margin decreased 2,200 bps to 6.4% from 28.4% in 2019. The decrease in Segment Adjusted EBITDA was primarily due to lower sales volume of $65.0 million or 64.4%, lower pricing of $13.2 million or 13.1%, unfavorable margin mix of $7.1 million or 7.0%, and higher selling and administrative expenses of $7.0 million or 6.9% which was primarily due to an increase in the allowance for doubtful accounts of $12.5 million as a result of a customer filing for Chapter 11 bankruptcy protection.
Specialty Vehicle Technologies Segment Results
The Specialty Vehicle Technologies segment was created subsequent to the acquisition of Ingersoll Rand Industrial. Therefore, comparative prior period information was not part of our consolidated results.
Segment Revenues for the three and nine month periods ended September 30, 2020 were $191.0 million and $495.3 million, respectively. The percentage of Segment Revenues derived from aftermarket parts and service was 30.1% and 26.1% in the three and nine month periods ended September 30, 2020, respectively.
Segment Adjusted EBITDA for the three and nine month periods ended September 30, 2020 was $37.6 million and $92.7 million, respectively. Adjusted EBITDA as a percentage of revenue was 19.7% and 18.7% for the three and nine month periods ended September 30, 2020, respectively.
Liquidity and Capital Resources
Our investment resources include cash on hand, cash generated from operations and borrowings under our Revolving Credit Facility. We also have the ability to seek additional secured and unsecured borrowings, subject to Credit Agreement restrictions.
As of September 30, 2020, we had $103.0 million of outstanding letters of credit written against the Revolving Credit Facility and $997.0 million of unused availability. In August 2020, we terminated our Receivables Financing Agreement.
See the description of these line-of-credit resources in Note 8 “Debt” to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended December 31, 2019 and Note 8 “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
As of September 30, 2020, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.

Table of Content
Liquidity
A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$1,313.3	$505.5

Short-term borrowings and current maturities of long-term debt	$40.1	$7.6
Long-term debt	3,837.2	1,603.8
Total debt	$3,877.3	$1,611.4
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
Our principal sources of liquidity have been existing cash and cash equivalents, cash generated from operations and borrowings under the Senior Secured Credit Facilities and, prior to its termination, the Receivables Financing Agreement. Our principal uses of cash will be to provide working capital, meet debt service requirements, fund capital expenditures and finance strategic plans, including possible acquisitions. We may also seek to finance capital expenditures under capital leases or other debt arrangements that provide liquidity or favorable borrowing terms. We continue to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, we may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings. As market conditions warrant, we may from time to time, seek to repay loans that we have borrowed, including the borrowings under the Senior Secured Credit Facilities. Based on our current level of operations and available cash, we believe our cash flow from operations, together with availability under the Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements for the foreseeable future. Our business may not generate sufficient cash flows from operations or future borrowings may not be available to us under our Revolving Credit Facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Our ability to do so depends on, among other factors, prevailing economic conditions, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change in control, we could be required to repay or refinance our indebtedness. We may not be able to refinance any of our indebtedness, including the Senior Secured Credit Facilities, on commercially reasonable terms or at all. Any future acquisitions, joint ventures, or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms or at all.
A substantial portion of our cash is in jurisdictions outside the United States. We do not assert ASC 740-30 (formerly APB 23) indefinite reinvestment of our historical non-U.S. earnings or future non-U.S. earnings. The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States. Our deferred income tax liability as of September 30, 2020 was $33.3 million which primarily consisted of withholding taxes.

Table of Content
Working Capital

	September 30, 2020	December 31, 2019
Net Working Capital:
Current assets	$3,459.8	$1,543.9
Less: Current liabilities	1,425.8	574.6
Net working capital	$2,034.0	$969.3

Operating Working Capital:
Accounts receivable and contract assets	$987.6	$488.1
Plus: Inventories (excluding LIFO)	994.4	489.5
Less: Accounts payable	624.7	322.9
Less: Contract liabilities (current)	165.3	51.7
Operating working capital	$1,192.0	$603.0
Net working capital increased $1,064.7 million to $2,034.0 million as of September 30, 2020 from $969.3 million as of December 31, 2019. Operating working capital increased $589.0 million to $1,192.0 million as of September 30, 2020 from $603.0 million as of December 31, 2019. The increase in operating working capital is primarily due to higher accounts receivable and higher inventories, partially offset by higher accounts payable and higher contract liabilities.
The increase in accounts receivable was primarily due to the acquisition of Ingersoll Rand Industrial of which $596.5 million is included in the September 30, 2020 balance, partially offset by lower sales in the third quarter of 2020 compared to the fourth quarter of 2019. The increase in contract assets was primarily due to the acquisition of Ingersoll Rand Industrial of which $19.8 million is included in the September 30, 2020 balance and due to the timing of revenue recognition and billing on our overtime contracts. The increase in inventories was primarily attributable to the acquisition of Ingersoll Rand Industrial of which $481.6 million is included in the September 30, 2020 balance. The increase in accounts payable was primarily due to the acquisition of Ingersoll Rand Industrial of which $377.3 million is included in the September 30, 2020 balance and the timing of vendor cash disbursements. The increase in contract liabilities was primarily due to the acquisition of Ingersoll Rand Industrial of which $105.5 million is included in the September 30, 2020 balance.
Cash Flows
The following table reflects the major categories of cash flows for the nine month periods ended September 30, 2020 and 2019, respectively.

	For the Nine Month Period Ended September 30,
	2020	2019
Cash flows - operating activities	$502.5	$244.3
Cash flows - investing activities	(22.5)	(45.1)
Cash flows - financing activities	317.9	(13.1)
Free cash flow(1)	469.0	210.5
(1)See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the nearest GAAP measure.
Operating Activities
Cash provided by operating activities increased $258.2 million to $502.5 million for the nine month period ended September 30, 2020 from $244.3 million in the same nine month period in 2019, primarily due to a decrease in inventories, a reduction in accounts receivable, and an increase in accrued liabilities, partially offset by a decrease in accounts payable.

Table of Content
Investing Activities
Cash used in investing activities included capital expenditures of $33.5 million and $33.8 million for the nine month periods ended September 30, 2020 and 2019, respectively. Net cash acquired in a business combination was $9.4 million in the nine month period ended September 30, 2020 and cash paid in business combinations for the three month period ended September 30, 2019 was $12.0 million.
Financing Activities
Cash provided by financing activities of $317.9 million for the nine month period ended September 30, 2020 primarily reflected proceeds from long term debt of $1,980.1 million offset by repayments of long term debt of $1,609.2 million, payments of debt issuance costs of $47.4 million and payments to acquire noncontrolling interests of $14.9 million.
Cash used in financing activities of $13.1 million for the nine month period ended September 30, 2019 reflected repayments of long-term borrowings of $30.8 million, purchases of treasury stock of $17.3 million, payments of contingent consideration of $2.0 million and payments of debt issuance costs of $0.3 million, partially offset by proceeds from stock option exercises of $37.3 million.
Free Cash Flow
Free cash flow increased $258.5 million to $469.0 million in the nine month period ended September 30, 2020 from $210.5 million in the same nine month period in 2019 primarily due to increased cash provided by operating activities.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are materially likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
The following table summarizes our future minimum payments as of September 30, 2020.

		Payments Due by Period
Contractual Obligations	Total	Remainder of 2020	2021-2022	2023-2024	Thereafter
Debt(1)	$3,913.5	$9.8	$78.6	$78.6	$3,746.5
Estimated interest payments(2)	521.9	20.4	166.8	163.9	170.8
Finance leases	17.5	0.3	1.6	2.1	13.5
Operating leases(3)	162.3	13.0	85.2	42.2	21.9
Total	$4,615.2	$43.5	$332.2	$286.8	$3,952.7
(1)As of February 28, 2020, we entered into an additional $1,900.0 million term loan in connection with the acquisition of Ingersoll Rand Industrial and as of June 29, 2020, we entered into a $400.0 million term loan. See Note 8 “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.
(2)Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument. The increase of estimated interest payments since our previously disclosed contractual obligations on Form 10-K for the fiscal year ended December 31, 2019 was due to the $1,900.0 million term loan and $400.0 million term loan as discussed above.
(3)The acquisition of Ingersoll Rand Industrial increased our operating leases significantly from our previously disclosed contractual obligations on Form 10-K for the fiscal year ended December 31, 2019. Approximately $97.7 million of our total operating leases related to the acquisition of Ingersoll Rand Industrial as September 30, 2020.
We entered into purchase obligations which consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. We are currently assessing these agreements and the enforceability of the

Table of Content
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
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 15 “Contingencies” to the condensed consolidated financial statements. We believe that as of September 30, 2020, there have been no material changes to the environmental matters disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2019.
Recent Accounting Pronouncements
The information set forth in Note 1 “Condensed Consolidated Financial Statements” to our Condensed Consolidated Financial Statements under Part 1 Item 1 “Financial Statements” under the heading “Recently Issued Accounting Pronouncements” is incorporated herein by reference.

Table of Content
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk as a result of our variable-rate borrowings. We manage our exposure to interest rate risk by using pay-fixed interest rate swaps, from time to time, as cash flow hedges of our variable rate debt in order to adjust the relative fixed and variable portions.
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
We seek to minimize our exposure to foreign currency risks through a combination of normal operating activities, including by conducting our international business operations primarily in their functional currencies to match expenses with revenues and the use of foreign currency forward exchange contracts and debt denominated in currencies other than the U.S. dollar. In addition, to mitigate the risk arising from entering into transactions in currencies other than our functional currencies, we typically settle intercompany trading balances at least quarterly.
As of September 30, 2020, there have been no material changes to our market risk assessment previously disclosed in the annual report on Form 10-K for the fiscal year ended December 31, 2019.

Table of Content
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

Table of Content
PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information set forth in Note 15 “Contingencies” to our Condensed Consolidated Financial Statements under Part I Item 1 “Financial Statements,” is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
Except as set forth in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, as of September 30, 2020, there have been no material changes to our risk factors included in our annual report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”).
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Purchases
The following table contains detail related to the repurchase of our common stock based on the date of trade during the three month period ended September 30, 2020.

2020 Third Quarter Months	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2020 - July 31, 2020	—	$—	—	$220,756,556
August 1, 2020 - August 31, 2020	2,185	$31.58	—	$—
September 1, 2020 - September 30, 2020	5,124	$36.06	—	$—
(1)All of the shares purchased during the three month period ended September 30, 2020 were in connection with net exercises of stock options.
(2)The average price paid per share includes brokerage commissions.
(3)On August 1, 2018, our Board of Directors had approved a share repurchase program which authorized the repurchase of up to $250.0 million of the Company’s outstanding common stock over the next two years, effective August 1, 2018 until and including July 31, 2020. For a further description of the share repurchase program, see Note 24 “Share Repurchase Program” to our consolidated financial statements in the annual report on Form 10-K for the fiscal year ended December 31, 2019. The previously announced share repurchase program expired on July 31, 2020.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

Table of Content
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

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2020	INGERSOLL RAND INC.

	By:	/s/ Michael J. Scheske
Name: Michael J. Scheske
Vice President and Corporate Controller (Principal Accounting Officer)