Form 10-K
period 2020-12-31
Ingersoll Rand Inc.
filed 2021-02-26
CIK 1699150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020, or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to_________
Commission File Number: 001-38095
_______________________________________________________________________
Ingersoll Rand Inc.
(Exact Name of Registrant as Specified in Its Charter)
_______________________________________________________________________

Delaware	46-2393770
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
800-A Beaty Street
Davidson, North Carolina 28036
(Address of Principal Executive Offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: (704) 655-4000
_______________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 401(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2020 was approximately $10.5 billion based on the closing price of such common equity on the New York Stock Exchange on such date.
The registrant had outstanding 418,764,695 shares of Common Stock, par value $0.01 per share, as of February 19, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

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
ITEM 1. BUSINESS
Ingersoll Rand Inc. is a diversified, global provider of mission-critical flow creation products and industrial solutions. The accompanying consolidated financial statements include the accounts of Ingersoll Rand Inc. and its majority-owned subsidiaries (collectively referred to herein as “Ingersoll Rand,” “Company,” “we,” “us,” “our,” or “ourselves”).
Merger of Gardner Denver and Ingersoll Rand Industrial
On February 29, 2020, Ingersoll Rand Inc. (formerly known as Gardner Denver Holdings, Inc.) completed the acquisition of and merger with the Industrial business of Ingersoll-Rand plc (“Ingersoll Rand Industrial”) and changed its name from Gardner Denver Holdings, Inc. to Ingersoll Rand Inc.
See Note 3 “Business Combinations” of Notes to Consolidated Financial Statements for additional information related to the Ingersoll Rand Industrial transaction.
Our Company
We are a global market leader with a broad range of innovative and mission-critical air, fluid, energy, specialty vehicle and medical technologies, providing services and solutions to increase industrial productivity and efficiency. We manufacture one of the broadest and most complete ranges of compressor, pump, vacuum and blower products in our markets, which, when combined with our global geographic footprint and application expertise, allows us to provide differentiated product and service offerings to our customers. Our products are sold under more than 40 market-leading brands, including Ingersoll Rand and Gardner Denver, which we believe are globally recognized in their respective end-markets and known for product quality, reliability, efficiency and superior customer service. We are driven by an entrepreneurial spirit and ownership mindset, dedicated to helping make life better for our employees, customers and communities.
These attributes, along with over 160 years of engineering heritage, generate strong brand loyalty for our products and foster long-standing customer relationships, resulting in leading market positions within each of our operating segments. We have sales in more than 175 countries and our diverse customer base utilizes our products across a wide array of end-markets, including industrial manufacturing, energy (with particular exposure to the North American upstream land-based market), transportation, medical and laboratory sciences, food and beverage packaging and chemical processing.

Our products and services are critical to the processes and systems in which they are utilized, which are often complex and function in harsh conditions where the cost of failure or downtime is high. However, our products typically represent only a small portion of the costs of the overall systems or functions that they support. As a result, our customers place a high value on our application expertise, product reliability and the responsiveness of our service. To support our customers and market presence, we maintain significant global scale with 65 key manufacturing facilities, approximately 50 complementary service and repair centers across six continents and approximately 15,900 employees worldwide as of December 31, 2020.
The process-critical nature of our product applications, coupled with the standard wear and tear replacement cycles associated with the usage of our products, generates opportunities to support customers with our broad portfolio of aftermarket parts, consumables and services. Customers place a high value on minimizing any time their operations are offline. As a result, the availability of replacement parts, consumables and our repair and support services are key components of our value proposition. Our large installed base of products provides a recurring revenue stream through our aftermarket parts, consumables and services offerings. As a result, our aftermarket revenue is significant, representing 36.1% of total Company revenue and approximately 42.8% of our combined Industrial Technologies and Services and High Pressure Solutions segments’ revenue in 2020.
Our Segments
In conjunction with the acquisition of and merger with Ingersoll Rand Industrial in the first quarter of 2020, we reorganized into the following four segments.
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
Our compression products cover the full range of technologies, including rotary screw, reciprocating piston, scroll, rotary vane and centrifugal compressors. Our vacuum products and blowers also cover the full technology spectrum; vacuum technologies include side channel, liquid ring, claw vacuum, screw, turbo and rotary vane vacuum pumps among others, while blower technologies include rotary lobe blowers, screw, claw and vane, side channel and radial blowers. Our liquid ring vacuum pumps and compressors are highly-engineered products specifically designed for continuous duty in harsh environments to serve a wide range of applications, including oil and gas refining and processing, mining, chemical processing and industrial applications. In addition to our vacuum and blower technology, our engineered fluid loading and transfer equipment and systems ensure the safe and efficient transportation and transfer of petroleum products as well as certain other liquid commodity products in a wide range of industries.
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
Precision and Science Technologies
We design, manufacture and market a broad range of specialized positive displacement pumps, fluid management equipment, liquid and precision syringe pumps and compressors, and aftermarket parts for medical, laboratory, industrial manufacturing, water and wastewater, chemical processing, energy, food and beverage, agriculture and other markets. The Company’s products are used for a diverse set of applications including precision dosing of chemicals and supplements, blood dialysis, oxygen therapy, food processing, fluid transfer and dispensing, spray finishing and coating, mixing, high-pressure air and gas management and others. The Company sells primarily through a broad global network of specialized and national distributors and original equipment manufacturers (“OEM”) who integrate the Company’s products into their devices and systems.
Specialty Vehicle Technologies
We design, manufacture and market golf, utility and consumer low-speed vehicles for commercial utility and personal transportation under the Club Car ® brand. Product offerings include new and used electric, gas and diesel-powered vehicles, accessories and aftermarket parts. Service offerings include repair and maintenance, short-term rentals and digital connectivity services that enable fleet management, entertainment and provide enhanced end-user experience.
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
The Specialty Vehicle Technologies segment is entirely composed of businesses acquired as part of the Ingersoll Rand Industrial transaction. It had no operations prior to February 29, 2020 and is not included in our results of operations for prior periods.
High Pressure Solutions
We design, manufacture, market and service a diverse range of positive displacement pumps, integrated systems and associated aftermarket parts, consumables and services. The highly-engineered products offered by our High Pressure Solutions segment serve customers in the upstream energy market, as well as petrochemical processing, transportation and general industrial sectors. We are one of the largest suppliers of equipment and associated aftermarket parts, consumables and services for the upstream energy applications that we serve.
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
Our customers provide drilling, completions and well services to oil and gas operators, particularly in the major basins and shale plays in the North American land market. We are one of the leading suppliers in these upstream energy applications and have long-standing customer relationships.

Recent Developments
On February 14, 2021, the Company entered into an agreement to sell its High Pressure Solutions (“HPS”) business to private equity firm American Industrial Partners (“AIP”). Under the agreement, the Company will receive cash consideration of $300 million at close for its majority interest and retain a 45% ownership interest in the HPS business. This transaction is expected to close in the first half of 2021, subject to regulatory approvals and customary closing conditions.
See Note 25 “Subsequent Events” of Notes to Consolidated Financial Statements for additional information related to this transaction.
Our Industries and Products
Industrial Technologies and Services
Our Industrial Technologies and Services segment designs, manufactures, markets and services a broad range of air compression, vacuum and blower products across a wide array of technologies. Compression, vacuum and blower products are used in a wide spectrum of applications in nearly all manufacturing and industrial facilities and many service and process industries in a variety of end-markets, including infrastructure, construction, transportation, food and beverage packaging and chemical processing.
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
We focus on five basic types of air compression technologies: rotary screw, reciprocating piston, scroll, rotary vane and centrifugal compressors. Rotary screw compressors are a newer technology than reciprocating compressors and exhibit better suitability for continuous processes due to a more compact size, less maintenance and better noise profile. We believe our reciprocating piston compressors provide one of the broadest ranges of pressures in the market and are supported by increasing demand across wide-ranging attractive end-markets. Scroll compressors are most commonly seen where less oil-free air is needed, and is most commonly used in medical and food applications where the need for pure, clean and precise air is of great importance. Rotary vane compressors feature high efficiency, compact compression technology and can be found throughout all sectors of industry, including automotive, food and beverage, energy and manufacturing with specialized solutions within transit, gas and snow making. Centrifugal compressors are most effective when in applications that demand larger quantities of oil-free air and are utilized across a wide range of industries.
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
Fluid Transfer Equipment Products
Fluid transfer equipment products includes fluid loading systems, tank truck and fleet fueling products and couplers. Fluid loading systems are used in the transfer and loading of hydrocarbons and certain other liquid commodity products in marine and land applications. Tank truck and fleet fueling products allow for safe transfer of liquid products without spillage or contamination while safeguarding the operator and the environment. Operators use Dry-Break® technology couplers and adapters to provide a secure connection for the transfer of liquid products without spillage or contamination while safeguarding the operator and the environment.
Liquid Ring Vacuum Pumps and Compressors
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
Precision and Science Technologies
The Precision and Science Technologies segment designs, manufactures and markets a broad range of flow control products for the water and wastewater, food & beverage, chemical processing, precision irrigation, energy, medical equipment, laboratory vacuum and automated liquid handling end-markets. Key technologies include positive displacement pumps, gas, liquid and precision syringe pumps, automated liquid handling systems and hydrogen refueling stations.
Our gas pumps are used for a wide range of applications, such as aspirators, blood analyzers, blood pressure monitors, compression therapy, dental carts, dialysis machines, gas monitors and ventilators. Gas pumps transfer and compress gases and generate vacuum to enable precise flow conditions. Our liquid pump products are primarily used to meter and transfer both neutral and chemically aggressive fluids and our automated liquid handling products, which includes syringe pumps, systems and accessories that are integrated into large-scale, automated liquid handling systems, are primarily used for clinical, pharmaceutical and environmental analyses.
Our products are also used for water treatment in municipal, industrial and commercial applications; for pressuring and dispensing in the H2 mobility segment of the hydrogen economy; and for precision irrigation.
Customers in the durable medical pump end-market and the automated liquid handling end-market develop and manufacture equipment used in a highly regulated environment requiring highly specialized technologies. As a result, relationships with customers are built based on a supplier’s long-term reputation, expertise and deep involvement throughout a product’s evolution, from concept to long-term commercialization. Customers value suppliers who can provide global research and development, regulatory and manufacturing support, as well as a sales footprint and expertise to foster close relationships with key decision-makers at their company. Combined with the long product life cycle in the regulated medical device space, these factors create a strong, recurring base of business. As a leading pump manufacturer in these markets, we have established a history of innovation that enables us to work closely with our customers to create highly customized flow control solutions for their unique applications. These products are mission-critical in the ultimate device in which they are deployed and remain a key component over the entire lifecycle of the end products. The regulated market structure and nature of long-tenured customer relationships enable pump manufacturers to have a highly visible, recurring revenue stream from key customers.
Specialty Vehicle Technologies
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
High Pressure Solutions
Through the manufacture and aftermarket service of pumps and associated aftermarket parts and consumables used in drilling, hydraulic fracturing and well servicing applications, our High Pressure Solutions segment is well-positioned to capitalize on an upstream recovery, particularly in the North American land-based market, where our customers include market-leading hydraulic fracturing (also known as pressure pumping) and contract drilling service companies, as well as certain other types of well service companies. Sales to upstream energy end-markets consist of positive displacement pumps and associated aftermarket parts, most notably fluid ends, as well as consumables and services.
•Positive displacement pumps in the upstream energy end-market primarily move fluid to assist in drilling, hydraulic fracturing and well servicing applications. The majority of positive displacement pumps we sell are frac pumps, which experience significant service intensity during use in the field and, as such, typically have useful life spans of approximately four to six years before needing to be replaced. During that useful life, such pumps will need to receive intermittent repairs as well as major overhauls. In addition, we also sell positive displacement pumps that are used in drilling and well servicing applications.
•Fluid ends are a key component of positive displacement pumps that generate the pumping action, along with other parts, such as plungers, and consumables, such as valves, seats and packing, which pressurizes the fluid, in the case of drilling or well servicing applications, or fluid and proppant mixture, in the case of hydraulic fracturing, and propels such fluid or mixture out of the pump and into a series of flow lines that distribute the fluid or mixture into the well. Fluid ends are incorporated in original equipment pumps, and due to the highly corrosive nature of the fluids and the abrasive nature of the proppants used in hydraulic fracturing operations, need to be frequently replaced.
The level of profitability at which new wells can be drilled is a primary driver of drilling and completions activities, including hydraulic fracturing. Thus, demand for our High Pressure Solutions products is driven by the prices of crude oil and natural gas, and the intensity and activity levels of drilling and hydraulic fracturing.
Competition
Industrial Technologies and Services
The industrial end-markets we serve are competitive, with an increasing focus on product quality, performance, energy efficiency, customer service and local presence. Although there are several large manufacturers of compression, vacuum and blower products, the marketplace for these products remains highly fragmented due to the wide variety of product technologies, applications and selling channels. Our principal competitors in sales of compression, vacuum and blower products include Atlas Copco AB, Colfax Corp., Flowserve Corporation, IDEX Corporation and Kaeser Compressors, Inc. Our principal competitors in sales of fluid transfer equipment include Dover Corporation, SVT GmbH and TechnipFMC plc. Our principal competitors in the sale of liquid ring pumps and compressors are Flowserve Corporation and Busch-Holding GmbH.
Precision and Science Technologies
Competition in the market served by our Precision and Science Technologies segment is primarily based on product quality and performance, as most products must be qualified by the customer for a particular use. Further, there is an increasing demand for more efficient healthcare solutions, which is driving the adoption of premium and high performance systems. Our primary competitors include IDEX Corporation, Dover Corporation, Graco, SPX Flow, Watson-Marlow, Inc., KNF Neuberger, Inc. and Thermo Fisher Scientific, as well as other regional and local manufacturers.

Specialty Vehicle Technologies
Competition in the markets served by our Specialty Vehicles Technologies segment is primarily based on product quality, performance and reliability, and strength of distribution network. Principal competitors in the golf and utility markets include E-Z-Go and Yamaha Golf Car Company. Competitors in utility markets also include Toro, John Deere and Polaris. Competition in the market for neighborhood electric vehicles (“NEVs”) and other small electric vehicles used for recreational and commercial purposes is more disaggregated and evolving regularly due to changes in technology and consumer preferences.
High Pressure Solutions
The competitive landscape is specific to the end-markets served. Our principal competitor for drilling pumps is National Oilwell Varco Inc., and for frac pumps is The Weir Group. Additionally, we compete with certain smaller, regional manufacturers of pumps and aftermarket parts, although these are not direct competitors for most of our products.
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
In addition to our direct sales force, we are also committed to developing and supporting our global network of over 1,000 distributors and representatives who provide a competitive advantage in the markets and industries we serve. These distributors maintain an inventory of complete units and parts and provide aftermarket services to end-users. While most distributors provide a broad range of products from different suppliers, we view our distributors as exclusive at the product category level (e.g. compressor, vacuum and blower). For example, a distributor may exclusively carry our compressor technologies, and also source additional components of the broader industrial system in which those products operate from other suppliers. Our service personnel and product engineers provide the distributors’ service representatives with technical assistance and field training, particularly with respect to installation and repair of equipment. We also provide our distributors with sales and product literature, advertising and sales promotions, order-entry and tracking systems and an annual restocking program. Furthermore, we participate in major trade shows and directly market our offerings to generate sales leads and support the distributors’ sales personnel.
Our customer base is diverse, and we did not have any customers that individually provided more than 1% of 2020 consolidated revenues.
Patents, Tradenames, and Other Intellectual Property
We rely on a combination of intellectual property rights, including patents, tradenames, copyrights, trade secrets and contractual provisions to protect our intellectual property. While in the aggregate our more than 2,400 patents and our tradenames are of considerable importance to the manufacture and marketing of many of our products, we believe that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees than on any individual patent or tradename, and therefore we do not consider any single patent or tradename, group of patents or tradenames, copyright or trade secret to be material to our business as a whole, except for the Ingersoll Rand and Gardner Denver tradenames. We have registered our tradenames in the countries we deem necessary or in our best interest. We also rely upon trade secret protection for our confidential and proprietary information and techniques, and we routinely enter into confidentiality agreements with our employees as well as our suppliers and other third parties receiving such information.

Pursuant to tradename license agreements, Cooper Industries has exclusive rights to use the Gardner Denver tradename for certain power tools and their components, meaning that we are prevented from using our mark in connection with those products.
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
Human Capital Management
As of December 31, 2020, we had approximately 15,900 employees of which approximately 5,900 are located in the United States. Of those employees located outside of the United States, a significant portion are represented by works councils and labor unions; of those employees located in the United States, approximately 200 are represented by labor unions. We believe that our current relations with employees are satisfactory.
We evaluate several metrics to ensure the ongoing effectiveness of our human capital management practices, including voluntary turnover and engagement. In 2020, our voluntary turnover for hourly employees was 7.8% and 6.7% for our salaried employees.
We are now introducing a new performance management and development process, which places a heavy emphasis on manager engagement and employee ownership. We highlight employee development and engagement as a standard part of our employee experience.
Health & Safety
Our Environmental, Health, and Safety culture is focused on ensuring the health of our employees by eliminating risks of serious injuries, illness and fatalities through the application of rigorous standards, controls, inspections and audits to help ensure that our operations and premises comply with national and local regulations.
In response to COVID-19 we implemented various measures to protect the health and safety of our employees and customers including work-from-home requirements (where practical), social distancing, contact tracing, enhanced hygiene education and deep-cleaning protocols at all of our facilities as well as travel restrictions, among other measures, complying with applicable governmental regulations and guidance.
Competitive Pay, Benefits and Equity
We think and act like owners. We are driven by an entrepreneurial spirit and an ownership mindset, inspiring us to care deeply about our neighbors and shared planet. In support of this, on September 21, 2020, Ingersoll Rand announced an approximately $150 million equity grant to nearly 16,000 employees worldwide.
Diversity, Equity & Inclusion
As a newly merged company, Ingersoll Rand re-established its commitment to Diversity, Equity and Inclusion (“DE&I”) in 2020. We focused our efforts in a number of areas, beginning with our vision:
Ingersoll Rand’s Diversity, Equity and Inclusion Commitment for our Employees, Partners and Communities:
•We will be a DE&I leader within our industry that mirrors the communities and customers we serve. We will leverage diversity, equity and inclusion to exceed our business goals, attract and retain the best talent, and address today’s global challenges.

•Connecting to our value of fostering inspired teams, we cultivate diversity, promote equity and pursue a more inclusive culture that strengthens the sense of belonging for all. We expect individuals to uphold these aspirations with humility, integrity and respect.
This year, we engaged Management Leadership for Tomorrow (“MLT”) to help solidify our strategy and identify clear initiatives to increase representation of underrepresented populations, create greater growth and advancement for all, and accelerate a culture of inclusion.
In terms of diverse representation, we have two focus areas: 1) underrepresented populations in the United States and 2) women globally. Our current employee base consists of 25% underrepresented populations in the U.S. with a 2025 target to increase to 30%. Globally, women represent 22% of our population with a goal of reaching 27% by 2025.
Ingersoll Rand recently launched three initial Employee Inclusion Groups to build stronger global connections, advocate for positive change and foster an inclusive culture in the organization. An executive leader sponsors each group and provides guidance to establish goals in support of our company strategies, culture and values to their global members.
•Black Employee Network Inclusion Group
•Veterans Inclusion Group
•Women Inclusion Group
In addition, we are setting the groundwork for inclusion by training our employees on unconscious bias and how to recognize bias in the workplace and in ourselves. In 2020, we also introduced a powerful initiative called “Lean into Change” where employees from across the company participated in culturally sensitive conversations with trust and transparency. Profiles in Diversity Journal recognized this initiative by awarding us a Top 10 Innovations in Diversity Award.
Talent Development and Employee Engagement
We are committed to continuously improving the development and engagement of all employees in the company. Our last Connections/Engagement survey in September 2020 included a 95% participation rate, resulting in a 76% engagement level, one point above the manufacturing norm as collected by GLINT, our engagement survey partner. Our efforts on employee development for 2020 focused on building a strong foundation in the company. We conducted “Purpose and Values” interactive sessions for all our employees. This effort was also recognized from the Profiles of Diversity Journal with an Award of Excellence for bringing to life our Purpose and Values. We followed these sessions with training about our specific value of, “We think and act like owners.” In the latter training, we taught our employees how they can impact our net working capital metric locally to drive greater cash conversion in the business.
As a result of all of our Human Capital Management activities, we reflect our value of “We foster inspired teams.” We nurture and celebrate a culture that embraces diverse points of views, backgrounds and experiences. We are committed to equity in how people are treated and the opportunities available to them because we know that a workplace that cultivates a sense of inclusion, belonging and respect will develop the most talented and capable employees.
Environmental Matters
We are subject to numerous federal, state, local and foreign laws and regulations relating to the storage, handling, emission and disposal of materials and discharge of materials into the environment. We believe our existing environmental control procedures are adequate and we have no current plans for substantial capital expenditures in this area. We have an environmental policy that confirms our commitment to a clean environment and compliance with environmental laws. We have an active environmental management program aimed at complying with existing environmental regulations and reducing the generation of pollutants in the manufacturing processes. We are also subject to laws concerning the cleanup of hazardous substances and wastes, such as the U.S. federal “Superfund” and similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. We have been identified as a potentially responsible party with respect to several sites designated for cleanup under the “Superfund” or similar state laws. See “Item 3. Legal Proceedings.”
Where You Can Find More Information
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the internet at the SEC’s website at http://www.sec.gov.

Our SEC filings are also available free of charge on our website at http://www.irco.com as soon as reasonably practicable after they are filed with or furnished to the SEC.
We maintain an internet site at http://www.irco.com. From time to time, we may use our website as a distribution channel of material company information. Financial and other important information regarding us is routinely accessible through and posted on our website at www.investors.irco.com. In addition, you may automatically receive email alerts and other information about us when you enroll your email address by visiting the Email Alerts section at www.investors.irco.com. Our website and the information contained on or connected to that site are not incorporated into this Annual Report on Form 10-K.
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
Risks Related to Our Business
We may not realize all of the expected benefits of the acquisition of and merger with Ingersoll Rand Industrial.
The anticipated benefits of the Ingersoll Rand Industrial acquisition may not be realized fully or at all and may take longer to realize than expected. The integration process will be complex, costly and time-consuming, which could adversely affect our businesses, financial results and financial condition. Even if we are able to integrate Ingersoll Rand Industrial successfully, the merger may not result in the realization of the full benefits of anticipated cost synergies, innovation, operational efficiencies and incremental revenue growth opportunities that we expect to realize or these benefits may not be achieved within a reasonable period of time. Moreover, the combined company may be unable to implement its business strategy or retain and hire key personnel. See also “Risks Related to Our Business—Acquisitions and integrating such acquisitions create certain risks and may affect our operating results.”
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
The scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on our business, operating results, cash flows and/or financial condition, described in the other risk factors contained in this report. For example, we have exposure to the risks associated with instability in the global economy and financial markets, which may negatively impact our revenues, liquidity, suppliers and customers. Our financial performance depends, in large part, on conditions in the markets we serve and on the general condition of the global economy, which impacts these markets. The impact of the COVID-19 pandemic has caused a decrease in demand for our products and services, and a sustained weakness in demand for our products and services resulting from a contraction or uncertainty in the global economy due to the impact of the COVID-19 pandemic could adversely impact its revenues and profitability. A portion of our revenues and operating results depend on the level of activity in the energy industry. The impact of the COVID-19 pandemic has caused significant volatility in oil and gas prices and has negatively impacted energy sector activity, and this in turn has reduced the demand for our products used in this sector and if such decreased activity continues, could reduce future demand as well. In addition, the negative impact of the COVID-19 pandemic on the financial condition of our customers has and could in the future make them unable to pay for a product or service when payments become due, or they may decide not to pay us, either as a matter of corporate decision-making or in response to changes in local laws and regulations. Although historically not material, we cannot be certain that, in the future, expenses or losses for uncollectible amounts will not have a material adverse effect on our revenues, earnings and cash flows. Further, we sell a significant portion of our products through independent distributors and sales representatives. The loss of, or disruption in, our distribution network in connection with the COVID-19 pandemic could have a negative impact on our abilities to ship products, meet customer demand and otherwise operate our business. Finally, our ability to make scheduled payments on, or refinance, our debt obligations depends on our financial condition and operating performance, which may continue to be negatively impacted by the COVID-19 pandemic. If the impacts of the COVID-19 pandemic persist or worsen, we may be unable to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If we cannot make scheduled payments on our debt we will be in default and the lenders under our revolving credit facility could terminate their commitments to loan money, and our secured lenders (including the lenders under our senior secured credit facilities) could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. In addition to the foregoing, the COVID-19 pandemic could also exacerbate or trigger other risks discussed herein, any of which could have a material and adverse effect on our business, results of operations and financial condition.
Due to the COVID-19 pandemic, we may experience different and additional risks not discussed herein such as decreased worker productivity as a result of remote working arrangements, increased medical, emergency or other leave. An extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Further, we are experiencing increased costs and expenses, including as a result of (i) conducting daily “fitness-for-duty” assessments for all employees, including temperature and symptoms checks and providing personal protective equipment; (ii) the expansion of benefits to our employees, including the provision of additional paid time off for employees who have contracted COVID-19 or are required to be quarantined; and (iii) implementing increased health and safety protocols at all our facilities, including increased cleaning/sanitization of workspaces, restricting visitor access, mandating social distancing guidelines and increasing the availability of sanitization products. U.S and international government responses to the COVID-19 outbreak have included “shelter in place”, “stay at home” and similar types of orders. These orders typically exempt certain individuals and businesses needed to maintain continuity of operations of critical infrastructure sectors or that are deemed “essential” or contain similar exceptions and exemptions. Although we believe we are currently considered an “essential” business in our operating markets, if any of the applicable exceptions or exemptions are curtailed or revoked in the future, that would adversely impact our business, operating results and financial condition. Furthermore, to the extent these exceptions or exemptions do not extend to our key suppliers and customers, this would also adversely impact our business, operating results and financial condition.
We have exposure to the risks associated with instability in the global economy and financial markets, which may negatively impact our revenues, liquidity, suppliers and customers.
Our financial performance depends, in large part, on conditions in the markets we serve and on the general condition of the global economy, which impacts these markets. Any sustained weakness in demand for our products and services resulting from a contraction or uncertainty in the global economy, including due to the impact of the COVID-19 pandemic, could adversely impact our revenues and profitability.
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
For the year ended December 31, 2020, approximately 54% of our revenues were from customers in countries outside of the United States. We have manufacturing facilities in Germany, the United Kingdom, China, Finland, Italy, India and other countries. We intend to continue to expand our international operations to the extent that suitable opportunities become available. Non-U.S. operations and United States export sales could be adversely affected as a result of: political or economic instability in certain countries; differences in foreign laws, including increased difficulties in protecting intellectual property and uncertainty in enforcement of contract rights; credit risks; currency fluctuations, in particular, changes in currency exchange rates between the U.S. dollar, Euro, British Pound and the Chinese Renminbi; exchange controls; changes in and uncertainties with respect to tariffs and import/export trade restrictions (including changes in United States trade policy toward other countries, such as the imposition of tariffs and the resulting consequences), as well as other changes in political policy in the United States, China, the U.K. and certain European countries (including the impacts of the U.K.’s national referendum resulting in the U.K.’s withdrawal from the European Union); royalty and tax increases; nationalization of private enterprises; civil unrest and protests, strikes, acts of terrorism, war or other armed conflict; shipping products during times of crisis or war; and other factors inherent in foreign operations.
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
Shareholder and customer emphasis on environmental, social, and governance responsibility may impose additional costs on us or expose us to new risks.
Our shareholders, customers and employees continue to expect a more proactive response to environmental, social, and governance (“ESG”) matters. We may incur increased costs and may be exposed to new risks responding to these higher expectations. The Company recently emphasized its commitment to making a positive impact on our shared planet with the announcement of environmental goals with respect to greenhouse gas emissions, renewable energy, water usage and landfill waste. We may face reputational challenges in the event that we are unable to achieve these goals or our ESG standards do not meet those set by certain constituencies. These reputational challenges could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our revenues and operating results, especially in the High Pressure Solutions segment, depend on the level of activity in the energy industry, which is significantly affected by volatile oil and gas prices.
Demand for certain products of our High Pressure Solutions segment, particularly in the upstream energy market, depends on the level of activity in oil and gas exploration, development and production, and is primarily tied to the number of working and available drilling rigs, number of wells those rigs drill annually, the amount of hydraulic fracturing horsepower required on average to fracture each well and, ultimately, oil and natural gas prices overall. The energy market is volatile as the worldwide demand for oil and natural gas fluctuates.
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
Accordingly, our operating results for any particular period are not necessarily indicative of the operating results for any future period as the markets for our products have historically experienced volatility. In particular, orders in the High Pressure Solutions segment have historically corresponded to demand for oil and gas and petrochemical products and have been influenced by prices and inventory levels for oil and natural gas, rig count, number of wells those rigs drill annually, the amount of hydraulic fracturing horsepower required on average to fracture each well and other economic factors which we cannot reasonably predict. The High Pressure Solutions segment generated approximately 4% of our consolidated revenues for the year ended December 31, 2020.
Our results of operations are subject to exchange rate and other currency risks. A significant movement in exchange rates could adversely impact our results of operations and cash flows.
We conduct our business in many different currencies. A significant portion of our revenue, approximately 49% for the year ended December 31, 2020, is denominated in currencies other than the U.S. dollar. Accordingly, currency exchange rates, and in particular unfavorable movement in the exchange rates between U.S. dollars and Euros, British Pounds and Chinese Renminbi, affect our operating results. The effects of exchange rate fluctuations on our future operating results are unpredictable because of the number of currencies in which we do business and the potential volatility of exchange rates. We are also subject to the risks of currency controls and devaluations. Although historically not significant, if currency controls were enacted in countries where the Company generates significant cash balances, these controls may limit our ability to convert currencies into U.S. dollars or other currencies, as needed, or to pay dividends or make other payments from funds held by subsidiaries in the countries imposing such controls, which could adversely affect our liquidity. Currency devaluations could also negatively affect our operating margins and cash flows.

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

In addition, acquisitions outside of the United States often involve additional or increased risks including, for example:
•managing geographically separated organizations, systems and facilities;
•integrating personnel with diverse business backgrounds and organizational cultures;
•complying with non-U.S. regulatory requirements;
•fluctuations in currency exchange rates;
•enforcement of intellectual property rights in some non-U.S. countries;
•difficulty entering new non-U.S. markets due to, among other things, consumer acceptance and business knowledge of these new markets; and
•general economic and political conditions.
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
Dispositions create certain risks and may affect our operating results.
Dispositions involve a number of risks and present financial, managerial and operational challenges, including diversion of management attention from running our core businesses, increased expense associated with the dispositions, potential disputes with the customers or suppliers of the disposed businesses, potential disputes with the acquirers of the disposed businesses and a potential dilutive effect on our earnings per share.
If dispositions are not completed in a timely manner, there may be a negative effect on our cash flows and/or our ability to execute our strategy. In addition, we may not realize some or all of the anticipated benefits of our dispositions.
As mentioned above, the Company has entered into an agreement to sell its HPS business to AIP. Under the agreement, the Company will receive cash consideration of $300 million at close for its majority interest and retain a 45% ownership interest in the HPS business. This transaction is expected to close in the first half of 2021, subject to regulatory approvals and customary closing conditions. See Note 25 “Subsequent Events” of Notes to Consolidated Financial Statements for additional information related to this transaction.
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
We continually seek ways to simplify or improve processes, eliminate excess capacity and reduce costs in all areas of our operations, which from time to time includes restructuring activities. We have implemented significant restructuring activities across our global manufacturing, sales and distribution footprint, which include workforce reductions and facility consolidations. We incurred restructuring charges of $92.9 million and $17.1 million in the years ended December 31, 2020 and 2019, respectively. Costs of future initiatives may be material and the savings associated with them are subject to a variety of risks, including our inability to effectively eliminate duplicative back office overhead and overlapping sales personnel, rationalize manufacturing capacity, synchronize information technology systems, consolidate warehousing and distribution facilities and shift production to more economical facilities. As a result, the contemplated costs to effect these initiatives may materially exceed estimates. The initiatives we are contemplating may require consultation with various employees, labor representatives or regulators, and such consultations may influence the timing, costs and extent of expected savings and may result in the loss of skilled employees in connection with the initiatives.
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
The markets in which we operate are characterized by changing technologies and introductions of new products and services. Our ability to develop new products based on technological innovation, including those that drive sustainability, energy reduction and the reduction and/or recycling of water in our customers’ processes, can affect our competitive position and often requires the investment of significant resources. Difficulties or delays in research, development or production of new products and technologies, or failure to gain market acceptance of new products and technologies, may significantly reduce future revenues and materially and adversely affect our competitive position. We may not have sufficient resources to continue to make the investment required to maintain or increase our market share or that our investments will be successful. If we do not compete successfully, our business, financial condition, results of operations and cash flows could be materially adversely affected.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected 2017 and 2018, including, but not limited to (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years and (2) bonus depreciation that will allow for full expensing of qualified property. The Tax Act also established new tax laws that significantly affected recent and future tax years.
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
We applied the acquisition method of accounting and established a new basis of accounting in 2013 as part of the KKR Transaction. We also recognized substantial goodwill and other intangible assets through the acquisition of and merger with Ingersoll Rand Industrial. As of December 31, 2020, the net carrying value of goodwill and other intangible assets, net represented $11.0 billion, or 69%, of our total assets. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Impairments, if any, could have a material adverse effect to our consolidated financial position or results of operations. In 2020, we recognized an impairment charge related to other intangible assets of $19.9 million within the Industrial Technologies and Services segment. See Note 8 “Goodwill and Other Intangible Assets” to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information related to impairment testing for goodwill and other intangible assets and the associated charges taken.
Our business could suffer if we experience employee work stoppages, union and work council campaigns or other labor difficulties.
As of December 31, 2020, we had approximately 15,900 employees of which approximately 5,900 were located in the United States. Of those employees located outside of the United States, a significant portion are represented by works councils and labor unions, and of those employees located in the United States, approximately 200 are represented by labor unions. Although we believe that our relations with employees are satisfactory and have not experienced any material work stoppages, work stoppages have occurred, and may in the future occur, and we may not be successful in negotiating new collective bargaining agreements. In addition, negotiations with our union employees may (1) result in significant increases in our cost of labor, (2) divert management’s attention away from operating our business or (3) break down and result in the disruption of our operations. The occurrence of any of the preceding conditions could impair our ability to manufacture our products and result in increased costs and/or decreased operating results.

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
Our success depends in part on the creation, maintenance and protection of our proprietary technology and intellectual property rights. We rely on a combination of patents, tradenames, trade secrets, copyrights, confidentiality provisions, contractual restrictions and licensing arrangements to establish and protect our proprietary rights. Our nondisclosure agreements and confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies and processes, and may not provide an adequate remedy in the event of breach of such agreements or unauthorized disclosure of such information, and if a competitor lawfully obtains or independently develops our trade secrets, we would have no right to prevent such competitor from using such technology or information to compete with us, either of which could harm our competitive position. Our applications for patent and tradename protection may not be granted, or the claims or scope of such issued patents or registered tradenames may not be sufficiently broad to protect our products. In addition, effective patent, copyright, tradename and trade secret protection may be unavailable or limited for some of our tradenames and patents in some foreign countries. We may be required to spend significant resources to monitor and police our intellectual property rights, and we cannot guarantee that such efforts will be successful in preventing infringement or misappropriation. If we fail to successfully enforce these intellectual property rights, our competitive position could suffer, which could harm our operating results.
Although we make a significant effort to avoid infringing known proprietary rights of third parties, the steps we take to prevent misappropriation, infringement or other violation of the intellectual property of others may not be successful and from time to time we may receive notice that a third party believes that our products may be infringing certain patents, tradenames or other proprietary rights of such third party. Responding to and defending such claims, regardless of their merit, can be costly and time-consuming, can divert management’s attention and other resources, and we may not prevail. Depending on the resolution of such claims, we may be barred from using a specific technology or other rights, may be required to redesign or re-engineer a product which may require significant resources, may be required to enter into licensing arrangements from the third party claiming infringement (which may not be available on commercially reasonable terms, or at all), or may become liable for significant damages.
If any of the foregoing occurs, our ability to compete could be affected or our business, financial condition and results of operations may be materially adversely affected.
We face risks associated with our pension and other postretirement benefit obligations.
We have both funded and unfunded pension and other postretirement benefit plans worldwide. As of December 31, 2020, our projected benefit obligations under our pension and other postretirement benefit plans exceeded the fair value of plan assets by an aggregate of approximately $287.0 million (“unfunded status”). Estimates for the amount and timing of the future funding obligations of these benefit plans are based on various assumptions. These assumptions include discount rates, rates of compensation increases, expected long-term rates of return on plan assets and expected healthcare cost trend rates. If our assumptions prove incorrect, our funding obligations may increase, which may have a material adverse effect on our financial results.
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
We have a significant amount of indebtedness. As of December 31, 2020, we had total indebtedness of $3,899.5 million, and we had availability under the Revolving Credit Facility of $998.1 million. Our high level of debt could have important consequences, including: making it more difficult for us to satisfy our obligations with respect to our debt; limiting our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions, or other general corporate requirements; requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions and other general corporate purposes; increasing our vulnerability to adverse changes in general economic, industry and competitive conditions; exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Senior Secured Credit Facilities, are at variable rates of interest; limiting our flexibility in planning for and reacting to changes in the industries in which we compete; placing us at a disadvantage compared to other, less leveraged competitors; increasing our cost of borrowing; and hampering our ability to execute on our growth strategy. For a complete description of the Company’s credit facilities and definitions of capitalized terms used in this section, see Note 10 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K.
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
We and our subsidiaries may be able to incur significant additional indebtedness in the future, including off-balance sheet financings, contractual obligations and general and commercial liabilities. Although the credit agreement governing the Senior Secured Credit Facilities contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. In addition, we can increase the borrowing availability under the Senior Secured Credit Facilities by up to $1,600.0 million in the form of additional commitments under the Revolving Credit Facility and/or incremental term loans plus an additional amount so long as we do not exceed a specified senior secured leverage ratio. We also can incur additional secured indebtedness under the Senior Secured Credit Facilities if certain specified conditions are met under the credit agreement governing the Senior Secured Credit Facilities. If new debt is added to our current debt levels, the related risks that we now face could intensify. For a complete description of the Company’s credit facilities and definitions of capitalized terms used in this section, see Note 10 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K.
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
Borrowings under our Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.
We utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable rate indebtedness and we will be exposed to risks related to counterparty credit worthiness or non-performance of these instruments.
We may enter into pay-fixed interest rate swap instruments from time to time to limit our exposure to changes in variable interest rates. Such instruments will result in economic losses should interest rates not rise above the pay-fixed interest rate in the derivative contracts. We will be exposed to credit-related losses which could impact the results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the credit worthiness or non-performance by the counterparties to the interest rate swaps. See Note 18 “Hedging Activities, Derivative Instruments and Credit Risk” to our audited consolidated financial statements included elsewhere in this Form 10-K.
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
LIBOR and certain other floating rate benchmark indices to which our floating rate debt is tied, including, without limitation, the Euro Interbank Offered Rate (collectively, “IBORs”) are the subject of recent national, international and regulatory guidance and proposals for reform. In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the Financial Conduct Authority of the U.K., or the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. On November 30, 2020, the FCA announced that subject to confirmation following its consultation with the administrator of LIBOR, it would cease publication of the one-week and two-month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. Additionally, the U.S. Federal Reserve Board has advised banks to stop entering into new USD LIBOR based contracts. Other jurisdictions have also indicated they will implement reforms or phase-outs, which are currently scheduled to take effect at the end of calendar year 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the IBOR benchmarks is anticipated in coming years.
As of December 31, 2020, we had $3.9 billion of floated rate debt with maximum maturities extending past 2021 tied to IBOR benchmarks. There is currently no definitive information regarding the future utilization of any IBOR benchmark or of any particular replacement rate. In addition, any IBOR benchmark may perform differently during any phase-out period than in the past. As such, the potential effect of any such event on our cost of capital cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations and cash flows. In addition, we may need to renegotiate certain of our debt agreements that extend past 2021 with lenders, which could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant IBOR benchmark of the replacement reference rates. We are assessing the impact of a potential transition from IBOR; however, we cannot reasonably estimate the impact of the transition at this time.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters is a leased facility located at 800-A Beaty Street, Davidson, North Carolina 28036. The number of significant properties used by each of our segments is summarized by segment, type and geographic location in the tables below.

	Type of Significant Property
	Manufacturing	Warehouse	Other(3)	Total
Industrial Technologies and Services
Americas	16	4	34	54
EMEA(1)	23	2	20	45
APAC(2)	6	—	7	13
Industrial Technologies and Services Total	45	6	61	112

Precision and Science Technologies
Americas	6	—	—	6
EMEA(1)	6	—	1	7
APAC(2)	3	—	—	3
Precision and Science Technologies Total	15	—	1	16

Specialty Vehicle Technologies
Americas	1	3	2	6
EMEA(1)	—	—	—	—
APAC(2)	1	—	—	1
Specialty Vehicle Technologies Total	2	3	2	7

High Pressure Solutions
Americas	3	2	6	11
EMEA(1)	—	—	—	—
APAC(2)	—	—	—	—
High Pressure Solutions Total	3	2	6	11

Total (All Segments)
Americas	26	9	42	77
EMEA(1)	29	2	21	52
APAC(2)	10	—	7	17
Company Total	65	11	70	146
(1)Europe, Middle East and Africa (“EMEA”)
(2)Asia Pacific (“APAC”)
(3)Other facilities includes service centers and sales offices
Of the 146 significant properties included in the above table, 90 of the properties are leased and 56 of the properties are owned. We believe that our properties, taken as a whole, are in good operating condition and are suitable for our business operations.
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

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Stock, $0.01 par value per share, trades on the New York Stock Exchange (“NYSE”) under the symbol “IR.” As of January 31, 2021, there were 2,708 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers, and other financial institutions.
Dividend Policy
We did not declare or pay dividends to the holders of our common stock in the years ended December 31, 2020 and 2019. We do not intend to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions contained in current or future financing instruments and other factors that our board of directors deem relevant.
Company Purchases
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended December 31, 2020.

2020 Fourth Quarter Months	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020	—	$—	—	$—
November 1, 2020 - November 30, 2020	—	$—	—	$—
December 1, 2020 - December 31, 2020	16,315	$45.56	—	$—
(1)All of the shares purchased during the quarter ended December 31, 2020 were in connection with net exercises of stock options.
(2)The average price paid per share includes brokerage commissions.
ITEM 6. SELECTED FINANCIAL DATA
Set forth below is our selected consolidated financial data as of the dates and for the periods indicated. The selected consolidated financial data as of December 31, 2020 and 2019 and for the fiscal years ended December 31, 2020, 2019 and 2018 have been derived from our audited consolidated financial statements and related notes to our audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated financial data as of December 31, 2018, 2017 and 2016, and for the fiscal years ended December 31, 2017 and 2016, have been derived from our audited consolidated financial statements and related notes to our audited consolidated financial statements not included in this Form 10-K.

The selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

(in millions, except per share amounts)	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Consolidated Statements of Operations:
Revenues	$4,910.2	$2,451.9	$2,689.8	$2,375.4	$1,939.4
Cost of sales	3,296.8	1,540.2	1,677.3	1,477.5	1,222.7
Gross profit	1,613.4	911.7	1,012.5	897.9	716.7
Selling and administrative expenses	894.8	436.4	434.6	446.2	415.1
Amortization of intangible assets	395.8	124.3	125.8	118.9	124.2
Impairment of goodwill	—	—	—	—	—
Impairment of other intangible assets	19.9	—	—	1.6	25.3
Other operating expense, net	217.2	75.7	9.1	222.1	48.6
Operating income (loss)	85.7	275.3	443.0	109.1	103.5
Interest expense	111.1	88.9	99.6	140.7	170.3
Loss on extinguishment of debt	2.0	0.2	1.1	84.5	—
Other income, net	(8.0)	(4.7)	(7.2)	(3.4)	(3.6)
Income (loss) before income taxes	(19.4)	190.9	349.5	(112.7)	(63.2)
Provision (benefit) for income taxes	13.0	31.8	80.1	(131.2)	(31.9)
Net income (loss)	(32.4)	159.1	269.4	18.5	(31.3)
Less: Net income (loss) attributable to noncontrolling interest	0.9	—	—	0.1	5.3
Net income (loss) attributable to Ingersoll Rand Inc.	$(33.3)	$159.1	$269.4	$18.4	$(36.6)

Earnings (loss) per share, basic	$(0.09)	$0.78	$1.34	$0.1	$(0.25)
Earnings (loss) per share, diluted	$(0.09)	$0.76	$1.29	$0.1	$(0.25)
Weighted average shares, basic	382.8	203.5	201.6	182.2	149.2
Weighted average shares, diluted	382.8	208.9	209.1	188.4	149.2

Statement of Cash Flow Data:
Cash flows - operating activities	$914.3	$343.3	$444.5	$200.5	$165.6
Cash flows - investing activities	(37.9)	(54.3)	(235.0)	(60.8)	(82.1)
Cash flows - financing activities	328.7	(11.5)	(373.0)	(17.4)	(43.0)

Balance Sheet Data (at period end):
Cash and cash equivalents	$1,750.9	$505.5	$221.2	$393.3	$255.8
Total assets	16,058.6	4,628.4	4,487.1	4,621.2	4,316.0
Total liabilities	6,869.1	2,758.5	2,811.1	3,144.4	4,044.2
Total stockholders’ equity	9,189.5	1,869.9	1,676.0	1,476.8	271.8

Other Financial Data (unaudited):
Adjusted EBITDA(1)	$1,017.6	$561.7	$683.4	$561.5	$400.7
Adjusted net income(1)	599.0	329.3	396.3	249.3	133.6
Capital expenditures	48.7	43.2	52.2	56.8	74.4
Free cash flow(1)	865.6	300.1	392.3	143.7	91.2

(1)We report our financial results in accordance with GAAP. To supplement this information, we also use the following measures in this Form 10-K: “Adjusted EBITDA,” “Adjusted Net Income” and “Free Cash Flow.” Management believes that Adjusted EBITDA and Adjusted Net Income are helpful supplemental measures to assist us and investors in evaluating our operating results as they exclude certain items whose fluctuation from period to period do not necessarily correspond to changes in the operations of our business. Adjusted EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, as further adjusted to exclude certain non-cash, non-recurring and other adjustment items. We believe that the adjustments applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about non-recurring items that we do not expect to continue at the same level in the future. Adjusted Net Income is defined as net income (loss) including interest, depreciation and amortization of non-acquisition related intangible assets and excluding other items used to calculate Adjusted EBITDA and further adjusted for the tax effect of these exclusions.
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
Executive Overview
Our Company
Ingersoll Rand is a global market leader with a broad range of innovative and mission-critical air, fluid, energy, specialty vehicle and medical technologies, providing services and solutions to increase industrial productivity and efficiency. We manufacture one of the broadest and most complete ranges of compressor, pump, vacuum and blower products in our markets, which, when combined with our global geographic footprint and application expertise, allows us to provide differentiated product and service offerings to our customers. Our products are sold under a collection of premier, market-leading brands, including Ingersoll Rand, Gardner Denver, Club Car, CompAir, Nash, Elmo Rietschle, Robuschi, Thomas, Milton Roy, ARO, Emco Wheaton and Runtech Systems, which we believe are globally recognized in their respective end-markets and known for product quality, reliability, efficiency and superior customer service.
These attributes, along with over 160 years of engineering heritage, generate strong brand loyalty for our products and foster long-standing customer relationships, which we believe have resulted in leading market positions within each of our operating segments. We have sales in more than 175 countries and our diverse customer base utilizes our products across a wide array of end-markets that have favorable near- and long-term growth prospects, including industrial manufacturing, energy (with particular exposure to the North American upstream land-based market), transportation, medical and laboratory sciences, food and beverage packaging and chemical processing.
Our products and services are critical to the processes and systems in which they are utilized, which are often complex and function in harsh conditions where the cost of failure or downtime is high. However, our products and services typically represent only a small portion of the costs of the overall systems or functions that they support. As a result, our customers place a high value on our application expertise, product reliability and the responsiveness of our service. To support our customers and market presence, we maintain significant global scale with 65 key manufacturing facilities, approximately 50 complementary service and repair centers across six continents and approximately 15,900 employees worldwide as of December 31, 2020.
The process-critical nature of our product applications, coupled with the standard wear and tear replacement cycles associated with the usage of our products, generates opportunities to support customers with our broad portfolio of aftermarket parts, consumables and services. Customers place a high value on minimizing any time their operations are offline. As a result, the availability of replacement parts, consumables and our repair and support services are key components of our value proposition. Our large installed base of products provides a recurring revenue stream through our aftermarket parts, consumables and services offerings. As a result, our aftermarket revenue is significant, representing 36.1% of total Company revenue and approximately 42.8% of our combined Industrial Technologies and Services and High Pressure Solutions segments’ revenue in 2020.
Components of Our Revenue and Expenses
Revenues
We generate revenue from sales of original equipment and associated aftermarket parts, consumables and services. We sell our products and deliver services directly to end-users and through independent distribution channels, depending on the product line and geography. Revenue derived from short duration contracts is recognized at a single point in time when control is transferred to the customer, generally at shipment or when delivery has occurred or as services are performed. Certain contracts are highly-engineered and unique to customer specifications. Depending on the contractual terms, revenue is recognized either over the duration of the contract or at contract completion when control is transferred to the customer.
Expenses
Cost of Sales
Cost of sales includes purchased materials, labor and overhead related to manufactured products and aftermarket parts sold during a period. Depreciation of manufacturing equipment and facilities is included in cost of sales. Purchased materials represent the majority of costs of sales, with steel, aluminum, copper and partially finished castings representing our most significant materials inputs. Stock-based compensation expense for employees associated with the manufacture of products or delivery of services to customers is included in cost of sales. We have instituted a global sourcing strategy to take advantage of coordinated purchasing opportunities of key materials across our manufacturing plant locations.
Cost of sales for services includes direct labor, parts and other overhead costs including depreciation of equipment and facilities, to deliver repair, maintenance and other field services to our customers.
Selling and Administrative Expenses
Selling and administrative expenses consist of (i) salaries and other employee-related expenses for our selling and administrative functions and other activities not associated with the manufacture of products or delivery of services to customers; (ii) facility operating expenses for selling and administrative activities, including office rent, maintenance, depreciation and insurance; (iii) marketing and direct costs of selling products and services to customers including internal and external sales commissions; (iv) research and development expenditures; (v) professional and consultant fees; (vi) employee related stock-based compensation for our selling and administrative functions and (vii) other miscellaneous expenses. Certain corporate expenses, including those related to our shared service centers in the United States and Europe that directly benefit our businesses are allocated to our business segments. Certain corporate administrative expenses, including corporate executive compensation, treasury, certain information technology, internal audit and tax compliance, are not allocated to the business segments.
Amortization of Intangible Assets
Amortization of intangible assets represents the amortization of finite lived intangible assets recognized through accounting for acquisitions — including customer relationships, tradenames, and developed technology — as well as internal-use software.
Impairment of Other Intangible Assets
Impairment of other intangible assets represents the recognition of non-cash charges to reduce the carrying value of intangible assets other than goodwill to their fair value.

Other Operating Expense, Net
Other operating expense, net includes foreign currency gains and losses, restructuring charges, acquisition and integration costs, certain litigation and contract settlement losses, environmental remediation and other miscellaneous operating expenses.
Provision (Benefit) for Income Taxes
The provision or benefit for income taxes includes U.S. federal, state and local income taxes and all non-U.S. income taxes. We are subject to income tax in approximately 46 jurisdictions outside of the United States. Because we conduct operations on a global basis, our effective tax rate depends, and will continue to depend, on the geographic distribution of our pre-tax earnings among several different taxing jurisdictions. Our effective tax rate can also vary based on changes in the tax rates of the different jurisdictions, the availability of tax credits and non-deductible items.
Items Affecting our Reported Results
General Economic Conditions and Capital Spending in the Industries We Serve
Our financial results closely follow changes in the industries and end-markets we serve. Demand for most of our products depends on the level of new capital investment and planned and unplanned maintenance expenditures by our customers. The level of capital expenditures depends, in turn, on the general economic conditions as well as access to capital at reasonable cost. In particular, demand for our industrial products in our Industrial Technologies and Services and Precision and Science Technologies segment generally correlate with the rate of total industrial capacity utilization and the rate of change of industrial production. Capacity utilization rates above 80% have historically indicated a strong demand environment for industrial equipment. Demand for certain businesses in our Precision and Science Technologies segment are driven by favorable trends in healthcare spend due to an aging population requiring medical care and increased investment in health solutions and safety infrastructures in emerging economies. In our High Pressure Solutions segment, demand for our products that is influenced heavily by energy prices and the expectation as to future trends in those prices. Energy prices have historically been cyclical in nature and are affected by a wide range of factors. In addition to energy prices, demand for our upstream energy products are positively impacted by increasing global land rig count, drilled but uncompleted wells, the level of hydraulic fracturing intensity and activity measured by horsepower utilization and lateral lengths as well as drilling and completion capital expenditures. Over longer time periods, we believe that demand for all of our products also tends to follow economic growth patterns indicated by the rates of change in the GDP around the world, as augmented by secular trends in each segment. Our ability to grow and our financial performance will also be affected by our ability to address a variety of challenges and opportunities that are a consequence of our global operations, including efficiently utilizing our global sales, manufacturing and distribution capabilities and engineering innovative new product applications for end-users in a variety of geographic markets.
Foreign Currency Fluctuations
A significant portion of our revenues, approximately 49% for the year ended December 31, 2020, was recognized by subsidiaries with a functional currency other than the U.S. dollar. A significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.
Factors Affecting the Comparability of our Results of Operations
As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Key factors affecting the comparability of our results of operations are summarized below.
Acquisition of Ingersoll Rand Industrial
On February 29, 2020, we completed the acquisition of Ingersoll Rand Industrial. We reorganized our reportable segments in connection with this transaction and formed four new reportable segments.
•Industrial Technologies and Services – Ingersoll Rand Industrial’s Compression Technologies and Services (“CTS”) and Power Tools and Lift (“PTL”) businesses joined the legacy Gardner Denver Industrial segment (excluding the Specialty Pump businesses) and the midstream and downstream portions of the Gardner Denver Energy segment to form the new “Industrial Technologies and Services” segment.

•Precision and Science Technologies – Ingersoll Rand Industrial’s Precision Flow Systems (“PFS”) and ARO businesses joined the legacy Gardner Denver Medical segment and Specialty Pump businesses from the legacy Gardner Denver Industrial segment to form the new “Precision and Science Technologies” segment.
•Specialty Vehicle Technologies – Ingersoll Rand Industrial’s Club Car golf, utility and consumer low-speed vehicles business formed the new “Specialty Vehicle Technologies” segment.
•High Pressure Solutions – The upstream energy portion of the legacy Gardner Denver Energy segment was disaggregated to form the new “High Pressure Solutions” segment.
Ingersoll Rand Industrial is included in our results of operations beginning on the acquisition date (close of business February 29, 2020). Comparability between the years ended December 31, 2020 and 2019 will be affected by ten months of activity from Ingersoll Rand Industrial. Subsequent to the date of acquisition, in the year ended December 31, 2020, the Ingersoll Rand Industrial acquisition contributed $1,787.4 million, $406.1 million, and $741.4 million of revenue to the Industrial Technologies and Services, Precision and Science Technologies and Specialty Vehicle Technologies segments, respectively.
See Note 3 “Business Combinations” to our audited consolidated financial statements included elsewhere in this Form 10-K for further discussion of the acquisition of Ingersoll Rand Industrial.
Other acquisitions
Part of our strategy for growth is to acquire complementary flow control and compression equipment businesses, which provide access to new technologies or geographies or improve our aftermarket offerings. In addition to the Ingersoll Rand Industrial transaction discussed above, we have acquired several other businesses during the three year period ending December 31, 2020. While these acquisitions are not individually significant or significant in the aggregate, may be relevant when comparing our results from period to period.
See Note 3 “Business Combinations” to our audited consolidated financial statements included elsewhere in this Form 10-K for further discussion of these acquisitions.
Impact of Coronavirus (COVID-19)
We continue to assess and actively manage the impact of the ongoing COVID-19 pandemic on our global operations and also the operations of our suppliers and customers. Overall demand for our products has decreased as a result of the pandemic, which impacted our operating results for the year ended December 31, 2020. We are adhering to all state and country mandates and guidelines wherever we operate. Although certain of our facilities were closed for a period of time during the COVID-19 pandemic, currently all our major manufacturing locations are operational, in accordance with country mandates and guidelines. We are taking certain actions to reduce costs and preserve cash given the rapidly changing environment. The length of time the pandemic will impact our operations, and the operations of our customers and suppliers remains uncertain. See “The COVID-19 pandemic has adversely affected our business and results of operations, and could have a material and adverse effect on our business, results of operations and financial condition in the future” in Part II Item 1A. “Risk Factors” included elsewhere in this Form 10-K.
Variability within Upstream Energy Markets
We sell products and services to customers in upstream energy markets, primarily in the United States. Within our High Pressure Solutions segment, we manufacture pumps and associated aftermarket products and services used in drilling, hydraulic fracturing and well service applications.
Demand for upstream energy products has historically corresponded to the supply and demand dynamics related to oil and natural gas products, and has been influenced by oil and natural gas prices, the level and intensity of hydraulic fracturing activity rig count, drilling activity and other economic factors. These factors have caused the level of demand for certain of our High Pressure Solutions products to change at times (both positively and negatively) and we expect these trends to continue in the future.
Restructuring and Other Business Transformation Initiatives
We continue to implement business transformation initiatives. A key element of those business transformation initiatives was restructuring programs within our Industrial Technologies and Services, Precision and Science Technologies, Specialty Vehicle

Technologies and High Pressure Solutions segments as well as at the Corporate level. Restructuring charges, program related facility reorganization, relocation and other costs, and related capital expenditures were impacted most significantly.
Subsequent to the acquisition of Ingersoll Rand Industrial, the Company announced a restructuring program (“2020 Plan”) to create efficiencies and synergies, reduce the number of facilities and optimize operating margin within the merged Company. For the year ended December 31, 2020, $92.9 million was charged to expense related to this restructuring program.
We announced a restructuring program in the third quarter of 2018 that primarily involves workforce reductions and facility consolidations. For the year ended December 31, 2019, $17.1 million was charged to expense related to this restructuring program.
Stock-Based Compensation Expense
For the year ended December 31, 2020, we incurred stock-based compensation expense of approximately $51.3 million which was decreased by $0.5 million due to costs associated with employer taxes. The increase from 2019 was primarily due to increased awards as a result of the Ingersoll Rand Industrial acquisition as well as the $150 million equity grant to nearly 16,000 employees worldwide announced in the third quarter of 2020. See Note 17 “Stock-Based Compensation” to our audited consolidated financial statements included elsewhere in this Form 10-K for further discussion around our stock-based compensation expense.
For the year ended December 31, 2019, we incurred stock-based compensation expense of approximately $19.2 million which was increased by $1.5 million due to costs associated with employer taxes.
Outlook
Industrial Technologies and Services
The mission-critical nature of our Industrial Technologies and Services segment products across manufacturing processes drives a demand environment and outlook that are correlated with global and regional industrial production, capacity utilization and long-term GDP growth. Due to the uncertainty of current economic conditions associated with COVID-19, and its impact on end markets, our near-term visibility is limited. In the fourth quarter of 2020, we had $996.8 million of orders in our Industrial Technologies and Services segment, an increase of 154.8% over the fourth quarter of 2019. Approximately $601.9 million of these orders relate to the acquisition of Ingersoll Rand Industrial.
Precision and Science Technologies Segment
During the COVID-19 pandemic, the Precision and Science Technologies segment has seen increased demand for our vacuum pump and compressor solutions used in respirator and ventilator applications. Demand of other products and services have been curtailed as a result of the COVID-19 pandemic and near-term visibility is limited. In the fourth quarter of 2020 we booked $220.3 million of orders in our Precision and Science Technologies segment, an increase of 202.6% over the fourth quarter of 2019. Approximately $127.4 million of these orders relate to the acquisition of Ingersoll Rand Industrial.
Specialty Vehicle Technologies Segment
During 2020, the Specialty Vehicle Technologies segment is seeing consistent demand in golf end markets along with record demand for consumer vehicle and aftermarket parts offerings. This has helped to offset demand pressure in the commercial end markets as the COVID-19 pandemic continues to impact the hospitality and resort industries. In the fourth quarter of 2020, we had $274.2 million of orders in our Specialty Vehicle Technologies segment.
High Pressure Solutions Segment
The demand and outlook for the majority of our High Pressure Solutions products and services are influenced heavily by the supply and demand dynamics related to oil and natural gas products, and have been influenced by oil and natural gas prices, the level and intensity of hydraulic fracturing activity, global land rig count, the number of drilled but uncompleted wells and other economic factors. The COVID-19 pandemic and related economic repercussions have negatively impacted the global demand for oil and natural gas. The ultimate duration of these conditions is unknown. In the fourth quarter of 2020, we booked $38.8 million of orders in our High Pressure Solutions segment, a decrease of 50.9% over the fourth quarter of 2019.

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
For further information regarding these measures, see “Item 6. Selected Financial Data” and “Non-GAAP Financial Measures” below.
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
This section discusses our results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019. For a discussion and analysis of the year ended December 31, 2019, compared to the same in 2018, please refer to the “Management’s Discussion and Analysis of Financial Condition” and “Results of Operations” sections included in Item 7 in Exhibit 99.2 of our Current Report on Form 8-K, filed with the SEC on June 5, 2020.

Consolidated Results of Operations for the Years Ended December 31, 2020 and 2019

	Year Ended December 31,
	2020	2019
Consolidated Statements of Operations
Revenues	$4,910.2	$2,451.9
Cost of sales	3,296.8	1,540.2
Gross Profit	1,613.4	911.7
Selling and administrative expenses	894.8	436.4
Amortization of intangible assets	395.8	124.3
Impairment of other intangible assets	19.9	—
Other operating expense, net	217.2	75.7
Operating Income	85.7	275.3
Interest expense	111.1	88.9
Loss on extinguishment of debt	2.0	0.2
Other income, net	(8.0)	(4.7)
Income (Loss) Before Income Taxes	(19.4)	190.9
Provision for income taxes	13.0	31.8
Net Income (Loss)	(32.4)	159.1
Less: Net income attributable to noncontrolling interests	0.9	—
Net Income (Loss) Attributable to Ingersoll Rand Inc.	$(33.3)	$159.1

Percentage of Revenues
Gross profit	32.9%	37.2%
Selling and administrative expenses	18.2%	17.8%
Operating income	1.7%	11.2%
Net income	(0.7)%	6.5%
Adjusted EBITDA(1)	20.7%	22.9%

Other Financial Data
Adjusted EBITDA(1)	$1,017.6	$561.7
Adjusted net income(1)	599.0	329.3
Cash flows - operating activities	914.3	343.3
Cash flows - investing activities	(37.9)	(54.3)
Cash flows - financing activities	328.7	(11.5)
Free cash flow(1)	865.6	300.1
(1)See “Non-GAAP Financial Measures” below for a reconciliation to the most directly comparable GAAP measure.
Revenues
Revenues for 2020 were $4,910.2 million, an increase of $2,458.3 million, or 100.3%, compared to $2,451.9 million in 2019. The increase in revenues was primarily due to acquisitions, including Ingersoll Rand Industrial of $2,934.9 million partially offset by lower volumes due to the effects of COVID-19 in our Industrial Technologies and Services segment of $260.5 million and in our High Pressure Solutions segment of $220.5 million. The percentage of consolidated revenues derived from aftermarket parts and services was 36.1% in 2020 compared to 37.8% in 2019.
Gross Profit
Gross profit in 2020 was $1,613.4 million, an increase of $701.7 million, or 77.0%, compared to $911.7 million in 2019, and as a percentage of revenues was 32.9% in 2020 and 37.2% in 2019. The increase in gross profit is primarily due to acquisitions, including Ingersoll Rand Industrial, partially offset by the runoff of the fair valuation adjustments related to purchase price allocation from inventory into cost of sales, lower volumes due to the effects of COVID-19 in our Industrial Technologies and

Services segment and our High Pressure Solutions segment. The decrease in gross profit as a percentage of revenues is primarily due to the runoff of the fair valuation adjustments related to purchase price allocation from inventory into cost of sales and changes in segment mix.
Selling and Administrative Expenses
Selling and administrative expenses were $894.8 million in 2020, an increase of $458.4 million, or 105.0%, compared to $436.4 million in 2019. Selling and administrative expenses as a percentage of revenues increased to 18.2% in 2020 from 17.8% in 2019. This increase in selling and administrative expenses was primarily due to acquisitions, including Ingersoll Rand Industrial, increased professional and consultant fees and increased stock based compensation expense, partially offset by a decrease in advertising expenses and employee related expenses including salaries and wages, within our legacy business units.
Amortization of Intangible Assets
Amortization of intangible assets was $395.8 million in 2020, an increase of $271.5 million compared to $124.3 million in 2019. The increase was primarily due to the amortization of intangible assets related to the acquisition of Ingersoll Rand Industrial.
Impairment of Intangible Assets
Impairment of intangible assets was $19.9 million in 2020 due to the impairment of two tradenames in the Industrial Technologies and Services segment. See Note 8 “Goodwill and Other Intangible Assets” to our consolidated financial statements included elsewhere in this Form 10-K for further details.
Other Operating Expense, Net
Other operating expense, net was $217.2 million in 2020, an increase of $141.5 million compared to $75.7 million in 2019. The increase was primarily due to higher restructuring charges of $75.8 million, higher acquisition related expenses of $43.5 million, higher foreign currency transaction losses, net of $12.8 million and lower shareholder litigation recoveries of $6.0 million.
Interest Expense
Interest expense was $111.1 million in 2020, an increase of $22.2 million compared to $88.9 million in 2019. The increase was primarily due to the addition of a $1,900 million term loan entered into in conjunction with the acquisition of Ingersoll Rand Industrial and the addition of a $400 million term loan entered into in the second quarter of 2020, partially offset by a decrease in the weighted-average interest rate. The weighted-average interest rate was approximately 3.5% in 2020 and 5.4% in 2019.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $2.0 million in 2020, which was related to the refinancing of the senior secured term loan facility denominated in U.S. Dollars and the senior secured term loan facility denominated in Euros. See Note 10 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K for further details.
Other Income, Net
Other income, net, was $8.0 million in 2020, an increase of $3.3 million compared to $4.7 million in 2019. The increase in other income, net was primarily due to increased gains on postretirement plan investments of $10.5 million due to the additional defined benefit plans from the acquisition of Ingersoll Rand Industrial, partially offset by increased costs in the other components of net periodic benefit cost of $6.1 million due to the additional defined benefit plans from the acquisition of Ingersoll Rand Industrial.
Provision for Income Taxes
The provision for income taxes was $13.0 million resulting in a (67.0)% effective tax rate in 2020 compared to a provision of $31.8 million resulting in a 16.7% effective tax provision rate in 2019. The decrease in the tax provision and the change in the effective tax rate is primarily due to a reduction in the pre-tax book income in jurisdictions with lower effective tax rates combined with significant earnings in jurisdictions with higher tax rates. The reduction in pre-tax book income is mainly from the COVID-19 global pandemic, the transaction costs associated with the acquisition of Ingersoll Rand Industrial, and additional amortization and depreciation expense associated with the purchase price step up adjustments.

Net Income (Loss)
Net loss was $32.4 million in 2020 compared to net income of $159.1 million in 2019. The decrease in net income was primarily due to higher selling and administrative expenses, higher amortization, increased other operating expenses, net, and higher interest expense, partially offset by higher gross profit on increased revenues.
Adjusted EBITDA
Adjusted EBITDA increased $455.9 million to $1,017.6 million in 2020 compared to $561.7 million in 2019. Adjusted EBITDA as a percentage of revenues decreased 220 basis points to 20.7% in 2020 from 22.9% in 2019. The increase in Adjusted EBITDA was primarily due to acquisitions, including Ingersoll Rand Industrial of $691.1 million, partially offset by lower organic sales volume of $179.0 million and increased corporate costs associated with Ingersoll Rand Industrial. The decrease in Adjusted EBITDA as a percentage of revenues is primarily attributable to end market challenges in the upstream oil and gas market in our High Pressure Solutions segment.
Adjusted Net Income
Adjusted Net Income increased $269.7 million to $599.0 million in 2020 compared to $329.3 million in 2019. The increase was primarily due to increased Adjusted EBITDA, partially offset by an increased income tax provision, as adjusted and higher depreciation and interest expenses.

Non-GAAP Financial Measures
Set forth below are reconciliations of net income (loss) to Adjusted EBITDA and Adjusted Net Income and cash flows from operating activities to Free Cash Flow. For additional information regarding Adjusted EBITDA and Adjusted Net Income, see “How We Assess the Performance of Our Business” above.

	Year Ended December 31,
	2020	2019
Net Income (Loss)	$(32.4)	$159.1
Plus:
Interest expense	111.1	88.9
Provision for income taxes	13.0	31.8
Depreciation expense(a)	97.1	53.8
Amortization expense(b)	395.8	124.3
Impairment of other intangible assets	19.9	—
Restructuring and related business transformation costs(c)	97.9	25.6
Acquisition related expenses and non-cash charges(d)	233.2	54.6
Stock-based compensation(e)	50.8	20.7
Foreign currency transaction losses (gains), net	20.9	8.1
Loss on extinguishment of debt(f)	2.0	0.2
Shareholder litigation settlement recoveries(g)	—	(6.0)
Establish public company financial reporting compliance	—	0.6
Other adjustments(h)	8.3	—
Adjusted EBITDA	$1,017.6	$561.7
Minus:
Interest expense	$111.1	$88.9
Income tax provision, as adjusted(i)	192.0	77.9
Depreciation expense	97.1	53.8
Amortization of non-acquisition related intangible assets	18.4	11.8
Adjusted Net Income	$599.0	$329.3
Free Cash Flow
Cash flows - operating activities	$914.3	$343.3
Minus:
Capital expenditures	48.7	43.2
Free Cash Flow	$865.6	$300.1
(a)Depreciation expense excludes $8.0 million of depreciation of rental equipment for the year ended December 31, 2020.
(b)Represents $377.4 million and $112.5 million of amortization of intangible assets arising from the acquisition of Ingersoll Rand Industrial and other acquisitions (customer relationships, technology, tradenames and backlog) and $18.4 million and $11.8 million of amortization of non-acquisition related intangible assets, in each case for the years ended December 31, 2020 and 2019, respectively.
(c)Restructuring and related business transformation costs consisted of the following.

	Year Ended December 31,
	2020	2019
Restructuring charges	$92.9	$17.1
Facility reorganization, relocation and other costs	2.1	2.4
Other, net	2.9	6.1
Total restructuring and related business transformation costs	$97.9	$25.6
(d)Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs), and non-cash charges and credits arising from fair value purchase accounting adjustments.

(e)Represents stock-based compensation expense recognized for the year ended December 31, 2020 of $51.3 million decreased by $0.5 million due to costs associated with employer taxes. Represents stock-based compensation expense recognized for stock options outstanding for the year ended December 31, 2019 of $19.2 million increased by $1.5 million due to costs associated with employer taxes.
(f)Represents losses on the extinguishment of a portion of the U.S. term loan and the amendment of the revolving credit facility.
(g)Represents insurance recoveries of our shareholder litigation settlement in 2014.
(h)Includes (i) effects of the amortization of prior service costs and amortization of losses in pension and other postemployment (“OPEB”) expense, (ii) certain legal and compliance costs and (iii) other miscellaneous adjustments.
(i)Represents our income tax provision adjusted for the tax effect of pre-tax items excluded from Adjusted Net Income and the removal of applicable discrete tax items. The tax effect of pre-tax items excluded from Adjusted Net Income is computed using the statutory tax rate related to the jurisdiction that was impacted by the adjustment after taking into account the impact of permanent differences and valuation allowances. Discrete tax items include changes in tax laws or rates, changes in uncertain tax positions relating to prior years and changes in valuation allowances. All impacts relating to the Tax Cuts and Jobs Act of 2017 have been included as an adjustment on the “Tax law change” line of the table below.
The income tax provision, as adjusted for each of the periods presented below consists of the following.

	Year Ended December 31,
	2020	2019
Provision (benefit) for income taxes	$13.0	$31.8
Tax impact of pre-tax income adjustments	184.0	45.6
Discrete tax items	(5.0)	0.5
Income tax provision, as adjusted	$192.0	$77.9
Segment Results
As discussed above, we reorganized our segments during the three month period ended March 31, 2020 and no longer report under the three reportable segments of Industrial, Energy and Medical. Discussed below are the results of operations for the three reorganized reportable segments of Industrial Technologies and Services, Precision and Science Technologies and High Pressure Solutions as well as our new Specialty Vehicles Technologies reportable segment. Our Corporate operations (as described below) are not discussed separately as any results that had a significant impact on operating results are included in the consolidated results discussion above.
We evaluate the performance of our segments based on Segment Revenues and Segment Adjusted EBITDA. Segment Adjusted EBITDA is indicative of operational performance and ongoing profitability. Our management closely monitors Segment Adjusted EBITDA to evaluate past performance and identify actions required to improve profitability.
The segment measurements provided to, and evaluated by, the Chief Operating Decision Maker (“CODM”) are described in Note 22 “Segment Information” to our audited consolidated financial statements included elsewhere in this Form 10-K.
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
Segment Results for Years Ended December 31, 2020 and 2019
The following tables display Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments and illustrates, on a percentage basis, the impact of foreign currency fluctuations on Segment Revenues and Segment Adjusted EBITDA growth.

Industrial Technologies and Services Segment Results

	Years Ended December 31,		Percent Change
	2020	2019	2020 vs. 2019
Segment Revenues	$3,248.2	$1,700.9	91.0%
Segment Adjusted EBITDA	$759.8	$391.4	94.1%
Segment Margin	23.4%	23.0%	40 bps
2020 vs. 2019
Segment Revenues for 2020 were $3,248.2 million, an increase of $1,547.3 million, or 91.0%, compared to $1,700.9 million in 2019. The increase in Segment Revenues was primarily due to acquisitions, including Ingersoll Rand Industrial, of $1,787.4 million or 105.1% and improved pricing of $21.2 million or 1.2%, partially offset by lower volume of $260.5 million or 15.3%. The percentage of Segment Revenues derived from aftermarket parts and service was 40.2% in 2020 compared to 32.3% in 2019.
Segment Adjusted EBITDA in 2020 was $759.8 million, an increase of $368.4 million, or 94.1%, from $391.4 million in 2019. Segment Adjusted EBITDA Margin increased 40 bps to 23.4% from 23.0% in 2019. The increase in Segment Adjusted EBITDA was primarily due to acquisitions, including Ingersoll Rand Industrial, of $432.4 million or 110.5%, lower selling and administrative expenses of $35.4 million or 9.0%, and improved pricing of $21.2 million or 5.4%, partially offset by lower organic sales volumes of $104.0 million or 26.6% and unfavorable margin mix of $19.1 million or 4.9%.
Precision and Science Technologies Segment Results

	Years Ended December 31,		Percent Change
	2020	2019	2020 vs. 2019
Segment Revenues	$725.0	$316.6	129.0%
Segment Adjusted EBITDA	$220.2	$95.8	129.9%
Segment Margin	30.4%	30.3%	10 bps
2020 vs. 2019
Segment Revenues for 2020 were $725.0 million, an increase of $408.4 million, or 129.0%, compared to $316.6 million in 2019. The increase in Segment Revenues was primarily due to acquisitions, including Ingersoll Rand Industrial, of $406.1 million or 128.3% and improved pricing of $4.7 million or 1.5%, partially offset by lower volume of $4.6 million or 1.5%. The percentage of Segment Revenues derived from aftermarket parts and service was 14.6% in 2020 compared to 4.2% in 2019.
Segment Adjusted EBITDA in 2020 was $220.2 million, an increase of $124.4 million, or 129.9%, from $95.8 million in 2019. Segment Adjusted EBITDA Margin increased 10 bps to 30.4% from 30.3% in 2019. The increase in Segment Adjusted EBITDA was due primarily to acquisitions, including Ingersoll Rand Industrial, of $120.1 million or 125.4%, improved pricing of $4.7 million or 4.9% and lower selling and administrative expenses of $2.1 million or 2.2%, partially offset by lower volume of $1.8 million or 1.9%.
Specialty Vehicle Technologies Segment Results
The Specialty Vehicle Technologies segment is entirely composed of businesses acquired as part of the Ingersoll Rand Industrial transaction. Therefore, comparative prior period information was not part of our consolidated results.
Segment Revenues for 2020 were $741.4 million. The percentage of Segment Revenues derived from aftermarket parts and service was 26.0% in 2020.
Segment Adjusted EBITDA in 2020 was $138.6 million. Segment Adjusted EBITDA Margin was 18.7% in 2020.

High Pressure Solutions Segment Results

	Years Ended December 31,		Percent Change
	2020	2019	2020 vs. 2019
Segment Revenues	$195.6	$434.4	(55.0)%
Segment Adjusted EBITDA	$12.1	$117.0	(89.7)%
Segment Margin	6.2%	26.9%	(2,070) bps
2020 vs. 2019
Segment Revenues for 2020 were $195.6 million, a decrease of $238.8 million, or 55.0%, compared to $434.4 million in 2019. The decrease in Segment Revenues was primarily due to lower volume of $220.5 million or 50.8% and lower pricing $17.3 million or 4.0%. The percentage of Segment Revenues derived from aftermarket parts and service was 86.7% in 2020 compared to 83.9% in 2019.
Segment Adjusted EBITDA in 2020 was $12.1 million, a decrease of $104.9 million, or 89.7%, from $117.0 million in 2019. Segment Adjusted EBITDA Margin decreased 2,070 bps to 6.2% from 26.9% in 2019. The decrease in Segment Adjusted EBITDA was due primarily to lower volume of $73.2 million or 62.6%, lower pricing of $17.3 million or 14.8%, unfavorable margin mix of $10.6 million or 9.1% and higher selling and administrative expenses of $5.0 million or 4.3%.
Unaudited Quarterly Results of Operations

(in millions, except per share amounts)	Year Ended December 31, 2020(1)				Year Ended December 31, 2019
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$799.9	$1,264.4	$1,335.2	$1,510.7	$620.3	$629.1	$596.7	$605.8
Gross profit	$244.5	$360.0	$482.0	$526.9	$230.5	$234.4	$221.5	$225.3
Operating income (loss)	$(66.8)	$(52.2)	$74.3	$130.4	$80.2	$74.6	$72.9	$47.6
Net income (loss)	$(36.8)	$(176.6)	$29.9	$151.1	$47.1	$44.9	$41.3	$25.8
Net income (loss) attributable to Ingersoll Rand Inc.	$(36.8)	$(177.6)	$29.5	$151.6	$47.1	$44.9	$41.3	$25.8
Weighted average shares, basic	277.3	417.0	417.6	418.4	201.6	203.4	204.2	204.8
Weighted average shares, diluted	277.3	417.0	422.0	424.5	207.7	208.9	209.0	209.4
Basic earnings (loss) per share	$(0.13)	$(0.43)	$0.07	$0.36	$0.23	$0.22	$0.20	$0.13
Diluted earnings (loss) per share	$(0.13)	$(0.43)	$0.07	$0.36	$0.23	$0.21	$0.20	$0.12
Adjusted EBITDA(2)	$147.8	$241.2	$284.2	$344.4	$139.0	$146.3	$141.8	$134.6
(1)See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting the Comparability of our Results of Operations.”

(2)Set forth below are the reconciliations of Net Income to Adjusted EBITDA

	Year Ended December 31, 2020				Year Ended December 31, 2019
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Net Income (Loss)	$(36.8)	$(176.6)	$29.9	$151.1	$47.1	$44.9	$41.3	$25.8
Plus:
Interest expense	27.1	30.8	28.8	24.4	22.4	22.4	23.2	20.9
Provision (benefit) for income taxes	(58.9)	95.9	18.2	(42.2)	12.0	8.3	9.0	2.5
Depreciation expense	15.9	28.4	25.9	26.9	14.1	13.5	12.7	13.5
Amortization expense	55.2	114.6	114.2	111.8	31.4	30.9	30.4	31.6
Impairment of other intangible assets	—	—	19.9	—	—	—	—	—
Restructuring and related business transformation costs (a)	42.2	32.2	12.3	11.2	4.1	2.0	9.9	9.6
Acquisition related expenses and non-cash charges (b)	96.1	96.0	15.3	25.8	1.6	17.1	15.9	20.0
Environmental remediation loss reserve (c)	—	—	—	—	—	—	—	0.1
Establish public company financial reporting compliance(d)	—	—	—	—	0.6	—	—	—
Stock-based compensation(e)	3.0	12.7	12.8	22.3	8.7	6.2	—	5.8
Loss on extinguishment of debt(f)	2.0	—	—	—	—	0.2	—	—
Foreign currency transaction losses (gains), net	2.6	5.2	6.2	6.9	3.1	0.6	(0.6)	5.0
Shareholder litigation settlement recoveries(g)	—	—	—	—	(6.0)	—	—	—
Other adjustments(h)	(0.6)	2.0	0.7	6.2	(0.1)	0.2	—	(0.2)
Adjusted EBITDA	$147.8	$241.2	$284.2	$344.4	$139.0	$146.3	$141.8	$134.6
(a)Restructuring and related business transformation costs consist of (i) restructuring charges, (ii) severance, sign-on, relocation and executive search costs, (iii) facility reorganization, relocation and other costs, (iv) information technology infrastructure transformation, (v) gains and losses on asset disposals, (vi) consultant and other advisor fees and (vii) other miscellaneous costs.
(b)Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs) and non-cash charges and credits arising from fair value purchase accounting adjustments.
(c)Represents estimated environmental remediation costs and losses related to a former production facility.
(d)Represents third party expenses to comply with the requirements of Sarbanes-Oxley and the accelerated adoption of the new accounting standard (ASC 842 – Leases) in the first quarter of 2019, one year ahead of the required adoption dates for a private company.
(e)Represents stock-based compensation expense recognized for stock options outstanding for the year ended December 31, 2020 of $51.3 million, decreased by $0.5 million due to costs associated with employer taxes.
Represents stock-based compensation expense recognized for the year ended December 31, 2019 of $19.2 million, increased by $1.5 million due to costs associated with employer taxes.
(f)Represents losses on extinguishment of portions of the U.S. Term Loan, the amendment of the revolving credit facility and losses reclassified from AOCI into income related to the amendment of the interest rate swaps in conjunction with the debt repayment.
(g)Represents insurance recoveries of the Company’s shareholder litigation settlement in 2014.
(h)Includes (i) non-cash impact of net LIFO reserve adjustments, (ii) effects of amortization of prior service costs and amortization of losses in pension and other postemployment (“OPEB”) expense, (iii) certain legal and compliance costs and (iv) other miscellaneous adjustments.
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

As of December 31, 2020, we had no outstanding borrowings, $101.9 million of outstanding letters of credit under the New Revolving Credit Facility and unused availability of $998.1 million.
As of December 31, 2020 and 2019 we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.
Liquidity
A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	Year Ended December 31,
	2020	2019
Cash and cash equivalents	$1,750.9	$505.5

Short-term borrowings and current maturities of long-term debt	$40.4	$7.6
Long-term debt	3,859.1	1,603.8
Total debt	$3,899.5	$1,611.4
We can increase the borrowing availability under the Senior Secured Credit Facilities by up to $1,600.0 million in the form of additional commitments under the Revolving Credit Facility and/or incremental term loans plus an additional amount so long as we do not exceed a specified senior secured leverage ratio. We can incur additional secured indebtedness under the Senior Secured Credit Facilities if certain specified conditions are met under the credit agreement governing the Senior Secured Credit Facilities. Our liquidity requirements are significant primarily due to debt service requirements. See Note 10 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K for further details.
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
A substantial portion of our cash is in jurisdictions outside the United States. We do not assert ASC 740-30 (formerly APB 23) indefinite reinvestment of our historical non-U.S. earnings or future non-U.S. earnings. The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States. Our deferred income tax liability as of December 31, 2020 is $32.5 million which consists mainly of withholding taxes.

Working Capital

	For the Years Ended December 31,
	2020	2019
Net Working Capital
Current assets	$3,862.1	$1,543.9
Less: Current liabilities	1,498.6	574.6
Net working capital	$2,363.5	$969.3

Operating Working Capital
Accounts receivable and contract assets	$1,027.1	$488.1
Plus: Inventories (excluding LIFO)	934.8	489.5
Less: Accounts payable	671.1	322.9
Less: Contract liabilities	172.8	51.7
Operating working capital	$1,118.0	$603.0
Net working capital increased $1,394.2 million to $2,363.5 million as of December 31, 2020 from $969.3 million as of December 31, 2019. Operating working capital increased $515.0 million to $1,118.0 million as of December 31, 2020 from $603.0 million as of December 31, 2019. Operating working capital as of December 31, 2020 was 22.8% of 2020 revenues as compared to 24.6% as of December 31, 2019 as a percentage of 2019 revenues. The increase in operating working capital was primarily due to higher accounts receivable, higher inventories and higher contract assets, partially offset by higher accounts payable and higher contract liabilities. The increase in accounts receivable was primarily due to the acquisition of Ingersoll Rand Industrial, which accounts for $599.9 million of accounts receivable and $18.2 million of contract assets as of December 31, 2020. The increase in inventory was primarily attributable to the acquisition of Ingersoll Rand Industrial of which $447.4 million is included in the December 31, 2020 balance. The increase in accounts payable was primarily due to the acquisition of Ingersoll Rand Industrial of which $410.8 million is included in the December 31, 2020 balance and the timing of vendor cash disbursements. The increase in contract liabilities was due to the acquisition of Ingersoll Rand Industrial of which $113.9 million is included in the December 31, 2020 balance.
Cash Flows
The following table reflects the major categories of cash flows for the years ended December 31, 2020 and 2019, respectively.

	Year Ended December 31,
	2020	2019
Cash flows - operating activities	$914.3	$343.3
Cash flows - investing activities	(37.9)	(54.3)
Cash flows - financing activities	328.7	(11.5)
Free cash flow (1)	865.6	300.1
(1)See “Non-GAAP Financial Measures” for a reconciliation to the most directly comparable GAAP measure.
Operating activities
Cash provided by operating activities increased $571.0 million to $914.3 million in 2020 from $343.3 million in 2019, due to higher net income adjusted for non-cash items and from cash generated from operating working capital.
Operating working capital generated cash of $263.3 million in 2020 compared to generating cash of $38.7 million in 2019. Changes in account receivables generated cash of $100.3 million in 2020 compared to generating cash of $54.7 million in 2019. Changes in contract assets used cash of $12.6 million in 2020 compared to using cash of $9.1 million in 2019. Changes in inventory generated cash of $170.8 million in 2020 compared to generating cash of $18.7 million in 2019. Changes in accounts payable used cash of $13.3 million in 2020 compared to using cash of $9.2 million in 2019. Changes in contract liabilities generated cash of $18.1 million in 2020 compared to using cash of $16.4 million in 2019.

Investing activities
Cash flows used by investing activities included capital expenditures of $48.7 million (1.0% of consolidated revenues) and $43.2 million (1.8% of consolidated revenues) in 2020 and 2019, respectively. We expect capital expenditures will be in the range of 1.5% to 2.0% of consolidated revenues in 2021. Cash acquired (paid) in business combinations was $9.0 million in 2020 and $(12.0) million in 2019. Net proceeds from the disposal of property, plant and equipment were $1.8 million and $0.9 million in 2020 and 2019, respectively.
Financing activities
Cash provided by financing activities of $328.7 million in 2020 is primarily due to proceeds from long-term debt of $1,980.1 million, offset by repayments of long term debt of $1,619.1 million and payments of debt issuance costs of $47.8 million. Also included are proceeds from stock option exercises of $22.7 million and a net usage of cash of $3.0 million related to the purchase and sale of noncontrolling interests of our India subsidiary. See Note 12 “Stockholders' Equity and Noncontrolling Interests” to our audited consolidated financial statements included elsewhere in this Form 10-K for further details.
Cash used in financing activities of $11.5 million in 2019 reflects repayments of long-term debt of $32.8 million, purchases of treasury stock of $18.6 million, payments of $2.3 million for contingent consideration and payment of $0.5 million of debt issuance costs, partially offset by proceeds from stock option exercises of $42.7 million.
Free cash flow
Free cash flow increased $565.5 million to $865.6 million in 2020 from $300.1 million in 2019 primarily due to increased cash provided by operating activities, mainly driven by the acquisition of Ingersoll Rand Industrial.
Off-Balance Sheet
We have no off-balance sheet arrangements that have or are materially likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
The following table summarizes our future minimum payments as of December 31, 2020 for all contractual obligations for years subsequent to the year ended December 31, 2020.

		Payments Due by Period
Contractual Obligations	Total	2021	2022-2023	2024-2025	More than 5 years
Debt(1)	$3,933.1	$39.6	$79.3	$79.2	$3,735.0
Estimated interest payments(2)	586.1	80.4	169.6	206.1	130.0
Finance leases	17.2	0.8	1.8	2.2	12.4
Operating leases	159.2	57.4	66.2	23.5	12.1
Purchase obligations(3)	394.4	343.9	46.6	3.7	0.2
Total	$5,090.0	$522.1	$363.5	$314.7	$3,889.7
(1)As of February 28, 2020, we entered into an additional $1,900.0 million term loan in connection with the acquisition of Ingersoll Rand Industrial and as of June 29, 2020, we entered into a $400.0 million term loan. See Note 10 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K for further details.
(2)Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument. The increase of estimated interest payments since our previously disclosed contractual obligations on Form 10-K for the fiscal year ended December 31, 2019 was due to the $1,900.0 million term loan and $400.0 million term loan as discussed above, partially offset by lower interest rate.
(3)Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated as of December 31, 2020. For this reason, these amounts will not provide a complete and reliable indicator of our expected future cash outflows. The increase in purchase obligations since our previously disclosed contractual obligations on Form 10-K for the fiscal year ended December 31, 2019 was due to the acquisition of Ingersoll Rand Industrial.
Total pension and other postretirement benefit liabilities recognized on our consolidated balance sheet as of December 31, 2020 were $287.0 million. The total pension and other postretirement benefit liabilities are included in our consolidated balance sheet line items “Accrued liabilities” and “Pensions and other postretirement benefits.” Because these liabilities are impacted by, among other items, plan funding levels, changes in plan demographics and assumptions and investment return on plan assets, these liabilities do not represent expected liquidity needs. Accordingly, we did not include these liabilities in the “Contractual Obligations” table above.
We fund our U.S. qualified pension plans in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. We are committed to making the required minimum contributions and expect to contribute a total of approximately $0.1 million to our U.S. qualified pension plans during 2021. Furthermore, we expect to contribute a total of approximately $3.3 million to our postretirement life insurance benefit plans during 2021. Future contributions are dependent upon various factors including the performance of the plan assets, benefit payment experience and changes, if any, to current funding requirements. Therefore, no amounts were included in the “Contractual Obligations” table related to expected plan contributions. We generally expect to fund all future contributions to our plans with cash flows from operating activities.
Our non-U.S. pension plans are funded in accordance with local laws and income tax regulations. We expect to contribute a total of approximately $8.2 million to our non-U.S. qualified pension plans during 2021. No amounts have been included in the “Contractual Obligations” table related to these plans due to the same reasons indicated above.
Disclosure of amounts in the “Contractual Obligations” table regarding expected benefit payments in future years for our pension plans and other postretirement benefit plans cannot be properly reflected due to the ongoing nature of the obligations of these plans. We currently anticipate the annual benefit payments for the U.S. plans to be in the range of approximately $29.7 million to $42.1 million for the next several years, and the annual benefit payments for the non-U.S. plans to be in the range of approximately $13.1 million to $16.8 million for the next several years.
Contingencies
We are a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature for a company of our size and in our sector. We believe that such proceedings, lawsuits and administrative actions will not materially adversely affect our operations, financial condition, liquidity or competitive position. We have accrued liabilities and other liabilities on our consolidated balance sheet, including a total litigation reserve of $131.4 million as of December 31, 2020 with respect to potential liability arising from our asbestos-related litigation. Other than our asbestos-related litigation reserves, we only have de minimis accrued liabilities and other liabilities on our consolidated balance sheet with respect to other legal proceedings, lawsuits and administrative actions. A more detailed discussion of certain of these proceedings, lawsuits and administrative actions is set forth in “Item 3. Legal Proceedings.”
Critical Accounting Policies
Accounting policies discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. Certain of these policies include estimates and assumptions. These estimates reflect our best judgment about current, and for some estimates, future economic and market conditions and their effect based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that the judgments and estimates described below could change, which may result in future impairments of goodwill, intangibles and long-lived assets, increases in reserves for contingencies, establishment of valuation allowances on deferred tax assets and increase in tax liabilities, among other effects. Also see Note 1 “Summary of Significant Accounting Policies” to our audited consolidated financial statements included elsewhere in this Form 10-K, which discusses the significant accounting policies that we have selected from acceptable alternatives.
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
Significant judgment is required in estimating the fair value of identifiable intangible assets and in assigning their respective useful lives. The fair value estimates are based on historical information and on future expectations and assumptions deemed reasonable by management, but which are inherently uncertain. See Note 3 “Business Combinations” to our consolidated financial statements included elsewhere in this Form 10-K for further information regarding the fair value determination of each of the classes of identifiable intangible assets. Determining the useful life of an intangible asset also requires judgment. Certain intangibles are expected to have indefinite lives while certain other identifiable intangible assets have determinable lives. The useful lives of identifiable intangibles with determinable useful lives is based on a variety of factors, including but not limited to, the competitive environment, product cycles, order life cycles, historical customer attrition rates, market share, operating plans and the macroeconomic environment. The costs of determinable-lived intangible assets are amortized to expense over the estimated useful life.
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
Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our 2020 reporting unit valuations ranged from 8.5% to 9.5%. Additionally, we assumed 3.0% terminal growth rates for all reporting units, except a single reporting unit in which we determined it most appropriate to assume an 2.0% terminal growth rate due to it being closely aligned to the GDP percentage growth rate.
Under the market multiples approach, fair value is determined based on multiples derived from the stock prices of publicly traded guideline companies to develop a business enterprise value (“BEV”) for our reporting units. The application of the market multiples method entails the development of book value multiples based on the market value of the guideline companies. The multiples are developed by first calculating the market value of equity of the guideline companies and then adjusting these multiples for cash and debt to arrive at a BEV multiple. Identifying appropriate guideline companies and computing appropriate market multiples is subjective. We considered various public companies that had reasonably similar qualitative factors as our reporting units while also considering quantitative factors such as revenue growth, profitability and total assets.
The excess of the estimated fair value over carrying value (expressed as a percentage of carrying value) for two of our reporting units were between 4% and 6%, primarily due to the timing of the acquisition of Ingersoll Rand Industrial relative to our annual impairment test. For all other reporting units, this excess was a minimum of 25%. With each reporting unit’s fair value in excess of its carrying value, no goodwill impairment was recorded.
We annually test intangible assets with indefinite lives for impairment utilizing a discounted cash flow valuation referred to as the relief from royalty method. We estimated forecasted revenues for a period of five years with discount rates ranging from 9.0% to 10.0%, terminal growth rates of 2.0 % to 3.0%, and royalty rates ranging from 1.0% to 4.0%. As a result of this test, the Company recognized an impairment in 2020 of $19.9 million to reduce the carrying value of two tradenames in the Industrial Technologies and Services segment.
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
Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company has determined that it will follow the period cost method (option 1 above) going forward. The tax provision for the year ended December 31, 2020 reflects this decision. All of the additional calculations and rule changes found in the Tax Act have been considered in the tax provision for the year ended December 31, 2020. The Company recorded a tax expense of $5.3 million in 2020 for the GILTI provisions of the Tax Act that were effective for the first time during 2018.
Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. Amounts recorded for deferred tax assets related to tax attribute carryforwards, net of valuation allowances, were $40.7 million and $12.7 million as of December 31, 2020 and 2019, respectively, with the increase related to the Ingersoll Rand Industrial acquisition.

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
As of December 31, 2020, we had variable rate debt outstanding of $3,933.1 million at a current weighted average interest rate of approximately 2.0%, substantially all of which was incurred under our Senior Secured Credit Facility, under which an aggregate of $3,204.4 million was outstanding under the $1,900.0 million Dollar Term Loan B, $927.6 million Dollar Term Loan and $400.0 million Dollar Term Loan Series A, as well as €596.7 million outstanding under the €601.2 million Euro Term Loan Facility.
The Dollar Term Loan Facility and the Euro Term Loan Facility bear interest primarily based on LIBOR and EURIBOR, respectively, plus a spread. The Dollar Term Loan Facility is subject to a 0% LIBOR base rate floor and the Euro Term Loan Facility is subject to a 0% EURIBOR base rate floor. Thus, the interest rate on the Dollar Term Loan Facility and the Euro Term Loan Facility will fluctuate when LIBOR or EURIBOR, respectively, exceeds that percentage. As of December 31, 2020, LIBOR was higher than the 0% floor and EURIBOR was lower than the 0% floor.
We use interest rate swaps from time to time to offset our exposure to interest rate movements. These outstanding interest rate swaps qualify and are designated as cash flow hedges of forecasted LIBOR-based interest payments. As of December 31, 2020, we had no fixed-floating interest rate swaps. See Note 18 “Hedging Activities, Derivative Instruments and Credit Risk” to our audited consolidated financial statements included elsewhere in this Form 10-K.

The following table presents the impact of hypothetical changes in market interest rates across the yield curve by 100 basis points, including the effect of our interest rate swaps for the years ended December 31, 2020 and 2019 on our interest expense.

	Year Ended December 31,
	2020	2019
Increase (decrease) in market interest rates
100 basis points	$35.1	$4.7
(100) basis points(1) (2)	(4.7)	(1.0)
(1)A decrease in interest rates would not have impacted our interest expense in 2020 on EURIBOR debt which was lower than the 0% base rate floor under the Senior Secured Credit Facility for the entire fiscal year 2020, but would have impacted interest expense in 2020 on LIBOR debt which was higher than the 0% based rate floors under the Senior Secured Credit Facility for the year ended December 31, 2020.
(2)A decrease in interest rates would not have impacted our interest expense in 2019 on EURIBOR debt which was lower than the 0% base rate floor under the Senior Secured Credit Facility for the entire fiscal year 2019, but would have impacted interest expense in 2019 on LIBOR debt which was higher than the 0% based rate floors under the Senior Secured Credit Facility for the year ended December 31, 2019.
Foreign Currency Risk
We are exposed to foreign currency risks that arise from our global business operations. Changes in foreign currency exchange rates affect the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a subsidiary’s functional currency. In 2020, the relative strengthening of the U.S. dollar against foreign currencies had an unfavorable impact on our revenues and results of operations while in 2019, the relative weakening of the U.S. dollar against foreign currencies had a favorable impact on our revenues and results of operations. While future changes in foreign currency exchange rates are difficult to predict, our revenues and earnings may be adversely affected if the U.S. dollar strengthens against foreign currencies.
We seek to minimize our exposure to foreign currency risks through a combination of normal operating activities, including by conducting our international business operations primarily in their functional currencies to match expenses with revenues and the use of foreign currency forward exchange contracts and net investment hedges. In addition, to mitigate the risk arising from entering into transactions in currencies other than our functional currencies, we typically settle intercompany trading balances at least quarterly.
The table below presents the percentage of revenues and gross profit by functional currency for the years ended December 31, 2020 and 2019.

	U.S. Dollar	Euro	British Pound	Chinese Renminbi	Other
Years Ended December 31, 2020
Revenues	51%	24%	3%	12%	10%
Gross profit	47%	27%	3%	15%	8%

Years Ended December 31, 2019
Revenues	44%	31%	5%	6%	14%
Gross profit	42%	35%	6%	7%	10%
We utilize foreign currency denominated debt obligations supplemented from time to time with cross currency interest rate swaps designated as net investment hedges to selectively hedge portions of our investment in non-U.S. subsidiaries. The currency effects of the designated debt obligations and cross currency interest rate swaps are reflected in accumulated other comprehensive income within our stockholders’ equity, where they partially offset the currency translation effects of our investments in non-U.S. subsidiaries, which in turn partially offset gains and losses recorded on our net investments globally. These currency translation effects and offsetting impacts of our derivatives for the years ended December 31, 2020 and 2019 are summarized in Note 13 “Accumulated Other Comprehensive Income (Loss)” to our audited consolidated financial statements included elsewhere in this Form 10-K.
We also enter into foreign currency forward contracts to manage the risk arising from transaction gains and losses associated with intercompany loans with foreign subsidiaries. Our foreign currency forward contracts are typically short-term and are rolled forward as necessary upon settlement. As of December 31, 2020, we were party to ten foreign currency forward contracts, all of which are carried on our balance sheet at fair value. See Note 18 “Hedging Activities, Derivative Instruments and Credit Risk” to our audited consolidated financial statements included elsewhere in this Form 10-K.
The table below presents, for the year ended December 31, 2020, the hypothetical effect of a 10% appreciation in the average exchange rate of the U.S. dollar relative to the principal foreign currencies in which our revenues and gross profit are denominated.

	Year Ended December 31, 2020
	Euro	British Pound	Chinese Renminbi
Revenues	$(116.3)	$(16.2)	$(59.4)
Gross profit	(43.1)	(5.7)	(23.9)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	For the Years Ended December 31,
	2020	2019	2018
Revenues	$4,910.2	$2,451.9	$2,689.8
Cost of sales	3,296.8	1,540.2	1,677.3
Gross Profit	1,613.4	911.7	1,012.5
Selling and administrative expenses	894.8	436.4	434.6
Amortization of intangible assets	395.8	124.3	125.8
Impairment of other intangible assets	19.9	—	—
Other operating expense, net	217.2	75.7	9.1
Operating Income	85.7	275.3	443.0
Interest expense	111.1	88.9	99.6
Loss on extinguishment of debt	2.0	0.2	1.1
Other income, net	(8.0)	(4.7)	(7.2)
Income (Loss) Before Income Taxes	(19.4)	190.9	349.5
Provision for income taxes	13.0	31.8	80.1
Net Income (Loss)	(32.4)	159.1	269.4
Less: Net income attributable to noncontrolling interests	0.9	—	—
Net Income (Loss) Attributable to Ingersoll Rand Inc.	$(33.3)	$159.1	$269.4

Basic income (loss) per share	$(0.09)	$0.78	$1.34
Diluted income (loss) per share	$(0.09)	$0.76	$1.29
The accompanying notes are an integral part of these consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2020	2019	2018
Comprehensive Income Attributable to Ingersoll Rand Inc.
Net income (loss) attributable to Ingersoll Rand Inc.	$(33.3)	$159.1	$269.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	268.2	(1.5)	(61.0)
Unrecognized gains on cash flow hedges, net	10.9	7.2	18.1
Pension and other postretirement prior service cost and gain or loss, net	(8.9)	(6.5)	(4.6)
Other comprehensive income (loss), net of tax	270.2	(0.8)	(47.5)
Comprehensive income attributable to Ingersoll Rand Inc.	$236.9	$158.3	$221.9
Comprehensive Loss Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$0.9	$—	$—
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net	(1.4)	—	—
Total other comprehensive loss, net of tax	(1.4)	—	—
Comprehensive loss attributable to noncontrolling interests	$(0.5)	$—	$—
Total Comprehensive Income	$236.4	$158.3	$221.9
The accompanying notes are an integral part of these consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$1,750.9	$505.5
Accounts receivable, net of allowance for credit losses of $67.6 and $18.4, respectively	966.6	459.1
Inventories	943.6	502.5
Other current assets	201.0	76.8
Total current assets	3,862.1	1,543.9
Property, plant and equipment, net of accumulated depreciation of $373.3 and $298.4, respectively	797.3	326.6
Goodwill	6,303.6	1,287.7
Other intangible assets, net	4,732.6	1,255.0
Deferred tax assets	16.1	3.0
Other assets	346.9	212.2
Total assets	$16,058.6	$4,628.4
Liabilities and Equity
Current liabilities
Short-term borrowings and current maturities of long-term debt	$40.4	$7.6
Accounts payable	671.1	322.9
Accrued liabilities	787.1	244.1
Total current liabilities	1,498.6	574.6
Long-term debt, less current maturities	3,859.1	1,603.8
Pensions and other postretirement benefits	275.0	99.7
Deferred income taxes	875.7	251.0
Other liabilities	360.7	229.4
Total liabilities	6,869.1	2,758.5
Commitments and contingencies (Note 20)
Stockholders’ equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 420,123,978 and 206,767,529 shares issued as of December 31, 2020 and 2019, respectively	4.2	2.1
Capital in excess of par value	9,310.3	2,302.0
Accumulated deficit	(175.7)	(141.4)
Accumulated other comprehensive income (loss)	14.2	(256.0)
Treasury stock at cost; 1,496,169 and 1,701,785 shares as of December 31, 2020 and 2019, respectively	(33.3)	(36.8)
Total Ingersoll Rand Inc. stockholders' equity	9,119.7	1,869.9
Noncontrolling interests	69.8	—
Total equity	9,189.5	1,869.9
Total liabilities and equity	$16,058.6	$4,628.4
The accompanying notes are an integral part of these consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Ingersoll Rand Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at December 31, 2017	198.4	$2.0	$2,275.4	$(577.8)	$(199.8)	$(23.0)	$1,476.8	$—	$1,476.8
Net income	—	—	—	269.4	—	—	269.4	—	269.4
Issuance of common stock for stock-based compensation plans	2.7	—	6.8	—	—	—	6.8	—	6.8
Purchases of treasury stock	—	—	—	—	—	(11.5)	(11.5)	—	(11.5)
Share repurchase program	—	—	—	—	—	(29.2)	(29.2)	—	(29.2)
Issuance of treasury stock for stock-based compensation plans	—	—	(10.4)	—	—	10.7	0.3	—	0.3
Stock-based compensation	—	—	10.9	—	—	—	10.9	—	10.9
Other comprehensive loss, net of tax	—	—	—	—	(47.5)	—	(47.5)	—	(47.5)
Adoption of new accounting standard (ASU 2017-12)	—	—	—	(0.3)	0.3	—	—	—	—
Balance at December 31, 2018	201.1	$2.0	$2,282.7	$(308.7)	$(247.0)	$(53.0)	$1,676.0	$—	$1,676.0
Net income	—	—	—	159.1	—	—	159.1	—	159.1
Issuance of common stock for stock-based compensation plans	5.7	0.1	34.5	—	—	—	34.6	—	34.6
Purchases of treasury stock	—	—	—	—	—	(18.6)	(18.6)	—	(18.6)
Issuance of treasury stock for stock-based compensation plans	—	—	(26.4)	—	—	34.8	8.4	—	8.4
Stock-based compensation	—	—	11.2	—	—	—	11.2	—	11.2
Other comprehensive loss, net of tax	—	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Adoption of new accounting standard (ASU 2018-02)	—	—	—	8.2	(8.2)	—	—	—	—
Balance at December 31, 2019	206.8	$2.1	$2,302.0	$(141.4)	$(256.0)	$(36.8)	$1,869.9	$—	$1,869.9
Net income (loss)	—	—	—	(33.3)	—	—	(33.3)	0.9	(32.4)
Acquisition of Ingersoll Rand Industrial (Note 3)	211.0	2.1	6,934.9	—	—	—	6,937.0	73.3	7,010.3
Costs of issuing equity securities (Note 3)	—	—	(1.0)	—	—	—	(1.0)	—	(1.0)
Issuance of common stock for stock-based compensation plans	2.3	—	20.1	—	—	—	20.1	—	20.1
Purchases of treasury stock	—	—	—	—	—	(2.1)	(2.1)	—	(2.1)
Issuance of treasury stock for stock-based compensation plans	—	—	(3.2)	—	—	5.6	2.4	—	2.4
Stock-based compensation	—	—	57.5	—	—	—	57.5	—	57.5
Other comprehensive income (loss), net of tax	—	—	—	—	270.2	—	270.2	(1.4)	268.8
Adoption of new accounting standard (ASU 2016-13)	—	—	—	(1.0)	—	—	(1.0)	—	(1.0)
Adjustments for shares tendered in open offer (Note 12)	—	—	—	—	—	—	—	(14.9)	(14.9)
Adjustments for shares sold in offer for sale (Note 12)	—	—	—	—	—	—	—	11.9	11.9
Balance at December 31, 2020	420.1	$4.2	$9,310.3	$(175.7)	$14.2	$(33.3)	$9,119.7	$69.8	$9,189.5

INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$(32.4)	$159.1	$269.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of intangible assets	395.8	124.3	125.8
Depreciation	105.1	53.8	54.6
Impairment of other intangible assets	19.9	—	—
Non-cash restructuring charges	9.2	3.3	—
Stock-based compensation expense	51.3	19.2	2.8
Foreign currency transaction losses (gains), net	20.9	8.1	(1.9)
Non-cash adjustments to carrying value of LIFO inventories	50.1	0.2	0.2
Deferred income taxes	(104.4)	(21.3)	4.0
Other non-cash adjustments	14.7	1.0	0.0
Changes in assets and liabilities
Receivables	100.3	54.7	13.2
Inventories	170.8	18.7	(13.0)
Accounts payable	(13.3)	(9.2)	69.6
Accrued liabilities	137.2	(26.1)	(38.9)
Other assets and liabilities, net	(10.9)	(42.5)	(41.3)
Net cash provided by operating activities	914.3	343.3	444.5
Cash Flows From Investing Activities
Capital expenditures	(48.7)	(43.2)	(52.2)
Net cash acquired (paid) in business combinations	9.0	(12.0)	(186.3)
Disposals of property, plant and equipment	1.8	0.9	3.5
Net cash used in investing activities	(37.9)	(54.3)	(235.0)
Cash Flows From Financing Activities
Principal payments on long-term debt	(1,619.1)	(32.8)	(337.6)
Proceeds from long-term debt	1,980.1	—	—
Purchases of treasury stock	(2.1)	(18.6)	(40.7)
Proceeds from stock option exercises	22.7	42.7	6.8
Payments of contingent consideration	(1.1)	(2.3)	(1.4)
Payments of debt issuance costs	(47.8)	(0.5)	—
Payments of costs incurred to issue shares for Ingersoll Rand Industrial acquisition	(1.0)	—	—
Purchase of shares from noncontrolling interests	(14.9)	—	—
Proceeds from sale of noncontrolling interests	11.9	—	—
Other financing	—	—	(0.1)
Net cash from (used in) financing activities	328.7	(11.5)	(373.0)
Effect of exchange rate changes on cash and cash equivalents	40.3	6.8	(8.6)
Net increase (decrease) in cash and cash equivalents	1,245.4	284.3	(172.1)
Cash and cash equivalents, beginning of year	505.5	221.2	393.3
Cash and cash equivalents, end of year	$1,750.9	$505.5	$221.2

Supplemental Cash Flow Information
Cash paid for income taxes	$106.3	$61.6	$103.1
Cash paid for interest	98.7	85.6	98.5
Debt issuance costs in accounts payable	—	0.3	—
Debt issuance costs in accrued liabilities	—	5.6	—
Capital expenditures in accounts payable	4.0	4.8	10.0
The accompanying notes are an integral part of these consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share amounts)
Note 1:    Summary of Significant Accounting Policies
Overview and Basis of Presentation
On February 29, 2020, Ingersoll Rand Inc. (formerly known as Gardner Denver Holdings, Inc.) completed the acquisition of the Ingersoll Rand Industrial business (“Ingersoll Rand Industrial”) by way of merger and changed its name from Gardner Denver Holdings, Inc. to Ingersoll Rand Inc. The consolidated financial statements as of and for the year ended December 31, 2020 include the financial results of Ingersoll Rand Industrial from the date of acquisition.
Ingersoll Rand Inc. is a global market leader with a broad range of innovative and mission-critical air, fluid, energy, specialty vehicle and medical technologies, providing services and solutions to increase industrial productivity and efficiency. The accompanying consolidated financial statements include the accounts of Ingersoll Rand Inc. and its consolidated subsidiaries (collectively referred to herein as “Ingersoll Rand” or the “Company”).
The results of operations for the year ended December 31, 2020 are not necessarily indicative of future results. The COVID-19 pandemic continues to have a significant adverse impact on many areas of the global economy. The Company’s operating results will be subject to fluctuations based on general economic conditions, and the extent to which COVID-19 may ultimately impact its business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate extent of the spread of the disease and the duration of the outbreak and business closures or business disruptions for the Company, suppliers and customers.
Principles of Consolidation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions and accounts have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Company regularly evaluates the estimates and assumptions related to the allowance for credit losses, inventory valuation, warranty reserves, fair value of stock-based awards, goodwill, intangible asset, and long-lived asset valuations, employee benefit plan liabilities, over time revenue recognition, income tax liabilities and deferred tax assets and related valuation allowances, uncertain tax positions, restructuring reserves, and litigation and other loss contingencies. Actual results could differ materially and adversely from those estimates and assumptions, and such results could affect the Company’s consolidated net income, financial position, or cash flows.
Foreign Currency Translation
Assets and liabilities of the Company’s foreign subsidiaries, where the functional currency is not the U.S. Dollar (“USD”), are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the year. Adjustments resulting from the translation of the assets and liabilities of foreign operations into USD are excluded from the determination of net income (loss), and are reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, and included as a component of other comprehensive income (loss). Assets and liabilities of subsidiaries that are denominated in currencies other than the subsidiaries’ functional currency are remeasured into the functional currency using end of period exchange rates, or historical rates for certain balances, where applicable. Gains and losses related to these remeasurements are recorded within the Consolidated Statements of Operations as a component of “Other operating expense, net.”
Revenue Recognition
On January 1, 2018, the Company adopted the Financial Accounting Standards Board (“FASB”) ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The Company adopted the guidance using a modified retrospective approach. Results for the years ended December 31, 2020, 2019 and 2018 were recorded under ASC 606 in the Consolidated Statements of Operations. See Note 14 “Revenue from Contracts with Customers” for more discussion of the adoption of ASC 606 and the related significant accounting policies.
Leases
On January 1, 2019, the Company adopted FASB ASU 2016-02, Leases (Topic 842) (“ASC 842”) utilizing the optional transition method. The guidance required the Company to recognize right-of-use lease assets and lease liabilities on the balance sheet for those leases classified as operating leases. The Consolidated Balance Sheets as of December 31, 2020 and 2019 reflect the adoption of ASC 842. See Note 16 “Leases” for further discussion of the Company’s operating and financing leases.
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
Selling and Administrative Expenses
Selling and administrative expenses consist of (i) employee related salary, stock-based compensation expense, benefits and other expenses for selling, administrative functions and other activities not associated with the manufacture of products or delivery of services to customers; (ii) the costs of marketing and direct costs of selling products and services to customers including internal and external sales commissions; (iii) facilities costs including office rent, maintenance, depreciation, and insurance for selling and administrative activities; (iv) research and development expenditures; (v) professional and consultant fees; (vi) expenses related to the Company’s public stock offerings and to establish public company reporting compliance; and (vii) other miscellaneous expenses.
Cash and Cash Equivalents
Cash and cash equivalents are highly liquid investments primarily consisting of demand deposits and have original maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value. As of December 31, 2020 and 2019, cash of $3.1 million and $3.4 million, respectively, was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments on behalf of the Company.
Accounts Receivable
Trade accounts receivable consist of amounts owed for products shipped to or services performed for customers. Reviews of customers’ creditworthiness are performed prior to order acceptance or order shipment.
Trade accounts receivable are recorded net of an allowance for expected credit losses. The allowance for credit losses is based on the Company's assessment of losses that will result from its customers' inability or unwillingness to pay amounts owed to the Company. The allowance is determined using a combination of factors, including historical credit loss experience and the length of time that the trade receivables are past due, supplemented by the Company’s knowledge of customer-specific information, current market conditions and reasonable and supportable forecasts of future events and economic conditions.
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

Property, Plant and Equipment
Property, plant and equipment includes the historical cost of land, buildings, equipment, and significant improvements to existing plant and equipment or in the case of acquisitions, a fair market value of assets at the time of acquisition. Repair and maintenance costs that do not extend the useful life of an asset are recorded as an expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are generally as follows: buildings — 10 to 30 years, machinery and equipment — 7 to 10 years, and office furniture and equipment — 3 to 10 years.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired, liabilities assumed, and non-controlling interests, if any. Intangible assets, including goodwill, are assigned to the Company’s reporting units based upon their fair value at the time of acquisition. Goodwill and indefinite-lived intangibles such as tradenames are not subject to amortization but are assessed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired or that there is a probable reduction in the fair value of a reporting unit below its aggregate carrying value.
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
Long-Lived Assets Including Intangible Assets With Finite Useful Lives
Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which vary depending on the type of intangible assets. In determining the estimated useful lives of definite-lived intangibles, we consider the nature, competitive position, life cycle position and historical and expected future operating cash flows of each acquired assets, as well as our commitment to support these assets through continued investment and legal infringement protection.
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
Stock-Based Compensation
Stock-based compensation is measured for all stock-based equity awards made to employees and non-employee directors based on the estimated fair value as of the grant date. The determination of the fair values of stock-based awards at the grant date requires judgment, including estimating the expected term of the relevant stock-based payment awards and the expected volatility of the Company’s stock. The fair value of each stock option grant under the stock-based compensation plans is estimated on the date of grant or modification using the Black-Scholes-Merton option-pricing model. The expected stock volatility assumption was based on an average of the historical volatility over the expected term of the stock options. Forfeitures of stock options are accounted for as they occur. Restricted stock units are valued at the share price on the date of grant.
See Note 17 “Stock-Based Compensation Plans” for additional information regarding the Company’s equity compensation plans.
Pension and Other Postretirement Benefits
The Company sponsors a number of pension plans and other postretirement benefit plans worldwide. The calculation of the pension and other postretirement benefit obligations and net periodic benefit cost under these plans requires the use of actuarial valuation methods and assumptions. These assumptions include the discount rates used to value the projected benefit obligations, future rate of compensation increases, expected rates of return on plan assets and expected healthcare cost trend rates. The discount rates selected to measure the present value of the Company’s benefit obligations as of December 31, 2020 and 2019 were derived by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under the plans. In accordance with GAAP, actual results that differ from the Company’s assumptions are recorded in accumulated other comprehensive income (loss) and amortized through net periodic benefit cost over future periods. While management believes that the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement benefit obligations and future net periodic benefit cost.
See Note 11 “Benefit Plans” for disclosures related to the Company’s benefit plans, including quantitative disclosures reflecting the impact that changes in certain assumptions would have on service and interest costs and benefit obligations.
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
Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company has determined that it will follow the period cost method (option 1 above) going forward. The tax provision for the year ended December 31, 2020 reflects this decision. All of the additional calculations and rule changes found in the Tax Act have been considered in the tax provision for the year ended December 31, 2020. The Company recorded a tax expense of $5.3 million in 2020 for the GILTI provisions of the Tax Act that were effective for the first time during 2018.
Research and Development
For the years ended December 31, 2020, 2019 and 2018, the Company spent approximately $71 million, $25 million, and $24 million, respectively, on research activities relating to the development of new products and new product applications. All such expenditures were funded by the Company, expensed as incurred and recorded to “Selling and administrative expenses” in the Consolidated Statements of Operations.
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
Comprehensive Income
The Company’s comprehensive income consists of net income (loss) and other comprehensive income (loss), consisting of (i) unrealized foreign currency net gains and losses on the translation of the assets and liabilities of its foreign operations; (ii) realized and unrealized foreign currency gains and losses on intercompany notes of a long-term nature and hedges of net investments in foreign operations, net of income taxes; (iii) unrealized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes; and (iv) pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes. See Note 13 “Accumulated Other Comprehensive Income (Loss).”
Restructuring Charges
The Company incurs costs in connection with workforce reductions, facility consolidations and other actions. Such costs include employee termination benefits (one-time arrangements and benefits attributable to prior service), termination of contractual obligations, non-cash asset charges and other direct incremental costs.
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
Note 2:    New Accounting Standards
Adopted Accounting Standard Updates (“ASU”)
In August 2018, the FASB issued ASU 2018-14, Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this update eliminate, add and modify certain disclosure requirements for defined benefit pension plans. The guidance is effective for public companies beginning with its annual report for fiscal year 2020. This ASU did not have a material impact on the Company’s consolidated financial statements.
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
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40); Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update require implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancelable term of the cloud computing arrangement plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The Company adopted this guidance prospectively on January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update eliminate, add and modify certain disclosure requirements for fair value measurements as part of its disclosure framework project. The Company adopted this guidance on January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which added an impairment model that is based on expected losses rather than incurred losses and is called the Current Expected Credit Losses (“CECL”) model. This impairment model is applicable to loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables as well as any other financial asset with the contractual right to receive cash. Under the new model, an allowance equal to the estimate of lifetime expected credit losses is recognized which will result in more timely loss recognition. The guidance is intended to reduce complexity by decreasing the number of credit impairment models. The Company adopted this guidance on January 1, 2020, using a modified retrospective transition method. The Company recorded a cumulative-effect adjustment on the adoption date increasing “Accumulated deficit” in the Consolidated Balance Sheets by $1.0 million and decreasing “Accounts receivable, net of allowance for credit losses” in the Consolidated Balance Sheets by $1.0 million.
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
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions and amending and clarifying existing guidance. The guidance is effective for public companies beginning with the first quarter of 2021. Early adoption is permitted. The Company will adopt this amendment in the first quarter of 2021. The adoption is not expected to have a material impact on our consolidated financial statements.
Note 3:    Business Combinations
Ingersoll Rand Industrial Acquisition
On February 29, 2020 Ingersoll Rand completed the acquisition of Ingersoll Rand Industrial for the total estimated purchase consideration of approximately $6,937.0 million which represents Ingersoll Rand common stock with a fair value of $6,919.5 million and the balance equal to the fair value attributable to pre-acquisition service for replacement equity awards and deferred compensation arrangements settled in shares (or valued by reference to shares) of Ingersoll Rand common stock. Ingersoll Rand Industrial is a global provider of mission-critical flow control and compression equipment and associated aftermarket parts, consumables and services. Ingersoll Rand acquired Ingersoll Rand Industrial to extend and enhance its portfolio of products to address market opportunities in the compressor, blower, pump and other industrial product markets.
Immediately prior to the merger, Trane Technologies plc (formerly known as Ingersoll-Rand plc) (“Old IR” or “Trane Technologies”) completed a spin-off in which it distributed one share of common stock of Ingersoll-Rand Industrial US. Holdco, Inc. (“SpinCo”), par value $0.01 per share, for each share of Old IR, outstanding as of the record date for the spin-off on February 24, 2020. In accordance with the merger agreement by and among Ingersoll Rand, Old IR, SpinCo and Charm Merger Sub Inc., a wholly owned subsidiary of Ingersoll Rand (“Merger Sub”), Merger Sub merged with and into SpinCo (the “acquisition”) and each share of common stock of SpinCo, par value $0.01 per share (“SpinCo common stock”), issued and outstanding immediately prior to the acquisition was converted into the right to receive 0.8824 shares of common stock of Ingersoll Rand, par value $0.01 per share (“Ingersoll Rand common stock”). Immediately after the consummation of the acquisition, approximately 50.1% of the outstanding shares of Ingersoll Rand common stock on a fully-diluted basis was held by SpinCo stockholders and approximately 49.9% of the outstanding shares of the Company common stock on a fully-diluted basis was held by pre-acquisition Ingersoll Rand stockholders. Since Ingersoll Rand (formerly named Gardner Denver Holdings, Inc.) is the accounting acquirer, the fair value of the equity issued by Ingersoll Rand to SpinCo stockholders in the acquisition was determined by reference to the market price of Ingersoll Rand common stock. Accordingly, the purchase consideration below reflects the estimated fair value of the Ingersoll Rand shares issued in exchange for shares of SpinCo common stock in the acquisition, which is based on the final closing price of shares of Ingersoll Rand common stock prior to the effective time of the acquisition on February 28, 2020 of $32.79 per share. The Company incurred acquisition costs of $87.3 million, including $42.3 million and $45.0 million in the years ended December 31, 2020 and 2019, respectively. These costs are presented within “Other operating expenses, net” in the Consolidated Statements of Operations. In addition, the Company incurred $1.0 million in registration fees to issue shares for the acquisition of Ingersoll Rand Industrial. The $1.0 million reduced “Capital in excess of par value” of the Consolidated Balance Sheets.
The agreements between Ingersoll Rand and Trane Technologies contain customary post-closing procedures covering the measurement of working capital and the funded status of benefits plan obligations of Ingersoll Rand Industrial at the time of the spin-off. These post-closing procedures are ongoing as of December 31, 2020 and, upon completion, may result in payments to or proceeds from Trane Technologies. Should any payments or proceeds arise after the end of the measurement period, the Company will recognize any related adjustments to acquired assets or assumed liabilities within earnings in the period the adjustments are determined.
Purchase Price Allocation
In accordance with the FASB’s ASC 805 Business Combinations, Ingersoll Rand was determined to be the accounting acquirer. As such, the Company applied the acquisition method of accounting to the identifiable assets and liabilities of Ingersoll Rand Industrial, which have been measured at estimated fair value as of the date of the business combination.

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
The following table summarizes the allocation of consideration to the identifiable assets acquired and liabilities assumed by the Company, with the excess of purchase price over the fair value of Ingersoll Rand Industrial’s net assets recorded as goodwill. The initial accounting for the acquisition is substantially complete and no material changes are anticipated.

Purchase Price	Estimated Fair Value, as Previously Reported	Measurement Period Adjustments(4)	Estimated Fair Value, as Adjusted
Fair value of Ingersoll Rand common stock issued for Ingersoll Rand Industrial outstanding common stock(1)	$6,919.5	$—	$6,919.5
Fair value attributable to pre-merger service for replacement equity awards(2)	8.6	—	8.6
Fair value attributable to pre-merger service for deferred compensation plan(3)	8.9	—	8.9
Total purchase consideration	$6,937.0	$—	$6,937.0
Purchase Price Allocation
Cash	$41.3	$(2.5)	$38.8
Accounts receivable	579.9	8.5	588.4
Inventories	576.2	50.7	626.9
Other current assets	136.9	(49.7)	87.2
Property, plant and equipment	520.0	(3.5)	516.5
Goodwill	4,278.2	607.7	4,885.9
Intangible assets	4,501.3	(734.7)	3,766.6
Other noncurrent assets	269.8	1.1	270.9
Total current liabilities, including current maturities of long-term debt of $19.0 million	(830.6)	78.1	(752.5)
Deferred tax liability	(900.6)	66.9	(833.7)
Long-term debt, net of debt issuance costs and an original issue discount	(1,851.7)	—	(1,851.7)
Other noncurrent liabilities	(310.4)	(22.6)	(333.0)
Noncontrolling interest	(73.3)	—	(73.3)
	$6,937.0	$—	$6,937.0
(1)Represents the fair value of 211,023,522 shares of the Company’s common stock issued for Ingersoll Rand Industrial outstanding common stock multiplied by $32.79, the price per share of common stock as of the closing price on February 28, 2020.
(2)Represents the fair value of the replacement equity awards to the extent those related to services provided by the employee of Ingersoll Rand Industrial prior to closing. See Note 17 “Stock-Based Compensation Plans” for additional information about the replacement equity awards.
(3)Represents the fair value of the deferred compensation plan liabilities that must be settled in shares of the plan sponsor's common stock. See Note 11 “Benefit Plans” for additional information on assumed deferred compensation plan liabilities.
(4)The measurement period adjustments were to refine fair value measurements of intangible assets and carrying amounts of certain assets and liabilities, as well as adjustments to related deferred tax liabilities.
Summary of Significant Fair Value Methods
The methods used to determine the fair value of significant identifiable assets and liabilities included in the allocation of purchase price are discussed below.

Inventories
Acquired inventory was comprised of finished goods, work in process and raw materials. The fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance relating to the selling effort. The fair value of work in process inventory was primarily calculated as the estimated selling price, adjusted for estimated costs to complete the manufacturing, estimated costs of the selling effort, as well as a reasonable profit margin on the remaining manufacturing and selling effort. The fair value of raw materials and supplies was determined based on replacement cost which approximates historical carrying value. The fair value step-up of inventory of $116.2 million is comprised of step-up of inventory measured on a First In First Out (“FIFO”) basis of $70.3 million and inventories measured on a Last In First Out (“LIFO”) basis of $45.9 million. Inventory measured on a FIFO basis was amortized to “Cost of sales” in the consolidated financial statements as the inventory is sold. For inventories measured on a LIFO basis, the acquired inventory became the LIFO base layer inventory and is evaluated for lower-of-cost-or-market adjustments in subsequent periods as necessary.
Property, Plant and Equipment
The fair value of property, plant and equipment was primarily calculated using replacement costs adjusted for the age and condition of the asset, with the exception of real property which was calculated using the market approach, and is summarized below.

Land and buildings	$215.1
Machinery and equipment	256.9
Office furniture and equipment	13.4
Other	1.0
Construction in progress	30.1
Total property, plant and equipment	$516.5
Identifiable Intangible Assets
The fair value and weighted average useful life of the Ingersoll Rand Industrial identifiable intangible assets are as follows.

	Fair Value	Weighted Average Useful Life (Years)
Tradenames(1)	$1,312.0	Indefinite
Developed technology(2)	236.0	7
Customer relationships(3)	2,101.0	13
Backlog(4)	81.2	<1
Other(5)	36.4	2
Total identifiable intangible assets	$3,766.6
(1)Tradenames were identified from brands of Ingersoll Rand Industrial. The fair value of tradenames were determined using a relief from royalty methodology which estimates the cost savings generated by a company related to the ownership of an asset for which it would otherwise have had to pay royalties or license fees on revenues earned through the use of the asset. The discount rate used was determined at the time of measurement based on an analysis of the implied internal rate of return of the transaction, weighted average cost of capital and weighted average return on assets. Tradenames are expected to have an indefinite useful life.
(2)Developed technology was identified from the products of Ingersoll Rand Industrial. Fair values were determined using a relief from royalty methodology with similar methodology and assumptions as described in the tradename description above. The economic useful lives were determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.
(3)Customer relationships represent the fair value of existing relationships with the Ingersoll Rand Industrial customers. Their fair values were determined using the Multi-Period Excess Earning Method which involves isolating the net earnings attributable to the asset being measured based on present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. This method includes a valuation of the assembled workforce, using the Cost Approach, for purposes of calculating contributory asset charges to be used in the Multi-Period Excess Earning Method valuations. The economic useful lives were determined based on historical customer attrition rates.
(4)Backlog primarily relates to the dollar value of purchase arrangements with customers, effective, as of a given point in time, that are based on mutually agreed terms which, in some cases, may still be subject to completion of written documentation and may be changed or cancelled by the customer, often without penalty. Ingersoll Rand Industrial’s backlog consists of these arrangements with assigned shipment dates expected, in most cases, within three to twelve months. The fair value were determined using the Multi-Period Excess Earning Method. The economic useful lives were based on the time to fulfill the outstanding order backlog obligation.
(5)Other intangible assets is primarily comprised of software.
The Company believes that the amounts of purchased intangible assets recorded represent the fair values of and approximates the amounts a market participant would pay for these intangible assets as of the acquisition date.
Leases, including lease liabilities and right-of-use (“ROU”) assets
Lease liabilities, included in “Accrued liabilities” and “Other non-current liabilities” in the Consolidated Balance Sheets, at the acquisition date, were measured at the present value of the future minimum lease payments over the remaining lease term and the incremental borrowing rate of Ingersoll Rand as if the acquired leases were new leases as of the acquisition date. ROU assets included in “Other assets” in the Consolidated Balance Sheets as of the acquisition date, are equal to the amount of the lease liability at the acquisition date adjusted for any off-market terms of the lease. The remaining lease term was based on the remaining term at the acquisition date plus any renewal or extension options that the Company is reasonably certain will be exercised.
Pension and Other Postretirement Liabilities
Ingersoll Rand recognized a pretax net liability representing the net funded status of Ingersoll Rand Industrial’s defined-benefit pension and other postretirement benefit (“OPEB”) plans. See Note 11 “Benefit Plans” for further information on the pension and OPEB arrangements.
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
The fair value for long term debt was determined based on the total indebtedness less debt issuance costs as the debt consummated at the time of closing of the acquisition.
Deferred Income Tax Assets and Liabilities
The acquisition was structured as a merger and therefore, the Company assumed the historical tax basis of Ingersoll Rand Industrial’s assets and liabilities. The deferred income tax assets and liabilities include the expected future federal, state and foreign tax consequences associated with temporary differences between the fair values of the assets acquired and liabilities assumed and the respective tax bases. Tax rates utilized in calculating deferred income taxes generally represent the enacted statutory tax rates at the effective date of the acquisition in the jurisdictions in which legal title of the underlying asset or liability resides. See Note 15 “Income Taxes” for further information related to income taxes.
Noncontrolling Interests
As of the date of acquisition, Ingersoll Rand Industrial assumed a controlling interest of approximately 74% in Ingersoll-Rand India Limited. The remaining shares were owned by unaffiliated shareholders and traded on India stock exchanges, representing a noncontrolling interest. Ingersoll Rand’s fair value of noncontrolling interest was based on market quote of Indian Rupee 639.2 per share, available on the last trading day on February 28, 2020 prior to the closing date of the acquisition. Considering noncontrolling shares of 8.2 million, the fair value of noncontrolling interest is $73.3 million.
Other Assets Acquired and Liabilities Assumed (excluding Goodwill)
The Company utilized the carrying values, net of allowances, to value accounts receivable and accounts payable as well as other current assets and liabilities as it was determined that carrying values represented the fair value of those items at the acquisition date.

Goodwill
The excess of the consideration for the acquisition over the fair value of net assets acquired was recorded as goodwill. The goodwill is attributable to expected synergies and expanded market opportunities from combining the Company’s operations with those of Ingersoll Rand Industrial. The goodwill created in the acquisition is not expected to be deductible for tax purposes. See Note 8 “Goodwill and Other Intangible Assets” for the allocation of goodwill among the Company's segments.
Results of Ingersoll Rand Industrial Subsequent to the Acquisition
The operating results of Ingersoll Rand Industrial have been included in the Company’s consolidated financial statements from the date of acquisition through December 31, 2020. The Company’s consolidated statements of operations for the year ended December 31, 2020 included revenues of $2,930.3 million and net loss of $10.8 million, which includes the effects of purchase accounting adjustments, primarily the amortization of intangible assets and the impacts on operating expenses of fair value adjustments to acquired inventory and property, plant and equipment.
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

	2020	2019
Revenues	$5,398.0	$6,146.5
Net Income (Loss)	164.8	101.1
The unaudited pro forma information includes adjustments for the purchase price allocation (including, but not limited to, amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to stock-based compensation expense, fair value adjustments to acquired inventories, the purchase accounting effect on deferred revenue, interest expense and amortization of debt issuance costs, transaction costs and related tax impacts) and the alignment of accounting policies.
The table below reflects the impact of material and nonrecurring adjustments to the unaudited pro forma results for the years ended December 31, 2020 and 2019 that are directly attributable to the acquisition.

	2020	2019
Increase (decrease) to revenue as a result of deferred revenue fair value adjustment, net of tax	$13.8	$(13.8)
Increase (decrease) to expense as a result of inventory fair value adjustment, net of tax	(89.6)	89.6
Increase (decrease) to expense as a result of transaction costs, net of tax	(34.8)	34.8
Transactions with Trane Technologies
Ingersoll Rand and Trane Technologies plc entered into several agreements as of February 29, 2020 covering administrative, tax and supply arrangements. These include a Transition Services Agreement to provide corporate function support for a period of not longer than twenty-four calendar months. During the year ended December 31, 2020, the Company incurred expenses of $25.1 million for services received under the Transition Service Agreement and related agreements.
Other Acquisitions
The Company acquired the following businesses during the three years ended December 31, 2020. Proforma information has not been provided as the acquisitions did not have a material impact on the Company’s Consolidated Statements of Operations individually or in the aggregate. The revenues and operating income of each of the acquisitions below are included in the Company’s consolidated financial statements from the acquisition date.

Acquisition of Albin Pump SAS
On September 1, 2020, the Company acquired Albin Pump SAS (“Albin”), a manufacturer of electric peristaltic pumps. The company acquired Albin for cash consideration, net of cash acquired, of $15.5 million and deferred consideration of $0.9 million. The results of this business are reported within the Precision and Science Technologies segment from the date of acquisition.
Other Acquisitions in 2020
The Company acquired two sales and service businesses, one in the United States and one in Europe, in the Industrial Technologies and Services segment for cash consideration of $15.0 million and deferred consideration of $5.1 million.
Acquisition of Air Compressors and Blowers North Limited
On August 19, 2019, the Company acquired Air Compressors and Blowers North Limited (“ACBN”), a provider of vacuum pumps, blowers and compressors. The Company acquired certain assets of ACBN for total consideration of $7.0 million. The results of ACBN are included in the Industrial Technologies and Services segment. None of the goodwill resulting from this acquisition is deductible for tax purposes.
Acquisition of Oina VV AB
On July 3, 2019, the Company acquired Oina VV AB (“Oina”) which specializes in customized pump solutions for liquid handling processes for use in medical, process and industrial applications. The Company acquired all of the assets and assumed certain liabilities of Oina for total consideration, net of cash acquired, of $10.0 million. The results of Oina are included in the Precision and Science Technologies segment. None of the goodwill resulting from this acquisition is deductible for tax purposes.
Acquisition of MP Pumps, Inc.
On December 12, 2018, the Company acquired MP Pumps, Inc. (“MP Pumps”), a leading manufacturer of specialty industrial pumps and associated aftermarket parts. The Company acquired all of the assets and assumed certain liabilities of MP Pumps for total consideration, net of cash acquired, of $58.5 million. The results of MP Pumps are included in the Precision and Science Technologies segment. None of the goodwill resulting from this acquisition is deductible for tax purposes.
Acquisition of DV Systems, Inc.
On November 2, 2018, the Company acquired DV Systems, Inc. (“DV Systems”), a leading manufacturer of rotary screws and piston compressors and associated aftermarket parts. The Company acquired all of the assets and assumed certain liabilities of DV Systems for total consideration, net of cash acquired, of $16.1 million. The results of DV Systems are included in the Industrial Technologies and Services segment. None of the goodwill resulting from this acquisition is deductible for tax purposes.
Acquisition of PMI Pump Parts
On May 29, 2018, the Company acquired PMI Pump Parts (“PMI”), a leading manufacturer of plungers and other well service pump consumable products. The Company acquired all of the assets and assumed certain liabilities of PMI for total consideration, net of cash acquired, of $21.0 million. The results of PMI are included in the High Pressure Solutions segment. None of the goodwill resulting from this acquisition is deductible for tax purposes.
Acquisition of Runtech Systems Oy
On February 8, 2018, the Company acquired 100% of the stock of Runtech Systems Oy (“Runtech”), a leading global manufacturer of turbo vacuum technology systems and optimization solutions for industrial applications. The Company acquired all of the assets and assumed certain liabilities of Runtech for total cash consideration of $94.9 million, net of cash acquired. The results of Runtech are included in the Industrial Technologies and Services segment. The purchase price allocation resulted in the recording of $63.6 million of goodwill and $31.3 million of amortizable intangible assets as of the acquisition date. None of the goodwill resulting from this acquisition is deductible for tax purposes.

Acquisition Revenues and Operating Income
The revenue included in the financial statements for these acquisitions subsequent to their acquisition date was $105.8 million, $137.6 million and $96.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. For the years ended December 31, 2020, 2019 and 2018, operating income included in the financial statements for the acquisitions described above, subsequent to their date of acquisition was $14.0 million, $19.1 million and $8.3 million, respectively.
Note 4:    Restructuring
Restructuring Program 2018 to 2019
In the third quarter of 2018, the Company announced a restructuring program that primarily involved workforce reductions and facility consolidation. This restructuring program was completed as of December 31, 2020.
Restructuring Program 2020 to 2022
Subsequent to the acquisition of Ingersoll Rand Industrial, the Company announced a restructuring program (“2020 Plan”) to create efficiencies and synergies, reduce the number of facilities and optimize operating margin within the merged Company. The Company expects to incur total expenses of approximately $350.0 million related to workforce reductions, lease termination costs, other facility rationalization costs and other business related transformation costs from 2020 until 2022. The Company expects to realize approximately $300.0 million in annualized cost synergies by the end of 2022. The Company continues to evaluate operating efficiencies and anticipates incurring additional costs in the coming years in connection with these activities, but is unable to estimate those amounts at this time as such plans are not yet finalized.
For the year ended December 31, 2020, $92.9 million was charged to expense through “Other operating expense, net” in the Consolidated Statements of Operations ($70.3 million for Industrial Technologies and Services, $8.9 million for High Pressure Solutions, $6.9 million for Precision and Science Technologies, $6.0 million for Corporate and $0.8 million for Specialty Vehicle Technologies).
The following table summarizes the activity associated with the Company’s restructuring programs for the years ended December 31, 2019 and 2020, respectively.

	2020	2019
Balance at beginning of the period	$5.0	$8.8
Charged to expense - termination benefits	75.5	10.8
Charged to expense - other(1)	8.2	3.0
Acquired restructuring	5.1	—
Payments	(77.3)	(17.8)
Other, net	1.0	0.2
Balance at end of the period	$17.5	$5.0
(1)Excludes $9.2 million and $3.3 million of non-cash charges that impacted restructuring expense but not the restructuring liabilities during the years ended December 31, 2020 and 2019, respectively.
The restructuring reserve related to these programs was $17.5 million and $5.0 million as of December 31, 2020 and 2019, respectively, and recorded in “Accrued liabilities” in the Consolidated Balance Sheets.

Note 5:    Allowance for Credit Losses
The allowance for credit losses for the years ended December 31, 2020, 2019 and 2018 consisted of the following.

	2020	2019	2018
Balance at beginning of the period	$18.4	$17.4	$18.7
Acquisition - Ingersoll Rand Industrial	28.8	—	—
Provision charged to expense	24.1	3.6	1.8
Write-offs, net of recoveries	(6.2)	(2.4)	(2.2)
Foreign currency translation and other	2.5	(0.2)	(0.9)
Balance at end of the period	$67.6	$18.4	$17.4
Note 6:    Inventories
Inventories as of December 31, 2020 and 2019 consisted of the following.

	2020	2019
Raw materials, including parts and subassemblies	$587.8	$370.5
Work-in-process	88.6	47.6
Finished goods	258.4	71.4
	934.8	489.5
Excess of LIFO costs over FIFO costs	8.8	13.0
Inventories	$943.6	$502.5
As of December 31, 2020, $646.8 million, or 69%, of the Company’s inventory is accounted for on a first-in, first-out (“FIFO”) basis and the remaining $296.8 million, or 31%, is accounted for on a last-in, first-out (“LIFO”) basis.
As of December 31, 2019, $371.3 million, or 74%, of the Company’s inventory is accounted for on a first-in, first-out (“FIFO”) basis and the remaining $131.2 million, or 26%, is accounted for on a last-in, first-out (“LIFO”) basis.
Approximately $447.4 million of the increase in inventories from December 31, 2019 to December 31, 2020 is related to the acquisition of Ingersoll Rand Industrial. In the year ended December 31, 2020, the Company recorded non-cash adjustments of $45.9 million to reduce the carrying value of inventories acquired in the merger with Ingersoll Rand Industrial accounted for under the LIFO liquidation method, all of which was recognized in Cost of sales in the three month period ended June 30, 2020.
Note 7:    Property, Plant and Equipment
Property, plant and equipment, net as of December 31, 2020 and 2019 consisted of the following.

	2020	2019
Land and land improvements	$66.8	$33.7
Buildings	341.4	154.6
Machinery and equipment	666.6	363.6
Office furniture and equipment	57.3	40.9
Construction in progress	38.5	32.2
	1,170.6	625.0
Accumulated depreciation	(373.3)	(298.4)
Property, plant and equipment, net	$797.3	$326.6

Note 8:    Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill attributable to each reportable segment for the years ended December 31, 2020 and 2019 are as follows.

	Industrial Technologies and Services	Precision and Science Technologies	Specialty Vehicle Technologies	High Pressure Solutions	Total
Balance as of December 31, 2018	$866.8	$227.9	$—	$194.8	$1,289.5
Acquisitions	6.3	2.0	—	—	8.3
Foreign currency translation and other(1)	(7.7)	(2.4)	—	—	(10.1)
Balance as of December 31, 2019	865.4	227.5	—	194.8	1,287.7
Acquisitions	3,213.5	1,165.5	525.6	—	4,904.6
Foreign currency translation	72.3	38.4	0.6	—	111.3
Balance as of December 31, 2020	$4,151.2	$1,431.4	$526.2	$194.8	$6,303.6
(1) During the year ended December 31, 2019, the Company recorded immaterial measurement period adjustments.
The Company acquired four businesses during the year ended December 31, 2020. The excess of the purchase price over the estimated fair values of intangible assets, identifiable assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price was preliminary for certain of these acquisitions and is subject to refinement based on final fair values of the identified assets acquired and liabilities assumed. The goodwill attributable to the four businesses is as follows.

2020 Acquisitions	Industrial Technologies and Services	Precision and Science Technologies	Specialty Vehicle Technologies	High Pressure Solutions	Total
Ingersoll Rand Industrial	$3,198.0	$1,162.3	$525.6	$—	$4,885.9
Albin Pump SAS	—	3.2	—	—	3.2
Other acquisitions	15.5	—	—	—	15.5
	$3,213.5	$1,165.5	$525.6	$—	$4,904.6
The Company acquired two businesses during the year ended December 31, 2019. The excess of the purchase price over the estimated fair values of intangible assets, identifiable assets and assumed liabilities was recorded as goodwill. The goodwill attributable to the two businesses is as follows.

2019 Acquisitions	Industrial Technologies and Services	Precision and Science Technologies	Specialty Vehicle Technologies	High Pressure Solutions	Total
Oina	$—	$2.0	$—	$—	$2.0
ACBN	6.3	—	—	—	6.3
	$6.3	$2.0	$—	$—	$8.3
As of December 31, 2020 and 2019, goodwill included a total of $563.9 million of accumulated impairment losses. Of the total accumulated impairment losses incurred, $343.3 million was within the High Pressure Solutions segment and $220.6 million was within the Industrial Technologies and Services segment.
Goodwill Impairment Tests
Consistent with our accounting policy in Note 1, we performed our annual goodwill impairment testing as of the first day of our fiscal fourth quarters of 2020, 2019 and 2018. For the years ended December 31, 2020, 2019 and 2018, each reporting unit’s fair value was in excess of its net carrying value, and therefore, no goodwill impairment was recorded.

Other Intangible Assets
Other intangible assets as of December 31, 2020 and 2019 consisted of the following.

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer lists and relationships	$3,446.9	$(966.0)	$2,480.9	$1,238.7	$(673.9)	$564.8
Technology	285.9	(39.0)	246.9	30.2	(6.0)	24.2
Tradenames	41.8	(15.6)	26.2	40.4	(11.9)	28.5
Other	105.5	(60.0)	45.5	64.0	(40.8)	23.2
Unamortized intangible assets:
Tradenames	1,933.1	—	1,933.1	614.3	—	614.3
Total other intangible assets	$5,813.2	$(1,080.6)	$4,732.6	$1,987.6	$(732.6)	$1,255.0
Amortization of intangible assets was $395.8 million, $124.3 million and $125.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization of intangible assets is anticipated to be approximately $340 million in each of 2021 and 2022, $320 million in each of 2023 and 2024 and $240 million in 2025 based upon currency exchange rates as of December 31, 2020.
Other Intangible Asset Impairment Tests
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
Consistent with our accounting policy in Note 1, we performed our annual intangible asset impairment testing as of the first day of our fiscal fourth quarters of 2020, 2019 and 2018. For the years ended December 31, 2020, 2019 and 2018, other than as discussed above, each tradename’s fair value was in excess of its net carrying value, and therefore, no impairment was recorded.
Other Considerations Related to COVID-19 Pandemic
As of December 31, 2020, there were no indications that the carrying value of any goodwill or other intangible assets may not be recoverable and no further impairment charges were booked in 2020. However, continued adverse impacts of the COVID-19 pandemic on the Company’s consolidated financial results could require an impairment charge related to one or more of these intangible assets in a future period.

Note 9:    Accrued Liabilities
Accrued liabilities as of December 31, 2020 and 2019 consisted of the following:

	2020	2019
Salaries, wages, and related fringe benefits	$230.5	$60.7
Contract liabilities	172.8	51.7
Product warranty	54.1	22.7
Operating lease liabilities	57.4	17.1
Restructuring	17.5	5.0
Taxes	118.7	22.5
Other	136.1	64.4
Total accrued liabilities	$787.1	$244.1
A reconciliation of the changes in the accrued product warranty liability for the years ended December 31, 2020 and 2019 is as follows.

	2020	2019
Balance at the beginning of period	$22.7	$23.9
Product warranty accruals	28.8	30.8
Acquired warranty	31.3	—
Settlements	(30.5)	(31.9)
Charged to other accounts(1)	1.8	(0.1)
Balance at the end of period	$54.1	$22.7
(1)Includes primarily the effects of foreign currency translation adjustments for the Company’s subsidiaries with functional currencies other than the USD and changes in the accrual related to acquisitions or divestitures of businesses.
Note 10: Debt
Debt as of December 31, 2020 and 2019 consisted of the following.

	2020	2019
Short-term borrowings	$—	$—
Long-term debt
Dollar Term Loan, due 2024(1)	$—	$927.6
Euro Term Loan, due 2024(2)	—	673.9
Dollar Term Loan B, due 2027(3)	1,883.7	—
Dollar Term Loan, due 2027(4)	919.6	—
Euro Term Loan, due 2027(5)	728.0	—
Dollar Term Loan Series A, due 2027(6)	392.4	—
Finance leases and other long-term debt	17.2	18.0
Unamortized debt issuance costs	(41.4)	(8.1)
Total long-term debt, net, including current maturities	3,899.5	1,611.4
Current maturities of long-term debt	40.4	7.6
Total long-term debt, net	$3,859.1	$1,603.8
(1)The weighted-average interest rate was 4.47% for the period from January 1, 2020 through February 27, 2020.
(2)The weighted-average interest rate was 3.00% for the period from January 1, 2020 through February 27, 2020.
(3)As of December 31, 2020, this amount is presented net of unamortized discounts of $2.1 million. As of December 31, 2020, the applicable interest rate was 1.90% and the weighted-average rate was 2.16% for the year ended December 31, 2020.
(4)As of December 31, 2020, this amount is presented net of unamortized discounts of $1.0 million. As of December 31, 2020, the applicable interest rate was 1.90% and the weighted-average rate was 2.16% for the year ended December 31, 2020.
(5)As of December 31, 2020, this amount is presented net of unamortized discounts of $0.7 million. As of December 31, 2020, the applicable interest rate was 2.00% and the weighted-average rate was 2.00% for the year ended December 31, 2020.

(6)As of December 31, 2020, this amount is presented net of unamortized discounts of $5.6 million. As of December 31, 2020, the applicable interest rate was 2.90% and the weighted-average rate was 2.91% for the year ended December 31, 2020.
Senior Secured Credit Facilities
The Company entered into a senior secured credit agreement with UBS AG, Stamford Branch, as administrative agent, and other agents and lenders party thereto (the “Senior Secured Credit Facilities”) on July 30, 2013.
The Senior Secured Credit Facilities entered into on July 30, 2013 provided senior secured financing in the equivalent of approximately $2,825.0 million, consisting of: (i) a senior secured term loan facility denominated in U.S. Dollars (the “Original Dollar Term Loan Facility”) in an aggregate principal amount of $1,900.0 million; (ii) a senior secured term loan facility denominated in Euros (the “Original Euro Term Loan Facility”) in an aggregate principal amount of €400.0 million; and (iii) a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $400.0 million available to be drawn in U.S. dollars (“USD”), Euros (“EUR”), Great British Pounds (“GBP”) and other reasonably acceptable foreign currencies, subject to certain sublimits for the foreign currencies. The Revolving Credit Facility includes borrowing capacity available for letters of credit up to $200.0 million and for borrowings on same-day notice, referred to as swingline loans.
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
Amendment No. 2 refinanced the Original Dollar Term Loan Facility with a replacement $1,285.5 million senior secured U.S. dollar term loan facility (the “New Dollar Term Loan Facility”) and the Original Euro Term Loan Facility with a replacement €615.0 million senior secured euro term loan facility (the “New Euro Term Loan Facility”). Further the maturity for both term loan facilities was extended to July 30, 2024 and LIBOR Floor was reduced from 1.0% to 0.0%.
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
The Company entered into Amendment No. 4 to the Senior Secured Credit Facilities with UBS AG, Stamford Branch, as Resigning Agent and Citibank, N.A. as Successor Agent on June 28, 2019 (“Amendment No. 4”). Amendment No. 4 (i) refinanced the existing senior secured revolving credit facility with a replacement $450.0 million senior secured revolving credit facility (the “New Revolving Credit Facility”); (ii) extended the maturity of the revolving credit facility to June 28, 2024, (iii) terminated the revolving credit facility commitments of certain lenders under the existing senior secured revolving credit facility under the Senior Secured Credit Facilities, (iv) provided for up to $200.0 million of the New Revolving Credit Facility to be available for the purpose of issuing letters of credit; (v) provided for the replacement of GD First (UK) Limited by Gardner Denver Holdings, Ltd. as the UK Borrower under the Senior Secured Credit Facilities; (vi) transferred the Administrative Agent, Collateral Agent and Swingline Lender roles under the Senior Secured Credit Facilities to Citibank, N.A; and (vii) made certain other corresponding technical changes and updates. At the consummation of the pending merger between Gardner Denver Holdings, Inc., and Ingersoll-Rand plc, Amendment No. 4 increased the aggregate amount of the New Revolving Credit Facility to $1,000.0 million and increases the capacity under the New Revolving Credit Facility to issue letters of credit to $400.0 million. As a result of Amendment No. 4, the Company wrote off $0.2 million of debt issuance costs to the “Loss on extinguishment of debt” in the Consolidated Statements of Operations for the year ended December 31, 2019.
On February 28, 2020, the Company entered into Amendment No. 5 to the Credit Agreement (“Amendment No. 5”). Amendment No. 5 refinanced the existing New Dollar Term Loan Facility and New Euro Term Loan Facility. The proceeds from the replacement $927.6 million Dollar Term Loan (“Dollar Term Loan”) and replacement €601.2 million Euro Term Loan (“Euro Term Loan”) were used to refinance the outstanding New Dollar Term Loan Facility and New Euro Term Loan Facility. The proceeds from the Dollar Term Loan and the Euro Term Loan were reduced by an original issue discount of $1.2 million and €0.8 million, respectively. The Euro Term Loan and Dollar Term Loan will mature on February 28, 2027. The refinancing of the New Dollar Term Loan and the New Euro Term Loan resulted in the write off of unamortized debt issuance costs of $2.0 million which was presented within “Loss on extinguishment of debt” in the Consolidated Statements of Operations.
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
The Senior Secured Credit Facilities provide that the Company will have the right at any time to request incremental term loans and/or revolving commitments in an aggregate principal amount of up to (i) the greater of (a) $1,600 million and (b) 100% of Consolidated EBITDA (as defined in the Senior Secured Credit Facilities) for the most recently ended four consecutive fiscal quarter period plus (ii) voluntary prepayments and voluntary commitment reductions of the Senior Secured Credit Facilities and certain other permitted indebtedness prior to the date of any such incurrence plus (iii) an additional amount equal to (a) in the case of incremental loans and/or commitments that are secured on an equal priority basis with the Senior Secured Credit Facilities, an amount such that after giving effect to the incurrence of such additional amount, the Company does not exceed a Consolidated First Lien Secured Debt to Consolidated EBITDA Ratio (as defined in the Senior Secured Credit Facilities) of 4.50 to 1.00 or the Consolidated First Lien Secured Debt to Consolidated EBITDA Ratio immediately prior to any such incurrence and all transactions consummated in connection therewith or (b) in the case of incremental loans and/or commitments that are secured on a junior priority basis to the Senior Secured Credit Facilities, an amount such that after giving effect to the incurrence of such additional amount, the Company does not exceed a Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Senior Secured Credit Facilities) of 5.00 to 1.00 or the Consolidated Total Debt to Consolidated EBITDA Ratio immediately prior to any such incurrence and all transactions consummated in connection therewith. The lenders under the Senior Secured Credit Facilities are not under any obligation to provide any such incremental commitments or loans, and any such addition of, or increase in commitments or loans, will be subject to certain customary conditions.
As of December 31, 2020, the aggregate amount of commitments under the Revolving Credit Facility was $1,100.0 million and the capacity under the Revolving Credit Facility to issue letters of credit was $400.0 million. As of December 31, 2020, the Company had no outstanding borrowings, $101.9 million of outstanding letters of credit under the New Revolving Credit Facility and unused availability of $998.1 million.
Interest Rate and Fees
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
The Company may voluntarily repay outstanding loans under the Senior Secured Credit Facilities at any time without premium or penalty, subject to certain customary conditions, including reimbursements of the lenders’ redeployment costs actually incurred in the case of a prepayment of LIBOR borrowings other than on the last day of the relevant interest period, provided that (i) any voluntary prepayment of the Dollar Term Loan, the Dollar Term Loan B or the Euro Term Loan prior to August 28, 2020, in connection with a repricing transaction would have been subject to a prepayment premium of 1.00% of the principal amount so prepaid and (ii) any voluntary prepayment of Dollar Term Loan Series A prior to December 29, 2020, in connection with a repricing transaction would have been subject to a prepayment premium of 1.00% of the principal amount so prepaid.
Amortization and Final Maturity
The Dollar Term Loan, Dollar Term Loan B, Dollar Term Loan Series A, and Euro Term Loan amortize in equal to quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of such term loan, with the balances payable on February 28, 2027.
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
Receivables Financing Agreement
In May 2016, the Company entered into the Receivables Financing Agreement with PNC Bank, National Association (the “Receivables Financing Agreement”), providing for aggregated borrowing of up to $75.0 million governed by a borrowing base. The Receivables Financing Agreement provided for a lower cost alternative for the issuance of letters of credit with the remaining unused capacity providing additional liquidity. On June 30, 2017, the Company signed the first amendment of the Receivables Financing Agreement which increased the aggregated borrowing capacity by $50.0 million to $125.0 million governed by a borrowing base and extended the term to June 30, 2020. On February 27, 2020, Gardner Denver, Inc., as initial servicer, Gardner Denver Finance II LLC, as borrower, and PNC Bank, National Association as lender, LC participant, LC bank, and administrative agent, entered into the third amendment (the “Third Amendment”) to the Receivables Financing Agreement dated as of May 17, 2016. Among other changes, the Third Amendment extended the scheduled termination date of the Receivables Financing Agreement from September 30, 2020 to December 31, 2020 and amended the definition of “Change of Control” to (i) remove the requirement that certain specified equity holders maintain a minimum ownership level of the outstanding voting stock of the Company, (ii) increase the threshold at which the acquisition of ownership by a person, entity or group of other equity holders constitutes a “Change of Control” and (iii) make certain other technical changes and updates.
On August 13, 2020, the Company terminated the Receivables Financing Agreement with PNC Bank, National Association. As part of the termination, the Company paid all outstanding liabilities, obligations, and other indebtedness under the Receivables Financing Agreement.
Total Debt Maturities
Total debt maturities for the five years subsequent to December 31, 2020 and thereafter are approximately $40.4 million, $40.5 million, $40.6 million, $40.7 million, $40.8 million and $3,747.3 million, respectively.
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
The following table provides a reconciliation of the changes in the benefit obligations and in the fair value of the plan assets for the periods described below.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2020	2019	2020	2019	2020	2019
Reconciliation of Benefit Obligations:
Beginning balance	$59.8	$57.4	$346.5	$304.9	$3.4	$3.1
Service cost	5.8	—	3.8	1.5	—	—
Interest cost	9.5	2.2	6.1	7.7	0.5	0.1
Plan amendments	—	—	—	—	(1.6)	—
Actuarial losses (gains)	18.1	4.3	24.4	35.9	2.0	0.4
Benefit payments	(29.0)	(2.8)	(12.8)	(10.3)	(2.7)	(0.2)
Acquisitions	424.0	—	56.7	—	29.5	—
Plan settlements	(0.9)	(1.3)	—	—	0.3	—
Effect of foreign currency exchange rate changes	—	—	21.0	6.8	0.1	—
Benefit obligations ending balance	$487.3	$59.8	$445.7	$346.5	$31.5	$3.4
Reconciliation of Fair Value of Plan Assets:
Beginning balance	$61.1	$57.7	$249.1	$212.2
Actual return on plan assets	36.5	7.4	19.0	35.3
Employer contributions	0.1	0.1	7.6	4.3
Acquisitions	327.2	—	12.0	—
Plan settlements	(0.9)	(1.3)	—	—
Benefit payments	(29.0)	(2.8)	(12.8)	(10.3)
Effect of foreign currency exchange rate changes	—	—	9.9	7.6
Fair value of plan assets ending balance	$395.0	$61.1	$284.8	$249.1

Funded Status as of Period End	$(92.3)	$1.3	$(160.9)	$(97.4)	$(31.5)	$(3.4)
Amounts recognized as a component of accumulated other comprehensive income (loss) as of December 31, 2020 and 2019 that have not been recognized as a component of net periodic benefit cost are presented in the following table.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2020	2019	2020	2019	2020	2019
Net actuarial losses (gains)	$(0.8)	$5.7	$75.7	$58.8	$2.4	$0.2
Prior service cost	—	—	3.2	3.5	(1.6)	—
Amounts included in accumulated other comprehensive income (loss)	$(0.8)	$5.7	$78.9	$62.3	$0.8	$0.2
For defined benefit pension plans, the Company estimates that $5.6 million of net losses and $0.1 million of prior service costs will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during the year ending December 31, 2021. For other postretirement benefit plans, the Company estimates no net losses and prior service costs will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during the year ending December 31, 2021.

Pension and other postretirement benefit liabilities and assets are included in the following captions in the Consolidated Balance Sheets as of December 31, 2020 and 2019.

	2020	2019
Other assets	$2.3	$2.3
Accrued liabilities	(17.9)	(2.2)
Pension and other postretirement benefits	(269.1)	(99.7)
The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2020 and 2019.

	U.S. Pension Plans		Non-U.S. Pension Plans
	2020	2019	2020	2019
Projected benefit obligations	$425.2	$1.0	$441.4	$330.1
Accumulated benefit obligation	415.9	1.0	406.3	325.3
Fair value of plan assets	331.0	—	260.5	235.3
The accumulated benefit obligation for all U.S. defined benefit pension plans was $478.0 million and $59.8 million as of December 31, 2020 and 2019, respectively. The accumulated benefit obligation for all non-U.S. defined benefit pension plans was $426.7 million and $339.1 million as of December 31, 2020 and 2019, respectively.
The following tables provide the components of net periodic benefit cost (income) and other amounts recognized in other comprehensive income (loss), before income tax effects, for the years ended December 31, 2020, 2019 and 2018.

	U.S. Pension Plans
	2020	2019	2018
Net Periodic Benefit Cost (Income):
Service cost	$5.8	$—	$—
Interest cost	9.5	2.2	2.1
Expected return on plan assets	(12.0)	(2.2)	(4.7)
Amortization of prior-service cost	—	—	—
Amortization of net actuarial loss	—	0.1	—
Net periodic benefit cost (income)	3.3	0.1	(2.6)
Loss due to settlement	—	—	—
Total net periodic benefit cost (income) recognized	$3.3	$0.1	$(2.6)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial (gain) loss	$(6.4)	$(0.9)	$5.8
Amortization of net actuarial loss	—	(0.1)	—
Prior service cost	—	—	—
Amortization of prior service cost	—	—	—
Effect of foreign currency exchange rate changes	—	—	—
Total recognized in other comprehensive income (loss)	$(6.4)	$(1.0)	$5.8
Total recognized in net periodic benefit (income) cost and other comprehensive income (loss)	$(3.1)	$(0.9)	$3.2

	Non-U.S. Pension Plans
	2020	2019	2018
Net Periodic Benefit Cost (Income):
Service cost	$3.8	$1.5	$1.8
Interest cost	6.1	7.7	7.5
Expected return on plan assets	(11.0)	(10.3)	(11.6)
Amortization of prior-service cost	0.1	0.1	—
Amortization of net actuarial loss	2.9	2.0	1.8
Net periodic benefit cost (income)	1.9	1.0	(0.5)
Loss due to curtailments	—	—	—
Total net periodic benefit cost (income) recognized	$1.9	$1.0	$(0.5)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial loss (gain)	$16.3	$10.9	$2.9
Amortization of net actuarial loss	(2.9)	(2.0)	(1.8)
Prior service cost	—	—	3.7
Amortization of prior service cost	(0.1)	(0.1)	—
Effect of foreign currency exchange rate changes	4.2	1.1	(2.8)
Total recognized in other comprehensive income (loss)	$17.5	$9.9	$2.0
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$19.4	$10.9	$1.5

	Other Postretirement Benefits
	2020	2019	2018
Net Periodic Benefit Cost:
Service cost	$—	$—	$—
Interest cost	0.5	0.1	0.1
Expected return on plan assets	—	—	—
Amortization of prior-service cost	—	—	—
Amortization of net actuarial loss	—	—	—
Net periodic benefit cost	$0.5	$0.1	$0.1
Loss due to curtailments or settlements	0.3	—	—
Total net periodic benefit cost recognized	$0.8	$0.1	$0.1
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial loss (gain)	$2.0	$0.4	$(0.1)
Amortization of net actuarial loss	—	—	—
Prior service cost	(1.6)	—	—
Amortization of prior service cost	—	—	—
Effect of foreign currency exchange rate changes	—	—	0.1
Total recognized in other comprehensive income (loss)	$0.4	$0.4	$—
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$1.2	$0.5	$0.1
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
The following weighted-average actuarial assumptions were used to determine net periodic benefit cost (income) for the years ended December 31, 2020, 2019 and 2018.

	Pension Benefits - U.S. Plans
	2020	2019	2018
Discount rate	2.7%	4.0%	3.6%
Expected long-term rate of return on plan assets	2.6%	4.00%	7.75%

	Pension Benefits - Non-U.S. Plans
	2020	2019	2018
Discount rate	1.6%	2.6%	2.3%
Expected long-term rate of return on plan assets	4.4%	4.9%	5.0%
Rate of compensation increases	2.7%	2.8%	2.8%

	Other Postretirement Benefits
	2020	2019	2018
Discount rate	2.3% - 3.0%	4.7%	4.4%
The following weighted-average actuarial assumptions were used to determine benefit obligations for the years ended December 31, 2020 and 2019:

	Pension Benefits - U.S. Plans
	2020	2019
Discount rate	2.4%	3.0%

	Pension Benefits - Non-U.S. Plans
	2020	2019
Discount rate	1.1%	1.7%
Rate of compensation increases	3.1%	2.7%

	Other Postretirement Benefits
	2020	2019
Discount rate	1.9% - 2.3%	3.8%
The following actuarial assumptions were used to determine other postretirement benefit plans costs and obligations for the years ended December 31, 2020, 2019 and 2018.

	Other Postretirement Benefits
	2020	2019	2018
Healthcare cost trend rate assumed for next year	6.3%	7.1%	7.9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.7%	7.1%	7.9%
Year that the date reaches the ultimate trend rate	2029	2021	2020
A one-percentage-point increase or decrease in assumed healthcare cost trend rates as of December 31, 2020 would have less than a $0.1 million impact on total service and interest cost components of net periodic benefit costs and less than a $0.1 million impact on the postretirement benefit obligation.

The following table reflects the estimated benefit payments for the next five years and for the years 2025 through 2029. The estimated benefit payments for the non-U.S. pension plans were calculated using foreign exchange rates as of December 31, 2020.

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans
2021	$42.1	$13.1	$3.3
2022	31.4	14.1	3.2
2023	31.6	14.0	2.9
2024	29.8	14.9	2.7
2025	29.7	16.8	2.3
Aggregate 2025-2029	136.8	85.6	9.0
In 2021, the Company expects to contribute approximately $11.2 million to the U.S. pension plans, approximately $8.2 million to the non-U.S. pension plans, and $3.3 million to the other postretirement benefit plans.
Plan Asset Investment Strategy
The Company’s overall investment strategy and objectives for its pension plan assets is to (i) meet current and future benefit payment needs through diversification across asset classes, investing strategies and investment managers to achieve an optimal balance between risk and return and between income and growth of assets through capital appreciation, (ii) secure participant retirement benefits, (iii) minimize reliance on contributions as a source of benefit security, and (iv) maintain sufficient liquidity to pay benefit obligations and proper expenses. The composition of the actual investments in various securities changes over time based on short and long-term investment opportunities. None of the plan assets of Ingersoll Rand’s defined benefit plans are invested in the Company’s common stock. The Company uses both active and passive investment strategies.
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
The Company’s primary pension plans are in the U.S. and UK which together comprise approximately 80% of the total benefit obligations and 92% of total plan assets as of December 31, 2020. The following table presents the long-term target allocations for these plans as of December 31, 2020.

	U.S. Plans	UK Plan
Asset category:
Cash and cash equivalents	0%	0%
Equity	20%	32%
Fixed income	80%	30%
Real estate and other	0%	38%
Total	100%	100%

Fair Value Measurements
The following tables present the fair values of the Company’s pension plan assets as of December 31, 2020 and 2019 by asset category within the ASC 820 hierarchy (as defined in Note 19 “Fair Value Measurements”).

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV (5)	Total
Asset Category
Cash and cash equivalents(1)	$8.5	$—	$—	$—	$8.5
Equity funds:
U.S. large-cap	—	6.4	—	49.0	55.4
International equity(2)	24.2	39.8	—	81.7	145.7
Total equity funds	24.2	46.2	—	130.7	201.1
Fixed income funds:
Corporate bonds - international	—	25.2	—	—	25.2
UK index-linked gilts	—	41.5	—	—	41.5
U.S. fixed income - government securities	—	98.9	—	4.7	103.6
U.S. fixed income - short duration	—	15.2	—	4.5	19.7
U.S. fixed income - intermediate duration	—	26.3	—	45.2	71.5
U.S. fixed income - long corporate	—	120.6	—	9.6	130.2
Total fixed income funds	—	327.7	—	64.0	391.7
Other types of investments:
International real estate(3)	—	42.3	—	—	42.3
Other(4)	—	—	36.2	—	36.2
Total	$32.7	$416.2	$36.2	$194.7	$679.8

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV (5)	Total
Asset Category
Cash and cash equivalents(1)	$2.6	$—	$—	$—	$2.6
Equity funds:
U.S. large-cap	—	5.3	—	—	5.3
International equity(2)	23.0	41.5	—	59.9	124.4
Total equity funds	23.0	46.8	—	59.9	129.7
Fixed income funds:
Corporate bonds - international	—	25.6	—	—	25.6
UK index-linked gilts	—	29.1	—	—	29.1
U.S. fixed income - government securities	—	—	—	3.9	3.9
U.S. fixed income - short duration	—	—	—	4.6	4.6
U.S. fixed income - intermediate duration	—	—	—	38.4	38.4
U.S. fixed income - long corporate	—	—	—	14.2	14.2
Total fixed income funds	—	54.7	—	61.1	115.8
Other types of investments:
International real estate(3)	—	43.3	—	—	43.3
Other(4)	—	—	18.8	—	18.8
Total	$25.6	$144.8	$18.8	$121.0	$310.2
(1)Cash and cash equivalents consist of traditional domestic and foreign highly liquid short-term securities with the goal of providing liquidity and preservation of capital while maximizing return on assets.
(2)The International category consists of investment funds focused on companies operating in developed and emerging markets outside of the U.S. These investments target broad diversification across large and mid/small-cap companies and economic sectors.
(3)International real estate consists primarily of equity and debt investments made, directly or indirectly, in various interests in unimproved and improved real properties.
(4)Other investments consist of insurance and reinsurance contracts securing the retirement benefits. The fair value of these contracts was calculated at the discount value of premiums paid by the Company, less expenses charged by the insurance providers. The insurance providers with which the Company has placed these contracts are well-known financial institutions with an established history of providing insurance services.
(5)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy.
Defined Contribution Plans
The Company also sponsors defined contribution plans at various locations throughout the world. Benefits are determined and funded regularly based on terms of the plans or as stipulated in a collective bargaining agreement. The Company’s full-time salaried and hourly employees in the U.S. are eligible to participate in Company-sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401(k) of the Internal Revenue Code. The Company’s contributions to the savings plans are in the form of cash. The Company’s total contributions to all worldwide defined contribution plans for the years ended December 31, 2020, 2019, and 2018 were $40.4 million, $19.5 million and $15.9 million, respectively.
Other Benefit Plans
The Company offers a long-term service award program for qualified employees at certain of its non-U.S. locations. Under this program, qualified employees receive a service gratuity (“Jubilee”) payment once they have achieved a certain number of years of service. The Company’s actuarially calculated obligation equaled $4.4 million and $4.3 million as of December 31, 2020 and 2019, respectively.

There are various other employment contracts, deferred compensation arrangements, covenants not to compete, and change in control agreements with certain employees and former employees. The liabilities associated with such arrangements are not material to the Company’s consolidated financial statements.
Note 12:    Stockholders' Equity and Noncontrolling Interests
Stockholders' Equity
As of December 31, 2020 and 2019, 1,000,000,000 shares of voting common stock were authorized. Shares of common stock outstanding were 418,627,809 and 205,065,744 as of December 31, 2020 and 2019, respectively. The Company is governed by the General Corporation Law of the State of Delaware. All authorized shares of voting common stock have a par value of $0.01. Shares of common stock reacquired are considered issued and reported as Treasury shares.
Noncontrolling Interests
The Company has a controlling interest of approximately 75% in Ingersoll-Rand India Limited (“IR India Limited”). The remaining shares are owned by unaffiliated shareholders and traded on India stock exchanges regulated by Securities and Exchange Board of India (“SEBI”).
The Company’s acquisition of Ingersoll Rand Industrial discussed in Note 2 “Business Combinations” resulted in an indirect change in control of IR India Limited as defined by SEBI Substantial Acquisition of Shares and Takeovers (“SAST”) regulations. As a result, the Company was required to pursue either a tender offer for a certain number of noncontrolling shares or a voluntary delisting of the entity from India stock exchanges.
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
The tender offer concluded and was settled in July 2020. Approximately 6% of outstanding shares were tendered for an aggregate purchase price of $14.9 million. As a result, the Company’s ownership interest in IR India Limited increased from approximately 74% as of June 30, 2020 to approximately 80%. The Company was required by SEBI regulations to take necessary steps to decrease the non-public shareholding of IR India Limited to at or below 75% within twelve months of the date the non-public shareholding exceeded 75%.
In November 2020, the Company initiated an offer to sell up to 5% of the total shares of IR India Limited on India stock exchanges. The offer for sale concluded and was settled in November 2020. Approximately 5% of outstanding shares were sold for an aggregate purchase price of $11.9 million. As a result, the Company’s ownership interest in IR India Limited decreased from approximately 80% as of September 30, 2020 to approximately 75% after the sale.
Share Repurchase Program
On August 1, 2018, the Board of Directors of Ingersoll Rand authorized a share repurchase program pursuant to which the Company may repurchase up to $250.0 million of its common stock effective through July 31, 2020, the date on which the repurchase program expired. Under the repurchase program, Ingersoll Rand was authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with all applicable securities laws and regulations, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Act of 1934.
There were no shares repurchased under the August 1, 2018 program for the years ended December 31, 2020 and 2019, respectively.

Note 13:    Accumulated Other Comprehensive Income (Loss)
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
On January 1, 2019, the Company adopted ASU 2018-02 which reclassified stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income (loss) to retained (deficit) earnings. The Company recorded a cumulative-effect adjustment which increased “Accumulated other comprehensive loss” in the Consolidated Balance Sheet by $8.2 million.
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
The before tax income (loss) and related income tax effect are as follows.

	Foreign Currency Translation Adjustments, Net	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
Balance as of December 31, 2017	$(129.6)	$(29.8)	$(40.4)	$(199.8)
Before tax income	(54.3)	25.3	(7.7)	(36.7)
Income tax effect	(6.7)	(7.2)	3.1	(10.8)
Other comprehensive income (loss)	(61.0)	18.1	(4.6)	(47.5)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2017-12)	—	0.3	—	0.3
Balance as of December 31, 2018	$(190.6)	$(11.4)	$(45.0)	$(247.0)
Before tax income (loss)	4.1	8.2	(9.3)	3.0
Income tax effect	(5.6)	(1.0)	2.8	(3.8)
Other comprehensive income (loss)	(1.5)	7.2	(6.5)	(0.8)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2018-02)	(1.5)	(6.7)	—	(8.2)
Balance as of December 31, 2019	$(193.6)	$(10.9)	$(51.5)	$(256.0)
Before tax income (loss)	253.1	14.2	(11.5)	255.8
Income tax effect	15.1	(3.3)	2.6	14.4
Other comprehensive income (loss)	268.2	10.9	(8.9)	270.2
Balance as of December 31, 2020	$74.6	$—	$(60.4)	$14.2
The tables above include only the other comprehensive income (loss), net of tax, attributable to Ingersoll Rand Inc. Other comprehensive loss, net, attributable to noncontrolling interest holders was $1.4 million for the year ended December 31, 2020 and related entirely to foreign currency translation adjustments.

Changes in accumulated other comprehensive income (loss) by component for the periods described below are presented in the following table(1).

	Foreign Currency Translation Adjustments, Net	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
Balance as of December 31, 2017	$(129.6)	$(29.8)	$(40.4)	$(199.8)
Other comprehensive income before reclassifications	(61.0)	6.6	(6.0)	(60.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	11.5	1.4	12.9
Other comprehensive income (loss)	(61.0)	18.1	(4.6)	(47.5)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2017-12)	—	0.3	—	0.3
Balance as of December 31, 2018	$(190.6)	$(11.4)	$(45.0)	$(247.0)
Other comprehensive income (loss) before reclassifications	(1.5)	(4.7)	(8.2)	(14.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	11.9	1.7	13.6
Other comprehensive income (loss)	(1.5)	7.2	(6.5)	(0.8)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2018-02)	(1.5)	(6.7)	—	(8.2)
Balance as of December 31, 2019	$(193.6)	$(10.9)	$(51.5)	$(256.0)
Other comprehensive loss before reclassifications	268.2	(3.0)	(11.2)	254.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	13.9	2.3	16.1
Other comprehensive income (loss)	268.2	10.9	(8.9)	270.2
Balance as of December 31, 2020	$74.6	$—	$(60.4)	$14.2
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
Reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018 are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	2020	2019	2018	Affected Line(s) in the Statement Where Net Income is Presented
Loss on cash flow hedges (interest rate swaps)	$18.5	$15.6	$15.1	Interest expense
Benefit for income taxes	(4.6)	(3.7)	(3.6)	Benefit for income taxes
Loss on cash flow hedges (interest rate swaps), net of tax	$13.9	$11.9	$11.5

Amortization of defined benefit pension and other postretirement benefit items(1)	$3.0	$2.2	$1.8	Cost of sales and Selling and administrative expenses
Benefit for income taxes	(0.8)	(0.5)	(0.4)	Benefit for income taxes
Amortization of defined benefit pension and other postretirement benefit items, net of tax	$2.3	$1.7	$1.4

Total reclassifications for the period	$16.1	$13.6	$12.9
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
The Company has certain long duration engineered to order (“ETO”) contracts that require highly-engineered solutions designed to customer specific applications. For contracts where the contractual deliverables have no alternative use and the contract termination clauses provide for the recovery of cost plus a reasonable margin, revenue is recognized over time based on the Company’s progress in satisfying the contractual performance obligations, generally measured as the ratio of actual costs incurred to date to the estimated total costs to complete the contract. For contracts with termination provisions that do not provide for recovery of cost and a reasonable margin, revenue is recognized at a point in time, generally at shipment or delivery to the customer. Identification of performance obligations, determination of alternative use, assessment of contractual language regarding termination provisions, and estimation of total project costs are all significant judgments required in the application of ASC 606.
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

Disaggregation of Revenue
The following table provides disaggregated revenue by reportable segment for the year ended December 31, 2020.

	Industrial Technologies and Services	Precision and Science Technologies	Specialty Vehicle Technologies	High Pressure Solutions	Total
Primary Geographic Markets
United States	$1,142.8	$297.1	$647.3	$148.4	$2,235.6
Other Americas	280.7	38.7	37.5	26.1	383.0
Total Americas	1,423.5	335.8	684.8	174.5	2,618.6
EMEIA	1,054.4	256.5	30.9	16.2	1,358.0
Asia Pacific	770.3	132.7	25.7	4.9	933.6
Total	$3,248.2	$725.0	$741.4	$195.6	$4,910.2

Product Categories
Original equipment(1)	1,942.8	618.8	548.3	26.0	3,135.9
Aftermarket(2)	1,305.4	106.2	193.1	169.6	1,774.3
Total	$3,248.2	$725.0	$741.4	$195.6	$4,910.2

Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$2,937.1	$725.0	$722.0	$195.6	$4,579.7
Revenue recognized over time(4)	311.1	—	19.4	—	330.5
Total	$3,248.2	$725.0	$741.4	$195.6	$4,910.2
The following table provides disaggregated revenue by reportable segment for the year ended December 31, 2019.

	Industrial Technologies and Services	Precision and Science Technologies	Specialty Vehicle Technologies	High Pressure Solutions	Total
Primary Geographic Markets
United States	$484.0	$140.7	$—	$373.3	$998.0
Other Americas	132.5	14.4	—	40.8	187.7
Total Americas	616.5	155.1	—	414.1	1,185.7
EMEIA	765.7	112.1	—	13.4	891.2
Asia Pacific	318.7	49.4	—	6.9	375.0
Total	$1,700.9	$316.6	$—	$434.4	$2,451.9

Product Categories
Original equipment(1)	$1,152.0	$303.4	$—	$69.8	$1,525.2
Aftermarket(2)	548.9	13.2	—	364.6	926.7
Total	$1,700.9	$316.6	$—	$434.4	$2,451.9

Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$1,561.5	$316.6	$—	$434.4	$2,312.5
Revenue recognized over time(4)	139.4	—	—	—	139.4
Total	$1,700.9	$316.6	$—	$434.4	$2,451.9
(1)Revenues from sales of capital equipment within the Industrial Technologies and services and High Pressure Solutions segments and sales of components to original equipment manufacturers in the Precision and Science Technologies segment.
(2)Revenues from sales of spare parts, accessories, other components and services in support of maintaining customer owned, installed base of the Company’s original equipment. Service revenue represents less than 10% of consolidated revenue.

(3)Revenues from short and long duration product and service contracts recognized at a point in time when control is transferred to the customer generally when product delivery has occurred and services have been rendered.
(4)Revenues primarily from long duration ETO product contracts, certain multi-year service contracts, and certain contracts for the delivery of a significant volume of substantially similar products recognized over time as contractual performance obligations are completed.
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
As of December 31, 2020, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $405.1 million in the next twelve months and $322.5 million in periods thereafter. The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time and service contracts with an original duration greater than one year.
Contract Balances
The following table provides the contract balances as of December 31, 2020 and December 31, 2019 presented in the Consolidated Balance Sheets.

	December 31, 2020	December 31, 2019
Accounts receivable, net	$966.6	$459.1
Contract assets	60.5	29.0
Contract liabilities	176.5	51.7
Accounts receivable, net – Amounts due where the Company’s right to receive cash is unconditional. Customer receivables are recorded at face amount less an allowance for credit losses. The Company maintains an allowance for credit losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of customer receivables that may not be collected in the future and records the appropriate provision. As of December 31, 2020, approximately $599.9 million of the increase in accounts receivable related to the acquisition of Ingersoll Rand Industrial. In the year ended December 31, 2020, the Company increased its allowance for credit losses by $12.5 million in response to a filing for Chapter 11 bankruptcy protection of a customer in the High Pressure Solutions segment.
Contract assets – The Company’s rights to consideration for the satisfaction of performance obligations subject to constraints apart from timing. Contract assets are transferred to receivables when the right to collect consideration becomes unconditional. Contract assets are presented net of progress billings and related advances from customers. As of December 31, 2020, approximately $18.2 million of the increase in contract assets related to the acquisition of Ingersoll Rand Industrial.
Contract liabilities – Advance payments received from customers for contracts for which revenue is not yet recognized. Contract liability balances are generally recognized in revenue within twelve months. Of the $51.7 million in contract liabilities as of December 31, 2019, we recognized substantially all as revenue in the year ended December 31, 2020. As of December 31, 2020, approximately $113.9 million of the increase in contract liabilities related to the acquisition of Ingersoll Rand Industrial.
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
Note 15:    Income Taxes
Income (loss) before income taxes for the years ended December 31, 2020, 2019 and 2018 consisted of the following.

	2020	2019	2018
U.S.	$(129.1)	$—	$169.0
Non-U.S.	109.7	190.9	180.5
Income (loss) before income taxes	$(19.4)	$190.9	$349.5
The following table details the components of the Provision for income taxes for the years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018
Current:
U.S. federal	$27.7	$6.3	$25.6
U.S. state and local	10.2	0.9	1.5
Non-U.S.	79.5	45.2	47.8
Deferred:
U.S. federal	(53.4)	(13.2)	14.4
U.S. state and local	(5.5)	0.5	(0.7)
Non-U.S.	(45.5)	(7.9)	(8.5)
Provision for income taxes	$13.0	$31.8	$80.1
Certain prior period amounts within this Note have been reclassified to conform to the current period presentation.

The U.S. federal corporate statutory rate is reconciled to the Company’s effective income tax rate for the years ended December 31, 2020, 2019 and 2018 as follows.

	2020	2019	2018
U.S. federal corporate statutory rate	21.0%	21.0%	21.0%
State and local taxes, less federal tax benefit	(23.5)	1.4	0.3
U.S. deferred change due to U.S. tax law change	—	—	4.3
Net effects of foreign tax rate differential	(30.8)	1.3	2.2
Withholding tax	(30.4)	0.2	1.3
Repatriation cost	40.9	—	(1.5)
U.S. transition tax toll charge net of FTC	—	—	(3.7)
Global Intangible Low-Tax Income (“GILTI”)	(27.4)	(2.5)	3.4
ASC 740-30 (formerly APB 23)	(43.7)	1.2	(1.0)
Valuation allowance changes	11.3	(2.5)	(1.2)
Uncertain tax positions	(11.0)	0.4	0.1
Equity compensation	19.4	(9.1)	(3.0)
Nondeductible foreign interest expense	—	—	1.7
Capital gain	—	3.0	—
Nondeductible acquisition costs	(18.2)	3.5	0.1
Foreign Derived Intangible Income (“FDII”) deduction	29.5	(0.4)	(0.3)
Tax credits	16.1	(0.5)	(0.6)
Other, net	(20.2)	(0.3)	(0.2)
Effective income tax rate	(67.0)%	16.7%	22.9%
The principal items that gave rise to deferred income tax assets and liabilities as of December 31, 2020 and 2019 are as follows.

	2020	2019
Deferred Tax Assets:
Reserves and accruals	$76.9	$30.8
Bad debts	12.0	3.3
Inventory reserve	12.3	4.2
Postretirement benefits - pensions	62.6	19.3
Tax loss carryforwards	102.7	28.4
Deferred taxes recorded in other comprehensive income	18.0	—
Foreign tax credit carryforwards	74.6	52.2
Other	13.5	1.0
Total deferred tax assets	372.6	139.2
Valuation allowance	(141.3)	(67.9)
Deferred Tax Liabilities:
LIFO inventory	(25.1)	(9.3)
Property, plant and equipment	(60.7)	(15.5)
Intangibles	(972.6)	(280.9)
Unremitted foreign earnings	(32.5)	(7.8)
Deferred taxes recorded in other comprehensive income	—	(4.1)
Other	—	(1.8)
Total deferred tax liabilities	(1,090.9)	(319.4)
Net deferred income tax liability	$(859.6)	$(248.1)

The Company believes that it is more likely than not that it will realize its deferred tax assets through the reduction of future taxable income, other than for the deferred tax assets reflected below. Tax attributes and related valuation allowances as of December 31, 2020 were as follows.

	Tax Benefit	Valuation Allowance	Carryforward Period Ends
Tax Attributes to be Carried Forward
U.S. federal net operating loss	$0.2	$—	Unlimited
U.S. federal net operating loss	9.8	(2.1)	2030-2039
U.S. federal capital loss	7.6	(7.6)	2021
U.S. federal capital loss	0.8	(0.8)	2030-2039
U.S. federal tax credit	74.6	(74.6)	2021-2037
Alternative minimum tax credit	1.3	(0.1)	Unlimited
U.S. state and local net operating losses	3.0	(0.7)	2021-2039
U.S. state and local tax credit	0.3	—	2021-2039
Non U.S. net operating losses	71.9	(48.8)	Unlimited
Non U.S. capital losses	0.6	(0.5)	Unlimited
Excess interest	9.1	(2.9)	Unlimited
Other deferred tax assets	2.7	(3.1)	Unlimited
Total tax carryforwards	$181.9	$(141.2)
A reconciliation of the changes in the valuation allowance for deferred tax assets for the years ended December 31, 2020, 2019 and 2018 are as follows.

	2020	2019	2018
Valuation allowance for deferred tax assets at beginning of the period	$67.9	$72.5	$47.9
Revaluation or additions due to acquisitions or mergers(1)	63.3	—	—
Change due to U.S. Tax Reform	—	—	23.4
Charged to tax expense	8.9	(5.4)	(4.2)
Charged to other accounts	1.1	0.1	(1.3)
Deductions(2)	0.1	0.7	6.7
Valuation allowance for deferred tax assets at end of the period	$141.3	$67.9	$72.5
(1)Revaluation for the tax year ended December 31, 2020 relates to the inclusion of Ingersoll Rand's opening balance sheet (“OBS”) beginning valuation allowance.
(2)Deductions relate to the realization of net operating losses or the removal of deferred tax assets.
Total unrecognized tax benefits were $27.8 million, $12.5 million and $11.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The net increase in this balance primarily relates to increases related to current-year positions of $16.8 million assumed in the acquisition of Ingersoll Rand Industrial and currency fluctuations of $2.0 million. Included in total unrecognized benefits at December 31, 2020 is $27.8 million of unrecognized tax benefits that would affect the Company's effective tax rate if recognized, of which $0.1 million would be offset by a reduction of a corresponding deferred tax asset. The balance of total unrecognized tax benefits is expected to decrease $11 million to $15 million within the next twelve months.

Below is a tabular reconciliation of the changes in total unrecognized tax benefits during the years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018
Beginning balance	$12.5	$11.5	$12.6
Gross increases for tax positions of prior years	—	0.6	—
Gross decreases for tax positions of prior years	—	—	—
Gross increases for tax positions of current year	16.8	—	—
Settlements	—	—	—
Lapse of statute of limitations	(3.5)	—	(0.5)
Changes due to currency fluctuations	2.0	0.4	(0.6)
Ending balance	$27.8	$12.5	$11.5
The Company includes interest expense and penalties related to unrecognized tax benefits as part of the provision for income taxes. The Company's income tax liabilities at December 31, 2020 and 2019 include accrued interest and penalties of $2.3 million and $1.3 million, respectively.
The statutes of limitations for U.S. Federal tax returns are open beginning with the 2017 tax year, and state returns are open beginning with the 2016 tax year.
The Company is subject to income tax in approximately 46 jurisdictions outside the U.S. The statute of limitations varies by jurisdiction with 2015 being the oldest year still open. The Company's significant operations outside the U.S. are located in the United Kingdom, Germany, China, Ireland and Singapore. The Company is no longer subject to audit or inquiry in the United Kingdom (all prior year tax audits were concluded as of the date of these financial statements. In Germany, generally, the tax years 2011 and beyond remain open, as tax years 2011-2014 are still under audit, and a new tax audit covering tax years 2015-2019 was notified to the Company in 2020. The Company is under audit in Italy for tax years 2016 – 2018. However, as this audit covers pre-merger tax years for legacy Ingersoll Rand Industrial entities, the Company has been indemnified by Trane Technologies for any future liability arising from the audit. Note that any other liabilities arising from pre-merger tax years for legacy Ingersoll Rand Industrial entities would be similarly indemnified.
The Company does not assert the ASC 740-30 (formerly APB 23) indefinite reinvestment of the Company’s historical non-U.S. earnings or future non-U.S. earnings. This assertion has not changed following the merger. The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States. The Company’s deferred income tax liability as of December 31, 2020 was $32.5 million which is a significant increase over prior year due mainly to increased foreign operations as a result of the Ingersoll Rand Industrial acquisition.
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
The components of lease expense for the years ended December 31, 2020 and 2019 was as follows.

	2020	2019
Operating lease cost	$49.7	$20.4

Finance lease cost
Amortization of right-of-use assets	$1.2	$1.4
Interest on lease liabilities	1.1	1.6
Total finance lease cost	$2.3	$3.0

Short-term lease cost	$2.2	$1.7

Supplemental cash flow information related to leases for the years ended December 31, 2020 and 2019 was as follows.

	2020	2019
Supplemental Cash Flows Information
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from operating leases	$60.2	$20.3
Operating cash flows from finance leases	1.1	1.6
Financing cash flows from finance leases	0.7	0.9
Leased Assets Obtained in Exchange for New Operating Lease Liabilities(1)	171.6	8.0
(1)For the year ended December 31, 2020, this included leases related to the acquisition of Ingersoll Rand Industrial.
Supplemental balance sheet information related to leases was as follows.

	December 31, 2020	December 31, 2019
Operating leases
Other assets	$157.9	$53.8

Accrued liabilities	57.4	17.1
Other liabilities	101.8	41.0
Total operating lease liabilities	$159.2	$58.1

Finance Leases
Property, plant and equipment	$15.7	$16.9

Short-term borrowings and current maturities of long-term debt	0.7	0.7
Long-term debt, less current maturities	16.5	17.2
Total finance lease liabilities	$17.2	$17.9

Weighted Average Remaining Lease Term (in years)
Operating leases	4.4	4.5
Finance leases	13.2	13.6

Weighted Average Discount Rate
Operating leases	2.0%	2.3%
Finance leases	6.4%	6.3%
Maturities of lease liabilities as of December 31, 2020 were as follows.

	Operating Leases	Finance Leases
2021	$60.1	$1.8
2022	39.2	1.9
2023	29.4	1.9
2024	16.1	2.0
2025	8.3	2.0
Thereafter	13.7	16.7
Total lease payments	$166.8	$26.3
Less imputed interest	(7.6)	(9.1)
Total	$159.2	$17.2

Note 17:    Stock-Based Compensation Plans
The Company has outstanding stock-based compensation awards granted under the 2013 Stock Incentive Plan (“2013 Plan”) and the 2017 Omnibus Incentive Plan (“2017 Plan”). Following the Company’s initial public offering, the Company grants stock-based compensation awards pursuant to the 2017 Plan and ceased granting new awards pursuant to the 2013 Plan.
2017 Omnibus Incentive Plan
In May 2017, the Company’s Board approved the 2017 Plan. Additionally, in February 2020, the Company’s stockholders approved the amendment and restatement of the 2017 Plan. Under the terms of the Plan, the Company’s Board may grant up to 19.6 million stock based and other incentive awards. Any shares of common stock subject to outstanding awards granted under the Company’s 2013 plan that, after the effective date of the 2017 Plan, expire or are otherwise forfeited or terminated in accordance with their terms are also available for grant under the 2017 Plan. All stock options were granted to employees, directors and advisors with an exercise price equal to the fair value of the Company’s per share common stock at the date of grant. Stock option awards typically vest over four or five years and expire ten years from the date of grant.
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
For converted restricted stock units, the fair value of the equity award is based on the market price of the common stock on the grant date. The replacement restricted stock units will generally be governed by the same terms and conditions as those applicable prior to the acquisition. The portion of fair value of the replacement awards related to services provided prior to the acquisition was accounted for as consideration transferred. The remaining portion of the fair value is associated with future service and is recognized as compensation expense over the vesting period.
For converted stock options, the exercise price per share of the converted award was equal to the exercise price per share of the stock option award immediately prior to the completion of the acquisition divided by the exchange ratio. The replacement options will generally be governed by the same terms and conditions as those applicable prior to the acquisition. The portion of fair value of the replacement awards related to services provided prior to the acquisition was accounted for as consideration transferred. The remaining portion of fair value is associated with future service and is recognized as compensation expense over the vesting period. The fair value of stock options that the Company assumed in connection with the acquisition of Ingersoll Rand Industrial was estimated using the Black-Scholes model with the following assumptions.

Converted Stock Option Awards Assumptions:
Expected life of options (in years)	2.0 - 3.6
Risk-free interest rate	0.9%
Assumed volatility	34.2%
Expected dividend rate	0.0%
Stock-Based Compensation Expense
The Company recognized $51.3 million, $19.2 million and $2.8 million of stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018.

For the year ended December 31, 2020, the $51.3 million of stock-based compensation expense included expense for modifications of certain equity awards for certain former employees of $2.9 million, expense for equity awards granted under the 2013 Plan and 2017 Plan of $47.1 million and an increase in the liability for stock appreciation rights (“SAR”) of $1.3 million. The $2.9 million of stock-based compensation expense for modifications provided continued vesting through scheduled vesting dates of certain equity awards for certain former employees. These costs are included in “Selling and administrative expenses” in the Consolidated Statements of Operations. Of the $47.1 million of expense for equity awards granted under the 2013 Plan and 2017 Plan, $19.0 million related to the $150 million equity grant to nearly 16,000 employees worldwide announced in the third quarter of 2020.
For the year ended December 31, 2019, the $19.2 million of stock-based compensation expense included expense for modifications of equity awards for certain former employees of $1.0 million, expense for equity awards granted under the 2013 Plan and 2017 Plan of $10.2 million reduced by a benefit for a reduction in the liability for SARs of $8.0 million. The $1.0 million of stock-based compensation expense for modifications provided continued vesting through scheduled vesting dates of certain equity awards for certain former employees. These costs are included in “Cost of sales” and “Selling and administrative expenses” in the Consolidated Statements of Operations.
For the year ended December 31, 2018, the $2.8 million of stock-based compensation expense included expense for modifications of equity awards for certain former employees of $3.8 million, expense for equity awards granted under the 2013 Plan and 2017 Plan of $7.2 million reduced by a benefit for a reduction in the liability for SARs of $(8.2) million. The $3.8 million of stock-based compensation expense for modifications provided continued vesting through scheduled vesting dates and extended expiration dates for certain former employees. The incremental stock-based compensation was determined using the Black-Scholes option pricing model based on assumptions which included expected lives of 1.0 to 1.3 years, a risk-free rate of 2.0%, assumed volatility of 26.8% to 27.3% and an expected dividend rate of 0.0%.
As of December 31, 2020, there was $166.9 million of total unrecognized compensation expense related to outstanding stock option, restricted stock unit and performance share unit awards.
SARs, granted under the 2013 Plan are expected to be settled in cash and are accounted for as liability awards. As of December 31, 2020 and 2019 a liability of approximately $3.5 million and $7.8 million, respectively, for SARs was included in “Accrued liabilities” in the Consolidated Balance Sheets.
Stock Option Awards
A summary of the Company’s stock option (including SARs) activity for the year ended December 31, 2020 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Exercise Price (per share)	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value of In-The-Money Options (in millions)
Outstanding at December 31, 2019	8,028	$14.14
Converted Ingersoll Rand Industrial stock options	985	24.72
Granted	1,460	24.77
Exercised or Settled	(2,479)	9.83
Forfeited	(237)	26.01
Expired	(15)	30.26
Outstanding at December 31, 2020	7,742	18.47	6.2	$208.5

Vested at December 31, 2020	4,642	13.09	4.7	$149.4
The per-share weighted average grant date fair value of stock options granted during the years ended December 31, 2020, 2019 and 2018 was $9.29, $10.16 and $13.67, respectively.
The intrinsic value of stock options exercised was $66.0 million, $109.8 million and $20.8 million during the years ended December 31, 2020, 2019 and 2018, respectively.

The following assumptions were used to estimate the fair value of options granted during the years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018
Assumptions:
Expected life of options (in years)	6.3	6.3	7.0 - 7.5
Risk-free interest rate	0.4% - 1.5%	1.7% - 2.6%	2.9% - 3.1%
Assumed volatility	24.6% - 41.1%	24.8% - 31.8%	31.1% - 35.4%
Expected dividend rate	0.0%	0.0%	0.0%
Restricted Stock Unit Awards
Restricted stock units are typically granted in the first quarter of the year to employees and non-employee directors based on the market price of the Company’s common stock on the grant date and recognized in compensation expense over the vesting period. Eligible employees were also granted restricted stock units, during the third quarter of 2020, that vest ratably over two years, subject to the passage of time and the employee's continued employment during such period. In some instances, such as death, awards may vest concurrently with or following an employee's termination.
A summary of the Company’s restricted stock unit activity for the year ended December 31, 2020 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2019	719	29.31
Converted Ingersoll Rand Industrial restricted stock units	305	33.06
Granted	5,043	33.40
Vested	(312)	30.14
Forfeited	(209)	31.79
Non-vested as of December 31, 2020	5,546	33.09
Performance Share Unit Awards
Performance share units are granted to certain key employees and are subject to a three years performance period. The number of shares issued at the end of the performance period is determined by the Company’s total shareholder return percentile rank versus the S&P 500 index for the three year performance period. The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model and compensation cost is recognized straight-line over a three year period. The Monte Carlo simulation pricing model for the fiscal year 2020 grants utilized the following assumptions: (i) expected term of 2.82 years (equal to the remaining performance measurement period at the grant date), (ii) volatility of 35.2%, (iii) risk-free interest rate of 0.5% and (iv) expected dividend rate of 0.0%. Compensation expense is recognized based on the grant date fair value.
A summary of the Company’s performance stock unit activity for the year ended December 31, 2020 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2019	—	$—
Granted	302	29.72
Vested	—	—
Forfeited	(47)	29.72
Non-vested as of December 31, 2020	255	29.72

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
The Company’s exposure to interest rate risk results primarily from its variable-rate borrowings. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by using pay-fixed interest rate swaps from time to time as cash flow hedges of variable rate debt in order to adjust the relative fixed and variable proportions.
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
The Company and its subsidiaries are also subject to the risk that arises when they, from time to time, enter into transactions in currencies other than their functional currency. To mitigate this risk, the Company and its subsidiaries typically settle intercompany trading balances at least quarterly. The Company also selectively uses forward currency contracts to manage this risk. These contracts for the sale or purchase of non-functional currencies generally mature within one year.
Derivative Instruments
The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019.

	December 31, 2020
	Derivative Classification	Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$230.5	$2.9	$—	$—	$—
Foreign currency forwards	Fair Value	$51.2	$—	$—	$0.7	$—

	December 31, 2019
	Derivative Classification	Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash Flow	$825.0	$—	$—	$13.1	$—
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$55.2	$0.5	$—	$—	$—
Foreign currency forwards	Fair Value	$106.9	$—	$—	$0.5	$—
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

Gains and losses on derivatives designated as cash flow hedges included in the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018 are presented in the table below.

	2020	2019	2018
Interest Rate Swap Contracts
Gain (loss) recognized in AOCI on derivatives	$(4.4)	$(7.4)	$10.1
Loss reclassified from AOCI into income (effective portion)(1)	(18.5)	(15.6)	(14.5)
Loss reclassified from AOCI into income (missed forecast)(2)	—	—	(0.6)
(1)Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income were included in “Interest expense” in the Consolidated Statements of Operations.
(2)In the third quarter of 2018, the Company used excess cash to pay down $150.0 million of its Dollar Term Loan Facility. Due to this unforecasted pay down of debt, the Company paid $2.7 million in the amendment of the interest rate swap contracts to reflect the updated forecasted cash flows. The updated forecasts caused certain hedged items to be deemed probable of not occurring in the future and thus, the Company accelerated the release of AOCI related to those hedged items. Losses reclassified from AOCI into income (missed forecast) were included in “Loss on extinguishment of debt” in the Consolidated Statements of Operations.
As of December 31, 2020, the Company has no interest rate swap contracts. Our previous interest rate swap contracts expired during the third quarter of 2020 and the remaining amounts in AOCI were reclassified to Interest Expense during the same period. The Company’s LIBOR-based variable rate borrowings outstanding as of December 31, 2020 were $3,204.4 million and €596.7 million.
The Company had ten foreign currency forward contracts outstanding as of December 31, 2020 with notional amounts ranging from $10.3 million to $79.5 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included within “Other operating expense, net” in the Consolidated Statements of Operations. The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty. It is the Company’s practice to recognize the gross amounts in the Consolidated Balance Sheets. The amount available to be netted is not material.
The Company’s gains (losses) on derivative instruments not designated as accounting hedges and total net foreign currency transaction gains (losses) for the years ended December 31, 2020, 2019 and 2018 were as follows.

	2020	2019	2018
Foreign currency forward contracts gains (losses)	15.0	(4.9)	5.2
Total foreign currency transaction gains (losses), net	(20.9)	(8.1)	1.9
The Company has a significant investment in consolidated subsidiaries with functional currencies other than the USD, particularly the EUR. On August 17, 2017, the Company designated the €615.0 million Euro Term Loan as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies. As of December 31, 2020, the Euro Term Loan of €596.7 million remained designated.
The Company’s gains, net of income tax, associated with changes in the value of debt for the years ended December 31, 2020 and 2019, and the net balance of such gains included in accumulated other comprehensive income (loss) as of December 31, 2020 and 2019 were as follows.

	2020	2019
Gain (loss), net of income tax, recorded through other comprehensive income	$(45.1)	$12.0
Balance included in accumulated other comprehensive income (loss) as of December 31, 2020 and 2019, respectively	30.7	75.8
With the exception of the cash proceeds from the termination of the interest rate swap contracts described earlier, all cash flows associated with derivatives are classified as operating cash flows in the Consolidated Statements of Cash Flows.
There were no off-balance sheet derivative instruments as of December 31, 2020 or 2019.

Credit Risk
Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the derivative instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a fraction of the notional amount. The Company minimizes the credit risk related to derivatives by transacting only with multiple, high-quality counterparties that are major financial institutions with investment-grade credit ratings. The Company has not experienced any financial loss as a result of counterparty nonperformance in the past. The majority of the derivative contracts to which the Company is a party, settle monthly or quarterly, or mature within one year. Because of these factors, the Company believes it has minimal credit risk related to derivative contracts as of December 31, 2020.
Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and industries to which the Company’s products and services are sold, as well as their dispersion across many different geographic areas. As a result, the Company does not believe it has any significant concentrations of credit risk as of December 31, 2020 or 2019.
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
The Company assessed indefinite-lived intangible assets, tradenames, in conjunction with the 2020 and 2019 annual goodwill impairment tests. The valuation of tradenames was based upon current sales projections and the relief from royalty method was applied. No impairment charges were recorded as a result of the 2019 analysis. As a result of the 2020 analysis, two trademarks were determined to have a carrying amount above their estimated fair value. These represented Level 3 assets measured on a nonrecurring basis subsequent to their original recognition. This resulted in a total non-cash impairment charge of $19.9 million. The fair value was determined using the relief from royalty method.
Refer to Note 1 “Summary of Significant Accounting Policies” for a discussion of the valuation assumptions utilized in the valuation of goodwill and indefinite-lived intangible assets.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis.

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards(1)	$—	$2.9	$—	$2.9
Trading securities held in deferred compensation plan(2)	9.1	—	—	9.1
Total	$9.1	$2.9	$—	$12.0
Financial Liabilities
Foreign currency forwards(1)	$—	$0.7	$—	$0.7
Deferred compensation plan(2)	25.7	—	—	25.7
Total	$25.7	$0.7	$—	$26.4

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards(1)	$—	$0.5	$—	$0.5
Trading securities held in deferred compensation plan(2)	7.3	—	—	7.3
Total	$7.3	$0.5	$—	$7.8
Financial Liabilities
Foreign currency forwards(1)	$—	$0.5	$—	$0.5
Interest rate swaps(3)	—	13.1	—	13.1
Deferred compensation plan(2)	7.3	—	—	7.3
Total	$7.3	$13.6	$—	$20.9
(1)Based on calculations that use readily observable market parameters as their basis, such as spot and forward rates.
(2)Based on the quoted price of publicly traded mutual funds which are classified as trading securities and accounted for using the mark-to-market method.
(3)Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of December 31, 2020. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.
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

The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the Products described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, inherent uncertainties of litigation and future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case (discussed below), or other inability to collect from the Company’s historical insurers or indemnitors, could cause a different outcome. While the outcome of legal proceedings is inherently uncertain, based on presently known facts, experience, and circumstances, the Company believes that the amounts accrued on its balance sheet are adequate and that the liabilities arising from the asbestos and silica-related personal injury lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. “Accrued liabilities” and “Other liabilities” in the Consolidated Balance Sheets include a total litigation reserve of $131.4 million and $118.1 million as of December 31, 2020 and December 31, 2019 respectively, with regards to potential liability arising from the Company’s asbestos-related litigation. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity.
The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has also pursued litigation against certain insurers or indemnitors, where necessary. The Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $132.1 million and $122.4 million as of December 31, 2020 and December 31, 2019, respectively, which was included in “Other assets” in the Consolidated Balance Sheets. During the year ended December 31, 2018, the Company received asbestos related insurance recoveries of $14.4 million, of which $6.2 million related to the recovery of indemnity payments, and was recorded as a reduction of the insurance recovery receivable in “Other assets” in the Consolidated Balance Sheets, and $8.2 million related to the reimbursement of previously expensed legal defense costs, and was recorded as a reduction of “Selling and administrative expenses” in the Consolidated Statements of Operations. There were no material recoveries received in the years ended December 31, 2020 and December 31, 2019.
The most recent significant action brought by the Company against an insurer, Gardner Denver, Inc. v. Certain Underwriters at Lloyd’s, London, et al., was filed on July 9, 2010, in the Eighth Judicial Circuit, Adams County, Illinois, as case number 10-L-48 (the “Adams County Case”). In the lawsuit, the Company seeks, among other things, to require certain excess insurer defendants to honor their insurance policy obligations to the Company, including payment in whole or in part of the costs associated with the asbestos-related lawsuits filed against the Company. In October 2011, the Company reached a settlement with one of the insurer defendants, which had issued both primary and excess policies, for approximately the amount of such defendant’s policies that were subject to the lawsuit. Since then, the case has been proceeding through the discovery and motions process with the remaining insurer defendants. On January 29, 2016, the Company prevailed on the first phase of that discovery and motions process (“Phase I”). Specifically, the Court in the Adams County Case ruled that the Company has rights under all of the policies in the case, subject to their terms and conditions, even though the policies were sold to the Company’s former owners rather than to the Company itself. On June 9, 2016, the Court denied a motion by several of the insurers who sought permission to appeal the Phase I ruling immediately rather than waiting until the end of the whole case as is normally required. The case is now proceeding through the discovery process regarding the remaining issues in dispute (“Phase II”).
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
Environmental Matters
The Company has been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under U.S. federal “Superfund” or similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. Persons potentially liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although these laws impose joint and several liability on PRPs, in application the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Based on currently available information, the Company was only a small contributor to these waste sites, and the Company has, or is attempting to negotiate, de minimis settlements for their cleanup. The cleanup of the remaining sites is substantially complete and the Company’s future obligations entail a share of the sites’ ongoing operating and maintenance expense. The Company is also addressing several on-site cleanups for which it is the primary responsible party.
The Company has undiscounted accrued liabilities of $13.7 million and $6.6 million as of December 31, 2020 and December 31, 2019, respectively, on its Consolidated Balance Sheets to the extent costs are known or can be reasonably estimated for its remaining financial obligations for the environmental matters discussed above and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.
Note 21:    Other Operating Expense, Net
The components of “Other operating expense, net” for the years ended December 31, 2020, 2019 and 2018 were as follows.

	For the Years Ended December 31,
	2020	2019	2018
Other Operating Expense, Net
Foreign currency transaction losses (gains), net	$20.9	$8.1	$(1.9)
Restructuring charges (1)	92.9	17.1	12.7
Shareholder litigation settlement recoveries(2)	—	(6.0)	(9.5)
Acquisition related expenses(3)	97.3	53.8	9.8
(Gains) losses on asset and business disposals	—	0.8	(1.1)
Other, net	6.1	1.9	(0.9)
Total other operating expense, net	$217.2	$75.7	$9.1
Certain prior period amounts have been reclassified to conform to the current period presentation.
(1)See Note 4 “Restructuring.”
(2)Represents insurance recoveries of the Company’s shareholder litigation settlement in 2014.
(3)Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, and post-closure integration costs (including certain incentive and non-incentive cash compensation costs)
Note 22:    Segment Reporting
A description of the Company’s four reportable segments, including the specific products manufactured and sold follows below.
In the Industrial Technologies and Services segment, the Company designs, manufactures, markets and services a broad range of compression and vacuum equipment as well as fluid transfer equipment and loading systems. The Company’s compression and vacuum products are used worldwide in industrial manufacturing, transportation, chemical processing, food and beverage production, energy, environmental and other applications. In addition to equipment sales, the Company offers a broad portfolio of service options tailored to customer needs and complete range of aftermarket parts, air treatment equipment, controls and other accessories. The Company’s engineered loading systems and fluid transfer equipment ensure the safe handling and transfer of crude oil, liquefied natural gas, compressed natural gas, chemicals, and bulk materials.

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
In the High Pressure Solutions segment, the Company designs, manufactures, markets and services a diverse range of positive displacement pumps, integrated systems and associated aftermarket parts, consumables and services. Its positive displacement pump offering includes mission-critical oil and gas drilling pumps, frac pumps and well servicing pumps, in addition to sales of associated consumables used in the operation of the Company’s pumps and aftermarket parts, consumables and services. The products the Company sells into upstream energy applications are highly aftermarket-intensive and so the Company supports these products in the field with one of the industry’s most comprehensive service networks. The Company’s customers provide drilling, completions and well services to oil and gas operators, particularly in the major basins and plays in the North American land market. The Company is one of the leading suppliers in these upstream energy applications and has long-standing customer relationships.
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

The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Income (Loss) Before Income Taxes for the years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018
Revenue
Industrial Technologies and Services	$3,248.2	$1,700.9	$1,739.6
Precision and Science Technologies	725.0	316.6	280.2
Specialty Vehicle Technologies	741.4	—	—
High Pressure Solutions	195.6	434.4	670.0
Total Revenue	$4,910.2	$2,451.9	$2,689.8
Segment Adjusted EBITDA
Industrial Technologies and Services	$759.8	$391.4	$393.6
Precision and Science Technologies	220.2	95.8	80.7
Specialty Vehicle Technologies	138.6	—	—
High Pressure Solutions	12.1	117.0	227.8
Total Segment Adjusted EBITDA	1,130.7	604.2	702.1
Less items to reconcile Segment Adjusted EBITDA to Income (Loss) Before Income Taxes:
Corporate expenses not allocated to segments(1)	113.1	42.5	18.7
Interest expense	111.1	88.9	99.6
Depreciation and amortization expense(2)	492.9	178.1	180.4
Impairment of other intangible assets(3)	19.9	—	—
Restructuring and related business transformation costs(4)	97.9	25.6	38.8
Acquisition related expenses and non-cash charges(5)	233.2	54.6	16.7
Expenses related to public stock offerings(6)	—	—	2.9
Establish public company financial reporting compliance(7)	—	0.6	4.3
Stock-based compensation(8)	50.8	20.7	(2.8)
Loss on extinguishment of debt(9)	2.0	0.2	1.1
Foreign currency transaction losses (gains), net	20.9	8.1	(1.9)
Shareholder litigation settlement recoveries(10)	—	(6.0)	(9.5)
Other adjustments(11)	8.3	—	4.3
Income (Loss) Before Income Taxes	$(19.4)	$190.9	$349.5
(1)Includes insurance recoveries of asbestos legal fees of $8.2 million in the year ended December 31, 2018.
(2)Depreciation and amortization expense excludes $8.0 million of depreciation of rental equipment for the year ended December 31, 2020.
(3)Represents non-cash charges for impairment of intangible assets other than goodwill.
(4)Restructuring and related business transformation costs consist of the following.

	Year Ended December 31,
	2020	2019	2018
Restructuring charges	$92.9	$17.1	$12.7
Severance, sign-on, relocation and executive search costs	2.8	2.5	4.1
Facility reorganization, relocation and other costs	2.1	2.4	3.1
Information technology infrastructure transformation	—	1.2	0.8
Losses (gains) on asset and business disposals	—	0.8	(1.1)
Consultant and other advisor fees	—	0.3	14.1
Other, net	0.1	1.3	5.1
Total restructuring and related business transformation costs	$97.9	$25.6	$38.8
(5)Represents costs associated with successful and/or abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs) and non-cash charges and credits arising from fair value purchase accounting adjustments.
(6)Represents expenses related to the Company’s initial stock offering and subsequent secondary offerings.

(7)Represents third party expenses to comply with the requirements of Sarbanes-Oxley and the accelerated adoption of the new accounting standards (ASC 606 – Revenue from Contracts with Customers and ASC 842 – Leases) in the first quarter of 2019 and 2020, respectively, one year ahead of the required adoption dates for a private company.
(8)Represents stock-based compensation expense recognized for stock options outstanding for the year ended December 31, 2020 of $51.3 million decreased by $0.5 million due to costs associated with employer taxes.
Represents stock-based compensation expense recognized for stock options outstanding for the year ended December 31, 2019 of $19.2 million and associated employer taxes of $1.5 million.
Represents stock-based compensation expense recognized for the year ended December 31, 2018 for stock options outstanding of $2.8 million, reduced by of $5.6 million primarily due to a decrease in the estimated accrual for employer taxes related to DSUs as a result of a lower per share price.
(9)Represents losses on the extinguishment of a portion of the U.S. Term Loan, and the refinancing of the Original Dollar Term Loan Facility and the Original Euro Term Loan Facility as well as losses reclassified from AOCI into income related to the amendment of the interest rate swaps in conjunction with the debt repayment.
(10)Represents insurance recoveries of the Company’s shareholder litigation settlement in 2014.
(11)Includes (i) non-cash impact of net LIFO reserve adjustment, (ii) effects of amortization of prior service costs and amortization of losses in pension and other postretirement benefits (“OPEB”) expense, (iii) certain legal and compliance costs and (iv) other miscellaneous adjustments.
The following tables provide summarized information about the Company’s reportable segments.
Identifiable Assets

	2020	2019	2018
Industrial Technologies and Services	$9,113.4	$2,729.7	$2,806.6
Precision and Science Technologies	2,852.8	558.4	570.0
Specialty Vehicle Technologies	1,645.9	—	—
High Pressure Solutions	687.8	813.5	882.3
Total	14,299.9	4,101.6	4,258.9
General corporate (unallocated)	1,758.7	526.8	228.2
Total identifiable assets	$16,058.6	$4,628.4	$4,487.1
Depreciation and Amortization Expense

	2020	2019	2018
Industrial Technologies and Services	$314.3	$123.9	$128.3
Precision and Science Technologies	106.3	26.2	23.9
Specialty Vehicle Technologies	53.5	—	—
High Pressure Solutions	26.8	28.0	28.2
Total depreciation and amortization expense	$500.9	$178.1	$180.4
Capital Expenditures

	2020	2019	2018
Industrial Technologies and Services	$32.2	$31.5	$35.3
Precision and Science Technologies	9.8	5.5	4.9
Specialty Vehicle Technologies	2.9	—	—
High Pressure Solutions	3.8	6.2	12.0
Total capital expenditures	$48.7	$43.2	$52.2

The following table presents property, plant and equipment by geographic region for the years ended December 31, 2020, 2019 and 2018.

	Property, Plant and Equipment, net
	2020	2019	2018
United States	$390.9	$179.6	$199.9
Other Americas	15.6	5.9	6.3
Total Americas	406.5	185.5	206.2
EMEA(1)	216.1	117.3	126.3
Asia Pacific	174.7	23.8	24.1
Total	$797.3	$326.6	$356.6
(1)Europe, Middle East and Africa (“EMEA”)
Note 23:    Related Party
Affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) own 44,788,635 shares of common stock, or approximately 11% of the total outstanding common stock based on the number of shares outstanding as of December 31, 2020.
Affiliates of KKR participated as (i) a lender in the Company’s Senior Secured Credit Facilities discussed in Note 10 “Debt,” (ii) an underwriter in the Company’s initial public offering and its secondary offering by certain selling stockholders in May 2018, and (iii) a provider of services for the fiscal years 2020, 2019 and 2017 debt refinancing transactions. KKR held a position in the Euro Term Loan Facility of €43.3 million and €49.0 million as of December 31, 2020 and 2019, respectively, as well as a position in the Dollar Term Loan B of $39.7 million as of December 31, 2020. In May 2018, KKR Capital Markets LLC acted as an underwriter in connection with the secondary offering of the Company’s stock by certain selling stockholders and received underwriter discounts and commissions of approximately $5.2 million. In June 2019, KKR Capital Markets LLC was the joint lead arranger and bookrunner of Amendment No. 4 to the Credit Agreement and earned $0.4 million in structuring fees for their involvement in the Amendment. During 2020, KKR Capital Markets LLC earned $7.5 million in underwriting fees for their involvement in Amendment No. 5 and Amendment No. 6 to the Credit Agreement.
Note 24:    Earnings Per Share
The computations of basic and diluted income per share are as follows.

	Year Ended December 31,
	2020	2019	2018
Net income (loss) attributable to Ingersoll Rand Inc.	$(33.3)	$159.1	$269.4
Average shares outstanding:
Basic	382.8	203.5	201.6
Diluted	382.8	208.9	209.1
Earnings (loss) per share:
Basic	$(0.09)	$0.78	$1.34
Diluted	$(0.09)	$0.76	$1.29
For the year ended December 31, 2020, there were 4.4 million potentially dilutive stock-based awards that were not included in the computation of diluted loss per share as we incurred a net loss during the period. For the years ended December 31, 2019 and 2018, there were 1.8 million and 0.8 million anti-dilutive shares that were not included in the computation of diluted earnings per share.
Note 25:    Subsequent Events
On January 31, 2021, the Company completed the acquisition of Tuthill Vacuum and Blower Systems for approximately $184 million in cash, subject to post-closing adjustments. Tuthill Vacuum and Blower Systems is a leader in the design and production of positive displacement blowers, mechanical vacuum pumps, vacuum boosters and engineered systems. The initial accounting for the business combination, including the estimated fair value of assets and liabilities acquired, is incomplete as a result of the timing of the acquisition. The results of operations of the acquired business will be reported within the Industrial Technologies and Services segment beginning in the first quarter of 2021.
On February 14, 2021, the Company entered into an agreement to sell its High Pressure Solutions (“HPS”) business to private equity firm American Industrial Partners (“AIP”). Under the agreement, the Company will receive cash consideration of $300 million at close for its majority interest and retain a 45% ownership interest in the HPS business. The HPS business did not meet the criteria for assets held for sale as of December 31, 2020 and therefore remains presented as a component of continuing operations. In all subsequent periods, the HPS business will be presented as a discontinued operation and its net assets will be classified as held for sale and comparable prior periods will be recast to reflect this change. Upon classification as held for sale in the first quarter of 2021, the Company expects to recognize a loss of between $195 million and $235 million, inclusive of estimated transaction fees. This transaction is expected to close in the first half of 2021, subject to regulatory approvals and customary closing conditions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Ingersoll Rand Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ingersoll Rand Inc. and subsidiaries (formerly Gardner Denver Holdings, Inc.) (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of Ingersoll Rand Industrial, which was acquired on February 29, 2020, and whose financial statements constitute 60% and 16%, respectively, of total revenues and total assets (excluding goodwill and intangibles which were included in management's assessment of internal control over financial reporting as of December 31, 2020) of the consolidated financial statement amounts as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at Ingersoll Rand Industrial.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2019 due to the adoption of Financial Accounting Standards Board ASU No. 2016-02, Leases (Topic 842), using the optional transition method with effect from January 1, 2019.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Fair Value of Acquired Customer Relationship and Tradename Intangible Assets – Refer to Note 3 to the Financial Statements
Critical Audit Matter Description
During 2020, the Company acquired Ingersoll Rand Industrial for an aggregate purchase price of $6,937.0 million. The Company accounts for acquired businesses using the acquisition method of accounting by recording assets and liabilities acquired at their respective fair values. Related to the acquisition, the Company recorded intangible assets related to customer relationships and tradenames of $2,101.0 million and $1,312.0 million, respectively, based on a discounted cash flow model. The determination of the acquisition date fair value of the customer relationship and tradename intangible assets required the Company to make significant estimates and assumptions regarding estimated future revenues, estimated future earnings before interest, taxes, depreciation and amortization (“estimated future EBITDA”), royalty rates, and discount rates.
We identified the fair value of certain acquired customer relationships and tradenames as a critical audit matter because of the significant judgments made by management to estimate the respective fair values. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to estimated future revenues, estimated future EBITDA, royalty rates, and discount rates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures included the following, among others:
•We tested the effectiveness of controls over the Company’s determination of the fair values of acquired customer relationships and tradenames, including those over the estimation of future revenues and EBITDA, and the selection of royalty and discount rates.
•We evaluated management’s ability to accurately estimate certain future revenues and EBITDA by comparing actual results in previous years to management’s historical forecasts.
•We evaluated the reasonableness of management’s estimated future revenues and estimated future EBITDA by:
◦Comparing the estimates to historical results;
◦Obtaining supporting evidence for assumptions related to management’s planned operational initiatives and restructurings that were incorporated into the estimates;

◦Corroborating assumptions and estimates underlying the estimates with internal communications to management and the Board of Directors; and
◦Comparing the estimates to information included in Company press releases, as well as analyst and industry reports for the Company and selected companies in its peer group.
•With the assistance of our fair value specialists, we evaluated the discount rates and royalty rates, including testing the underlying market-based source information and the mathematical accuracy of the calculations, and developing a range of independent valuation assumptions and comparing those to the respective discount rates and royalty rates selected by management.
Goodwill and Other Indefinite-lived Intangible Assets – Refer to Note 8 to the Financial Statements
Critical Audit Matter Description
Management assesses goodwill and tradename intangible assets at least annually as of October 1 for impairment, or more frequently, if certain events or circumstances warrant. The goodwill balance was $6,303.6 million as of December 31, 2020, and the tradename intangible balance was $1,933.1 million as of December 31, 2020. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its’ carrying value. The Company determines the fair value of its reporting units using a combination of a discounted cash flow model and the market approach. The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to estimated future revenues, estimated future EBITDA, and discount rates. The determination of the fair value using the market approach requires management to make significant estimates and assumptions related to selection of valuation multiples. The Company’s evaluation of tradename intangible assets for impairment involves the comparison of the fair value each intangible asset to its respective carrying value. The Company determines the fair value of each tradename intangible using a discounted cash flow model which requires management to make significant estimates and assumptions related to estimated future revenues, royalty rates, and discount rates. Changes in those assumptions related to goodwill or tradename intangibles could have a significant impact on either the fair value, the amount of any impairment charge, or both.
We identified the Company’s impairment evaluation of certain reporting units’ goodwill and tradename intangibles as a critical audit matter because of the level of judgment that management needed to exercise in estimating future revenues and EBITDA and in determining the appropriate valuation multiples, discount rate and royalty rate. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to estimated future revenues, estimated future EBITDA, valuation multiples, discount rates and royalty rates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures included the following, among others:
•We tested the effectiveness of controls over the Company’s determination of the fair values of the reporting units and certain tradename intangibles, including those over the estimation of future revenues and EBITDA, and the selection of valuation multiples, royalty rates and discount rates.
•We evaluated the reasonableness of management’s estimated future revenues and estimated future EBITDA by:
◦Comparing the estimates to historical results;
◦Obtaining supporting evidence for assumptions related to management’s planned operational initiatives and restructurings that were incorporated into the estimates including consideration of the effects related to the COVID-19 pandemic;
◦Corroborating assumptions and estimates underlying the estimates with internal communications to executive management; and
◦Comparing the estimates to information included in analyst and industry reports for the Company and selected companies in its peer group.
•With the assistance of our fair value specialists, we evaluated the valuation multiples, discount rates and royalty rates, including testing the underlying market-based source information and the mathematical accuracy of the calculations, developing a range of independent valuation assumptions and comparing those to the respective discount rates and royalty rates selected by management, and assessing the selection of valuation multiples through comparison of historical and projected growth and profitability.

Asbestos-Related and Silica-Related Litigation – Liability and Insurance Recovery Receivable – Refer to Note 20 to the Financial Statements
Critical Audit Matter Description
The Company has been named as a defendant in a number of asbestos-related and silica-related personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources and typically the Company is one of approximately 25 or more named defendants. At December 31, 2020, the Company has recorded an estimated liability of $131.4 million with respect to the Company’s asbestos-related and silica- related litigation. The Company uses a third-party actuary to assist in determining certain assumptions and in calculating the estimated liability. The estimated liability is based on currently available information and assumptions, including the estimated future number and type of new claims to be filed each year, the estimated future resolution or outcome of new and pending claims, and the estimated average cost of resolution of each new and pending claim.
The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos- and silica-related lawsuits filed against the Company. The Company has also pursued litigation against certain insurers or indemnitors, where necessary. The Company has an insurance recovery receivable for probable asbestos and silica-related recoveries of $132.1 million. The estimated asset is based on key variables and assumptions used to determine the recorded amounts, including the amount of insurance available, allocation methodologies, the resolution of coverage issues with other excess coverage carriers with whom the Company has not yet achieved settlements, and the solvency risk with respect to the Company’s insurance carriers.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimated liability for asbestos-related and silica-related litigation included the following, among others:
•We tested the effectiveness of internal controls related to the estimated liability for asbestos-related and silica-related litigation, including those over the estimated future claims development, the estimated resolution or outcome of these claims, and the estimated average cost of resolution of each claim.
•We evaluated the methods and assumptions used by the Company to determine the estimated liability by:
◦Testing the underlying claim and settlement cost data that served as inputs for the actuarial analysis, including testing historical and pending claims by comparing key attributes to accounting records and legal documents to assess the accuracy and completeness of the data.
◦With the assistance of our actuarial specialists, we evaluated whether the estimates of future claim numbers and types, number of claims expected to be dismissed or sustained and the estimated average cost of resolution used in the Company’s calculations were reasonable in relation to historical claim trends at the Company.
◦With the assistance of our actuarial specialists, we independently recalculated the liability based on the Company’s estimates of future claim numbers and types and assumptions of estimated future resolution or outcome of the claims and estimated average cost of resolution of each claim.
◦With the assistance of our actuarial specialists, we developed independent estimates of the liability using available third-party estimates of future claim numbers and types that we determined were reputable and widely-accepted in the industry and compared our independent estimates to the Company’s recorded liability.
Our audit procedures related to the insurance recovery receivable for probable asbestos and silica-related recoveries included the following, among others:
•We tested the effectiveness of internal controls related to the insurance recovery receivable for probable asbestos and silica-related recoveries.

•With the assistance of our insurance recovery specialists, we evaluated the Company’s analysis of the solvency of insurance carriers with policies with the Company or its predecessors. With the assistance of these specialists, we read the Company’s analysis and supporting documentation of policy coverage by year as compared to estimated claims per year to assess the Company’s determination of coverage by claim year. With the assistance of these specialists, we obtained legal opinions regarding recoverability that the Company had obtained from external counsel and read associated legal proceedings to evaluate the Company’s assessment of the probability of recovery.

/s/ DELOITTE & TOUCHE LLP
Charlotte, NC
February 26, 2021
We have served as the Company's auditor since 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2020. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company's internal control over financial reporting related to Ingersoll Rand Industrial. The Company acquired Ingersoll Rand Industrial on February 29, 2020. Ingersoll Rand Industrial represented 16% of the Company's consolidated total assets (excluding goodwill and intangibles which were included in management's assessment of internal control over financial reporting as of December 31, 2020) and 60% of the consolidated total revenues as of and for the year ended December 31, 2020. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
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
The Company’s internal control over financial reporting includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.
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
Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company's internal control over financial reporting related to Ingersoll Rand Industrial. The Company acquired Ingersoll Rand Industrial on February 29, 2020. Ingersoll Rand Industrial represented 16% of the Company's consolidated total assets (excluding goodwill and intangibles which were included in management's assessment of internal control over financial reporting as of December 31, 2020) and 60% of the consolidated total revenues as of and for the year ended December 31, 2020.
Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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
Changes in Internal Control Over Financial Reporting
Regulations under the Exchange Act require public companies, including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Except as described below, there have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2020.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2020.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below, the information required by this Item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2020.
Equity Compensation Plan Information
The following table provides information as of December 31, 2020 about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of the existing equity compensation plans including our 2013 Stock Incentive Plan and 2017 Omnibus Incentive Plan. All equity compensation plans are described more fully in Note 17 “Stock-Based Compensation Plans” to our audited consolidated financial statements included elsewhere in this Form 10-K.

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants And Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in the first column)(3)
Equity compensation plans approved by securityholders	13,722,414	$18.57	11,218,665
(1)Total includes 3,843,146 stock options under the Company’s 2013 Stock Incentive Plan and 3,822,394 stock options and 6,056,874 restricted stock units under the Company’s 2017 Omnibus Incentive Plan. The restricted stock units are based on the maximum number of shares issuable under restricted stock units that are subject to performance conditions.
(2)The weighted average exercise price relates only to stock options. The calculation of the weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration.
(3)These shares are available for grant as of December 31, 2020 under the Company’s 2017 Omnibus Incentive Plan. This includes 8,550,000 shares initially authorized for issuance under the Company’s 2017 Omnibus Incentive Plan and shares subject to awards under the Company’s 2013 Stock Incentive Plan that expired or were otherwise forfeited or terminated in accordance with their terms without the delivery of shares of the Company’s common stock in settlement thereof.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2020.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2020.
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
The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.
Schedule to Consolidated Financial Statements

Schedule I - Condensed Financial Statements Ingersoll Rand Inc. (Parent Company Only)	125

Exhibits

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of April 30, 2019, by and among Ingersoll-Rand plc, Ingersoll-Rand U.S. Holdco, Inc., Gardner Denver Holdings, Inc. and Charm Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Ingersoll-Rand plc on May 6, 2019 (File No. 001-34400))
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
3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed by the registrant on March 2, 2020 (File no. 333-236801))

3.3	Amended and Restated Bylaws of Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017 (File no. 001-38095))
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on May 3, 2017 (File no. 333-216320))
4.2	Amended and Restated Registration Rights Agreement, dated as of May 17, 2017, by and among KKR Renaissance Aggregator L.P.; KKR Renaissance Aggregator GP LLC; Gardner Denver Holdings, Inc. and each of the other parties thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017 (File no. 001-38095))
4.3	Description of Ingersoll Rand Inc.’s Securities
10.1†	2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))
10.2	Senior Secured Credit Agreement, dated as of July 30, 2013, among Renaissance Acquisition Corp., the foreign borrowers described therein, Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), UBS AG, Stamford Branch, as administrative agent, and other agents and lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))
10.3	Amendment No. 1, dated as of March 4, 2016, to the Senior Secured Credit Agreement, among Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), Gardner Denver, Inc., GD German Holdings II GmbH (as successor in interest to Gardner Denver Holdings GmbH & Co. KG), GD First (UK) Limited, UBS AG, Stamford Branch, as administrative agent, and other agents and lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))
10.4	Amendment No. 2, dated as of August 17, 2017, to the Senior Secured Credit Agreement, among Gardner Denver Holdings, Inc., Gardner Denver, Inc., GD German Holdings II GmbH, GD First (UK) Limited, UBS AG, Stamford Branch, as administrative agent, and the other parties and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2017 (File no. 001-38095))
10.5	Amendment No. 3, dated as of December 13, 2018, to the Senior Secured Credit Agreement dated as of July 30, 2013, among Gardner Denver Holdings, Inc., Gardner Denver, Inc., GD German Holdings II GmbH, GD First (UK) Limited, UBS AG, Stamford Branch, as administrative agent, and the other parties and lenders part thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2018 (File no. 001-38095)
10.6
Amendment No. 4 to the Credit Agreement, dated as of June 28, 2019, among Gardner Denver Holdings, Inc., GD German Holdings II GmbH, Gardner Denver Holdings Ltd., UBS AS, Stamford Branch as the Resigning Agent, Citibank, N.A. as the Successor Agent and the lenders and other entities party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2019 (File No. 001-38095))

10.7
Amendment No. 5 to Credit Agreement and Joinder Agreement dated as of February 28, 2020, by and among Gardner Denver Holdings, Inc., Gardner Denver, Inc., GD German Holdings II GmbH, Gardner Denver Holdings, Ltd., Citibank, N.A. as administrative agent, and the other parties and lenders party thereto
(incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020 (File No. 001-38095))

10.8
Joinder Agreement and Amendment No. 6 to Credit Agreement, dated as of June 29, 2020, among Ingersoll Rand Inc., Gardner Denver, Inc., Ingersoll-Rand Services Company, GD German Holdings II GmbH, Gardner Denver Holdings Ltd., Citibank, N.A., and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2020 (File No. 001-38095))

10.9
Pledge Agreement, dated as of July 30, 2013, among Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), Renaissance Acquisition Corp., the subsidiary pledgors identified therein and UBS AG, Stamford Branch, as collateral agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.10	Security Agreement, dated as of July 30, 2013, among Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), Renaissance Acquisition Corp., the subsidiary grantors identified therein and UBS AG, Stamford Branch, as collateral agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))
10.11	Guarantee Agreement, dated as of July 30, 2013, among Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), the subsidiary guarantors identified therein and UBS AG, Stamford Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))
10.12
Amendment No. 3 to Receivables Financing Agreement dated as of February 27, 2020, by and among Gardner Denver, Inc., as initial servicer, Gardner Denver Finance II LLC, as borrower, and PNC Bank, National Association, as lender, LC participant, LC bank, and administrative agent (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020 (File No. 001-38095))

10.13	Indemnification Agreement, dated as of July 30, 2013, by and among KKR Renaissance Aggregator L.P.; KKR Renaissance Aggregator GP LLC; Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.); Gardner Denver, Inc. and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))
10.14	Stockholders Agreement, dated as of May 17, 2018, between Gardner Denver Holdings, Inc. and KKR Renaissance Aggregator L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017 (File no. 001-38095))
10.15†	Form of Management Stockholder’s Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))
10.16†	Form of Director Stockholder’s Agreement (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))
10.17	Form of Advisor Stockholder’s Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))
10.18†	Form of Director Stock Option Agreement under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))
10.19†	Form of Management Stock Option Agreement (December 2013) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))
10.20†	Form of Management Stock Option Agreement (May 2015) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))
10.21†	Form of Management Stock Option Agreement (May 2016, 3 year vesting) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))
10.22†
Form of Management Stock Option Agreement (May 2016, 5 year vesting) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.23†	Form of Management Stock Option Agreement (December 2016) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))
10.24†	Form of Amendment to Stock Option Agreement or Stock Appreciation Right Agreement under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))
10.25†	Stock Option Agreement, dated as of March 7, 2014, under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) between Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and Andrew Schiesl (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))

10.26†	Form of Sale Participation Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))
10.27†	Offer Letter, dated April 17, 2015, between Vicente Reynal and Gardner Denver, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))
10.28†	Offer Letter, dated November 19, 2015, between Vicente Reynal and Gardner Denver, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))
10.29†	Offer Letter, dated November 25, 2013, between Gardner Denver, Inc. and Andy Schiesl (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017 (File no. 333-216320))
10.30†	Employment Contract, dated September 11, 2018 between Gardner Denver Deutschland GmbH and Enrique Miñarro Viseras (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2018 (File No. 001-38095))
10.31†
Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed on March 2, 2020 (File No. 001-38095))

10.32†	Form of Restricted Stock Unit Grant Notice and Agreement (2018) under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 27, 2018 (File No. 001-38095))
10.33†	Form of Director Restricted Stock Unit Grant Notice and Agreement under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 27, 2018 (File no. 001-38095))
10.34†	Form of Stock Option Grant Notice and Agreement under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed on February 16, 2018 (File no. 001-38095))
10.35†	Gardner Denver, Inc. Supplemental Excess Defined Contribution Plan (January 1, 2019 Restatement) (incorporated by reference to Exhibit 10.36 to the Registrants Annual Report on Form 10-K filed on February 27, 2019 (File no. 001-38095))
10.36	Amendment No. 1 to the Stockholders Agreement, dated as of April 30, 2019, between Gardner Denver Holdings, Inc. and KKR Renaissance Aggregator L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 6, 2019 (File No. 001-38095))
10.37†
Transition Agreement, dated June 12, 2020, between Ingersoll Rand Inc. and Emily Weaver (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2020 (File No. 001-38095))

10.38†	Form of Stock Option Grant Notice and Agreement under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan
10.39†	Form of Restricted Stock Unit Grant Notice and Agreement (2019) under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan
10.40
Transition Services Agreement, dated as of February 29, 2020, by and between Ingersoll-Rand plc and Ingersoll-Rand U.S. Holdco, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020 (File No. 001-38095))

10.41
Tax Matters Agreement, dated as of February 29, 2020, by and among Ingersoll-Rand plc, Ingersoll-Rand Lux International Holding Company S.A.R.L, Ingersoll-Rand Services Company, Ingersoll-Rand U.S. HoldCo, Inc. and Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020 (File No. 001-38095))

10.42
Employee Matters Agreement, dated as of February 29, 2020, by and among Ingersoll-Rand plc, Ingersoll-Rand U.S. HoldCo, Inc. and Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020 (File No. 001-38095))

10.43
Real Estate Matters Agreement, dated February 29, 2020, by and between Ingersoll-Rand plc, and Ingersoll-Rand U.S. HoldCo, Inc. and Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020 (File No. 001-38095))

10.44
Intellectual Property Matters Agreement, dated as of February 29, 2020, by and between Ingersoll-Rand plc, Ingersoll-Rand U.S. HoldCo, Inc., and solely for the purposes of Section 5.06, Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020 (File No. 001-38095))

10.45
Trademark License Agreement, dated as of February 29, 2020, by and between Ingersoll-Rand U.S. HoldCo, Inc. and Ingersoll-Rand plc (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020 (File No. 001-38095))

10.46*
Omnibus Transaction Side Letter, dated February 29, 2020, by and among Ingersoll-Rand plc, Ingersoll-Rand U.S. Holdco Inc., Gardner Denver Holdings, Inc. and Charm Merger Sub Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020 (File No. 001-38095))

10.47
Side Letter to the Employee Matters Agreement, dated July 11, 2019, by and among Ingersoll-Rand plc and Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020 (File No. 001-38095))

10.48
Side Letter to the Employee Matters Agreement, dated February 29, 2020, by and among Ingersoll-Rand plc, Ingersoll-Rand U.S. Holdco, Inc. and Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020 (File No. 001-38095))

10.49†
Form of Performance Stock Unit Grant Notice and Agreement under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020 (File No. 001-38095))

10.50†
Form of Restricted Stock Unit Grant Notice and Agreement (2-yr vesting) under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020 (File No. 001-38095))

10.51†
Form of Restricted Stock Unit Grant Notice and Agreement (4-yr vesting) under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020 (File No. 001-38095))

10.52†
Form of Stock Option Grant Notice and Agreement under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020 (File No. 001-38095))

21	Subsidiaries of Ingersoll Rand Inc. as of December 31, 2020
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)
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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on the 26th day of February 2021, by the undersigned, thereunto duly authorized.

Ingersoll Rand Inc.

By:	/s/ Vicente Reynal
Name: Vicente Reynal
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of February 2021, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity
/s/ Vicente Reynal	Chief Executive Officer and Director
Vicente Reynal	(Principal Executive Officer), Director

/s/ Vikram U. Kini	Vice President and Chief Financial Officer
Vikram U. Kini	(Principal Financial Officer)

/s/ Michael J. Scheske	Vice President and Corporate Controller
Michael J. Scheske	(Principal Accounting Officer)

/s/ Peter Stavros	Director
Peter Stavros

/s/ Kirk E. Arnold	Director
Kirk E. Arnold

/s/ Elizabeth Centoni	Director
Elizabeth Centoni

/s/ William P. Donnelly	Director
William P. Donnelly

/s/ Gary D. Forsee	Director
Gary D Forsee

/s/ John Humphrey	Director
John Humphrey

/s/ Marc E. Jones	Director
Marc E. Jones

/s/ Joshua T. Weisenbeck	Director
Joshua T. Weisenbeck

/s/ Tony L. White	Director
Tony L. White

SCHEDULE 1 – INGERSOLL RAND INC.
(PARENT COMPANY ONLY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2020	2019	2018
Revenues	$—	$—	$—
Cost of sales	14.6	0.6	—
Gross Profit	(14.6)	(0.6)	—
Operating costs	30.9	10.4	(1.2)
Other operating expense, net	(4.9)	(47.0)	(22.4)
Operating Income (Loss)	(40.6)	36.0	23.6
Interest income	42.5	42.3	41.8
Income Before Income Taxes	1.9	78.3	65.4
Income tax provision (benefit)	(3.9)	(5.1)	3.4
Income (Loss) of Parent Company	5.8	83.4	62.0
Equity in undistributed income of subsidiaries	(39.1)	75.7	207.4
Net Income (Loss)	(33.3)	159.1	269.4
Other comprehensive income (loss)	270.2	(0.8)	(47.5)
Comprehensive Income	$236.9	$158.3	$221.9

SCHEDULE 1 – INGERSOLL RAND INC.
(PARENT COMPANY ONLY)
BALANCE SHEETS
(in millions)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$—	$—
Other current assets	0.4	1.0
Total current assets	0.4	1.0
Equity in net assets of subsidiaries	8,006.0	848.5
Intercompany receivables	1,107.3	1,019.9
Deferred tax assets	10.9	8.3
Total assets	$9,124.6	$1,877.7

Liabilities and Stockholders' Equity
Other liabilities	$4.9	$7.8
Total liabilities	4.9	7.8
Stockholders' equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 420,123,978 and 206,767,529 shares issued as of December 31, 2020 and 2019, respectively	4.2	2.1
Capital in excess of par value	9,310.3	2,302.0
Accumulated deficit	(175.7)	(141.4)
Accumulated other comprehensive loss	14.2	(256.0)
Treasury stock at cost; 1,496,169 and 1,701,785 shares as of December 31, 2020 and 2019, respectively	(33.3)	(36.8)
Total Ingersoll Rand Inc. stockholders' equity	9,119.7	1,869.9
Total liabilities and equity	$9,124.6	$1,877.7

SCHEDULE 1 – INGERSOLL RAND INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(15.1)	$(15.1)	$55.0
Cash Flows From Investing Activities:
Advances to subsidiaries	(2.5)	(10.1)	(20.3)
Net cash provided by (used in) investing activities	(2.5)	(10.1)	(20.3)
Cash Flows From Financing Activities:
Proceeds from stock option exercises	22.7	42.8	6.8
Purchases of treasury stock	(2.1)	(18.6)	(40.7)
Purchase of shares from noncontrolling interest	(14.9)	—	—
Proceeds from sale of noncontrolling interest	11.9	—	—
Net cash provided by (used in) financing activities	17.6	24.2	(33.9)
Increase (decrease) in cash and cash equivalents	—	(1.0)	0.8
Cash and cash equivalents, beginning of year	—	1.0	0.2
Cash and cash equivalents, end of year	$—	$—	$1.0

SCHEDULE I - INGERSOLL RAND INC.
(PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Overview and Basis of Presentation
On February 29, 2020, Ingersoll Rand Inc. (formerly known as Gardner Denver Holdings, Inc.) completed the acquisition of and merger with Ingersoll Rand Industrial (“Ingersoll Rand Industrial”) and changed its name from Gardner Denver Holdings, Inc. to Ingersoll Rand Inc.
Ingersoll Rand Inc. Parent Company Only financial information has been derived from its consolidated financial statements and should be read in conjunction with the consolidated financial statements included in this report. The accounting policies for the registrant are the same as those described in Note 1 “Summary of Significant Accounting Policies” to our audited consolidated financial statements included elsewhere in this Form 10-K.
2. Subsidiary Transactions
Investment in Subsidiaries
Ingersoll Rand Inc.’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries.
Dividends and Capital Distributions
There were no dividends received from subsidiaries during the years ended December 31, 2020, 2019 and 2018.
3. Debt
A discussion of long-term debt, including the five-year debt maturity schedule, can be found in Note 10 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K. Ingersoll Rand Inc. had no long-term debt obligations as of December 31, 2020 and 2019.
4. Contingencies
For a summary of contingencies, see Note 20 “Contingencies” to our audited consolidated financial statements included elsewhere in this Form 10-K.