Form 10-Q
period 2021-03-31
Ingersoll Rand Inc.
filed 2021-04-30
CIK 1699150

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
The registrant had outstanding 419,452,801 shares of Common Stock, par value $0.01 per share, as of April 23, 2021.

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:
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
•Shareholder and customer emphasis on environmental, social, and governance responsibility may impose additional costs on us or expose us to new risks.
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
•Dispositions create certain risks and may affect our operating results.
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

Table of Content
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

Table of Content
PART I.    FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	For the Three Month Period Ended March 31,
	2021	2020
Revenues	$1,369.8	$703.5
Cost of sales	854.4	485.8
Gross Profit	515.4	217.7
Selling and administrative expenses	270.7	147.2
Amortization of intangible assets	93.7	49.3
Other operating expense, net	1.3	97.3
Operating Income (Loss)	149.7	(76.1)
Interest expense	23.1	27.1
Loss on extinguishment of debt	—	2.0
Other income, net	(2.5)	(0.2)
Income (Loss) from Continuing Operations Before Income Taxes	129.1	(105.0)
Provision (benefit) for income taxes	17.5	(67.0)
Income (Loss) from Continuing Operations	111.6	(38.0)
Income (loss) from discontinued operations, net of tax	(201.7)	1.2
Net Loss	(90.1)	(36.8)
Less: Net income attributable to noncontrolling interests	0.3	—
Net Loss Attributable to Ingersoll Rand Inc.	$(90.4)	$(36.8)

Amounts attributable to Ingersoll Rand Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$111.3	$(38.0)
Income (loss) from discontinued operations, net of tax	(201.7)	1.2
Net loss attributable to Ingersoll Rand Inc.	$(90.4)	$(36.8)

Basic earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$0.27	$(0.14)
Loss from discontinued operations	(0.48)	—
Net loss	(0.22)	(0.13)

Diluted earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$0.26	$(0.14)
Loss from discontinued operations	(0.47)	—
Net loss	(0.21)	(0.13)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	For the Three Month Period Ended March 31,
	2021	2020
Comprehensive Loss Attributable to Ingersoll Rand Inc.
Net loss attributable to Ingersoll Rand Inc.	$(90.4)	$(36.8)
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net	(99.8)	(92.2)
Unrecognized gain on cash flow hedges, net	—	1.2
Pension and other postretirement prior service cost and gain or (loss), net	1.2	2.9
Total other comprehensive loss, net of tax	(98.6)	(88.1)
Comprehensive loss attributable to Ingersoll Rand Inc.	$(189.0)	$(124.9)
Comprehensive Loss Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$0.3	$—
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net	(1.1)	(4.0)
Total other comprehensive loss, net of tax	(1.1)	(4.0)
Comprehensive loss attributable to noncontrolling interests	(0.8)	(4.0)
Total Comprehensive Loss	$(189.8)	$(128.9)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,639.6	$1,750.9
Accounts receivable, net of allowance for credit losses of $50.6 and $52.7, respectively	978.1	934.4
Inventories	832.5	785.3
Other current assets	199.3	199.7
Assets of discontinued operations - current	504.4	191.8
Total current assets	4,153.9	3,862.1
Property, plant and equipment, net of accumulated depreciation of $310.6 and $291.9, respectively	713.6	714.4
Goodwill	6,154.9	6,108.8
Other intangible assets, net	4,499.1	4,527.0
Deferred tax assets	16.5	16.1
Other assets	323.9	334.5
Assets of discontinued operations - long-term	—	495.7
Total assets	$15,861.9	$16,058.6
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$40.6	$40.4
Accounts payable	674.2	646.6
Accrued liabilities	754.8	769.8
Liabilities of discontinued operations - current	66.7	41.8
Total current liabilities	1,536.3	1,498.6
Long-term debt, less current maturities	3,823.2	3,859.1
Pensions and other postretirement benefits	266.3	274.8
Deferred income taxes	871.4	873.5
Other liabilities	339.0	353.3
Liabilities of discontinued operations - long-term	—	9.8
Total liabilities	$6,836.2	$6,869.1
Commitments and contingencies (Note 16)	—	—
Stockholders’ equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 420,864,854 and 420,123,978 shares issued as of March 31, 2021 and December 31, 2020, respectively	4.2	4.2
Capital in excess of par value	9,337.8	9,310.3
Accumulated deficit	(266.1)	(175.7)
Accumulated other comprehensive income (loss)	(84.4)	14.2
Treasury stock at cost; 1,495,403 and 1,496,169 shares as of March 31, 2021 and December 31, 2020, respectively	(34.8)	(33.3)
Total Ingersoll Rand Inc. stockholders’ equity	$8,956.7	$9,119.7
Noncontrolling interests	69.0	69.8
Total stockholders’ equity	$9,025.7	$9,189.5
Total liabilities and stockholders’ equity	$15,861.9	$16,058.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Month Period Ended March 31, 2021
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Ingersoll Rand Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	420.1	$4.2	$9,310.3	$(175.7)	$14.2	$(33.3)	$9,119.7	$69.8	$9,189.5
Net income (loss)	—	—	—	(90.4)	—	—	(90.4)	0.3	(90.1)
Issuance of common stock for stock-based compensation plans	0.8	—	4.7	—	—	—	4.7	—	4.7
Purchases of treasury stock	—	—	—	—	—	(3.0)	(3.0)	—	(3.0)
Issuance of treasury stock for stock-based compensation plans	—	—	(1.1)	—	—	1.5	0.4	—	0.4
Stock-based compensation	—	—	23.9	—	—	—	23.9	—	23.9
Other comprehensive loss, net of tax	—	—	—	—	(98.6)	—	(98.6)	(1.1)	(99.7)
Balance at end of period	420.9	$4.2	$9,337.8	$(266.1)	$(84.4)	$(34.8)	$8,956.7	$69.0	$9,025.7

	Three Month Period Ended March 31, 2020
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	206.8	$2.1	$2,302.0	$(141.4)	$(256.0)	$(36.8)	$1,869.9	$—	$1,869.9
Net loss	—	—	—	(36.8)	—	—	(36.8)	—	(36.8)
Acquisition of Ingersoll Rand Industrial	211.0	2.1	6,934.9	—	—	—	6,937.0	73.3	7,010.3
Costs of issuing equity securities	—	—	(1.0)	—	—	—	(1.0)	—	(1.0)
Issuance of common stock for stock-based compensation plans	0.4	—	2.2	—	—	—	2.2	—	2.2
Purchases of treasury stock	—	—	—	—	—	(0.8)	(0.8)	—	(0.8)
Issuance of treasury stock for stock-based compensation plans	—	—	(1.0)	—	—	1.4	0.4	—	0.4
Stock-based compensation	—	—	4.4	—	—	—	4.4	—	4.4
Other comprehensive loss, net of tax	—	—	—	—	(88.1)	—	(88.1)	(4.0)	(92.1)
Adoption of new accounting standard (ASU 2016-13)	—	—	—	(1.0)	—	—	(1.0)	—	(1.0)
Balance at end of period	418.2	$4.2	$9,241.5	$(179.2)	$(344.1)	$(36.2)	$8,686.2	$69.3	$8,755.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	For the Three Month Period Ended March 31,
	2021	2020
Cash Flows From Operating Activities From Continuing Operations:
Net loss	$(90.1)	$(36.8)
Income (loss) from discontinued operations, net of tax	(201.7)	1.2
Income (loss) from continuing operations	111.6	(38.0)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities from continuing operations:
Amortization of intangible assets	93.7	49.3
Depreciation	25.3	13.9
Stock-based compensation expense	23.3	3.4
Foreign currency transaction losses (gains), net	(18.1)	2.3
Deferred income taxes	(4.8)	(1.1)
Other non-cash adjustments	(0.4)	2.0
Changes in assets and liabilities:
Receivables	(53.6)	12.1
Inventories	(56.1)	(19.4)
Accounts payable	31.4	81.1
Accrued liabilities	(8.1)	(80.3)
Other assets and liabilities, net	(21.6)	12.7
Net cash provided by operating activities from continuing operations	122.6	38.0
Cash Flows From (Used In) Investing Activities From Continuing Operations:
Capital expenditures	(15.0)	(7.6)
Net cash acquired (paid) in business combinations	(202.5)	41.3
Disposals of property, plant and equipment	9.6	0.1
Net cash provided by (used in) investing activities from continuing operations	(207.9)	33.8
Cash Flows Used In Financing Activities From Continuing Operations:
Principal payments on long-term debt	(9.9)	(1,590.6)
Proceeds from long-term debt	—	1,586.0
Purchases of treasury stock	(3.0)	(0.8)
Proceeds from stock option exercises	5.1	2.7
Payments of contingent consideration	—	(0.7)
Payments of debt issuance costs	—	(37.5)
Payments of costs incurred to issue shares for Ingersoll Rand Industrial acquisition	—	(1.0)
Net cash used in financing activities from continuing operations	(7.8)	(41.9)
Cash Flows From (Used In) Discontinued Operations:
Net cash provided by (used in) operating activities	(0.3)	30.4
Net cash used in investing activities	(0.3)	(0.7)
Net cash provided by (used in) discontinued operations	(0.6)	29.7
Effect of exchange rate changes on cash and cash equivalents	(17.6)	(9.4)
Net increase (decrease) in cash and cash equivalents	(111.3)	50.2
Cash and cash equivalents, beginning of period	1,750.9	505.5
Cash and cash equivalents, end of period	$1,639.6	$555.7
Supplemental Cash Flow Information
Cash paid for income taxes	$26.7	$12.4
Cash paid for interest	19.9	25.9
Capital expenditures in accounts payable	3.4	4.4
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting, the instructions for Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (“SEC”) Regulation S-X. In the Company’s opinion, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. We have reclassified certain prior year amounts, including the results of discontinued operations, to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations. See Note 2 “Discontinued Operations” for information on discontinued operations.
The results of operations for the interim period ended March 31, 2021 are not necessarily indicative of future results. The ongoing novel Coronavirus (“COVID-19”) pandemic is a continuously evolving situation around the globe that has negatively impacted and could continue to negatively impact the global economy. The Company’s operating results will be subject to fluctuations based on general economic conditions, and the extent to which COVID-19 may ultimately impact its business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate extent of the spread of the disease and the duration of the outbreak and business closures or business disruptions for the Company, suppliers and customers.
Recently Adopted Accounting Standard Updates (“ASU”)
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which added an impairment model that is based on expected losses rather than incurred losses and is called the Current Expected Credit Losses (“CECL”) model. This impairment model is applicable to loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables as well as any other financial asset with the contractual right to receive cash. Under the new model, an allowance equal to the estimate of lifetime expected credit losses is recognized which will result in more timely loss recognition. The guidance is intended to reduce complexity by decreasing the number of credit impairment models. The Company adopted this guidance on January 1, 2020, using a modified retrospective transition method. The Company recorded a cumulative-effect adjustment on the adoption date increasing “Accumulated deficit” in the Condensed Consolidated Balance Sheets by $1.0 million and decreasing “Accounts receivable, net of allowance for credit losses” in the Condensed Consolidated Balance Sheets by $1.0 million.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions and amending and clarifying existing guidance. The Company adopted this guidance on January 1, 2021. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.
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

Table of Content
optional expedients or exceptions available under this ASU. The Company will continue to assess whether this ASU is applicable throughout the effective period.
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which explicitly clarifies which contracts, hedging relationships, and other transactions are within the scope of the optional expedients and exceptions allowed under Topic 848. The Company has not utilized any of the optional expedients or exceptions available under Topic 848. The Company will continue to assess whether this ASU is applicable throughout the effective period, in conjunction with our assessment of ASU 2020-4.
Note 2. Discontinued Operations
High Pressure Solutions
On February 14, 2021, the Company entered into an agreement to sell a majority interest in its High Pressure Solutions (“HPS”) business to private equity firm American Industrial Partners. The divested business comprised assets including trade receivables, inventory, property, customer lists, trademarks and certain intellectual property and liabilities for accounts payable and other accrued expenses. In exchange for selling a majority interest of 55%, the Company received cash of $300.0 million at closing and retains a 45% common equity interest in the newly-formed entity comprising the HPS business. The transaction closed and proceeds were received on April 1, 2021. We are unable to estimate the period of time the Company will maintain its investment.
The HPS business met the criteria for assets held for sale during the first quarter of 2021 and therefore is presented as a discontinued operation and its net assets are classified as held for sale and comparable prior periods are recast to reflect this change. The Company recognized a loss on disposal of $203.3 million in the three month period ended March 31, 2021 to reduce the carrying value of the HPS business to the estimated fair value of net proceeds and residual equity interest less costs to sell.
The results of operations of the HPS business are presented as discontinued operations as summarized below:

	For the Three Month Period Ended March 31,
	2021	2020
Revenues	$62.4	$96.4
Cost of sales	50.5	69.6
Gross Profit	11.9	26.8
Selling and administrative expenses	4.3	8.2
Amortization of intangible assets	2.4	5.9
Other operating expense, net	8.1	3.4
Loss on disposal group	203.3	—
Income (Loss) from Discontinued Operations Before Income Taxes	(206.2)	9.3
Provision (benefit) for income taxes	(4.5)	8.1
Income (Loss) from Discontinued Operations, Net of Tax	$(201.7)	$1.2

Table of Content
The carrying amount of major classes of assets and liabilities classified that were included in discontinued operations at March 31, 2021 and December 31, 2020 related to the HPS business consist of the following (long-term assets and liabilities as of March 31, 2021 have been reclassified as current in the Condensed Consolidated Balance Sheets):

	March 31, 2021	December 31, 2020
Assets
Current assets:
Accounts receivable, net	$54.2	$32.2
Inventories	156.7	158.3
Other current assets	3.3	1.3
Total current assets	214.2	191.8
Property, plant and equipment, net	81.5	82.9
Goodwill	194.8	194.8
Other intangible assets, net	203.2	205.6
Other assets	14.0	12.4
Total assets, before valuation allowance	707.7	687.5
Less: valuation allowance	203.3	—
Total assets, net of valuation allowance	$504.4	$687.5

Liabilities
Current liabilities:
Accounts payable	$39.2	$24.5
Accrued liabilities	20.6	17.3
Total current liabilities	59.8	41.8
Other liabilities	6.9	9.8
Total liabilities	$66.7	$51.6
The significant non-cash operating items and capital expenditures reflected in cash flows of discontinued operations for the three month periods ended March 31, 2021 and 2020 related to the HPS business consist of the following:

	For the Three Month Period Ended March 31,
	2021	2020
Loss on Disposal Group	$203.3	$—
Depreciation and amortization	4.0	9.1
Capital expenditures	(0.3)	(0.7)
Note 3. Business Combinations
Acquisitions in 2021
On January 31, 2021, the Company acquired the Vacuum and Blower Systems division of Tuthill Corporation for cash consideration of $184.0 million. The business operates under the tradenames M-D Pneumatics and Kinney Vacuum Pumps and is a leader in the design and manufacture of positive displacement blowers, mechanical vacuum pumps, vacuum boosters and engineered blower and vacuum systems. The results of this business are reported within the Industrial Technologies and Services segment from the date of acquisition.
Due to the timing of the acquisition, the allocation of purchase price is preliminary and will be refined as additional information becomes available. The preliminary goodwill recognized of $80.1 million is attributable to the expected cost synergies, anticipated growth of new and existing customers, and the assembled workforce. The goodwill resulting from this acquisition is expected to be deductible for tax purposes.

Table of Content
Also during the first quarter of 2021, within the Industrial Technologies and Services segment, the Company acquired three sales and service businesses for cash consideration of $15.1 million.
The following table summarizes the preliminary allocation of consideration to the fair values of identifiable assets acquired and liabilities assumed at the acquisition date.

	M-D Pneumatics and Kinney Vacuum Pumps	All Others
Accounts receivable	$4.8	$2.5
Inventories	3.8	1.1
Other current assets	0.1	—
Property, plant and equipment	16.5	1.1
Goodwill	80.1	1.8
Other intangible assets	82.2	9.7
Total current liabilities	(3.5)	(0.5)
Total noncurrent liabilities	—	(0.6)
Total consideration	$184.0	$15.1
The revenue and operating income included in the financial statements for these acquisitions subsequent to their date of acquisition is $10.6 million and $3.8 million, respectively.
Acquisition of Ingersoll Rand Industrial in 2020
On February 29, 2020, Ingersoll Rand (formerly Gardner Denver Holdings, Inc.) completed the acquisition of and merger with Ingersoll Rand Industrial in exchange for shares of the Company's common stock with a fair value of $6,937.0 million.

Fair value of Ingersoll Rand common stock issued for Ingersoll Rand Industrial outstanding common stock	$6,919.5
Fair value attributable to pre-merger service for replacement equity awards	8.6
Fair value attributable to pre-merger service for deferred compensation plan	8.9
Total purchase consideration	$6,937.0
This transaction was accounted for as a business combination. The assets and liabilities of Ingersoll Rand Industrial were measured at their fair values as of the date of the merger. The determination of fair values required the Company to make estimates about expected future cash flows, discount rates, royalty rates and other subjective assumptions and future events that are highly uncertain. These measurements were finalized within one year of the closing date of the transaction.

Table of Content
The following table summarizes the allocation of consideration to the fair values of assets acquired and liabilities assumed of Ingersoll Rand Industrial as of February 29, 2020.

Fair value
Cash	$38.8
Accounts receivable	585.8
Inventories	625.4
Other current assets	87.2
Property, plant and equipment	516.5
Goodwill	4,899.2
Other intangible assets	3,766.6
Other noncurrent assets	270.9
Total current liabilities, including current maturities of long-term debt of $19.0 million	(753.0)
Deferred tax liability	(842.4)
Long-term debt, net of debt issuance costs and an original issue discount	(1,851.7)
Other noncurrent liabilities	(333.0)
Noncontrolling interest	(73.3)
Total consideration	$6,937.0
The Company incurred approximately $87.3 million of acquisition-related costs, of which $42.3 million was incurred in the three month period ended March 31, 2020. The remainder was incurred in 2019. These costs are presented within “Other operating expenses, net” in the Condensed Consolidated Statements of Operations. For additional information, see Note 2 “Business Combinations” of the annual report on Form 10-K for the year ended December 31, 2020.
Results of Ingersoll Rand Industrial Subsequent to the Acquisition
The operating results of Ingersoll Rand Industrial have been included in the Company’s condensed consolidated financial statements from the date of acquisition through all subsequent periods. The Company’s condensed consolidated statements of operations for the three month periods ended March 31, 2021 and 2020 included revenues of $917.0 million and $293.4 million, respectively, and net income (loss) of $103.1 million and $(33.3) million, respectively, which include the effects of purchase accounting adjustments, primarily the amortization of intangible assets and the impacts on operating expenses of fair value adjustments to acquired inventory and property, plant and equipment.
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

For the Three Month Period Ended March 31, 2020
Revenues	$1,269.8
Net Loss	(0.2)
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

Table of Content
The table below reflects the impact of material and nonrecurring adjustments to the unaudited pro forma results for the three month periods ended March 31, 2021 and 2020 that are directly attributable to the acquisition.

For the Three Month Period Ended March 31, 2020
Increase (decrease) to revenue as a result of deferred revenue fair value adjustment, net of tax	$—
Increase (decrease) to expense as a result of inventory fair value adjustment, net of tax	(31.1)
Increase (decrease) to expense as a result of transaction costs, net of tax	(38.1)
Other Acquisitions in 2020
On September 1, 2020, the Company acquired a manufacturer of electric peristaltic pumps for cash consideration, net of cash acquired, of $15.5 million and deferred consideration of $0.9 million. The results of this business are reported within the Precision and Science Technologies segment from the date of acquisition.
Also in the third quarter, within the Industrial Technologies and Services segment, the Company acquired two sales and service businesses for cash consideration of $15.0 million and deferred consideration of $5.1 million.
The revenue and operating income included in the financial statements for these acquisitions subsequent to their date of acquisition is $5.3 million and $2.0 million, respectively.
Note 4. Restructuring
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
For the three month period ended March 31, 2021, expense of $2.4 million was recognized within “Other operating expense, net” in the Condensed Consolidated Statements of Operations ($1.7 million for Industrial Technologies and Services, $0.3 million for Precision and Science Technologies and $0.4 million for Corporate). Through March 31, 2021, we recognized expense related to the 2020 Plan of $72.0 million, $7.2 million, $6.4 million and $0.8 million for Industrial Technologies and Services, Precision and Science Technologies, Corporate and Specialty Vehicle Technologies, respectively.
The following table summarizes the activity associated with the Company’s restructuring programs for the three month period ended March 31, 2021.

	For the Three Month Period Ended March 31,
	2021	2020
Balance at beginning of period	$17.5	$4.8
Charged to expense - termination benefits	2.4	35.7
Charged to expense - other	—	2.8
Payments	(7.6)	(15.5)
Currency translation adjustment and other	(0.4)	—
Balance at end of period	$11.9	$27.8

Table of Content
Note 5. Inventories
Inventories as of March 31, 2021 and December 31, 2020 consisted of the following.

	March 31, 2021	December 31, 2020
Raw materials, including parts and subassemblies	$509.7	$486.8
Work-in-process	69.6	63.6
Finished goods	244.4	226.1
	823.7	776.5
Excess of LIFO costs over FIFO costs	8.8	8.8
Inventories	$832.5	$785.3
Note 6. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill attributable to each reportable segment for the three month period ended March 31, 2021 is presented in the table below.

	Industrial Technologies and Services	Precision and Science Technologies	Specialty Vehicle Technologies	Total
Balance as of December 31, 2020	$4,151.2	$1,431.4	$526.2	$6,108.8
Acquisitions	78.9	—	8.1	87.0
Foreign currency translation	(27.7)	(13.3)	0.1	(40.9)
Balance as of March 31, 2021	$4,202.4	$1,418.1	$534.4	$6,154.9
As of March 31, 2021, goodwill included accumulated impairment losses of $220.6 million within the Industrial Technologies and Services segment.
Other Intangible Assets, Net
Other intangible assets as of March 31, 2021 and December 31, 2020 consisted of the following.

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer lists and relationships	$3,261.1	$(896.2)	$2,364.9	$3,256.2	$(872.0)	$2,384.2
Technology	282.3	(47.8)	234.5	285.9	(39.0)	246.9
Tradenames	41.3	(16.5)	24.8	41.8	(15.6)	26.2
Other	110.6	(63.4)	47.2	100.5	(55.2)	45.3
Unamortized intangible assets
Tradenames	1,827.7	—	1,827.7	1,824.4	—	1,824.4
Total other intangible assets	$5,523.0	$(1,023.9)	$4,499.1	$5,508.8	$(981.8)	$4,527.0
Intangible Asset Impairment Considerations
As of March 31, 2021, there were no indications that the carrying value of goodwill and other intangible assets may not be recoverable.

Table of Content
Note 7. Accrued Liabilities
Accrued liabilities as of March 31, 2021 and December 31, 2020 consisted of the following.

	March 31, 2021	December 31, 2020
Salaries, wages and related fringe benefits	$197.3	$229.6
Contract liabilities	188.9	172.0
Product warranty	51.8	52.5
Operating lease liabilities	47.6	49.4
Restructuring	11.9	17.5
Taxes	121.2	116.0
Other	136.1	132.8
Total accrued liabilities	$754.8	$769.8
A reconciliation of the changes in the accrued product warranty liability for the three month periods ended March 31, 2021 and 2020 are as follows.

	For the Three Month Period Ended March 31,
	2021	2020
Balance at beginning of period	$52.5	$19.1
Product warranty accruals	4.4	6.1
Acquired warranty	0.1	31.3
Settlements	(4.8)	(6.8)
Charged to other accounts(1)	(0.4)	(0.5)
Balance at end of period	$51.8	$49.2
(1)Primarily the effects of foreign currency translation adjustments
Note 8. Benefit Plans
Net Periodic Benefit Cost
The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three month periods ended March 31, 2021 and 2020.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	For the Three Month Period Ended March 31,		For the Three Month Period Ended March 31,		For the Three Month Period Ended March 31,
	2021	2020	2021	2020	2021	2020
Service cost	$1.7	$0.6	$1.1	$0.7	$—	$—
Interest cost	2.7	1.2	1.2	1.5	0.2	0.1
Expected return on plan assets	(3.1)	(1.6)	(3.1)	(2.7)	—	—
Recognition of:
Unrecognized prior service cost	—	—	—	—	(0.1)	—
Unrecognized net actuarial loss	—	—	1.3	0.7	—	—
	$1.3	$0.2	$0.5	$0.2	$0.1	$0.1
The components of net periodic benefit cost other than the service cost component are included in “Other income, net” in the Condensed Consolidated Statements of Operations.

Note 9. Debt
Debt as of March 31, 2021 and December 31, 2020 is summarized as follows.

	March 31, 2021	December 31, 2020
Short-term borrowings	$—	$—
Long-term debt:
Revolving credit facility, due 2025	$—	$—
Dollar Term Loan B, due 2027(1)	1,879.0	1,883.7
Dollar Term Loan, due 2027(2)	917.4	919.6
Euro Term Loan, due 2027(3)	697.3	728.0
Dollar Term Loan Series A, due 2027(4)	391.7	392.4
Finance leases and other long-term debt	17.8	17.2
Unamortized debt issuance costs	(39.4)	(41.4)
Total long-term debt, net, including current maturities	3,863.8	3,899.5
Current maturities of long-term debt	40.6	40.4
Total long-term debt, net	$3,823.2	$3,859.1
(1)As of March 31, 2021, this amount is presented net of unamortized discounts of $2.0 million. As of March 31, 2021, the applicable interest rate was approximately 1.86% and the weighted-average interest rate was 1.88% for the three month period ended March 31, 2021.
(2)As of March 31, 2021, this amount is presented net of unamortized discounts of $1.0 million. As of March 31, 2021, the applicable interest rate was approximately 1.86% and the weighted average interest rate was 1.88% for the three month period ended March 31, 2021.
(3)As of March 31, 2021, this amount is presented net of unamortized discounts of $0.7 million. As of March 31, 2021, the applicable interest rate was 2.00% and the weighted average interest rate was 2.00% for the three month period ended March 31, 2021.
(4)As of March 31, 2021, this amount is presented net of unamortized discounts of $5.3 million. As of March 31, 2021, the applicable interest rate was approximately 2.86% and the weighted average interest rate was 2.88% for the three month period ended March 31, 2021.
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
See Note 10 “Debt” to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2020 for further information on the amendments to the Senior Secured Credit Facilities.
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
As of March 31, 2021, the aggregate amount of commitments under the Revolving Credit Facility was $1,100.0 million and the capacity under the Revolving Credit Facility to issue letters of credit was $400.0 million. As of March 31, 2021, the Company had no outstanding borrowings under the Revolving Credit Facility, outstanding letters of credit under the Revolving Credit Facility of $105.4 million and unused availability under the Revolving Credit Facility of $994.6 million.
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
Note 10. Stock-Based Compensation Plans
The Company has outstanding stock-based compensation awards granted under the 2013 Stock Incentive Plan (“2013 Plan”) and the 2017 Omnibus Incentive Plan (“2017 Plan”) as described in Note 17, “Stock-Based Compensation Plans” to the consolidated financial statements in its annual report on Form 10-K for the year ended December 31, 2020.

Table of Content
Stock-Based Compensation
Stock-based compensation expense for the three month periods ended March 31, 2021 and 2020 are included in “Cost of sales” and “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations and are as follows.

	For the Three Month Period Ended March 31,
	2021	2020
Stock-based compensation expense - continuing and discontinued operations	$24.1	$3.5
Stock-based compensation expense recognized in discontinued operations	0.8	0.1
Stock-based compensation expense recognized in continuing operations	$23.3	$3.4
Of the $24.1 million of expense for equity awards granted under the 2013 Plan and 2017 Plan, $16.8 million related to the $150 million equity grant to nearly 16,000 employees worldwide made in the third quarter of 2020.
As of March 31, 2021, there was $175.5 million of total unrecognized compensation expense related to outstanding stock options, restricted stock unit awards and performance stock unit awards.
The Company’s stock-based compensation awards are typically granted in the first quarter of the year and primarily consist of stock options, restricted stock units and performance share units. Eligible employees were also granted restricted stock units, during the three months ended September 30, 2020, that vest ratably over two years, subject to the passage of time and the employee's continued employment during such period. In some instances, such as death, awards may vest concurrently with or following an employee's termination.
Stock Option Awards
Stock options are granted to employees with an exercise price equal to the fair value of the Company’s per share common stock on the date of grant. Stock option awards typically vest over four or five years and expire ten years from the date of grant.
A summary of the Company’s stock option (including SARs) activity for the three month period ended March 31, 2021 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Exercise Price (per share)
Stock options outstanding as of December 31, 2020	7,742	$18.47
Granted	757	45.58
Exercised or settled	(334)	15.30
Forfeited	(42)	26.03
Expired	(5)	9.07
Stock options outstanding as of March 31, 2021	8,118	21.09

Vested as of March 31, 2021	5,383	15.57

Table of Content
The following assumptions were used to estimate the fair value of options granted (excluding previously disclosed converted awards) during the three month periods ended March 31, 2021 and 2020 using the Black-Scholes option-pricing model.

	For the Three Month Period Ended March 31,
Assumptions	2021	2020
Expected life of options (in years)	6.3	6.3
Risk-free interest rate	0.9%	0.7% - 1.5%
Assumed volatility	39.4%	24.6% - 39.0%
Expected dividend rate	0.0%	0.0%
Restricted Stock Unit Awards
Restricted stock units are granted to employees and non-employee directors based on the market price of the Company’s common stock on the grant date and recognized in compensation expense over the vesting period. A summary of the Company’s restricted stock unit activity for the three month period ended March 31, 2021 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2020	5,546	$33.09
Granted	326	45.58
Vested	(476)	28.51
Forfeited	(126)	33.66
Non-vested as of March 31, 2021	5,270	34.26
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
A summary of the Company’s performance stock unit activity for the three month period ended March 31, 2021 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2020	255	$29.72
Granted	158	55.84
Forfeited	(6)	29.72
Non-vested as of March 31, 2021	407	39.88

Table of Content
The following assumptions were used to estimate the fair value of performance share units granted during the three month periods ended March 31, 2021 and 2020 using the Monte Carlo simulation pricing model.

	For the Three Month Period Ended March 31,
Assumptions	2021	2020
Expected term (in years)	2.9	2.8
Risk-free interest rate	0.2%	0.5%
Assumed volatility	36.9%	35.2%
Expected dividend rate	—%	—%
Note 11. Accumulated Other Comprehensive Income (Loss)
The Company’s other comprehensive income (loss) consists of (i) unrealized foreign currency net gains and losses on the translation of the assets and liabilities of its foreign operations; (ii) realized and unrealized foreign currency gains and losses on intercompany notes of a long-term nature and certain hedges of net investments in foreign operations, net of income taxes; (iii) unrealized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes; and (iv) pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes. See Note 8 “Benefit Plans” and Note 12 “Hedging Activities, Derivative Instruments and Fair Value Measurements.”
The before tax income (loss) and related income tax effect are as follows.

	For the Three Month Period Ended March 31, 2021			For the Three Month Period Ended March 31, 2020
	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount
Foreign currency translation adjustments, net	$(107.2)	$7.4	$(99.8)	$(89.5)	$(2.7)	$(92.2)
Unrecognized gains on cash flow hedges, net	—	—	—	1.6	(0.4)	1.2
Pension and other postretirement benefit prior service cost and gain or loss, net	1.5	(0.3)	1.2	3.5	(0.6)	2.9
Other comprehensive loss	$(105.7)	$7.1	$(98.6)	$(84.4)	$(3.7)	$(88.1)
The tables above include only the other comprehensive income (loss), net of tax, attributable to Ingersoll Rand Inc. Other comprehensive income (loss), net, attributable to noncontrolling interest holders was $(1.1) million and $(4.0) million for the three month periods ended March 31, 2021 and 2020, respectively, and related entirely to foreign currency translation adjustments.
Changes in accumulated other comprehensive income (loss) by component for the three month periods ended March 31, 2021 and 2020 are presented in the following table(1).

	Foreign Currency Translation Adjustments, Net	Unrecognized Gains (Losses) on Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2020	$74.6	$—	$(60.4)	$14.2
Other comprehensive income (loss) before reclassifications	(99.8)	—	0.2	(99.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1.0	1.0
Other comprehensive income (loss)	(99.8)	—	1.2	(98.6)
Balance as of March 31, 2021	$(25.2)	$—	$(59.2)	$(84.4)

Table of Content

	Foreign Currency Translation Adjustments, Net	Unrecognized Gains (Losses) on Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2019	$(193.6)	$(10.9)	$(51.5)	$(256.0)
Other comprehensive income (loss) before reclassifications	(92.2)	(2.8)	2.4	(92.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4.0	0.5	4.5
Other comprehensive income (loss)	(92.2)	1.2	2.9	(88.1)
Balance as of March 31, 2020	$(285.8)	$(9.7)	$(48.6)	$(344.1)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
Reclassifications out of accumulated other comprehensive income (loss) for the three month periods ended March 31, 2021 and 2020 are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three Month Period Ended March 31,		Affected Line(s) in the Statement Where Net Income is Presented
	2021	2020
Loss on cash flow hedges (interest rate swaps)	$—	$5.3	Interest expense
Benefit for income taxes	—	(1.3)	Benefit for income taxes
Loss on cash flow hedges (interest rate swaps), net of tax	$—	$4.0

Amortization of defined benefit pension and other postretirement benefit items(1)	$1.3	$0.7	Cost of sales and Selling and administrative expenses
Benefit for income taxes	(0.3)	(0.2)	Benefit for income taxes
Amortization of defined benefit pension and other postretirement benefit items, net of tax	$1.0	$0.5

Total reclassifications for the period, net of tax	$1.0	$4.5
(1)These components are included in the computation of net periodic benefit cost. See Note 8 “Benefit Plans” for additional details.
Note 12. Hedging Activities, Derivative Instruments and Fair Value Measurements
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

Table of Content
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
Derivative Instruments
The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

March 31, 2021
Derivative Classification		Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	38.3	1.2	—	—	—
Foreign currency forwards	Fair Value	138.8	—	—	0.5	—

December 31, 2020
Derivative Classification		Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	230.5	2.9	—	—	—
Foreign currency forwards	Fair Value	51.2	—	—	0.7	—
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
Losses on derivatives designated as cash flow hedges included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three month periods ended March 31, 2021 and 2020 are as presented in the table below.

	For the Three Month Period Ended March 31,
	2021	2020
Interest rate swap contracts
Loss recognized in AOCI on derivatives	$—	$(3.8)
Loss reclassified from AOCI into income (effective portion)(1)	—	(5.3)
(1)Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income were included within “Interest expense” in the Condensed Consolidated Statements of Operations.
As of March 31, 2021, the Company has no interest rate swap contracts. Our previous interest rate swap contracts expired during the third quarter of 2020 and the remaining amounts in AOCI were reclassified to Interest expense during the same period. The Company’s LIBOR-based variable rate borrowings outstanding as of March 31, 2021 were $3,196.4 million and €595.1 million.
The Company had seven foreign currency forward contracts outstanding as of March 31, 2021 with notional amounts ranging from $10.5 million to $47.8 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included within “Other operating expense, net” in the Condensed Consolidated Statements of Operations. The Company’s foreign currency

Table of Content
forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty. It is the Company’s practice to recognize the gross amounts in the Condensed Consolidated Balance Sheets. The amount available to be netted is not material.
The Company’s gains (losses) on derivative instruments not designated as accounting hedges and total net foreign currency losses for the three month periods ended March 31, 2021 and 2020 were as follows.

	For the Three Month Period Ended March 31,
	2021	2020
Foreign currency forward contracts losses	$(0.8)	$(2.6)
Total foreign currency transaction gains (losses), net	18.1	(2.3)
The Company has a significant investment in consolidated subsidiaries with functional currencies other than the USD, particularly the EUR. On August 17, 2017, the Company designated its €615.0 million Original Euro Term Loan as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies until it was extinguished and replaced on February 28, 2020 by a €601.2 million Euro Term Loan, further described in Note 9 “Debt”. As of March 31, 2021, the Euro Term Loan of €595.1 million remained designated.
The Company’s gains (losses), net of income tax, associated with changes in the value of debt for the three month periods ended March 31, 2021 and 2020 were as follows.

	For the Three Month Period Ended March 31,
	2021	2020
Gain, net of income tax, recorded through other comprehensive income	$18.9	$8.2
The net balance of such gains (losses) included in accumulated other comprehensive income (loss) as of March 31, 2021 and 2020 was $49.7 million and $83.0 million, respectively.
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

Table of Content
The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards(1)	$—	$1.2	$—	$1.2
Trading securities held in deferred compensation plan(2)	9.9	—	—	9.9
Total	$9.9	$1.2	$—	$11.1
Financial Liabilities
Foreign currency forwards(1)	$—	$0.5	$—	$0.5
Deferred compensation plans(2)	24.5	—	—	24.5
Total	$24.5	$0.5	$—	$25.0

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards(1)	$—	$2.9	$—	$2.9
Trading securities held in deferred compensation plan(2)	9.1	—	—	9.1
Total	$9.1	$2.9	$—	$12.0
Financial Liabilities
Foreign currency forwards(1)	$—	$0.7	$—	$0.7
Deferred compensation plan(2)	25.7	—	—	25.7
Total	$25.7	$0.7	$—	$26.4
(1)Based on calculations that use readily observable market parameters at their basis, such as spot and forward rates.
(2)Based on the quoted price of publicly traded mutual funds and other equity securities which are classified as trading securities and accounted for using the mark-to-market method.
Goodwill and Other Intangible Assets
Certain of our non-financial assets are subject to impairment analysis, including indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually. Any resulting impairment would require that the asset be recorded at its fair value. At December 31, 2020, we did not have any significant non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis. Refer to Note 6 “Goodwill and Other Intangible Assets” for further discussion pertaining to our annual and interim evaluation of goodwill and other intangible assets for impairment.
Note 13. Revenue from Contracts with Customers
Overview
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

Table of Content
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
Disaggregation of Revenue
The following tables provide disaggregated revenue by reportable segment for the three month periods ended March 31, 2021 and 2020.

	For the Three Month Period Ended March 31, 2021
	Industrial Technologies and Services	Precision and Science Technologies	Specialty Vehicle Technologies	Total
Primary Geographic Markets
United States	$353.1	$98.1	$202.9	$654.1
Other Americas	60.2	3.5	12.1	75.8
Total Americas	413.3	101.6	215.0	729.9
EMEIA	319.4	80.1	15.7	415.2
Asia Pacific	181.1	34.0	9.6	224.7
Total	$913.8	$215.7	$240.3	$1,369.8
Product Categories
Original equipment	$528.7	$178.7	$184.6	$892.0
Aftermarket	385.1	37.0	55.7	477.8
Total	$913.8	$215.7	$240.3	$1,369.8
Pattern of Revenue Recognition
Revenue recognized at point in time(1)	$847.9	$214.8	$233.4	$1,296.1
Revenue recognized over time(2)	65.9	0.9	6.9	73.7
Total	$913.8	$215.7	$240.3	$1,369.8

Table of Content

	For the Three Month Period Ended March 31, 2020
	Industrial Technologies and Services	Precision and Science Technologies	Specialty Vehicle Technologies	Total
Primary Geographic Markets
United States	$177.2	$49.3	$73.6	$300.1
Other Americas	45.3	4.9	4.8	55.0
Total Americas	222.5	54.2	78.4	355.1
EMEIA	200.6	40.9	5.4	246.9
Asia Pacific	80.9	17.8	2.8	101.5
Total	$504.0	$112.9	$86.6	$703.5
Product Categories
Original equipment	$303.3	$99.0	$72.6	$474.9
Aftermarket	200.7	13.9	14.0	228.6
Total	$504.0	$112.9	$86.6	$703.5
Pattern of Revenue Recognition
Revenue recognized at point in time(1)	$459.4	$112.9	$84.5	$656.8
Revenue recognized over time(2)	44.6	—	2.1	46.7
Total	$504.0	$112.9	$86.6	$703.5
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
As of March 31, 2021, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $406.1 million in the next twelve months and $304.5 million in periods thereafter. The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time and service contracts with an original duration greater than one year.
Contract Balances
The following table provides the contract balances as of March 31, 2021 and December 31, 2020 presented in the Condensed Consolidated Balance Sheets.

	March 31, 2021	December 31, 2020
Accounts receivable, net	$978.1	$934.4
Contract assets	55.1	60.5
Contract liabilities	192.6	175.7

Table of Content
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
The allowance for credit losses for the three month periods ended March 31, 2021 and 2020 consisted of the following.

For the Three Month Period Ended March 31, 2021
Balance at beginning of the period	$52.7
Provision charged to expense	0.4
Write-offs, net of recoveries	(1.5)
Foreign currency translation and other	(1.0)
Balance at end of the period	$50.6
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
Note 14. Income Taxes
The following table summarizes the Company’s provision for income taxes and effective income tax provision rate for the three month periods ended March 31, 2021 and 2020.

	For the Three Month Period Ended March 31,
	2021	2020
Income (loss) before income taxes	$129.1	$(105.0)
Provision (benefit) for income taxes	$17.5	$(67.0)
Effective income tax provision rate	13.6%	63.8%
The increase in the provision for income taxes and decrease in the effective income tax provision rate for the three month period ended March 31, 2021 when compared to the same three month period of 2020 is primarily due to an increase in the pre-tax book income in jurisdictions with lower effective tax rates combined with decreased earnings in jurisdictions with higher tax rates and a reduction of unrecognized tax reserves as a result of the lapse of the limitation on statutes.

Table of Content
Note 15. Other Operating Expense, Net
The components of “Other operating expense, net” for the three month periods ended March 31, 2021 and 2020 were as follows.

	For the Three Month Period Ended March 31,
	2021	2020
Other Operating Expense, Net
Foreign currency transaction losses (gains), net	$(18.1)	$2.3
Restructuring charges, net(1)	2.4	38.5
Acquisition and other transaction related expenses(2)	15.3	55.0
Other, net	1.7	1.5
Total other operating expense, net	$1.3	$97.3
(1)See Note 4 “Restructuring.”
(2)Represents costs associated with successful and/or abandoned acquisitions and divestitures, including third-party expenses and post-closure integration costs (including certain incentive and non-incentive cash compensation costs).
Note 16. Contingencies
The Company is a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature for a company of its size and sector. The Company believes that such proceedings, lawsuits and administrative actions will not materially adversely affect its operations, financial condition, liquidity or competitive position. For further description of the Company’s contingencies, reference is made to Note 20, “Contingencies” in the notes to consolidated financial statements in the Company’s 2020 Form 10-K.
Asbestos and Silica Related Litigation
The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity. “Accrued liabilities” and “Other liabilities” of the Condensed Consolidated Balance Sheets include a total litigation reserve of $129.2 million and $131.4 million as of March 31, 2021 and December 31, 2020, respectively, with regards to potential liability arising from the Company’s asbestos-related litigation. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity.
The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $133.4 million and $132.1 million as of March 31, 2021 and December 31, 2020, respectively, which was included in “Other assets” in the Condensed Consolidated Balance Sheets. The amounts recorded by the Company for asbestos-related liabilities and insurance recoveries are based on currently available information and assumptions that the Company believes are reasonable based on an evaluation of relevant factors. The actual liabilities or insurance recoveries could be higher or lower than those recorded if actual results vary significantly from the assumptions.
Environmental Matters
The Company has been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under U.S. federal “Superfund” or similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. The Company has undiscounted accrued liabilities of $13.4 million and $13.7 million as of March 31, 2021 and December 31, 2020, respectively, on its Condensed Consolidated Balance Sheets to the extent costs are known or can be reasonably estimated for its remaining financial obligations in relation to environmental matters and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.

Table of Content
Note 17. Segment Results
A description of the Company’s three reportable segments is presented below. During the first quarter of 2021, the Company agreed to sell a majority interest in the business comprising its High Pressure Solutions segment. This sale was completed on April 1, 2021. The HPS business is presented as a discontinued operation in current and prior periods and has been excluded from the segment information below unless otherwise noted. Refer to Note 2 “Discontinued Operations” for further discussion of the sale of majority interest in the High Pressure Solutions business.
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
In the Specialty Vehicle Technologies segment, the Company designs, manufactures and markets Club Car ® golf, utility and consumer low-speed vehicles. As described in Note 20 “Subsequent Events”, the Company entered into an agreement on April 12, 2021 to sell the Club Car business comprising the Specialty Vehicle Technologies segment.
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

Table of Content
The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Income (Loss) from Continuing Operations Before Income Taxes for the three month periods ended March 31, 2021 and 2020.

	For the Three Month Period Ended March 31,
	2021	2020
Revenue
Industrial Technologies and Services	$913.8	$504.0
Precision and Science Technologies	215.7	112.9
Specialty Vehicle Technologies	240.3	86.6
Total Revenue	$1,369.8	$703.5
Segment Adjusted EBITDA
Industrial Technologies and Services	$211.5	$94.8
Precision and Science Technologies	67.2	32.9
Specialty Vehicle Technologies	48.2	14.1
Total Segment Adjusted EBITDA	$326.9	$141.8
Less items to reconcile Segment Adjusted EBITDA to Income (Loss) Before Income Taxes:
Corporate expenses not allocated to segments	$34.1	$15.9
Interest expense	23.1	27.1
Depreciation and amortization expense (a)	116.2	62.0
Restructuring and related business transformation costs (b)	2.7	39.1
Acquisition and other transaction related expenses and non-cash charges (c)	17.5	96.1
Stock-based compensation (d)	23.3	2.9
Foreign currency transaction losses (gains), net	(18.1)	2.3
Loss on extinguishment of debt (e)	—	2.0
Other adjustments (f)	(1.0)	(0.6)
Income (Loss) from Continuing Operations Before Income Taxes	129.1	(105.0)
Provision (benefit) for income taxes	17.5	(67.0)
Income (Loss) from Continuing Operations	111.6	(38.0)
Income (loss) from discontinued operations, net of tax	(201.7)	1.2
Net Loss	$(90.1)	$(36.8)
a)Depreciation and amortization expense excludes $2.8 million and $1.2 million of depreciation of rental equipment for the three month periods ended March 31, 2021 and March 31, 2020, respectively.
b)Restructuring and related business transformation costs consist of the following.

	For the Three Month Period Ended March 31,
	2021	2020
Restructuring charges	$2.4	$38.5
Facility reorganization, relocation and other costs	—	0.4
Other, net	0.3	0.2
Total restructuring and related business transformation costs	$2.7	$39.1
c)Represents costs associated with successful and/or abandoned acquisitions and divestitures, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs) and non-cash charges and credits arising from fair value purchase accounting adjustments.
d)Represents stock-based compensation expense recognized for the three month periods ended March 31, 2021 of $23.3 million.

Table of Content
Represents stock-based compensation expense recognized for the three month periods ended March 31, 2020 of $3.4 million, decreased by $0.5 million for the three month periods ended March 31, 2020, due to costs associated with employer taxes.
e)Represents a loss on extinguishment of a portion of the U.S. term loan and the amendment of the revolving credit facility.
f)Includes (i) effects of amortization of prior service costs and amortization of losses in pension and other postemployment (“OPEB”) expense, (ii) certain legal and compliance costs and (iii) other miscellaneous adjustments.
Note 18. Related Party Transactions
Affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) own 44,788,635 shares of common stock, or approximately 11% of the total outstanding common stock based on the number of shares outstanding as of March 31, 2021.
Affiliates of KKR participated as a lender in the Company’s Senior Secured Credit Facilities. As of March 31, 2021, KKR held a position in the Euro Term Loan of €41.2 million and a position in the Dollar Term Loan B of $39.6 million.
Note 19. Earnings (Loss) Per Share
The the number of weighted-average shares outstanding used in the computations of basic and diluted earnings (loss) per share are as follows.

	For the Three Month Period Ended March 31,
	2021	2020
Average shares outstanding
Basic	419.2	277.3
Diluted	425.9	277.3
For the three month period ended March 31, 2021, there were 0.9 million anti-dilutive shares that were not included in the computation of diluted earnings per share. For the three month period ended March 31, 2020, there were 3.8 million potentially dilutive stock-based awards that were not included in the computation of diluted loss per share as we incurred a net loss during the period.
Note 20. Subsequent Events
On April 1, 2021, the Company completed the majority interest sale of its High Pressure Solutions business to the private equity firm American Industrial Partners. Refer to Note 2 “Discontinued Operations” for further discussion on the sale of the High Pressure Solutions business.
On April 12, 2021, the Company entered into an agreement to sell its Specialty Vehicle Technologies (“Club Car”) business to private equity firm Platinum Equity Advisors, LLC (“Platinum Equity”) for an aggregate purchase price of $1.68 billion. The Club Car business did not meet the criteria for assets held for sale as of March 31, 2021 and therefore remains presented as a component of continuing operations. Club Car will be presented as a discontinued operation in the second quarter of 2021 and its net assets will be classified as held for sale and comparable prior periods will be restated to reflect these changes. This transaction is expected to close by the third quarter of 2021, subject to regulatory approvals and customary closing conditions.

Table of Content
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
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
Recent Developments
Sale of Majority Interest in HPS Business
On February 14, 2021, the Company entered into an agreement to sell a majority interest in its High Pressure Solutions (“HPS”) business to private equity firm American Industrial Partners. In exchange for its majority interest of 55%, the Company received cash of $300.0 million at closing and retains a 45% common equity interest in the newly-formed entity comprising the HPS business. This transaction closed on April 1, 2021. The sale of the majority interest in the HPS business significantly reduces our direct exposure to the upstream oil and gas market.
The historical financial results of the HPS Segment are reflected in our unaudited condensed consolidated financial statements as discontinued operations. Refer to Note 2 “Discontinued Operations” and Note 20 “Subsequent Events” to our unaudited condensed consolidated financial statements for additional discussion of the sale of the HPS segment.
Sale of Special Vehicle Technologies Segment
On April 12, 2021, the Company entered into an agreement to sell its Specialty Vehicle Technologies segment ("Club Car") to private equity firm Platinum Equity Advisors, LLC for an aggregate purchase price of $1.68 billion. This transaction is expected to close by the third quarter of 2021, subject to regulatory approvals and customary closing conditions. Refer to Note 20 “Subsequent Events” to our unaudited condensed consolidated financial statements for additional discussion of the Club Car divestiture.
Our Segments
Effective upon the presentation of the HPS business as discontinued operations, the Company began operating with three reportable segments. As a result of this change, information that the Company’s chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, beginning in the three month period ended March 31, 2021, we report utilizing the three reportable segments of Industrial Technologies and Services, Precision and Science Technologies and Specialty Vehicle Technologies. Our Chief Operating Decision Maker regularly reviews financial information to allocate resources and assess performance utilizing these reorganized segments. See Note 5 “Goodwill and Other Intangible Assets” for the allocation of goodwill to the new reportable segments. See Note 16 “Segment Results” for a description of the new reportable segments.

Table of Content
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
Other Operating Expense, Net
Other operating expense, net includes foreign currency transaction gains and losses, net, restructuring charges, certain shareholder litigation settlement recoveries, acquisition and other transaction related expenses and non-cash charges, losses and gains on asset disposals and other miscellaneous operating expenses.
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
Foreign Currency Fluctuations
A significant portion of our revenues, approximately 49% for the three month period ended March 31, 2021, was denominated in currencies other than the U.S. dollar. Because much of our manufacturing facilities and labor force costs are outside of the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.
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

Table of Content
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
•Specialty Vehicle Technologies segment – Ingersoll Rand Industrial’s Club Car golf, utility and consumer low-speed vehicles business formed the new “Specialty Vehicle Technologies” segment. On April 9, 2021, we entered into an agreement to sell the Specialty Vehicle Technologies segment. For additional information, see “―Recent Developments” above and refer to Note 20 “Subsequent Events” for discussion on the sale of the Specialty Vehicle Technologies segment.
•High Pressure Solutions segment – The upstream energy portion of the legacy Gardner Denver Energy segment was disaggregated to form the new “High Pressure Solutions” segment. For additional infromation, see “―Recent Developments” above and refer to Note 2 “Discontinued Operations” for discussion on the sale of the High Pressure Solutions segment that closed on April 1, 2021.
Ingersoll Rand Industrial is included in our results of operations beginning on the acquisition date (close of business February 29, 2020). Comparability between the three month periods ended March 31, 2021 and 2020 will be affected by two months of activity from Ingersoll Rand Industrial.
See Note 3 “Business Combinations” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further discussion of the acquisition of Ingersoll Rand Industrial.
Impact of Coronavirus (COVID-19)
We continue to assess and actively manage the impact of the ongoing COVID-19 pandemic on our global operations and also the operations of our suppliers and customers. Demand for our products was negatively impacted throughout the majority of 2020 as a result of the pandemic. Demand began to improve in the fourth quarter of 2020 and accelerated in the first quarter of 2021 as markets strengthened and gained greater visibility to vaccine roll-out strategies in various regions. Order rates in the first quarter of 2021 were particularly strong and we believe represents some deferred demand from 2020. In order to position ourselves to fulfill demand we continue to monitor the supply chain closely and are taking proactive steps to ensure continuity of supply. We are adhering to all state and country mandates and guidelines wherever we operate. Currently all our major manufacturing locations in the United States, United Kingdom, Germany, Italy, Brazil and China are operational. We have taken certain actions to reduce costs and preserve cash given the uncertain environment. The degree to which the pandemic will continue to impact our operations, and the operations of our customers and suppliers remains uncertain. See “The COVID-19 pandemic has adversely affected our business and results of operations, and could have a material and adverse effect on our business, results of operations and financial condition in the future” in Part I Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Restructuring and Other Business Transformation Initiatives
Subsequent to the acquisition of Ingersoll Rand Industrial, we announced a restructuring program (“2020 Plan”) to drive efficiencies and synergies, reduce the number of facilities and optimize operating margins within our merged Company. We expect total expenses of approximately $350.0 million related to workforce reductions, lease termination costs, other facility rationalization costs and other business related transformation costs from 2020 until 2022. We expect to realize approximately $300.0 million in annualized cost synergies by the end of 2022. We continue to evaluate operating efficiencies and anticipate incurring additional costs in the coming years in connection with these activities, but we are unable to estimate those amounts at this time as such plans are not yet finalized.
For the three month period ended March 31, 2021, $2.4 million was charged to expense through “Other operating expense, net” in the Condensed Consolidated Statements of Operations ($1.7 million for Industrial Technologies and Services, $0.3 million for Precision and Science Technologies and $0.4 million for Corporate). Through March 31, 2021, we recognized expense related to the 2020 Plan of $72.0 million, $7.2 million, $6.4 million and $0.8 million for Industrial Technologies and Services, Precision and Science Technologies, Corporate and Specialty Vehicle Technologies, respectively.

Table of Content
Outlook
Industrial Technologies and Services Segment
The mission-critical nature of our products across manufacturing processes drives a demand environment and outlook that are correlated with global and regional industrial production, capacity utilization and long-term GDP growth. Economic conditions remain uncertain with regard to COVID-19, and its impact on end markets, however, recent order rates have begun to improve as markets strengthened and gained greater visibility to vaccine roll-out strategies in various regions. In the first quarter of 2021, we had $1,042.4 million of orders in our Industrial Technologies and Services segment, an increase of 83.7% over the first quarter of 2020. Approximately $596.8 million of these orders relate to the acquisition of Ingersoll Rand Industrial.
Precision and Science Technologies Segment
During the COVID-19 pandemic, the Precision and Science Technologies segment has seen increased demand for our vacuum pump and compressor solutions used in respirator and ventilator applications. Demand of other products and services which had been negatively impacted in 2020 have begun to recover in 2021 as markets strengthened and gained greater visibility to vaccine roll-out strategies in various regions. In the first quarter of 2021, we had $258.2 million of orders in our Precision and Science Technologies segment, an increase of 97.4% over 2020. Approximately $144.9 million of these orders relate to the acquisition of Ingersoll Rand Industrial.
Specialty Vehicle Technologies Segment
During 2020, the Specialty Vehicle Technologies segment is seeing consistent demand in golf end markets along with record demand for consumer vehicle and aftermarket parts offerings. This has helped to offset demand pressure in the commercial end markets as the COVID-19 pandemic continues to impact the hospitality and resort industries. In the first quarter of 2021, we had $404.8 million of orders in our Specialty Vehicle Technologies segment, an increase of 548.7% over 2020.
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

Table of Content
measure of our liquidity. Adjusted EBITDA, Adjusted Net Income and Free Cash Flow have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under GAAP.
See “Non-GAAP Financial Measures” below for reconciliation information.
Results of Continuing Operations
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

Table of Content
The following table presents selected Consolidated Results of Operations of our business for the three month periods ended March 31, 2021 and 2020.

	For the Three Month Period Ended March 31,
	2021	2020
Condensed Consolidated Statement of Operations:
Revenues	$1,369.8	$703.5
Cost of sales	854.4	485.8
Gross profit	515.4	217.7
Selling and administrative expenses	270.7	147.2
Amortization of intangible assets	93.7	49.3
Other operating expense, net	1.3	97.3
Operating income (loss)	149.7	(76.1)
Interest expense	23.1	27.1
Loss on extinguishment of debt	—	2.0
Other income, net	(2.5)	(0.2)
Income (loss) before income taxes	129.1	(105.0)
Provision (benefit) for income taxes	17.5	(67.0)
Income (Loss) from Continuing Operations	111.6	(38.0)
Income (loss) from discontinued operations, net of tax	(201.7)	1.2
Net loss	(90.1)	(36.8)
Less: Net income attributable to noncontrolling interests	0.3	—
Net loss attributable to Ingersoll Rand Inc.	$(90.4)	$(36.8)

Percentage of Revenues:
Gross profit	37.6%	30.9%
Selling and administrative expenses	19.8%	20.9%
Operating income (loss)	10.9%	(10.8)%
Income (loss) from continuing operations	8.1%	(5.4)%
Adjusted EBITDA	21.4%	17.9%

Other Financial Data:
Adjusted EBITDA (1)	$292.8	$125.9
Adjusted Net Income (1)	191.8	60.6
Cash flows - operating activities	122.6	38.0
Cash flows - investing activities	(207.9)	33.8
Cash flows - financing activities	(7.8)	(41.9)
Free Cash Flow (1)	107.6	30.4
(1)See the “Non-GAAP Financial Measures” section for a reconciliation to comparable GAAP measure.
Revenues
Revenues for the three month period ended March 31, 2021 were $1,369.8 million, an increase of $666.3 million, or 94.7%, compared to $703.5 million for the same three month period in 2020. The increase in revenues was primarily due to acquisitions, including Ingersoll Rand Industrial, of $573.2 million, higher organic volume in our Industrial Technologies and Services segment of $35.3 million and favorable impact of foreign currencies of $29.8 million. The percentage of consolidated revenues derived from aftermarket parts and services was 34.9% in the three month period ended March 31, 2021 compared to 32.5% in the same three month period in 2020.

Table of Content
Gross Profit
Gross profit for the three month period ended March 31, 2021 was $515.4 million, an increase of $297.7 million, or 136.7%, compared to $217.7 million for the same three month period in 2020, and as a percentage of revenues was 37.6% for the three month period ended March 31, 2021 and 30.9% for the same three month period in 2020. The increase in gross profit is primarily due to acquisitions, including Ingersoll Rand Industrial, and the runoff of the fair valuation adjustments related to purchase price allocation from inventory into cost of sales in the 2020 period that did not recur in the 2021 period. The increase in gross profit as a percentage of revenues is primarily due to the runoff of the fair valuation adjustments related to purchase price allocation from inventory into cost of sales in the 2020 period that did not recur in the 2021 period.
Selling and Administrative Expenses
Selling and administrative expenses were $270.7 million for the three month period ended March 31, 2021, an increase of $123.5 million, or 83.9%, compared to $147.2 million for the same three month period in 2020. Selling and administrative expenses as a percentage of revenues decreased to 19.8% for the three month period ended March 31, 2021 from 20.9% in the same three month period in 2020. The increase in selling and administrative expenses is primarily due to acquisitions, including Ingersoll Rand Industrial, and increased professional and consultant fees.
Amortization of Intangible Assets
Amortization of intangible assets was $93.7 million for the three month period ended March 31, 2021, an increase of $44.4 million, compared to $49.3 million in the same three month period in 2020. The increase was primarily due to the amortization of intangible assets related to the acquisition of Ingersoll Rand Industrial.
Other Operating Expense, Net
Other operating expense, net was $1.3 million for the three month period ended March 31, 2021, a decrease of $96.0 million, compared to $97.3 million in the same three month period in 2020. The decrease was primarily due to lower acquisition and other transaction related expenses and non-cash charges of $39.7 million, lower restructuring charges of $36.1 million, and higher foreign currency transaction gains, net of $20.4 million.
Interest Expense
Interest expense was $23.1 million for the three month period ended March 31, 2021, a decrease of $4.0 million, compared to $27.1 million in the same three month period in 2020. The decrease was primarily due to the weighted average interest rate decreasing to approximately 2.0% for the three month period ended March 31, 2021 when compared to 5.1% in the same period in 2020.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $2.0 million for the three month period ended March 31, 2020, which was related to the refinancing of the Original Dollar Term Loan and the Original Euro Term Loan.
Other Income, Net
Other income, net was $2.5 million and $0.2 million in the three month periods ended March 31, 2021 and 2020, respectively.
Provision (Benefit) for Income Taxes
The provision for income taxes was $17.5 million resulting in a 13.6% effective income tax provision rate for the three month period ended March 31, 2021, compared to a benefit for income taxes of $67.0 million resulting in a 63.8% effective income tax provision rate in the same three month period in 2020. The increase in the tax provision for the three month period ended March 31, 2021 is primarily due to an increase in the pre-tax book income in jurisdictions with lower effective tax rates combined with decreased earnings in jurisdictions with higher tax rates and a reduction of unrecognized tax reserves as a result of the lapse of the limitation on statutes.

Table of Content
The increase in the pre-tax book income for the three month period ended March 31, 2021 when compared to the same three month period of 2020 is primarily due to the impacts in 2020 from the COVID-19 global pandemic, transaction costs associated with the acquisition, and amortization and depreciation expenses associated with the purchase price step up adjustments impacting that year.
Net Loss
Net loss was $90.1 million for the three month period ended March 31, 2021 compared to net loss of $36.8 million in the same three month period in 2020. The change in net loss was primarily due to the loss on disposal group (see “―Results of Discontinued Operations” below), higher provision for income taxes, higher selling and administrative expenses, and higher amortization, partially offset by higher gross profit on increased revenues and lower other operating expenses, net.
Adjusted EBITDA
Adjusted EBITDA increased $166.9 million to $292.8 million for the three month period ended March 31, 2021 compared to $125.9 million in the same three month period in 2020. Adjusted EBITDA as a percentage of revenues increased 350 basis points to 21.4% for the three month period ended March 31, 2021 from 17.9% for the same three month period in 2020. The increase in Adjusted EBITDA was primarily due to acquisitions, including Ingersoll Rand Industrial, of $125.0 million, higher organic sales volume of $19.1 million and higher pricing of $17.1 million. The increase in Adjusted EBITDA as a percentage of revenues is primarily attributable to productivity related actions implemented subsequent to the acquisition of Ingersoll Rand Industrial including procurement initiatives, Innovate 2 Value (“I2V”) initiatives and structural selling and administrative cost actions.
Adjusted Net Income
Adjusted Net Income increased $131.2 million to $191.8 million for the three month period ended March 31, 2021 compared to $60.6 million in the same three month period in 2020. The increase was primarily due to increased Adjusted EBITDA, partially offset by an increased income tax provision, as adjusted and higher depreciation expense.

Table of Content
Non-GAAP Financial Measures
Set forth below are the reconciliations of Net Loss to Adjusted EBITDA and Adjusted Net Income and Cash Flows from Operating Activities to Free Cash Flow.

	For the Three Month Period Ended March 31,
	2021	2020
Net Loss	$(90.1)	$(36.8)
Income (loss) from discontinued operations	(206.2)	9.3
Income tax benefit (provision) from discontinued operations	4.5	(8.1)
Income (loss) from continuing operations, net of tax	111.6	(38.0)
Plus:
Interest expense	23.1	27.1
Provision for income taxes	17.5	(67.0)
Depreciation expense (a)	22.5	12.7
Amortization expense (b)	93.7	49.3
Restructuring and related business transformation costs (c)	2.7	39.1
Acquisition related expenses and non-cash charges (d)	17.5	96.1
Stock-based compensation (e)	23.3	2.9
Foreign currency transaction losses (gains), net	(18.1)	2.3
Loss on extinguishment of debt (f)	—	2.0
Other adjustments (g)	(1.0)	(0.6)
Adjusted EBITDA	$292.8	$125.9
Minus:
Interest expense	$23.1	$27.1
Income tax provision, as adjusted (h)	49.7	22.1
Depreciation expense	22.5	12.7
Amortization of non-acquisition related intangible assets	5.7	3.4
Adjusted Income from Continuing Operations, Net of Tax	$191.8	$60.6
Free Cash Flow from Continuing Operations:
Cash flows - operating activities	$122.6	$38.0
Minus:
Capital expenditures	15.0	7.6
Free Cash Flow from Continuing Operations	$107.6	$30.4
(a)Depreciation and amortization expense excludes $2.8 million and $1.2 million of depreciation of rental equipment for the three month periods ended March 31, 2021 and 2020, respectively.
(b)Represents $88.0 million and $45.9 million of amortization of intangible assets arising from the acquisition of Ingersoll Rand Industrial and other acquisitions (customer relationships, technology, tradenames and backlog) and $5.7 million and $3.4 million of amortization of non-acquisition related intangible assets, in each case for the three month periods ended March 31, 2021 and 2020, respectively.
(c)Restructuring and related business transformation costs consisted of the following.

	For the Three Month Period Ended March 31,
	2021	2020
Restructuring charges	$2.4	$38.5
Facility reorganization, relocation and other costs	—	0.4
Other, net	0.3	0.2
Total restructuring and related business transformation costs	$2.7	$39.1

Table of Content
(d)Represents costs associated with successful and/or abandoned acquisitions and divestitures, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs), and non-cash charges and credits arising from fair value purchase accounting adjustments.
(e)Represents stock-based compensation expense recognized for the three month period ended March 31, 2021 of $23.3 million.
Represents stock-based compensation expense recognized for the three month periods ended March 31, 2020 of $3.4 million, decreased by $0.5 million due to costs associated with employer taxes.
(f)Represents losses on extinguishment of a portion of the U.S. term loan and the amendment of the revolving credit facility.
(g)Includes (i) effects of the amortization of prior service costs and amortization of losses in pension and other postemployment (“OPEB”) expense, (ii) certain legal and compliance costs and (iii) other miscellaneous adjustments.
(h)Represents our income tax provision adjusted for the tax effect of pre-tax items excluded from Adjusted Net Income and the removal of the applicable discrete tax items. The tax effect of pre-tax items excluded from Adjusted Income is computed using the statutory tax rate related to the jurisdiction that was impacted by the adjustment after taking into account the impact of permanent differences and valuation allowances. Discrete tax items include changes in tax laws or rates, changes in uncertain tax positions relating to prior years and changes in valuation allowances. The adjusted amounts are then used to calculate an adjusted provision for the quarter.
The income tax provision, as adjusted for each of the periods presented below consisted of the following.

	For the Three Month Period Ended March 31,
	2021	2020
Provision for income taxes	$17.5	$(67.0)
Tax impact of pre-tax income adjustments	23.0	93.1
Discrete tax items	9.2	(4.0)
Income tax provision, as adjusted	$49.7	$22.1
Segment Results
We classify our business into three segments: Industrial Technologies and Services, Precision and Science Technologies and Specialty Vehicle Technologies. Our Corporate operations are not discussed separately as any results that had a significant impact on operating results are included in the “Results of Operations” discussion above. We recast certain prior period amounts to conform to the way we are internally managed and how we monitor segment performance during the current fiscal year.
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
Segment Results for the Three Month Periods Ended March 31, 2021 and 2020
The following tables display Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments.
Industrial Technologies and Services Segment Results

	For the Three Month Period Ended March 31,		Percent Change
	2021	2020	2021 vs. 2020
Segment Revenues	$913.8	$504.0	81.3%
Segment Adjusted EBITDA	$211.5	$94.8	123.1%
Segment Margin	23.1%	18.8%	430	bps
Segment Revenues for the three month period ended March 31, 2021 were $913.8 million, an increase of $409.8 million, or 81.3%, compared to $504.0 in the same three month period in 2020. The increase in Segment Revenues was primarily due to acquisitions, including of Ingersoll Rand Industrial, of $337.6 million or 67.0%, higher organic volume of $35.3 million or 7.0%, favorable impact of foreign currencies of $24.3 million or 4.8% and higher pricing of $12.6 million or 2.5%. The percentage of

Table of Content
Segment Revenues derived from aftermarket parts and service was 42.1% in the three month period ended March 31, 2021 compared to 39.8% in the same three month period in 2020.
Segment Adjusted EBITDA for the three month period ended March 31, 2021 was $211.5 million, an increase of $116.7 million, or 123.1%, from $94.8 million in the same three month period in 2020. Segment Adjusted EBITDA Margin increased 430 bps to 23.1% from 18.8% in 2020. The increase in Segment Adjusted EBITDA was primarily due to acquisitions, including Ingersoll Rand Industrial, of $75.1 million or 79.2%, higher organic sales volumes of $13.7 million or 14.5%, higher pricing of $12.6 million or 13.3%, productivity related procurement and I2V initiatives of $6.7 million or 7.1%, favorable impact of foreign currencies of $6.2 million or 6.5% and lower selling and administrative costs of $2.8 million or 3.0%.
Precision and Science Technologies Segment Results

	For the Three Month Period Ended March 31,		Percent Change
	2021	2020	2021 vs. 2020
Segment Revenues	$215.7	$112.9	91.1%
Segment Adjusted EBITDA	$67.2	$32.9	104.3%
Segment Margin	31.2%	29.1%	210	bps
Segment Revenues for the three month period ended March 31, 2021 were $215.7 million, an increase of $102.8 million, or 91.1%, compared to $112.9 million in the same three month period in 2020. The increase in Segment Revenues was primarily due to acquisitions, including Ingersoll Rand Industrial, of $82.6 million or 73.2%, higher organic volume of $13.4 million or 11.9%, favorable impact of foreign currencies of $5.0 million or 4.4% and higher pricing of $1.8 million or 1.6%. The percentage of Segment Revenues derived from aftermarket parts and service was 17.2% in the three month period ended March 31, 2021 compared to 12.3% in the same three month period in 2020.
Segment Adjusted EBITDA for the three month period ended March 31, 2021 was $67.2 million, an increase of $34.3 million, or 104.3%, from $32.9 million in the same three month period in 2020. Segment Adjusted EBITDA Margin increased 210 bps to 31.2% from 29.1% in 2020. The increase in Segment Adjusted EBITDA was primarily due to acquisition, including Ingersoll Rand Industrial, of $24.2 million or 73.6%, higher organic sales volume of $6.0 million or 18.2%, favorable impact of foreign currencies of $2.0 million or 6.1% and higher pricing of $1.8 million or 5.5%.
Specialty Vehicle Technologies Segment Results

	For the Three Month Period Ended March 31,		Percent Change
	2021	2020	2021 vs. 2020
Segment Revenues	$240.3	$86.6	177.5%
Segment Adjusted EBITDA	$48.2	$14.1	241.8%
Segment Margin	20.1%	16.3%	380	bps
Segment Revenues for the three month period ended March 31, 2021 were $240.3 million, an increase of $153.7 million, or 177.5%, compared to $86.6 million in the same three month period in 2020. The increase in Segment Revenues was due to three months of activity for the three month period ended March 31, 2021 compared to one month in the same three month period in 2020. The percentage of Segment Revenues derived from aftermarket parts and service was 23.2% in the three month periods ended March 31, 2021 compared to 16.2% in the same three month period in 2020.
Segment Adjusted EBITDA for the three month periods ended March 31, 2021 was $48.2 million, an increase of $34.1 million, or 241.8%, from $14.1 million in the same three month period in 2020. Segment Adjusted EBITDA Margin increased 380 bps to 20.1% from 16.3% in 2020. The increase in Segment Adjusted EBITDA was due to three months of activity for the three month period ended March 31, 2021 compared to one month in the same three month period in 2020.

Table of Content
Results of Discontinued Operations
The following table presents selected Consolidated Results of Operations of our business for the three month periods ended March 31, 2021 and 2020.

	For the Three Month Period Ended March 31,
	2021	2020
Revenues	$62.4	$96.4
Cost of sales	50.5	69.6
Gross profit	11.9	26.8
Selling and administrative expenses	4.3	8.2
Amortization of intangible assets	2.4	5.9
Loss on disposal group	203.3	—
Other operating expense, net	8.1	3.4
Income (loss) before income taxes	(206.2)	9.3
Provision (benefit) for income taxes	(4.5)	8.1
Income (Loss) from Discontinued Operations	$(201.7)	$1.2
Revenues
Revenues for the three month period ended March 31, 2021 were $62.4 million, a decrease of $34.0 million, or 35.3%, compared to $96.4 million in the same three month period in 2020. The decrease in revenues from discontinued operations was primarily due to lower volumes of $31.7 million or 32.9%, unfavorable impact of foreign currencies of $1.3 million or 1.3% and lower pricing of $1.0 million or 1.0%, as a result of the current downturn in the upstream energy market. The percentage of Revenues from discontinued operations derived from aftermarket parts and service was 81.6% in the three month period ended March 31, 2021 compared to 81.6% in the same three month period in 2020.
Gross Profit
Gross profit for the three month period ended March 31, 2021 was $11.9 million, a decrease of $14.9 million, or 55.6%, compared to $26.8 million for the same three month period in 2020, and as a percentage of revenues was 19.1% for the three month period ended March 31, 2021 and 27.8% for the same three month period in 2020. The decrease in gross profit is primarily due to the revenue decline described above.
Loss on Disposal Group
Loss on disposal group from the three month period ended March 31, 2021 was $203.3 million was a charge taken to reduce the carrying value of the HPS business to the estimated fair value of the net proceeds and residual equity interest from the transaction.
Other Operating Expense, Net
Other operating expense, net was $8.1 million for the three month period ended March 31, 2021, an increase of $4.7 million, compared to $3.4 million in the same three month period in 2020. The increase was primarily due to higher acquisition and other transaction related expenses and non-cash charges of $6.8 million, partially offset by lower restructuring charges of $2.5 million.
Provision (Benefit) for Income Taxes
The benefit for income taxes was $4.5 million resulting in a 2.2% effective income tax rate for the three month period ended March 31, 2021, compared to a provision for income taxes of $8.1 million resulting in a 87.1% effective income tax rate in the same three month period in 2020. The decrease in the tax provision for the three month period ended March 31, 2021 is primarily due to one-time discrete items associated with the assets held for sale.

Table of Content
Liquidity and Capital Resources
Our investment resources include cash on hand, cash generated from operations and borrowings under our Revolving Credit Facility. We also have the ability to seek additional secured and unsecured borrowings, subject to Credit Agreement restrictions.
As of March 31, 2021, we had $105.4 million of outstanding letters of credit written against the Revolving Credit Facility and $994.6 million of unused availability.
See the description of these line-of-credit resources in Note 8 “Debt” to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended December 31, 2020 and Note 9 “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
As of March 31, 2021, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.
Liquidity
A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$1,639.6	$1,750.9

Short-term borrowings and current maturities of long-term debt	$40.6	$40.4
Long-term debt	3,823.2	3,859.1
Total debt	$3,863.8	$3,899.5
We can increase the borrowing availability under the Senior Secured Credit Facilities by up to $1,600.0 million in the form of additional commitments under the Revolving Credit Facility and/or incremental term loans plus an additional amount so long as we do not exceed a specified senior secured leverage ratio. We can incur additional secured indebtedness under the term loan facilities if certain specified conditions are met under the credit agreement governing the Senior Secured Credit Facilities. Our liquidity requirements are significant primarily due to debt service requirements. See Note 10 “Debt” to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended December 31, 2020 and Note 9 “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.
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
A substantial portion of our cash is in jurisdictions outside the United States. We do not assert ASC 740-30 (formerly APB 23) indefinite reinvestment of our historical non-U.S. earnings or future non-U.S. earnings. The Company records a deferred foreign

Table of Content
tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States. Our deferred income tax liability as of March 31, 2021 was $41.1 million which primarily consisted of withholding taxes.
Working Capital

	March 31, 2021	December 31, 2020
Net Working Capital:
Current assets of continuing operations:
Current assets	$4,153.9	$3,862.1
Less: Assets of discontinued operations - current	504.4	191.8
Current assets of continuing operations	3,649.5	3,670.3
Current liabilities of continuing operations:
Current liabilities	1,536.3	1,498.6
Less: Liabilities of discontinued operations - current	66.7	41.8
Current liabilities of continuing operations	1,469.6	1,456.8
Net working capital of continuing operations	$2,179.9	$2,213.5

Operating Working Capital:
Accounts receivable and contract assets	$1,033.2	$994.9
Plus: Inventories (excluding LIFO)	823.7	776.5
Less: Accounts payable	674.2	646.6
Less: Contract liabilities (current)	188.9	172.0
Operating working capital	$993.8	$952.8
Net working capital of continuing operations decreased $33.6 million to $2,179.9 million as of March 31, 2021 from $2,213.5 million as of December 31, 2020. Operating working capital increased $41.0 million to $993.8 million as of March 31, 2021 from $952.8 million as of December 31, 2020. The increase in operating working capital is primarily due to higher accounts receivable and higher inventories, partially offset by higher accounts payable, higher contract liabilities and lower contract assets.
The increase in accounts receivable was primarily due to the difference in sales mix between the fourth quarter of 2020 and the first quarter of 2021. A higher portion of revenues in the fourth quarter of 2020 were related to highly engineered solutions product contracts with higher advance payments ahead of revenue recognition than in the first quarter of 2021. The decrease in contract assets was primarily due to the timing of revenue recognition and billing on our overtime contracts. The increase in inventories was primarily due to additions to inventory in anticipation of increased demand for certain products. The increase in accounts payable was primarily due to the timing of vendor cash disbursements. The increase in contract liabilities was primarily due to the timing of customer milestone payments for in-process engineered to order contracts.
Cash Flows
The following table reflects the major categories of cash flows for the three month periods ended March 31, 2021 and 2020, respectively.

	For the Three Month Period Ended March 31,
	2021	2020
Cash flows from (used in) continuing operations:
Cash flows from operating activities	$122.6	$38.0
Cash flows from (used in) investing activities	(207.9)	33.8
Cash flows used in financing activities	(7.8)	(41.9)
Cash flows from discontinued operations	(0.6)	29.7
Free cash flow(1)	107.6	30.4
(1)See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the nearest GAAP measure.

Table of Content
Operating Activities
Cash provided by operating activities increased $84.6 million to $122.6 million for the three month period ended March 31, 2021 from $38.0 million in the same three month period in 2020, primarily due to an increase in income from continuing operations and an increase in accounts payable, partially offset by an increase in inventories and an increase in accounts receivable.
Investing Activities
Cash used in investing activities included capital expenditures of $15.0 million and $7.6 million for the three month periods ended March 31, 2021 and 2020, respectively. Net cash paid in a business combination was $202.5 million in the three month period ended March 31, 2021 and cash acquired in business combinations for the three month period ended March 31, 2020 was $41.3 million.
Financing Activities
Cash used in financing activities of $7.8 million for the three month period ended March 31, 2021 primarily reflected repayments of long term debt of $9.9 million and purchases of treasury stock of $3.0 million, partially offset by proceeds from stock option exercises of $5.1 million.
Cash used in financing activities of $41.9 million for the three month period ended March 31, 2020 reflected repayments of long-term borrowings of $1,590.6 million, purchases of treasury stock of $0.8 million, payments of contingent consideration of $0.7 million, payments of debt issuance costs of $37.5 million and payments of costs incurred to issue shares for the Ingersoll Rand Industrial acquisition of $1.0 million, partially offset by proceeds from the issuance of long-term borrowings of $1,586.0 million and proceeds from stock option exercises of $2.7 million.
Discontinued Operations
Cash provided by (used in) discontinued operations decreased $30.3 million to $(0.6) million for the three month period ended March 31, 2021 from $29.7 million in the same three month period in 2020, primarily due to lower operating income.
Free Cash Flow
Free cash flow increased $77.2 million to $107.6 million in the three month period ended March 31, 2021 from $30.4 million in the same three month period in 2020 primarily due to increased cash provided by operating activities.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are materially likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Estimates
Management has evaluated the accounting estimates used in the preparation of the Company’s condensed consolidated financial statements and related notes and believe those estimates to be reasonable and appropriate. Certain of these accounting estimates require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the section “Critical Accounting Estimates” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1 “Summary of Significant Accounting Policies” of “Item 8. Financial Statements and Supplementary Data” included in our annual report on Form 10-K for the fiscal year ended December 31, 2020.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 16 “Contingencies” to the condensed consolidated financial

Table of Content
statements. We believe that as of March 31, 2021, there have been no material changes to the environmental matters disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020.
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
As of March 31, 2021, there have been no material changes to our market risk assessment previously disclosed in the annual report on Form 10-K for the fiscal year ended December 31, 2020.

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
ITEM 1A.    RISK FACTORS
As of March 31, 2021, there have been no material changes to our risk factors included in our annual report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”).
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Purchases
The following table contains detail related to the repurchase of our common stock based on the date of trade during the three month period ended March 31, 2021.

2021 First Quarter Months	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	—	$—	—	$—
February 1, 2021 - February 28, 2021	21,913	$50.20	—	$—
March 1, 2021 - March 31, 2021	38,395	$49.20	—	$—
(1)All of the shares purchased during the three month period ended March 31, 2021 were in connection with net exercises of stock options or the surrender to us of shares of common stock to satisfy tax withholding obligations in connection with the vesting of certain restricted stock units.
(2)The average price paid per share includes brokerage commissions.
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

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of April 30, 2019, by and among Ingersoll-Rand plc, Gardner Denver Holdings, Inc., Ingersoll-Rand U.S. HoldCo, Inc. and Charm Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Ingersoll-Rand plc on May 6, 2019).
2.2	Separation and Distribution Agreement, dated as of April 30, 2019, by and between Ingersoll-Rand plc and Ingersoll-Rand U.S. HoldCo, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Ingersoll-Rand plc on May 6, 2019).
10.1	First Amendment to Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan.
10.2	Form of Performance Stock Unit Grant Notice and Agreement under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Scheme Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2021	INGERSOLL RAND INC.

	By:	/s/ Michael J. Scheske
Name: Michael J. Scheske
Vice President and Corporate Controller (Principal Accounting Officer)