Form 10-Q
period 2021-06-30
Ingersoll Rand Inc.
filed 2021-07-30
CIK 1699150

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The registrant had outstanding 420,154,805 shares of Common Stock, par value $0.01 per share, as of July 23, 2021.

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
•Income generated by one of our equity method investments depends on the level of activity in the energy industry, which is significantly affected by volatile oil and gas prices.
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

Table of Content
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

Table of Content
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

Table of Content
PART I.    FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2021	2020	2021	2020
Revenues	$1,279.1	$1,025.4	$2,408.6	$1,642.2
Cost of sales	766.4	716.8	1,443.8	1,130.3
Gross Profit	512.7	308.6	964.8	511.9
Selling and administrative expenses	267.2	209.1	519.5	348.5
Amortization of intangible assets	80.3	96.4	164.5	143.1
Other operating expense, net	25.1	48.1	19.4	144.6
Operating Income (Loss)	140.1	(45.0)	261.4	(124.3)
Interest expense	22.7	30.8	45.8	57.9
Loss on extinguishment of debt	—	—	—	2.0
Other income, net	(34.1)	(2.3)	(36.6)	(2.5)
Income (Loss) from Continuing Operations Before Income Taxes	151.5	(73.5)	252.2	(181.7)
Provision for income taxes	12.5	78.4	23.1	11.5
Loss on equity method investments	(0.7)	—	(0.7)	—
Income (Loss) from Continuing Operations	138.3	(151.9)	228.4	(193.2)
Income (loss) from discontinued operations, net of tax	96.3	(24.6)	(83.9)	(20.2)
Net Income (Loss)	234.6	(176.5)	144.5	(213.4)
Less: Net income attributable to noncontrolling interests	0.7	1.1	1.0	1.0
Net Income (Loss) Attributable to Ingersoll Rand Inc.	$233.9	$(177.6)	$143.5	$(214.4)

Amounts attributable to Ingersoll Rand Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$137.6	$(153.0)	$227.4	$(194.2)
Income (loss) from discontinued operations, net of tax	96.3	(24.6)	(83.9)	(20.2)
Net income (loss) attributable to Ingersoll Rand Inc.	$233.9	$(177.6)	$143.5	$(214.4)

Basic earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$0.33	$(0.37)	$0.54	$(0.56)
Earnings (loss) from discontinued operations	0.23	(0.06)	(0.20)	(0.06)
Net earnings (loss)	0.56	(0.43)	0.34	(0.62)

Diluted earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$0.32	$(0.37)	$0.53	$(0.56)
Earnings (loss) from discontinued operations	0.23	(0.06)	(0.20)	(0.06)
Net earnings (loss)	0.55	(0.43)	0.34	(0.62)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2021	2020	2021	2020
Comprehensive Income (Loss) Attributable to Ingersoll Rand Inc.
Net income (loss) attributable to Ingersoll Rand Inc.	$233.9	$(177.6)	$143.5	$(214.4)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net	49.1	44.9	(50.7)	(47.3)
Unrecognized gain on cash flow hedges, net	—	5.5	—	6.7
Pension and other postretirement prior service cost and gain or (loss), net	1.3	0.5	2.5	3.4
Total other comprehensive income (loss), net of tax	50.4	50.9	(48.2)	(37.2)
Comprehensive income (loss) Attributable to Ingersoll Rand Inc.	$284.3	$(126.7)	$95.3	$(251.6)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$0.7	$1.1	$1.0	$1.0
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net	(1.2)	(0.4)	(2.3)	(4.4)
Total other comprehensive loss, net of tax	(1.2)	(0.4)	(2.3)	(4.4)
Comprehensive income (loss) attributable to noncontrolling interests	(0.5)	0.7	(1.3)	(3.4)
Total Comprehensive Income (Loss)	$283.8	$(126.0)	$94.0	$(255.0)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$3,669.9	$1,750.9
Accounts receivable, net of allowance for credit losses of $49.3 and $50.9, respectively	935.8	861.8
Inventories	796.8	716.7
Other current assets	236.2	195.3
Assets of discontinued operations - current	73.7	337.4
Total current assets	5,712.4	3,862.1
Property, plant and equipment, net of accumulated depreciation of $326.8 and $291.1, respectively	607.2	609.0
Goodwill	5,637.0	5,582.6
Other intangible assets, net	3,725.5	3,797.2
Deferred tax assets	21.2	15.6
Other assets	473.4	329.3
Assets of discontinued operations - long-term	—	1,862.8
Total assets	$16,176.7	$16,058.6
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$40.7	$40.4
Accounts payable	660.8	536.4
Accrued liabilities	1,053.6	708.9
Liabilities of discontinued operations - current	67.9	212.9
Total current liabilities	1,823.0	1,498.6
Long-term debt, less current maturities	3,823.3	3,859.1
Pensions and other postretirement benefits	255.7	272.5
Deferred income taxes	624.5	702.4
Other liabilities	303.8	343.7
Liabilities of discontinued operations - long-term	—	192.8
Total liabilities	$6,830.3	$6,869.1
Commitments and contingencies (Note 16)	—	—
Stockholders’ equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 421,545,797 and 420,123,978 shares issued as of June 30, 2021 and December 31, 2020, respectively	4.2	4.2
Capital in excess of par value	9,376.0	9,310.3
Accumulated deficit	(32.2)	(175.7)
Accumulated other comprehensive income (loss)	(35.5)	14.2
Treasury stock at cost; 1,479,039 and 1,496,169 shares as of June 30, 2021 and December 31, 2020, respectively	(34.6)	(33.3)
Total Ingersoll Rand Inc. stockholders’ equity	$9,277.9	$9,119.7
Noncontrolling interests	68.5	69.8
Total stockholders’ equity	$9,346.4	$9,189.5
Total liabilities and stockholders’ equity	$16,176.7	$16,058.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Month Period Ended June 30, 2021
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	420.9	$4.2	$9,337.8	$(266.1)	$(84.4)	$(34.8)	$8,956.7	$69.0	$9,025.7
Net income	—	—	—	233.9	—	—	233.9	0.7	234.6
Issuance of common stock for stock-based compensation plans	0.6	—	7.6	—	—	—	7.6	—	7.6
Purchases of treasury stock	—	—	—	—	—	(0.2)	(0.2)	—	(0.2)
Issuance of treasury stock for stock-based compensation plans	—	—	—	—	—	0.4	0.4	—	0.4
Stock-based compensation	—	—	30.6	—	—	—	30.6	—	30.6
Other comprehensive income (loss), net of tax	—	—	—	—	50.4	—	50.4	(1.2)	49.2
Divestiture of foreign subsidiaries	—	—	—	—	(1.5)	—	(1.5)	—	(1.5)
Balance at end of period	421.5	$4.2	$9,376.0	$(32.2)	$(35.5)	$(34.6)	$9,277.9	$68.5	$9,346.4

	Three Month Period Ended June 30, 2020
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	418.2	$4.2	$9,241.5	$(179.2)	$(344.1)	$(36.2)	$8,686.2	$69.3	$8,755.5
Net income (loss)	—	—	—	(177.6)	—	—	(177.6)	1.1	(176.5)
Issuance of common stock for stock-based compensation plans	0.4	—	3.7	—	—	—	3.7	—	3.7
Purchases of treasury stock	—	—	—	—	—	(0.5)	(0.5)	—	(0.5)
Issuance of treasury stock for stock-based compensation plans	—	—	(0.5)	—	—	0.9	0.4	—	0.4
Stock-based compensation	—	—	11.8	—	—	—	11.8	—	11.8
Other comprehensive income (loss), net of tax	—	—	—	—	50.9	—	50.9	(1.5)	49.4
Adjustments for shares tendered in open offer	—	—	—	—	—	—	—	(2.0)	(2.0)
Balance at end of period	418.6	$4.2	$9,256.5	$(356.8)	$(293.2)	$(35.8)	$8,574.9	$66.9	$8,641.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(Unaudited; in millions)

	Six Month Period Ended June 30, 2021
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Ingersoll Rand Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	420.1	$4.2	$9,310.3	$(175.7)	$14.2	$(33.3)	$9,119.7	$69.8	$9,189.5
Net income	—	—	—	143.5	—	—	143.5	1.0	144.5
Issuance of common stock for stock-based compensation plans	1.4	—	12.3	—	—	—	12.3	—	12.3
Purchases of treasury stock	—	—	—	—	—	(3.2)	(3.2)	—	(3.2)
Issuance of treasury stock for stock-based compensation plans	—	—	(1.1)	—	—	1.9	0.8	—	0.8
Stock-based compensation	—	—	54.5	—	—	—	54.5	—	54.5
Other comprehensive loss, net of tax	—	—	—	—	(48.2)	—	(48.2)	(2.3)	(50.5)
Divestiture of foreign subsidiaries	—	—	—	—	(1.5)	—	(1.5)	—	(1.5)
Balance at end of period	421.5	$4.2	$9,376.0	$(32.2)	$(35.5)	$(34.6)	$9,277.9	$68.5	$9,346.4

	Six Month Period Ended June 30, 2020
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	206.8	$2.1	$2,302.0	$(141.4)	$(256.0)	$(36.8)	$1,869.9	$—	$1,869.9
Net income (loss)	—	—	—	(214.4)	—	—	(214.4)	1.0	(213.4)
Acquisition of Ingersoll Rand Industrial	211.0	2.1	6,934.9	—	—	—	6,937.0	72.3	7,009.3
Costs of issuing equity securities	—	—	(1.0)	—	—	—	(1.0)	—	(1.0)
Issuance of common stock for stock-based compensation plans	0.8	—	5.9	—	—	—	5.9	—	5.9
Purchases of treasury stock	—	—	—	—	—	(1.3)	(1.3)	—	(1.3)
Issuance of treasury stock for stock-based compensation plans	—	—	(1.5)	—	—	2.3	0.8	—	0.8
Stock-based compensation	—	—	16.2	—	—	—	16.2	—	16.2
Other comprehensive loss, net of tax	—	—	—	—	(37.2)	—	(37.2)	(4.4)	(41.6)
Adoption of new accounting standard (ASU 2016-13)	—	—	—	(1.0)	—	—	(1.0)	—	(1.0)
Adjustments for shares tendered in open offer	—	—	—	—	—	—	—	(2.0)	(2.0)
Balance at end of period	418.6	$4.2	$9,256.5	$(356.8)	$(293.2)	$(35.8)	$8,574.9	$66.9	$8,641.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	For the Six Month Period Ended June 30,
	2021	2020
Cash Flows From Operating Activities From Continuing Operations:
Net income (loss)	$144.5	$(213.4)
Loss from discontinued operations, net of tax	(83.9)	(20.2)
Income (loss) from continuing operations	228.4	(193.2)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Amortization of intangible assets	164.5	143.1
Depreciation	43.3	35.7
Stock-based compensation expense	43.1	15.4
Foreign currency transaction losses (gains), net	(14.7)	6.9
Deferred income taxes	(81.1)	25.1
Non-cash adjustments to carrying value of LIFO inventories	—	35.6
Other non-cash adjustments	(0.4)	2.0
Changes in assets and liabilities:
Receivables	(73.0)	64.6
Inventories	(80.7)	(8.5)
Accounts payable	80.8	15.1
Accrued liabilities	2.9	83.8
Other assets and liabilities, net	(78.3)	(29.3)
Net cash provided by operating activities from continuing operations	234.8	196.3
Cash Flows From (Used In) Investing Activities From Continuing Operations:
Capital expenditures	(25.9)	(22.7)
Net cash acquired (paid) in business combinations	(215.8)	41.3
Disposals of property, plant and equipment	9.5	1.4
Net cash provided by (used in) investing activities from continuing operations	(232.2)	20.0
Cash Flows From (Used In) Financing Activities From Continuing Operations:
Principal payments on long-term debt	(19.7)	(1,599.6)
Proceeds from long-term debt	—	1,980.1
Purchases of treasury stock	(3.2)	(1.3)
Proceeds from stock option exercises	12.8	6.8
Payments of contingent consideration	—	(0.7)
Payments of debt issuance costs	—	(46.6)
Payments of costs incurred to issue shares for Ingersoll Rand Industrial acquisition	—	(1.0)
Other financing	—	(0.8)
Net cash provided by (used in) financing activities from continuing operations	(10.1)	336.9
Cash Flows From Discontinued Operations:
Net cash provided by operating activities	29.5	119.5
Net cash provided by (used in) investing activities	1,903.8	(2.7)
Net cash provided by discontinued operations	1,933.3	116.8
Effect of exchange rate changes on cash and cash equivalents	(6.8)	(1.9)
Net increase in cash and cash equivalents	1,919.0	668.1
Cash and cash equivalents, beginning of period	1,750.9	505.5
Cash and cash equivalents, end of period	$3,669.9	$1,173.6
Supplemental Cash Flow Information
Cash paid for income taxes	$150.5	$30.5
Cash paid for interest	41.6	54.2
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
The results of operations for the interim period ended June 30, 2021 are not necessarily indicative of future results. The ongoing novel Coronavirus (“COVID-19”) pandemic is a continuously evolving situation around the globe that has negatively impacted and could continue to negatively impact the global economy. The Company’s operating results will be subject to fluctuations based on general economic conditions, and the extent to which COVID-19 may ultimately impact its business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate extent of the spread of the disease and the duration of the outbreak and business closures or business disruptions for the Company, suppliers and customers.
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
Note 2. Discontinued Operations
Discontinued operations comprise two formerly-owned businesses, Specialty Vehicle Technologies (“SVT” or “Club Car”) and High Pressure Solutions (“HPS”). The results of operations, financial positions and cash flows of these businesses are reported as discontinued operations for all periods presented in these Condensed Consolidated financial statements.
Specialty Vehicle Technologies
On April 9, 2021, the Company entered into an agreement to sell Club Car to private equity firm Platinum Equity Advisors, LLC (“Platinum Equity”) for $1.68 billion in cash. The sale was substantially completed on June 1, 2021. The transfer of legal ownership of certain of SVT's non-U.S. subsidiaries has not yet occurred as of June 30, 2021 due to local regulatory and administrative requirements. Transfer of ownership of these entities is expected to be completed in the second half of 2021.
SVT has been presented as a discontinued operation and its net assets are classified as held for sale and comparable prior periods are recast to reflect this change.
The Company recognized a pre-tax gain on sale of $256.7 million in the second quarter of 2021. The sale proceeds and the related gain on sale are subject to further adjustment upon the finalization customary post-closing steps of the transaction. These steps are expected to be completed by the end of 2021.
High Pressure Solutions
On February 14, 2021, the Company entered into an agreement to sell its majority interest in High Pressure Solutions to private equity firm American Industrial Partners. In exchange for its majority interest of 55%, the Company received net cash proceeds of $278.3 million and retains a 45% common equity interest in the newly-formed entity comprising the HPS business. The Company expects to maintain its minority investment in HPS indefinitely and is unable to estimate when this interest may be disposed. This sale was substantially completed on April 1, 2021. The transfer of legal ownership of one of HPS's non-U.S. subsidiary has not yet occurred as of June 30, 2021 due to local regulatory and administrative requirements. Transfer of ownership of this entity is expected to be completed in the second half of 2021.
HPS has been presented as a discontinued operation and its net assets are classified as held for sale and comparable prior periods are recast to reflect this change.
The Company recognized a pre-tax loss on sale of $211.7 million in the six month period ended June 30, 2021. The sale proceeds and the related loss on sale are subject to further adjustment upon the finalization customary post-closing steps of the transaction. These steps are expected to be completed by the end of 2021.

Table of Content
Financial information of discontinued operations
The results of operations of SVT and HPS are presented as discontinued operations as summarized below:

	Specialty Vehicle Technologies		High Pressure Solutions		Total
	For the Three Month Period Ended June 30,
	2021	2020	2021	2020	2021	2020
Revenues	$184.0	$217.5	$3.0	$21.5	$187.0	$239.0
Cost of sales	137.9	166.4	3.9	21.2	141.8	187.6
Gross Profit	46.1	51.1	(0.9)	0.3	45.2	51.4
Selling and administrative expenses	16.9	18.2	0.6	20.4	17.5	38.6
Amortization of intangible assets	0.9	12.3	—	5.9	0.9	18.2
Loss (gain) on sale	(256.7)	—	8.4	—	(248.3)	—
Other operating expense (income), net	9.2	(0.1)	7.4	1.9	16.6	1.8
Income (Loss) from Discontinued Operations Before Income Taxes	275.8	20.7	(17.3)	(27.9)	258.5	(7.2)
Provision (benefit) for income taxes	162.8	29.2	(0.6)	(11.8)	162.2	17.4
Income (Loss) from Discontinued Operations, Net of Tax	$113.0	$(8.5)	$(16.7)	$(16.1)	$96.3	$(24.6)

	Specialty Vehicle Technologies		High Pressure Solutions		Total
	For the Six Month Period Ended June 30,
	2021	2020	2021	2020	2021	2020
Revenues	$424.3	$304.2	$65.4	$117.9	$489.7	$422.1
Cost of sales	314.9	238.7	54.4	90.8	369.3	329.5
Gross Profit	109.4	65.5	11.0	27.1	120.4	92.6
Selling and administrative expenses	35.3	26.0	4.9	28.6	40.2	54.6
Amortization of intangible assets	10.4	14.9	2.4	11.8	12.8	26.7
Loss (gain) on sale	(256.7)	—	211.7	—	(45.0)	—
Other operating expense, net	16.2	0.7	15.5	5.3	31.7	6.0
Income (Loss) from Discontinued Operations Before Income Taxes	304.2	23.9	(223.5)	(18.6)	80.7	5.3
Provision (benefit) for income taxes	169.7	30.0	(5.1)	(4.5)	164.6	25.5
Income (Loss) from Discontinued Operations, Net of Tax	$134.5	$(6.1)	$(218.4)	$(14.1)	$(83.9)	$(20.2)

Table of Content
The carrying amount of major classes of assets and liabilities classified that were included in discontinued operations at June 30, 2021 and December 31, 2020 related to SVT and HPS are shown in the table below. Long-term assets and liabilities as of June 30, 2021 have been reclassified as current in the Condensed Consolidated Balance Sheets.

	June 30, 2021 (1)	December 31, 2020 (2)
Assets
Current assets:
Accounts receivable, net	$18.7	$104.8
Inventories	19.6	226.9
Other current assets	4.5	5.7
Total current assets	42.8	337.4
Property, plant and equipment, net	2.1	188.3
Goodwill	0.8	721.0
Other intangible assets, net	28.0	935.4
Deferred tax assets	—	0.5
Other assets	—	17.6
Total non-current assets	30.9	1,862.8
Total assets	$73.7	$2,200.2

Liabilities
Current liabilities:
Accounts payable	$32.3	$134.7
Accrued liabilities	31.8	78.2
Total current liabilities	64.1	212.9
Pensions and other postretirement benefits	—	2.5
Deferred income taxes	3.8	173.3
Other liabilities	—	17.0
Total non-current liabilities	3.8	192.8
Total liabilities	$67.9	$405.7
(1)Primarily relates to non-U.S. subsidiaries for which legal ownership will transfer in the second half of 2021.
(2)Total assets and total liabilities related to SVT were $1,512.7 million and $354.1 million, respectively, at December 31, 2020.
The significant non-cash operating items and capital expenditures reflected in cash flows of discontinued operations for the six months periods ended June 30, 2021 and 2020 include the following:

	Specialty Vehicle Technologies		High Pressure Solutions		Total
	For the Six Month Period Ended June 30,
	2021	2020	2021	2020	2021	2020
Loss (gain) on sale	$(256.7)	$—	$211.7	$—	$(45.0)	$—
Depreciation and amortization	14.8	19.8	4.0	18.2	18.8	38.0
Stock-based compensation expense	8.2	0.4	2.7	0.4	10.9	0.8
Capital expenditures	1.6	1.3	0.3	1.4	1.9	2.7
Note 3. Business Combinations
Acquisitions in 2021
On January 31, 2021, the Company acquired the Vacuum and Blower Systems division of Tuthill Corporation for cash consideration of $184.4 million. The business operates under the tradenames M-D Pneumatics and Kinney Vacuum Pumps and is a leader in the design and manufacture of positive displacement blowers, mechanical vacuum pumps, vacuum boosters and

Table of Content
engineered blower and vacuum systems. The results of this business are reported within the Industrial Technologies and Services segment from the date of acquisition. Due to the timing of the acquisition, the allocation of purchase price is preliminary and will be refined as additional information becomes available. The preliminary goodwill recognized of $80.0 million is attributable to the expected cost synergies, anticipated growth of new and existing customers, and the assembled workforce. The goodwill resulting from this acquisition is expected to be deductible for tax purposes.
Also in the six months ended June 30, 2021, the Company acquired five sales and service businesses in the Industrial Technologies and Services segment and one pump technology business in the Precision Science and Technologies segment. The aggregate consideration for these acquisitions was $31.5 million.
The following table summarizes the preliminary allocation of consideration to the fair values of identifiable assets acquired and liabilities assumed at the acquisition date.

	M-D Pneumatics and Kinney Vacuum Pumps	All Others
Accounts receivable	$4.8	$2.5
Inventories	3.8	2.7
Other current assets	0.6	—
Property, plant and equipment	16.2	2.5
Goodwill	80.0	3.5
Other intangible assets	82.5	23.9
Total current liabilities	(3.5)	(1.8)
Total noncurrent liabilities	—	(1.8)
Total consideration	$184.4	$31.5
The revenue and operating income included in the financial statements for these acquisitions subsequent to their date of acquisition is $31.5 million and $4.0 million, respectively.
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
Ingersoll Rand Industrial was separated from Ingersoll Rand plc (subsequently renamed Trane Technologies Plc) through a distribution to shareholders of Trane Technologies and subsequently merged with Gardner Denver Holdings, Inc. This transaction was accounted for as a business combination. The assets and liabilities of Ingersoll Rand Industrial were measured at their fair values as of the date of the merger. The determination of fair values required the Company to make estimates about expected future cash flows, discount rates, royalty rates and other subjective assumptions and future events that are highly uncertain. These measurements were finalized within one year of the closing date of the transaction.

Table of Content
The following table summarizes the allocation of consideration to the fair values of assets acquired and liabilities assumed of Ingersoll Rand Industrial as of February 29, 2020. Included in these amounts are assets and liabilities of SVT, which has been reported as a discontinued operation in these Condensed Consolidated financial statements. Refer to Note 2 for further information on the sale of SVT.

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
The Company incurred $87.3 million of acquisition-related costs, including $42.3 million during the three-month period ended March 31, 2020. The remainder was incurred in 2019. These costs are presented within “Other operating expenses, net” in the Condensed Consolidated Statements of Operations. For additional information, see Note 2 “Business Combinations” of the annual report on Form 10-K for the year ended December 31, 2020.
Results of Ingersoll Rand Industrial Subsequent to the Acquisition
The operating results of Ingersoll Rand Industrial have been included in the Company’s condensed consolidated financial statements since the date of acquisition. The results of Ingersoll Rand Industrial in the year of acquisition are shown below. These amounts include the effects of purchase accounting adjustments, primarily the amortization of intangible assets and the impacts on operating expenses of fair value adjustments to acquired inventory and property, plant and equipment. The amounts below exclude the operating results of SVT, which has been reported as a discontinued operation as a result of the transaction discussed in Note 2.

	For the Three Month Period Ended June 30, 2020	For the Six Month Period Ended June 30, 2020
Revenues	$609.0	$815.7
Income (Loss) from Continuing Operations Before Income Taxes	(82.1)	(124.8)
Unaudited Pro Forma Information
The following unaudited pro forma financial information summarizes the combined results of operations for the Company and Ingersoll Rand Industrial as if the acquisition had been completed on January 1, 2019. The pro forma results have been prepared for comparative purposes only and do not necessarily represent what the revenue or results of operations would have been had the acquisition been completed on January 1, 2019. In addition, these results are not intended to be a projection of future operating results and do not reflect synergies that might be achieved. These amounts include revenue and net income attributable to SVT

Table of Content
that are reported within Income (loss) from discontinued operations, net of tax on the Condensed Consolidated Statement of Operations.

	For the Three Month Period Ended June 30, 2020	For the Six Month Period Ended June 30, 2020
Revenues	$1,271.6	$2,541.3
Net Income (Loss)	7.0	6.8
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
The table below reflects the impact of material and nonrecurring adjustments to the unaudited pro forma results for the three and six month periods ended June 30, 2020 that are directly attributable to the acquisition.

	For the Three Month Period Ended June 30, 2020	For the Six Month Period Ended June 30, 2020
Increase to revenue as a result of deferred revenue fair value adjustment, net of tax	$5.6	$5.5
Decrease to expense as a result of inventory fair value adjustment, net of tax	(58.5)	(89.6)
Decrease to expense as a result of transaction costs, net of tax	—	(38.1)
Settlement of post-acquisition contingencies
During the three months ended June 30, 2021, the Company and Trane Technologies concluded several post-closing steps of the Ingersoll Rand Industrial transaction. These steps included determining the final measurements of transferred working capital, indebtedness and retirement plan funding. Upon finalizing these measurements, Trane Technologies agreed to make a net payment of $49.5 million to Ingersoll Rand. This payment was made in July 2021. The Company realized a gain of $30.1 million during the second quarter to adjust its receivables for these items. This gain is reported within "Other income, net" on the Condensed Consolidated Statement of Operations.
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
The revenue and operating income for the six months ended June 30, 2020 included in the financial statements for these acquisitions subsequent to their date of acquisition is $5.3 million and $2.0 million, respectively.
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

Table of Content
For the three month period ended June 30, 2021, expense of $6.8 million was recognized within “Other operating expense, net” in the Condensed Consolidated Statements of Operations ($2.5 million for Industrial Technologies and Services, $(0.2) million for Precision and Science Technologies and $4.5 million for Corporate). For the six month period ended June 30, 2021, expense of $9.2 million was recognized within “Other operating expense, net” in the Condensed Consolidated Statements of Operations ($4.2 million for Industrial Technologies and Services, $0.1 million for Precision and Science Technologies and $4.9 million for Corporate). Through June 30, 2021, we recognized expense related to the 2020 Plan of $74.5 million, $7.0 million and $10.9 million for Industrial Technologies and Services, Precision and Science Technologies and Corporate, respectively.
The following table summarizes the activity associated with the Company’s restructuring programs for the six month period ended June 30, 2021.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$11.9	$27.8	$17.5	$4.8
Charged to expense - termination benefits	6.2	29.7	8.6	64.9
Charged to expense - other	0.6	(0.3)	0.6	2.5
Payments	(4.2)	(26.3)	(11.8)	(41.3)
Currency translation adjustment and other	0.2	(1.9)	(0.2)	(1.9)
Balance at end of period	$14.7	$29.0	$14.7	$29.0
Note 5. Inventories
Inventories as of June 30, 2021 and December 31, 2020 consisted of the following.

	June 30, 2021	December 31, 2020
Raw materials, including parts and subassemblies	$490.4	$451.0
Work-in-process	87.0	62.2
Finished goods	210.6	194.7
	788.0	707.9
Excess of LIFO costs over FIFO costs	8.8	8.8
Inventories	$796.8	$716.7
Note 6. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill attributable to each reportable segment for the six month period ended June 30, 2021 is presented in the table below.

	Industrial Technologies and Services	Precision and Science Technologies	Total
Balance as of December 31, 2020	$4,151.2	$1,431.4	$5,582.6
Acquisitions	76.7	—	76.7
Foreign currency translation	(18.4)	(3.9)	(22.3)
Balance as of June 30, 2021	$4,209.5	$1,427.5	$5,637.0
As of June 30, 2021, goodwill included accumulated impairment losses of $220.6 million within the Industrial Technologies and Services segment.

Table of Content
Other Intangible Assets, Net
Other intangible assets as of June 30, 2021 and December 31, 2020 consisted of the following.

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer lists and relationships	$2,857.7	$(928.1)	$1,929.6	$2,835.0	$(841.3)	$1,993.7
Technology	293.9	(56.4)	237.5	279.9	(38.1)	241.8
Tradenames	41.5	(17.8)	23.7	41.8	(15.6)	26.2
Other	107.2	(71.7)	35.5	102.8	(58.6)	44.2
Unamortized intangible assets
Tradenames	1,499.2	—	1,499.2	1,491.3	—	1,491.3
Total other intangible assets	$4,799.5	$(1,074.0)	$3,725.5	$4,750.8	$(953.6)	$3,797.2
Intangible Asset Impairment Considerations
As of June 30, 2021, there were no indications that the carrying value of goodwill and other intangible assets may not be recoverable.
Note 7. Accrued Liabilities
Accrued liabilities as of June 30, 2021 and December 31, 2020 consisted of the following.

	June 30, 2021	December 31, 2020
Salaries, wages and related fringe benefits	$191.5	$197.0
Contract liabilities	189.2	164.6
Product warranty	42.0	41.1
Operating lease liabilities	40.2	47.1
Restructuring	14.7	17.5
Taxes	439.3	116.1
Other	136.7	125.5
Total accrued liabilities	$1,053.6	$708.9
A reconciliation of the changes in the accrued product warranty liability for the three and six month periods ended June 30, 2021 and 2020 are as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$40.4	$37.6	$41.1	$19.1
Product warranty accruals	5.4	3.0	9.8	7.6
Acquired warranty	—	—	0.1	19.8
Settlements	(4.1)	(2.5)	(8.9)	(7.9)
Charged to other accounts(1)	0.3	0.6	(0.1)	0.1
Balance at end of period	$42.0	$38.7	$42.0	$38.7
(1)Primarily the effects of foreign currency translation adjustments

Table of Content
Note 8. Benefit Plans
Net Periodic Benefit Cost
The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and six month periods ended June 30, 2021 and 2020.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	For the Three Month Period Ended June 30,
	2021	2020	2021	2020	2021	2020
Service cost	$1.7	$1.7	$1.1	$1.2	$—	$—
Interest cost	2.8	2.8	1.1	1.5	0.1	0.2
Expected return on plan assets	(3.1)	(3.9)	(3.0)	(2.7)	—	—
Recognition of:
Unrecognized prior service cost	—	—	0.1	0.1	(0.1)	—
Unrecognized net actuarial loss	—	—	1.2	0.7	—	—
	$1.4	$0.6	$0.5	$0.8	$—	$0.2

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	For the Six Month Period Ended June 30,
	2021	2020	2021	2020	2021	2020
Service cost	$3.4	$2.3	$2.2	$1.9	$—	$—
Interest cost	5.5	4.0	2.3	3.0	0.3	0.3
Expected return on plan assets	(6.2)	(5.5)	(6.1)	(5.4)	—	—
Recognition of:
Unrecognized prior service cost	—	—	0.1	0.1	(0.2)	—
Unrecognized net actuarial loss	—	—	2.5	1.4	—	—
	$2.7	$0.8	$1.0	$1.0	$0.1	$0.3
The components of net periodic benefit cost other than the service cost component are included in “Other income, net” in the Condensed Consolidated Statements of Operations.

Note 9. Debt
Debt as of June 30, 2021 and December 31, 2020 is summarized as follows.

	June 30, 2021	December 31, 2020
Short-term borrowings	$—	$—
Long-term debt:
Revolving credit facility, due 2025	$—	$—
Dollar Term Loan B, due 2027(1)	1,874.3	1,883.7
Dollar Term Loan, due 2027(2)	915.1	919.6
Euro Term Loan, due 2027(3)	703.2	728.0
Dollar Term Loan Series A, due 2027(4)	390.9	392.4
Finance leases and other long-term debt	17.9	17.2
Unamortized debt issuance costs	(37.4)	(41.4)
Total long-term debt, net, including current maturities	3,864.0	3,899.5
Current maturities of long-term debt	40.7	40.4
Total long-term debt, net	$3,823.3	$3,859.1
(1)As of June 30, 2021, this amount is presented net of unamortized discounts of $1.9 million. As of June 30, 2021, the applicable interest rate was approximately 1.84% and the weighted-average interest rate was 1.86% for the six month period ended June 30, 2021.
(2)As of June 30, 2021, this amount is presented net of unamortized discounts of $0.9 million. As of June 30, 2021, the applicable interest rate was approximately 1.84% and the weighted average interest rate was 1.86% for the six month period ended June 30, 2021.
(3)As of June 30, 2021, this amount is presented net of unamortized discounts of $0.7 million. As of June 30, 2021, the applicable interest rate was 2.00% and the weighted average interest rate was 2.00% for the six month period ended June 30, 2021.
(4)As of June 30, 2021, this amount is presented net of unamortized discounts of $5.1 million. As of June 30, 2021, the applicable interest rate was approximately 2.84% and the weighted average interest rate was 2.86% for the six month period ended June 30, 2021.
Senior Secured Credit Facilities
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
See Note 10 “Debt” to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2020 for further information on the Senior Secured Credit Facilities.
As of June 30, 2021, the aggregate amount of commitments under the Revolving Credit Facility was $1,100.0 million and the capacity under the Revolving Credit Facility to issue letters of credit was $400.0 million. As of June 30, 2021, the Company had no outstanding borrowings under the Revolving Credit Facility, outstanding letters of credit under the Revolving Credit Facility of $84.1 million and unused availability under the Revolving Credit Facility of $1,015.9 million.
As of June 30, 2021, we were in compliance with all covenants of our Senior Secured Credit Facilities.
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

Table of Content
employee's continued employment during such period. In some instances, such as death, awards may vest concurrently with or following an employee's termination.
Stock-Based Compensation
Stock-based compensation expense for the six month periods ended June 30, 2021 and 2020 are included in “Cost of sales” and “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations and are as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2021	2020	2021	2020
Stock-based compensation expense - continuing and discontinued operations	$29.9	$12.7	$54.0	$16.2
Stock-based compensation expense recognized in discontinued operations	8.4	0.6	10.9	0.8
Stock-based compensation expense recognized in continuing operations	$21.5	$12.1	$43.1	$15.4
Stock-Based Compensation - Continuing Operations
In the six month period ended June 30, 2021, the $43.1 million of stock-based compensation expense included expense for equity awards granted under the 2013 and 2017 Plan of $42.9 million and an increase in the liability for stock appreciation rights (“SAR”) of $0.2 million. Of the $42.9 million of expense for equity awards granted under the 2013 Plan and 2017 Plan, $28.9 million related to the $150 million equity grant to nearly 16,000 employees worldwide made in the third quarter of 2020 (“All-Employee Equity Grant”).
As of June 30, 2021, there was $132.4 million of total unrecognized compensation expense related to outstanding stock options, restricted stock unit awards and performance stock unit awards.
Stock-Based Compensation - Discontinued Operations
In the six month period ended June 30, 2021, the $10.9 million of stock-based compensation expense included expense for modifications of equity awards of $3.8 million and expense for equity awards granted under the 2013 and 2017 Plan of $7.1 million. The modifications allowed for the vesting of the first tranche of the All-Employee Equity Grant awarded to HPS and SVT employees despite their termination due to the divestitures. Of the $7.1 million of expense for equity awards granted under the 2013 Plan and 2017 Plan, $5.4 million related to the All-Employee Equity Grant.
Stock Option Awards
Stock options are granted to employees with an exercise price equal to the fair value of the Company’s per share common stock on the date of grant. Stock option awards typically vest over four or five years and expire ten years from the date of grant.
A summary of the Company’s stock option (including SARs) activity for the six month period ended June 30, 2021 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Exercise Price (per share)
Stock options outstanding as of December 31, 2020	7,742	$18.47
Granted	758	45.58
Exercised or settled	(800)	16.83
Forfeited	(209)	30.57
Expired	(5)	9.07
Stock options outstanding as of June 30, 2021	7,486	21.06

Vested as of June 30, 2021	5,041	15.69

Table of Content
The following assumptions were used to estimate the fair value of options granted during the six month periods ended June 30, 2021 and 2020 using the Black-Scholes option-pricing model.

	For the Six Month Period Ended June 30,
Assumptions	2021	2020
Expected life of options (in years)	6.3	6.3
Risk-free interest rate	0.9% - 1.1%	0.4% - 1.5%
Assumed volatility	39.1% - 39.4%	24.6% - 41.1%
Expected dividend rate	0.0%	0.0%
Restricted Stock Unit Awards
Restricted stock units are granted to employees and non-employee directors based on the market price of the Company’s common stock on the grant date and recognized in compensation expense over the vesting period. A summary of the Company’s restricted stock unit activity for the six month period ended June 30, 2021 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2020	5,546	$33.09
Granted	326	45.58
Vested	(711)	30.30
Forfeited	(532)	34.15
Non-vested as of June 30, 2021	4,629	34.28
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
A summary of the Company’s performance stock unit activity for the six month period ended June 30, 2021 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2020	255	$29.72
Granted	158	55.84
Forfeited	(20)	36.36
Non-vested as of June 30, 2021	393	39.89

Table of Content
The following assumptions were used to estimate the fair value of performance share units granted during the six month periods ended June 30, 2021 and 2020 using the Monte Carlo simulation pricing model.

	For the Six Month Period Ended June 30,
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
The before tax income (loss) and related income tax effect are as follows.

	For the Three Month Period Ended June 30, 2021			For the Three Month Period Ended June 30, 2020
	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount
Foreign currency translation adjustments, net	$51.0	$(1.9)	$49.1	$41.9	$3.0	$44.9
Unrecognized gains on cash flow hedges, net	—	—	—	7.3	(1.8)	5.5
Pension and other postretirement benefit prior service cost and gain or loss, net	1.5	(0.2)	1.3	0.4	0.1	0.5
Other comprehensive income (loss)	$52.5	$(2.1)	$50.4	$49.6	$1.3	$50.9

	For the Six Month Period Ended June 30, 2021			For the Six Month Period Ended June 30, 2020
	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount
Foreign currency translation adjustments, net	$(56.2)	$5.5	$(50.7)	$(47.7)	$0.4	$(47.3)
Unrecognized gains on cash flow hedges, net	—	—	—	8.8	(2.1)	6.7
Pension and other postretirement benefit prior service cost and gain or loss, net	3.0	(0.5)	2.5	3.9	(0.5)	3.4
Other comprehensive income (loss)	$(53.2)	$5.0	$(48.2)	$(35.0)	$(2.2)	$(37.2)
The tables above include only the other comprehensive income (loss), net of tax, attributable to Ingersoll Rand Inc. Other comprehensive loss, net, attributable to noncontrolling interest holders was $1.2 million and $0.4 million for the three month periods ended June 30, 2021 and 2020, respectively, and $2.3 million and $4.4 million for the six month periods ended June 30, 2021 and 2020, respectively, and related entirely to foreign currency translation adjustments.

Table of Content
Changes in accumulated other comprehensive income (loss) by component for the six month periods ended June 30, 2021 and 2020 are presented in the following table(1).

	Foreign Currency Translation Adjustments, Net	Unrecognized Gains (Losses) on Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2020	$74.6	$—	$(60.4)	$14.2
Other comprehensive income (loss) before reclassifications	(50.7)	—	0.6	(50.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1.9	1.9
Other comprehensive income (loss)	(50.7)	—	2.5	(48.2)
Divestiture of foreign subsidiaries	(1.5)	—	—	(1.5)
Balance as of June 30, 2021	$22.4	$—	$(57.9)	$(35.5)

	Foreign Currency Translation Adjustments, Net	Unrecognized Gains (Losses) on Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2019	$(193.6)	$(10.9)	$(51.5)	$(256.0)
Other comprehensive income (loss) before reclassifications	(47.3)	(3.2)	2.3	(48.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	9.9	1.1	11.0
Other comprehensive income (loss)	(47.3)	6.7	3.4	(37.2)
Balance as of June 30, 2020	$(240.9)	$(4.2)	$(48.1)	$(293.2)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
Reclassifications out of accumulated other comprehensive income (loss) for the six month periods ended June 30, 2021 and 2020 are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the Six Month Period Ended June 30, 2021		Affected Line(s) in the Statement Where Net Income is Presented
	2021	2020
Loss on cash flow hedges (interest rate swaps)	$—	$13.2	Interest expense
Benefit for income taxes	—	(3.3)	Benefit for income taxes
Loss on cash flow hedges (interest rate swaps), net of tax	$—	$9.9

Amortization of defined benefit pension and other postretirement benefit items(1)	$2.6	$1.5	Cost of sales and Selling and administrative expenses
Benefit for income taxes	(0.7)	(0.4)	Benefit for income taxes
Amortization of defined benefit pension and other postretirement benefit items, net of tax	$1.9	$1.1

Total reclassifications for the period, net of tax	$1.9	$11.0
(1)These components are included in the computation of net periodic benefit cost. See Note 8 “Benefit Plans” for additional details.

Table of Content
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
Derivative Instruments
The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020.

June 30, 2021
Derivative Classification		Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$78.3	$0.4	$—	$—	$—
Foreign currency forwards	Fair Value	100.6	—	—	0.8	—

December 31, 2020
Derivative Classification		Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$230.5	$2.9	$—	$—	$—
Foreign currency forwards	Fair Value	51.2	—	—	0.7	—
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

Table of Content
Losses on derivatives designated as cash flow hedges included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2021 and 2020 are as presented in the table below.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2021	2020	2021	2020
Interest rate swap contracts
Loss recognized in AOCI on derivatives	$—	$(0.6)	$—	$(4.3)
Loss reclassified from AOCI into income (effective portion)(1)	—	(7.9)	—	(13.2)
(1)Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income were included within “Interest expense” in the Condensed Consolidated Statements of Operations.
As of June 30, 2021, the Company has no interest rate swap contracts. Our previous interest rate swap contracts expired during the third quarter of 2020 and the remaining amounts in AOCI were reclassified to Interest expense during the same period. The Company’s LIBOR-based variable rate borrowings outstanding as of June 30, 2021 were $3,188.2 million and €593.6 million.
The Company had seven foreign currency forward contracts outstanding as of June 30, 2021 with notional amounts ranging from $10.8 million to $48.4 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included within “Other operating expense, net” in the Condensed Consolidated Statements of Operations. The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty. It is the Company’s practice to recognize the gross amounts in the Condensed Consolidated Balance Sheets. The amount available to be netted is not material.
The Company’s gains (losses) on derivative instruments not designated as accounting hedges and total net foreign currency losses for the three and six month periods ended June 30, 2021 and 2020 were as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2021	2020	2021	2020
Foreign currency forward contracts gains (losses)	$0.7	$0.5	$(0.1)	$(2.1)
Total foreign currency transaction gains (losses), net	(3.4)	(4.9)	14.7	(6.9)
The Company has a significant investment in consolidated subsidiaries with functional currencies other than the USD, particularly the EUR. On August 17, 2017, the Company designated its €615.0 million Original Euro Term Loan as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies until it was extinguished and replaced on February 28, 2020 by a €601.2 million Euro Term Loan, further described in Note 9 “Debt”. As of June 30, 2021, the Euro Term Loan of €593.6 million remained designated.
The Company’s gains (losses), net of income tax, associated with changes in the value of debt for the three and six month periods ended June 30, 2021 and 2020 were as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2021	2020	2021	2020
Gain, net of income tax, recorded through other comprehensive income	$(5.7)	$(9.1)	$13.2	$0.9
The net balance of such gains (losses) included in accumulated other comprehensive income (loss) as of June 30, 2021 and 2020 was $43.9 million and $74.9 million, respectively.
For the periods presented, all cash flows associated with derivatives are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows.

Table of Content
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
The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards(1)	$—	$0.4	$—	$0.4
Trading securities held in deferred compensation plan(2)	11.2	—	—	11.2
Total	$11.2	$0.4	$—	$11.6
Financial Liabilities
Foreign currency forwards(1)	$—	$0.8	$—	$0.8
Deferred compensation plans(2)	25.1	—	—	25.1
Total	$25.1	$0.8	$—	$25.9

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards(1)	$—	$2.9	$—	$2.9
Trading securities held in deferred compensation plan(2)	9.1	—	—	9.1
Total	$9.1	$2.9	$—	$12.0
Financial Liabilities
Foreign currency forwards(1)	$—	$0.7	$—	$0.7
Deferred compensation plan(2)	25.7	—	—	25.7
Total	$25.7	$0.7	$—	$26.4
(1)Based on calculations that use readily observable market parameters at their basis, such as spot and forward rates.
(2)Based on the quoted price of publicly traded mutual funds and other equity securities which are classified as trading securities and accounted for using the mark-to-market method.

Table of Content
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

Table of Content
Disaggregation of Revenue
The following tables provide disaggregated revenue by reportable segment for the three month periods ended June 30, 2021 and 2020.

	For the Three Month Period Ended June 30, 2021
	Industrial Technologies and Services	Precision and Science Technologies	Total
Primary Geographic Markets
United States	$391.9	$103.1	$495.0
Other Americas	66.6	3.5	70.1
Total Americas	458.5	106.6	565.1
EMEIA	336.3	83.1	419.4
Asia Pacific	252.7	41.9	294.6
Total	$1,047.5	$231.6	$1,279.1
Product Categories
Original equipment	$623.7	$198.5	$822.2
Aftermarket	423.8	33.1	456.9
Total	$1,047.5	$231.6	$1,279.1
Pattern of Revenue Recognition
Revenue recognized at point in time(1)	$959.9	$231.0	$1,190.9
Revenue recognized over time(2)	87.6	0.6	88.2
Total	$1,047.5	$231.6	$1,279.1

	For the Three Month Period Ended June 30, 2020
	Industrial Technologies and Services	Precision and Science Technologies	Total
Primary Geographic Markets
United States	$289.8	$83.7	$373.5
Other Americas	70.5	9.9	80.4
Total Americas	360.3	93.6	453.9
EMEIA	247.1	63.7	310.8
Asia Pacific	222.2	38.5	260.7
Total	$829.6	$195.8	$1,025.4
Product Categories
Original equipment	$502.0	$169.1	$671.1
Aftermarket	327.6	26.7	354.3
Total	$829.6	$195.8	$1,025.4
Pattern of Revenue Recognition
Revenue recognized at point in time(1)	$750.1	$195.8	$945.9
Revenue recognized over time(2)	79.5	—	79.5
Total	$829.6	$195.8	$1,025.4
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

Table of Content
The following tables provide disaggregated revenue by reportable segment for the six month periods ended June 30, 2021 and 2020.

	For the Six Month Period Ended June 30, 2021
	Industrial Technologies and Services	Precision and Science Technologies	Total
Primary Geographic Markets
United States	$745.0	$201.2	$946.2
Other Americas	126.8	7.0	133.8
Total Americas	871.8	208.2	1,080.0
EMEIA	655.7	163.2	818.9
Asia Pacific	433.8	75.9	509.7
Total	$1,961.3	$447.3	$2,408.6
Product Categories
Original equipment	$1,152.4	$377.2	$1,529.6
Aftermarket	808.9	70.1	879.0
Total	$1,961.3	$447.3	$2,408.6
Pattern of Revenue Recognition
Revenue recognized at point in time(1)	$1,807.8	$445.8	$2,253.6
Revenue recognized over time(2)	153.5	1.5	155.0
Total	$1,961.3	$447.3	$2,408.6

	For the Six Month Period Ended June 30, 2020
	Industrial Technologies and Services	Precision and Science Technologies	Total
Primary Geographic Markets
United States	$466.9	$133.0	$599.9
Other Americas	115.8	14.8	130.6
Total Americas	582.7	147.8	730.5
EMEIA	447.7	104.6	552.3
Asia Pacific	303.2	56.2	359.4
Total	$1,333.6	$308.6	$1,642.2
Product Categories
Original equipment	$805.2	$268.1	$1,073.3
Aftermarket	528.4	40.5	568.9
Total	$1,333.6	$308.6	$1,642.2
Pattern of Revenue Recognition
Revenue recognized at point in time(1)	$1,209.6	$308.6	$1,518.2
Revenue recognized over time(2)	124.0	—	124.0
Total	$1,333.6	$308.6	$1,642.2
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
As of June 30, 2021, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $429.4 million in the next twelve months and $390.6 million in periods thereafter. The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time and service contracts with an original duration greater than one year.
Contract Balances
The following table provides the contract balances as of June 30, 2021 and December 31, 2020 presented in the Condensed Consolidated Balance Sheets.

	June 30, 2021	December 31, 2020
Accounts receivable, net	$935.8	$861.8
Contract assets	52.3	60.4
Contract liabilities	190.5	166.2
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
The allowance for credit losses for the three and six month periods ended June 30, 2021 consisted of the following.

	For the Three Month Period Ended June 30, 2021	For the Six Month Period Ended June 30, 2021
Balance at beginning of the period	$49.2	$50.9
Provision charged to expense	1.3	1.6
Write-offs, net of recoveries	(1.7)	(2.7)
Foreign currency translation and other	0.5	(0.5)
Balance at end of the period	$49.3	$49.3
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

Table of Content
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
Note 14. Income Taxes
The following table summarizes the Company’s provision for income taxes and effective income tax provision rate for the three and six month periods ended June 30, 2021 and 2020.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2021	2020	2021	2020
Income (loss) before income taxes	$151.5	$(73.5)	$252.2	$(181.7)
Provision for income taxes	$12.5	$78.4	$23.1	$11.5
Effective income tax provision rate	8.3%	(106.7%)	9.2%	(6.3%)
The decrease in the provision for income taxes and increase in the effective income tax provision rate for the three month period ended June 30, 2021 when compared to the same three month period of 2020 is primarily due to the benefits in 2021 associated with the final settlement on the merger transaction and a restructuring benefit recognized during the second quarter.
The increase in the provision for income taxes and increase in the effective income tax provision rate for the six month period ended June 30, 2021 when compared to the same six month period of 2020 is primarily due to an increase in the pretax book income in jurisdictions with higher effective tax rates combined with decreased earnings in jurisdictions with lower tax rates. This rate increase was mitigated by a reduction of unrecognized tax reserves as a result of the lapse of the limitation on statutes, a benefit associated with the final settlement on the merger transaction, and a restructuring benefit recognized during the second quarter.
Note 15. Other Operating Expense, Net
The components of “Other operating expense, net” for the three and six month periods ended June 30, 2021 and 2020 were as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2021	2020	2021	2020
Other Operating Expense, Net
Foreign currency transaction losses (gains), net	$3.4	$4.9	$(14.7)	$6.9
Restructuring charges, net(1)	6.8	29.4	9.2	67.4
Acquisition and other transaction related expenses(2)	15.3	12.8	23.6	67.8
Other, net	(0.4)	1.0	1.3	2.5
Total other operating expense, net	$25.1	$48.1	$19.4	$144.6
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
Asbestos and Silica Related Litigation
The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity. “Accrued liabilities” and “Other liabilities” of the Condensed Consolidated Balance Sheets include a total litigation reserve of $127.5 million and $131.4 million as of June 30, 2021 and December 31, 2020, respectively, with regards to potential liability arising from the Company’s asbestos-related litigation. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity.
The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $132.1 million and $132.1 million as of June 30, 2021 and December 31, 2020, respectively, which was included in “Other assets” in the Condensed Consolidated Balance Sheets. The amounts recorded by the Company for asbestos-related liabilities and insurance recoveries are based on currently available information and assumptions that the Company believes are reasonable based on an evaluation of relevant factors. The actual liabilities or insurance recoveries could be higher or lower than those recorded if actual results vary significantly from the assumptions.
Environmental Matters
The Company has been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under U.S. federal “Superfund” or similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. The Company has undiscounted accrued liabilities of $13.4 million and $13.7 million as of June 30, 2021 and December 31, 2020, respectively, on its Condensed Consolidated Balance Sheets to the extent costs are known or can be reasonably estimated for its remaining financial obligations in relation to environmental matters and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.
Note 17. Segment Results
A description of the Company’s two reportable segments is presented below. During the first quarter of 2021, the Company agreed to sell a majority interest in the business comprising its High Pressure Solutions segment. This sale was substantially completed on April 1, 2021. During the second quarter of 2021, the Company agreed to sell the business comprising its Specialty Vehicle Technologies segment. This sale was substantially completed on June 1, 2021. The HPS and SVT businesses are presented as a discontinued operation in current and prior periods and has been excluded from the segment information below unless otherwise noted. Refer to Note 2 “Discontinued Operations” for further discussion of the sale of majority interest in the High Pressure Solutions business and of the Specialty Vehicle Technologies business.
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

Table of Content
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
The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Income (Loss) from Continuing Operations Before Income Taxes for the three and six month periods ended June 30, 2021 and 2020.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2021	2020	2021	2020
Revenue
Industrial Technologies and Services	$1,047.5	$829.6	$1,961.3	$1,333.6
Precision and Science Technologies	231.6	195.8	447.3	308.6
Total Revenue	$1,279.1	$1,025.4	$2,408.6	$1,642.2
Segment Adjusted EBITDA
Industrial Technologies and Services	$258.6	$183.8	$470.1	$278.6
Precision and Science Technologies	71.1	59.3	138.3	92.2
Total Segment Adjusted EBITDA	$329.7	$243.1	$608.4	$370.8
Less items to reconcile Segment Adjusted EBITDA to Income (Loss) Before Income Taxes:
Corporate expenses not allocated to segments	$37.6	$25.6	$72.3	$41.1
Interest expense	22.7	30.8	45.8	57.9
Depreciation and amortization expense (a)	101.3	118.9	205.8	177.9
Restructuring and related business transformation costs (b)	6.7	31.0	9.4	69.6
Acquisition and other transaction related expenses and non-cash charges (c)	14.3	90.3	24.8	179.8
Stock-based compensation (d)	21.5	12.1	43.1	14.9
Foreign currency transaction losses (gains), net	3.4	4.9	(14.7)	6.9
Loss on extinguishment of debt (e)	—	—	—	2.0
Gain on settlement of post-acquisition contingencies (f)	(30.1)	—	(30.1)	—
Other adjustments (g)	0.8	3.0	(0.2)	2.4
Income (Loss) from Continuing Operations Before Income Taxes	151.5	(73.5)	252.2	(181.7)
Provision for income taxes	12.5	78.4	23.1	11.5
Loss on equity method investments	(0.7)	—	(0.7)	—
Income (Loss) from Continuing Operations	138.3	(151.9)	228.4	(193.2)
Income (loss) from discontinued operations, net of tax	96.3	(24.6)	(83.9)	(20.2)
Net Income (Loss)	$234.6	$(176.5)	$144.5	$(213.4)

Table of Content
a)Depreciation and amortization expense excludes $1.0 million and $0.4 million of depreciation of rental equipment for the three month periods ended June 30, 2021 and 2020, respectively, and excludes $2.0 million and $0.9 million for the six month periods ended June 30, 2021 and 2020, respectively.
b)Restructuring and related business transformation costs consist of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2021	2020	2021	2020
Restructuring charges	$6.8	$29.4	$9.2	$67.4
Facility reorganization, relocation and other costs	—	0.1	—	0.5
Other, net	(0.1)	1.5	0.2	1.7
Total restructuring and related business transformation costs	$6.7	$31.0	$9.4	$69.6
c)Represents costs associated with successful and/or abandoned acquisitions and divestitures, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs) and non-cash charges and credits arising from fair value purchase accounting adjustments.
d)Represents stock-based compensation expense recognized for the three and six month periods ended June 30, 2021 of $21.5 million and $43.1 million, respectively.
Represents stock-based compensation expense recognized for the three and six month periods ended June 30, 2020 of $12.1 million and $15.4 million, respectively, and decreased by $0.5 million for the six month period ended June 30, 2020, due to costs associated with employer taxes.
e)Represents a loss on extinguishment of a portion of the U.S. term loan and the amendment of the revolving credit facility.
f)Represents a gain on settlement of post-acquisition contingencies outside of the measurement period related to adjustments to the transaction price for retirement plan funding and net working capital.
g)Includes (i) effects of amortization of prior service costs and amortization of losses in pension and other postemployment (“OPEB”) expense, (ii) certain legal and compliance costs and (iii) other miscellaneous adjustments.
Note 18. Related Party Transactions
Affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) own 29,788,635 shares of common stock, or approximately 7% of the total outstanding common stock based on the number of shares outstanding as of June 30, 2021.
Affiliates of KKR participated as a lender in the Company’s Senior Secured Credit Facilities. As of June 30, 2021, KKR held a position in the Euro Term Loan of €38.2 million and a position in the Dollar Term Loan B of $39.5 million.
The Company incurred and paid underwriting fees of $0.8 million and $7.5 million in the three and six month periods ended June 30, 2020, respectively, to KKR Capital Markets LLC, an affiliate of KKR, for services rendered in connection with the term loan transactions.
Note 19. Earnings (Loss) Per Share
The number of weighted-average shares outstanding used in the computations of basic and diluted earnings (loss) per share are as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2021	2020	2021	2020
Average shares outstanding
Basic	419.9	417.0	419.5	347.2
Diluted	426.8	417.0	426.4	347.2
For the three and six month periods ended June 30, 2021, 0.8 million and 0.7 million, respectively, of anti-dilutive shares were not included in the computation of diluted earnings per share. For the three and six month period ended June 30, 2020, 3.8 million and 3.9 million, respectively, of potentially dilutive stock-based awards were not included in the computation of diluted loss per share as we incurred a net loss during the period.

Table of Content
Note 20. Subsequent Event
On July 30, 2021, the Company completed the acquisition of Maximus Solutions for cash consideration of approximately C$135.4 million Canadian dollars, subject to post-closing adjustments. Maximus Solutions is a provider of digital controls and Industrial Internet of Things (IIoT) production management systems for the agritech software and controls market. The initial accounting for the business combination, including the estimated fair value of assets and liabilities acquired, is incomplete as a result of the timing of the acquisition. The results of operations of the acquired business will be reported within the Precision and Science Technologies segment beginning in the third quarter of 2021.

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
Overview
Our Company
We are a leading global provider of mission-critical flow creation technologies and associated aftermarket parts, consumables and services, which we sell across multiple attractive end-markets. We manufacture one of the broadest and most complete ranges of compressor, pump, vacuum and blower products in our markets, which, when combined with our global geographic footprint and application expertise, allows us to provide differentiated product and service offerings to our customers. Our products are sold under a collection of premier, market-leading brands, including Ingersoll Rand, Gardner Denver, CompAir, Nash, Elmo Rietschle, Robuschi, Thomas, Milton Roy, ARO, Emco Wheaton and Runtech Systems, which we believe are globally recognized in their respective end-markets and known for product quality, reliability, efficiency and superior customer service.
Recent Developments
Sale of Majority Interest in HPS Business
On February 14, 2021, the Company entered into an agreement to sell a majority interest in its High Pressure Solutions (“HPS”) business to private equity firm American Industrial Partners. In exchange for its majority interest of 55%, the Company received cash of $278.3 million at closing and retains a 45% common equity interest in the newly-formed entity comprising the HPS business. This transaction substantially closed on April 1, 2021. The sale of the majority interest in the HPS business significantly reduces our direct exposure to the upstream oil and gas market.
The historical financial results of the HPS Segment are reflected in our unaudited condensed consolidated financial statements as discontinued operations. Refer to Note 2 “Discontinued Operations” to our unaudited condensed consolidated financial statements for additional discussion of the sale of the HPS segment.
Sale of Special Vehicle Technologies Segment
On April 9, 2021, the Company entered into an agreement to sell its Specialty Vehicle Technologies segment (“SVT” or “Club Car”) to private equity firm Platinum Equity Advisors, LLC for an aggregate purchase price of $1.68 billion. This transaction substantially closed on June 1, 2021.
The historical financial results of the SVT Segment are reflected in our unaudited condensed consolidated financial statements as discontinued operations. Refer to Note 2 “Discontinued Operations” to our unaudited condensed consolidated financial statements for additional discussion of the SVT divestiture.
Recent and Pending Acquisitions
On June 19, 2021, the Company entered into an agreement to acquire Seepex GmbH, a global leader in progressive cavity (positive displacement) pump technology, for €431.5 million. This transaction is expected to close in Q3 2021, subject to regulatory approvals and customary closing conditions.
On June 25, 2021, the Company entered into an agreement to acquire Maximus Solutions, a provider of digital controls and Industrial Internet of Things (IIoT) production management systems for the agritech software and controls market, for C$135.4 million. This transaction closed on July 30, 2021. Refer to Note 20 “Subsequent Event” to our unaudited condensed consolidated financial statements for additional discussion of this acquisition.

Table of Content
Our Segments
Effective upon the presentation of the HPS business as discontinued operations, the Company began operating with three reportable segments and effective upon the presentation of the SVT business as discontinued operations, the Company began operating with two reportable segments. As a result of these changes, information that the Company’s chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, beginning in the three month period ended June 30, 2021, we report utilizing the two reportable segments of Industrial Technologies and Services and Precision and Science Technologies. Our Chief Operating Decision Maker regularly reviews financial information to allocate resources and assess performance utilizing these reorganized segments. See Note 6 “Goodwill and Other Intangible Assets” for the allocation of goodwill to the remaining reportable segments. See Note 17 “Segment Results” for a description of the remaining reportable segments.
Industrial Technologies and Services
We design, manufacture, market and service a broad range of air and gas compression, vacuum and blower products, fluid transfer equipment, loading systems, power tools and lifting equipment, including associated aftermarket parts, consumables and services. We primarily sell under the Ingersoll Rand, Gardner Denver, CompAir, Elmo Rietschle, Robuschi, Nash, Emco Wheaton and Runtech Systems brands. Our customers deploy our products across a wide array of technologies and applications for use in diverse end-markets. Compressors are used to increase the pressure of air or gas, vacuum products are used to remove air or gas in order to reduce the pressure below atmospheric levels, and blower products are used to produce a high volume of air or gas at low pressure. Almost every manufacturing and industrial facility, and many service and process industry applications, use air compression, vacuum and blower products in a variety of process-critical applications such as the operation of pneumatic tools, pumps and motion control components, air and gas separation, vacuum packaging of food products and aeration of waste water, among others. Our liquid ring vacuum pumps and compressors are used in many power generation, mining, oil and gas refining and processing, chemical processing and general industrial applications including flare gas and vapor recovery, geothermal gas removal, vacuum de-aeration, water extraction in mining and paper and chlorine compression in petrochemical operations. Our engineered loading systems and fluid transfer equipment ensure the safe handling and transfer of crude oil, liquefied natural gas, compressed natural gas, chemicals, and bulk materials. Our power tools and lifting equipment portfolio includes electric and cordless fastening systems, pneumatic bolting tools, drilling and material removal tools, hoists, winches and ergonomic handling devices. Typical applications for these products include the precision fastening of bolted joints in the production, assembly and servicing of industrial machinery, on-highway and off-highway vehicles, aircraft, electronics and other equipment.
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

Table of Content
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
Expenses
Cost of Sales
Cost of sales includes the costs we incur, including purchased materials, labor and overhead related to manufactured products and aftermarket parts sold during a period. Depreciation related to manufacturing equipment and facilities is included in cost of sales. Purchased materials represent the majority of costs of sales, with steel, aluminum, copper and partially finished castings representing our most significant material inputs. Stock-based compensation expense for employees associated with the manufacture of products or delivery of services to customers is included in cost of sales. We have instituted a global sourcing strategy to take advantage of coordinated purchasing opportunities of key materials across our manufacturing plant locations.
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
Foreign Currency Fluctuations
A significant portion of our revenues, approximately 58% for the six month period ended June 30, 2021, was denominated in currencies other than the U.S. dollar. Because much of our manufacturing facilities and labor force costs are outside of the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.
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
•Specialty Vehicle Technologies segment – Ingersoll Rand Industrial’s Club Car golf, utility and consumer low-speed vehicles business formed the new “Specialty Vehicle Technologies” segment. On April 9, 2021, we entered into an agreement to sell the Specialty Vehicle Technologies segment. For additional information, see “―Recent Developments” above and refer to Note 2 “Discontinued Operations” for discussion on the sale of the Specialty Vehicle Technologies segment that closed on June 1, 2021.
•High Pressure Solutions segment – The upstream energy portion of the legacy Gardner Denver Energy segment was disaggregated to form the new “High Pressure Solutions” segment. For additional information, see “―Recent Developments” above and refer to Note 2 “Discontinued Operations” for discussion on the sale of the High Pressure Solutions segment that closed on April 1, 2021.
Ingersoll Rand Industrial is included in our results of operations beginning on the acquisition date (close of business February 29, 2020). Comparability between the six month periods ended June 30, 2021 and 2020 will be affected by two months of activity from Ingersoll Rand Industrial.
See Note 3 “Business Combinations” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further discussion of the acquisition of Ingersoll Rand Industrial.
Impact of Coronavirus (COVID-19)
We continue to assess and actively manage the impact of the ongoing COVID-19 pandemic on our global operations and also the operations of our suppliers and customers. Demand for our products was negatively impacted throughout the majority of 2020 as a result of the pandemic. Demand began to improve in the fourth quarter of 2020 and accelerated in the first half of 2021 as markets strengthened and gained greater visibility to vaccine roll-out strategies in various regions. Order rates in the first half of 2021 were particularly strong and we believe represents some deferred demand from 2020. In order to position ourselves to fulfill demand we continue to monitor the supply chain closely and are taking proactive steps to ensure continuity of supply. We are adhering to all state and country mandates and guidelines wherever we operate. Currently all our major manufacturing locations in the United States, United Kingdom, Germany, Italy, Brazil and China are operational. We have taken certain actions to reduce costs and preserve cash given the uncertain environment. The degree to which the pandemic will continue to impact our operations, and the operations of our customers and suppliers remains uncertain. See “The COVID-19 pandemic has adversely affected our business and results of operations, and could have a material and adverse effect on our business, results of operations and financial condition in the future” in Part I Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
For the three month period ended June 30, 2021, expense of $6.8 million was recognized within “Other operating expense, net” in the Condensed Consolidated Statements of Operations ($2.5 million for Industrial Technologies and Services, $(0.2) million for Precision and Science Technologies and $4.5 million for Corporate). For the six month period ended June 30, 2021, expense of $9.2 million was recognized within “Other operating expense, net” in the Condensed Consolidated Statements of Operations ($4.2 million for Industrial Technologies and Services, $0.1 million for Precision and Science Technologies and $4.9 million for Corporate). Through June 30, 2021, we recognized expense related to the 2020 Plan of $74.5 million, $7.0 million, and $10.9 million for Industrial Technologies and Services, Precision and Science Technologies, and Corporate, respectively.

Table of Content
Outlook
Industrial Technologies and Services Segment
The mission-critical nature of our products across manufacturing processes drives a demand environment and outlook that are correlated with global and regional industrial production, capacity utilization and long-term GDP growth. Economic conditions remain uncertain with regard to COVID-19, and its impact on end markets, however, recent order rates have begun to improve as markets strengthened and gained greater visibility to vaccine roll-out strategies in various regions. In the second quarter of 2021, we had $1,204.0 million of orders in our Industrial Technologies and Services segment, an increase of 52.8% over the second quarter of 2020.
Precision and Science Technologies Segment
During the COVID-19 pandemic, the Precision and Science Technologies segment has seen increased demand for our vacuum pump and compressor solutions used in respirator and ventilator applications. Demand of other products and services which had been negatively impacted in 2020 have begun to recover in 2021 as markets strengthened and gained greater visibility to vaccine roll-out strategies in various regions. In the second quarter of 2021, we had $255.2 million of orders in our Precision and Science Technologies segment, an increase of 26.8% over 2020.
How We Assess the Performance of Our Business
We manage operations through the two business segments described above. In addition to our consolidated GAAP financial measures, we review various non-GAAP financial measures, including Adjusted EBITDA, Adjusted Net Income and Free Cash Flow.
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

Table of Content
discussions concerning certain components of our Condensed Consolidated Statements of Operations. All intercompany accounts and transactions have been eliminated within the consolidated results.
The following table presents selected Consolidated Results of Operations of our business for the three and six month periods ended June 30, 2021 and 2020.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2021	2020	2021	2020
Condensed Consolidated Statement of Operations:
Revenues	$1,279.1	$1,025.4	$2,408.6	$1,642.2
Cost of sales	766.4	716.8	1,443.8	1,130.3
Gross profit	512.7	308.6	964.8	511.9
Selling and administrative expenses	267.2	209.1	519.5	348.5
Amortization of intangible assets	80.3	96.4	164.5	143.1
Other operating expense, net	25.1	48.1	19.4	144.6
Operating income (loss)	140.1	(45.0)	261.4	(124.3)
Interest expense	22.7	30.8	45.8	57.9
Loss on extinguishment of debt	—	—	—	2.0
Other income, net	(34.1)	(2.3)	(36.6)	(2.5)
Income (loss) before income taxes	151.5	(73.5)	252.2	(181.7)
Provision for income taxes	12.5	78.4	23.1	11.5
Loss on equity method investments	(0.7)	—	(0.7)	—
Income (Loss) from Continuing Operations	138.3	(151.9)	228.4	(193.2)
Income (loss) from discontinued operations, net of tax	96.3	(24.6)	(83.9)	(20.2)
Net income (loss)	234.6	(176.5)	144.5	(213.4)
Less: Net income attributable to noncontrolling interests	0.7	1.1	1.0	1.0
Net income (loss) attributable to Ingersoll Rand Inc.	$233.9	$(177.6)	$143.5	$(214.4)

Percentage of Revenues:
Gross profit	40.1%	30.1%	40.1%	31.2%
Selling and administrative expenses	20.9%	20.4%	21.6%	21.2%
Operating income (loss)	11.0%	(4.4)%	10.9%	(7.6)%
Income (loss) from continuing operations	10.8%	(14.8)%	9.5%	(11.8)%
Adjusted EBITDA	22.8%	21.2%	22.3%	20.1%

Other Financial Data:
Adjusted EBITDA (1)	$292.1	$217.5	$536.1	329.7
Adjusted Net Income (1)	194.8	123.3	362.8	177.8
Cash flows - operating activities	147.3	198.8	234.8	196.3
Cash flows - investing activities	(25.0)	(14.3)	(232.2)	20.0
Cash flows - financing activities	(2.3)	378.8	(10.1)	336.9
Free Cash Flow (1)	135.7	183.2	208.9	173.6
(1)See the “Non-GAAP Financial Measures” section for a reconciliation to comparable GAAP measure.
Revenues
Revenues for the three month period ended June 30, 2021 were $1,279.1 million, an increase of $253.7 million, or 24.7%, compared to $1,025.4 million for the same three month period in 2020. The increase in revenues was primarily due to higher

Table of Content
organic volumes of $132.0 million, favorable impact of foreign currencies of $62.9 million and higher pricing of $31.7 million. Organic volume growth included the adverse impact of COVID-19 in the three month period ended June 30, 2020. The percentage of consolidated revenues derived from aftermarket parts and services was 35.7% in the three month period ended June 30, 2021 compared to 34.6% in the same three month period in 2020.
Revenues for the six month period ended June 30, 2021 were $2,408.6 million, an increase of $766.4 million, or 46.7%, compared to $1,642.2 million for the same six month period in 2020. The increase in revenues was primarily due to acquisitions of $448.3 million, higher organic volumes of $179.7 million, favorable impact of foreign currencies of $92.4 million and higher pricing of $46.0 million. Organic volume growth included the adverse impact of COVID-19 in the six month period ended June 30, 2020. The percentage of consolidated revenues derived from aftermarket parts and services was 36.5% in the six month period ended June 30, 2021 compared to 34.6% in the same six month period in 2020.
Gross Profit
Gross profit for the three month period ended June 30, 2021 was $512.7 million, an increase of $204.1 million, or 66.1%, compared to $308.6 million for the same three month period in 2020, and as a percentage of revenues was 40.1% for the three month period ended June 30, 2021 and 30.1% for the same three month period in 2020. The increase in gross profit is primarily due to higher organic volumes discussed above. The increase in gross profit as a percentage of revenues is due to the runoff of the fair valuation adjustments related to purchase price allocation from inventory into cost of sales in the 2020 period that did not recur in the 2021 period.
Gross profit for the six month period ended June 30, 2021 was $964.8 million, an increase of $452.9 million, or 88.5%, compared to $511.9 million for the same six month period in 2020, and as a percentage of revenues was 40.1% for the six month period ended June 30, 2021 and 31.2% for the same six month period in 2020. The increase in gross profit is primarily due to acquisitions, including Ingersoll Rand Industrial, and the runoff of the fair valuation adjustments related to purchase price allocation from inventory into cost of sales in the 2020 period that did not recur in the 2021 period. The increase in gross profit as a percentage of revenues is primarily due to the runoff of the fair valuation adjustments related to purchase price allocation from inventory into cost of sales in the 2020 period that did not recur in the 2021 period.
Selling and Administrative Expenses
Selling and administrative expenses were $267.2 million for the three month period ended June 30, 2021, an increase of $58.1 million, or 27.8%, compared to $209.1 million for the same three month period in 2020. Selling and administrative expenses as a percentage of revenues increased to 20.9% for the three month period ended June 30, 2021 from 20.4% in the same three month period in 2020. The increase in selling and administrative expenses is primarily due to increased incentive compensation.
Selling and administrative expenses were $519.5 million for the six month period ended June 30, 2021, an increase of $171.0 million, or 49.1%, compared to $348.5 million for the same six month period in 2020. Selling and administrative expenses as a percentage of revenues increased to 21.6% for the six month period ended June 30, 2021 from 21.2% in the same six month period in 2020. The increase in selling and administrative expenses is primarily due to acquisitions, including Ingersoll Rand Industrial and increased incentive compensation.
Amortization of Intangible Assets
Amortization of intangible assets was $80.3 million for the three month period ended June 30, 2021, a decrease of $16.1 million, compared to $96.4 million in the same three month period in 2020. The decrease was primarily due to certain intangible assets, primarily backlog, related to the acquisition of Ingersoll Rand Industrial becoming fully amortized during the period.
Amortization of intangible assets was $164.5 million for the six month period ended June 30, 2021, an increase of $21.4 million, compared to $143.1 million in the same six month period in 2020. The increase was primarily due to the amortization of intangible assets related to the acquisition of Ingersoll Rand Industrial, partially offset by certain intangible assets, primarily backlog, also related to the acquisition of Ingersoll Rand Industrial becoming fully amortized during the period.
Other Operating Expense, Net
Other operating expense, net was $25.1 million for the three month period ended June 30, 2021, a decrease of $23.0 million, compared to $48.1 million in the same three month period in 2020. The decrease was primarily due to lower restructuring charges

Table of Content
of $22.6 million and lower foreign currency transaction losses, net of $1.5 million, partially offset by higher acquisition and other transaction related expenses and non-cash charges of $2.5 million.
Other operating expense, net was $19.4 million for the six month period ended June 30, 2021, a decrease of $125.2 million, compared to $144.6 million in the same six month period in 2020. The decrease was primarily due to lower restructuring charges of $58.2 million, lower acquisition and other transaction related expenses and non-cash charges of $44.2 million, and higher foreign currency transaction gains, net of $21.6 million.
Interest Expense
Interest expense was $22.7 million for the three month period ended June 30, 2021, a decrease of $8.1 million, compared to $30.8 million in the same three month period in 2020. The decrease was primarily due to a decrease in the weighted-average interest rate. The weighted average interest rate was approximately 2.0% for the three month period ended June 30, 2021 and 3.4% in the same period in 2020.
Interest expense was $45.8 million for the six month period ended June 30, 2021, a decrease of $12.1 million, compared to $57.9 million in the same six month period in 2020. The decrease was primarily due to the weighted average interest rate decreasing to approximately 2.0% for the six month period ended June 30, 2021 when compared to 4.2% in the same period in 2020.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $2.0 million for the six month period ended June 30, 2020, which was related to the refinancing of the Original Dollar Term Loan and the Original Euro Term Loan.
Other Income, Net
Other income, net was $34.1 million and $2.3 million in the three month periods ended June 30, 2021 and 2020, respectively. The increase was primarily due to a gain on post close settlements.
Other income, net was $36.6 million and $2.5 million in the six month periods ended June 30, 2021 and 2020, respectively. The increase was primarily due to a gain on post close settlements.
Provision for Income Taxes
The provision for income taxes was $12.5 million resulting in a 8.3% effective income tax provision rate for the three month period ended June 30, 2021, compared to a provision for income taxes of $78.4 million resulting in a (106.7)% effective income tax provision rate in the same three month period in 2020. The decrease in the tax provision for the three month period ended June 30, 2021 is primarily due to the benefits in 2021 associated with the final settlement on the merger transaction and a restructuring benefit recognized during this quarter.
The provision for income taxes was $23.1 million resulting in a 9.2% effective income tax provision rate for the six month period ended June 30, 2021, compared to a provision for income taxes of $11.5 million resulting in a (6.3)% effective income tax provision rate in the same six month period in 2020. The increase in the tax provision for the six month period ended June 30, 2021 is primarily due to an increase in the pretax book income in jurisdictions with higher effective tax rates combined with decreased earnings in jurisdictions with lower tax rates. This rate increase was mitigated by a reduction of unrecognized tax reserves as a result of the lapse of the limitation on statues, a benefit associated with the final settlement on the merger transaction, and a restructuring benefit recognized during this quarter.
Net Income (Loss)
Net income was $234.6 million for the three month period ended June 30, 2021 compared to net loss of $176.5 million in the same three month period in 2020. The increase in net income was primarily due to the gain on sale (see “―Results of Discontinued Operations” below), higher gross profit on increased revenues, increased other income, net, decreased other

Table of Content
operating expenses, net, lower amortization of intangible assets, and lower interest expense, partially offset by higher selling and administrative expenses.
Net income was $144.5 million for the six month period ended June 30, 2021 compared to net loss of $213.4 million in the same six month period in 2020. The change in net income (loss) was primarily due to higher gross profit on increased revenues, the gain on sale (see “―Results of Discontinued Operations” below), decreased other operating expenses, net, increased other income, net, and lower interest expense, partially offset by higher selling and administrative expenses and higher amortization.
Adjusted EBITDA
Adjusted EBITDA increased $74.6 million to $292.1 million for the three month period ended June 30, 2021 compared to $217.5 million in the same three month period in 2020. Adjusted EBITDA as a percentage of revenues increased 160 basis points to 22.8% for the three month period ended June 30, 2021 from 21.2% for the same three month period in 2020. The increase in Adjusted EBITDA was primarily due to higher organic sales volume of $50.7 million, higher pricing of $31.7 million and favorable impact of foreign currencies of $16.4 million, partially offset by higher selling and administrative expenses of $41.8 million. The increase in Adjusted EBITDA as a percentage of revenues is primarily attributable to productivity related actions implemented subsequent to the acquisition of Ingersoll Rand Industrial including procurement initiatives, Innovate 2 Value (“I2V”) initiatives and structural selling and administrative cost actions.
Adjusted EBITDA increased $206.4 million to $536.1 million for the six month period ended June 30, 2021 compared to $329.7 million in the same six month period in 2020. Adjusted EBITDA as a percentage of revenues increased 220 basis points to 22.3% for the six month period ended June 30, 2021 from 20.1% for the same six month period in 2020. The increase in Adjusted EBITDA was primarily due to acquisitions, including Ingersoll Rand Industrial, of $105.7 million, higher organic sales volume of $69.8 million, higher pricing of $46.0 million and favorable impact of foreign currencies of $23.9 million, partially offset by higher selling and administrative expenses of $51.8 million. The increase in Adjusted EBITDA as a percentage of revenues is primarily attributable to productivity related actions implemented subsequent to the acquisition of Ingersoll Rand Industrial including procurement initiatives, I2V initiatives and structural selling and administrative cost actions.
Adjusted Net Income
Adjusted Net Income increased $71.5 million to $194.8 million for the three month period ended June 30, 2021 compared to $123.3 million in the same three month period in 2020. The increase was primarily due to increased Adjusted EBITDA and lower interest expense , partially offset by an increased income tax provision, as adjusted.
Adjusted Net Income increased $185.0 million to $362.8 million for the six month period ended June 30, 2021 compared to $177.8 million in the same six month period in 2020. The increase was primarily due to increased Adjusted EBITDA and lower interest expense, partially offset by an increased income tax provision, as adjusted.

Table of Content
Non-GAAP Financial Measures
Set forth below are the reconciliations of Net Income (Loss) to Adjusted EBITDA and Adjusted Net Income and Cash Flows from Operating Activities to Free Cash Flow.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2021	2020	2021	2020
Net Income (Loss)	$234.6	$(176.5)	$144.5	$(213.4)
Less: Income (loss) from discontinued operations	258.5	(7.2)	80.7	5.3
Less: Income tax provision from discontinued operations	(162.2)	(17.4)	(164.6)	(25.5)
Income (loss) from continuing operations, net of tax	138.3	(151.9)	228.4	(193.2)
Plus:
Interest expense	22.7	30.8	45.8	57.9
Provision for income taxes	12.5	78.4	23.1	11.5
Depreciation expense (a)	21.0	22.5	41.3	34.8
Amortization expense (b)	80.3	96.4	164.5	143.1
Restructuring and related business transformation costs (c)	6.7	31.0	9.4	69.6
Acquisition related expenses and non-cash charges (d)	14.3	90.3	24.8	179.8
Stock-based compensation (e)	21.5	12.1	43.1	14.9
Foreign currency transaction losses (gains), net	3.4	4.9	(14.7)	6.9
Loss on equity method investments	0.7	—	0.7	—
Loss on extinguishment of debt (f)	—	—	—	2.0
Gain on settlement of post-acquisition contingencies (g)	(30.1)	—	(30.1)	—
Other adjustments (h)	0.8	3.0	(0.2)	2.4
Adjusted EBITDA	$292.1	$217.5	$536.1	$329.7
Minus:
Interest expense	$22.7	$30.8	$45.8	$57.9
Income tax provision, as adjusted (i)	49.6	38.5	77.6	56.1
Depreciation expense	21.0	22.5	41.3	34.8
Amortization of non-acquisition related intangible assets	4.0	2.4	8.6	3.1
Adjusted Income from Continuing Operations, Net of Tax	$194.8	$123.3	$362.8	$177.8
Free Cash Flow from Continuing Operations:
Cash flows - operating activities	$147.3	$198.8	$234.8	$196.3
Minus:
Capital expenditures	11.6	15.6	25.9	22.7
Free Cash Flow from Continuing Operations	$135.7	$183.2	$208.9	$173.6
(a)Depreciation expense excludes $1.0 million and $0.4 million of depreciation of rental equipment for the three month periods ended June 30, 2021 and 2020, respectively, and excludes $2.0 million and $0.9 million for the six month periods ended June 30, 2021 and 2020.
(b)Represents $76.3 million and $94.0 million of amortization of intangible assets arising from the acquisition of Ingersoll Rand Industrial and other acquisitions (customer relationships, technology, tradenames and backlog) and $4.0 million and $2.4 million of amortization of non-acquisition related intangible assets, in each case for the three month periods ended June 30, 2021 and 2020, respectively.
Represents $155.9 million and $140.0 million of amortization of intangible assets arising from the acquisition of Ingersoll Rand Industrial and other acquisitions (customer relationships, technology, tradenames and backlog) and $8.6 million and $3.1 million of amortization of non-acquisition related intangible assets, in each case for the six month periods ended June 30, 2021 and 2020, respectively.

Table of Content
(c)Restructuring and related business transformation costs consisted of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2021	2020	2021	2020
Restructuring charges	$6.8	$29.4	$9.2	$67.4
Facility reorganization, relocation and other costs	—	0.1	—	0.5
Other, net	(0.1)	1.5	0.2	1.7
Total restructuring and related business transformation costs	$6.7	$31.0	$9.4	$69.6
(d)Represents costs associated with successful and/or abandoned acquisitions and divestitures, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs), and non-cash charges and credits arising from fair value purchase accounting adjustments.
(e)Represents stock-based compensation expense recognized for the three and six month periods ended June 30, 2021 of $21.5 million and $43.1 million.
Represents stock-based compensation expense recognized for the three and six month periods ended June 30, 2020 of $12.1 million and $15.4 million, decreased by $0.5 million for the six month period ended June 30, 2020 due to costs associated with employer taxes.
(f)Represents losses on extinguishment of a portion of the U.S. term loan and the amendment of the revolving credit facility.
(g)Represents a gain on settlement of post-acquisition contingencies outside of the measurement period related to adjustments to the transaction price for retirement plan funding and net working capital.
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
The income tax provision, as adjusted for each of the periods presented below consisted of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2021	2020	2021	2020
Provision for income taxes	$12.5	$78.4	$23.1	$11.5
Tax impact of pre-tax income adjustments	36.4	(39.5)	44.6	48.6
Discrete tax items	0.7	(0.4)	9.9	(4.0)
Income tax provision, as adjusted	$49.6	$38.5	$77.6	$56.1
Segment Results
We classify our business into two segments: Industrial Technologies and Services and Precision and Science Technologies. Our Corporate operations are not discussed separately as any results that had a significant impact on operating results are included in the “Results of Operations” discussion above. We recast certain prior period amounts to conform to the way we are internally managed and how we monitor segment performance during the current fiscal year.
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
Segment Results for the Three and Six Month Periods Ended June 30, 2021 and 2020
The following tables display Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments.

Table of Content
Industrial Technologies and Services Segment Results

	For the Three Month Period Ended June 30,		Percent Change
	2021	2020	2021 vs. 2020
Segment Revenues	$1,047.5	$829.6	26.3%
Segment Adjusted EBITDA	$258.6	$183.8	40.7%
Segment Margin	24.7%	22.2%	250	bps
Segment Revenues for the three month period ended June 30, 2021 were $1,047.5 million, an increase of $217.9 million, or 26.3%, compared to $829.6 million in the same three month period in 2020. The increase in Segment Revenues was due to higher organic volumes of $112.5 million or 13.6%, favorable impact of foreign currencies of $52.6 million or 6.3%, higher pricing of $28.1 million or 3.4%, and acquisitions of $24.7 million or 3.0%. Organic volume growth included the adverse impact of COVID-19 in the three month period ended June 30, 2020. The percentage of Segment Revenues derived from aftermarket parts and service was 40.5% in the three month period ended June 30, 2021 compared to 39.5% in the same three month period in 2020.
Segment Adjusted EBITDA for the three month period ended June 30, 2021 was $258.6 million, an increase of $74.8 million, or 40.7%, from $183.8 million in the same three month period in 2020. Segment Adjusted EBITDA Margin increased 250 basis points to 24.7% from 22.2% in 2020. The increase in Segment Adjusted EBITDA was primarily due to higher organic sales volume of $41.8 million or 22.7%, higher pricing of $28.1 million or 15.3%, favorable impact of foreign currencies of $13.8 million or 7.5%, productivity related procurement and I2V initiatives of $12.3 million or 6.7%, and acquisitions of $7.7 million or 4.2%, partially offset by higher selling and administrative costs of $25.5 million or 13.9%.

	For the Six Month Period Ended June 30,		Percent Change
	2021	2020	2021 vs. 2020
Segment Revenues	$1,961.3	$1,333.6	47.1%
Segment Adjusted EBITDA	$470.1	$278.6	68.7%
Segment Margin	24.0%	20.9%	310	bps
Segment Revenues for the six month period ended June 30, 2021 were $1,961.3 million, an increase of $627.7 million, or 47.1%, compared to $1,333.6 in the same six month period in 2020. The increase in Segment Revenues was primarily due to acquisitions, including of Ingersoll Rand Industrial, of $361.8 million or 27.1%, higher organic volume of $148.2 million or 11.1%, favorable impact of foreign currencies of $77.0 million or 5.8% and higher pricing of $40.7 million or 3.1%. Organic volume growth includeded the adverse impact of COVID-19 in the six month period ended June 30, 2020. The percentage of Segment Revenues derived from aftermarket parts and service was 41.2% in the six month period ended June 30, 2021 compared to 39.6% in the same six month period in 2020.
Segment Adjusted EBITDA for the six month period ended June 30, 2021 was $470.1 million, an increase of $191.5 million, or 68.7%, from $278.6 million in the same six month period in 2020. Segment Adjusted EBITDA Margin increased 310 bps to 24.0% from 20.9% in 2020. The increase in Segment Adjusted EBITDA was primarily due to acquisitions, including Ingersoll Rand Industrial, of $82.7 million or 29.7%, higher organic sales volumes of $55.6 million or 20.0%, higher pricing of $40.7 million or 14.6%, favorable impact of foreign currencies of $20.0 million or 7.2%, and productivity related procurement and I2V initiatives of $18.9 million or 6.8%, partially offset by higher selling and administrative costs of $22.7 million or 8.1%.
Precision and Science Technologies Segment Results

	For the Three Month Period Ended June 30,		Percent Change
	2021	2020	2021 vs. 2020
Segment Revenues	$231.6	$195.8	18.3%
Segment Adjusted EBITDA	$71.1	$59.3	19.9%
Segment Margin	30.7%	30.3%	40	bps

Table of Content
Segment Revenues for the three month period ended June 30, 2021 were $231.6 million, an increase of $35.8 million, or 18.3%, compared to $195.8 million in the same three month period in 2020. The increase in Segment Revenues was primarily due to higher organic volume of $19.5 million or 10.0%, favorable impact of foreign currencies of $10.3 million or 5.3%, higher pricing of $3.6 million or 1.8%, and acquisitions of $2.4 million or 1.2%. Organic volume growth included the adverse impact of COVID-19 in the three month period ended June 30, 2020. The percentage of Segment Revenues derived from aftermarket parts and service was 14.3% in the three month period ended June 30, 2021 compared to 13.6% in the same three month period in 2020.
Segment Adjusted EBITDA for the three month period ended June 30, 2021 was $71.1 million, an increase of $11.8 million, or 19.9%, from $59.3 million in the same three month period in 2020. Segment Adjusted EBITDA Margin increased 40 basis points to 30.7% from 30.3% in 2020. The increase in Segment Adjusted EBITDA was primarily due to higher organic sales volume of $8.9 million or 15.0%, favorable impact of foreign currencies of $3.6 million or 6.1%, higher pricing of $3.6 million or 6.1%, and acquisitions of $0.6 million or 1.0%, partially offset by higher selling and administrative costs of $2.6 million or 4.4%.

	For the Six Month Period Ended June 30,		Percent Change
	2021	2020	2021 vs. 2020
Segment Revenues	$447.3	$308.6	44.9%
Segment Adjusted EBITDA	$138.3	$92.2	50.0%
Segment Margin	30.9%	29.9%	100	bps
Segment Revenues for the six month period ended June 30, 2021 were $447.3 million, an increase of $138.7 million, or 44.9%, compared to $308.6 million in the same six month period in 2020. The increase in Segment Revenues was primarily due to acquisitions, including Ingersoll Rand Industrial, of $86.5 million or 28.0%, higher organic volume of $31.5 million or 10.2%, favorable impact of foreign currencies of $15.4 million or 5.0% and higher pricing of $5.3 million or 1.7%. Organic volume growth included the adverse impact of COVID-19 in the six month period ended June 30, 2020. The percentage of Segment Revenues derived from aftermarket parts and service was 15.7% in the six month period ended June 30, 2021 compared to 13.1% in the same six month period in 2020.
Segment Adjusted EBITDA for the six month period ended June 30, 2021 was $138.3 million, an increase of $46.1 million, or 50.0%, from $92.2 million in the same six month period in 2020. Segment Adjusted EBITDA Margin increased 100 bps to 30.9% from 29.9% in 2020. The increase in Segment Adjusted EBITDA was primarily due to acquisitions, including Ingersoll Rand Industrial, of $25.0 million or 27.1%, higher organic sales volume of $14.2 million or 15.4%, favorable impact of foreign currencies of $5.5 million or 6.0% and higher pricing of $5.3 million or 5.7%, partially offset by higher selling and administrative costs of $2.1 million or 2.3%.

Table of Content
Results of Discontinued Operations
Results of Discontinued Operations - SVT
The following table presents selected Consolidated Results of Operations of our business for the three and six month periods ended June 30, 2021 and 2020.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2021	2020	2021	2020
Revenues	$184.0	$217.5	$424.3	$304.2
Cost of sales	137.9	166.4	314.9	238.7
Gross profit	46.1	51.1	109.4	65.5
Selling and administrative expenses	16.9	18.2	35.3	26.0
Amortization of intangible assets	0.9	12.3	10.4	14.9
Gain on sale	(256.7)	—	(256.7)	—
Other operating expense, net	9.2	(0.1)	16.2	0.7
Income before income taxes	275.8	20.7	304.2	23.9
Provision for income taxes	162.8	29.2	169.7	30.0
Income (Loss) from Continuing Operations	$113.0	$(8.5)	$134.5	$(6.1)
Revenues
Revenues for the three month period ended June 30, 2021 were $184.0 million, a decrease of $33.5 million, or 15.4%, compared to $217.5 million in the same three month period in 2020. The decrease in revenues from discontinued operations was primarily due to the sale being substantially completed on June 1, 2021.
Revenues for the six month period ended June 30, 2021 were $424.3 million, an increase of $120.1 million, or 39.5%, compared to $304.2 million in the same six month period in 2020. The increase in revenues from discontinued operations was primarily due to five months of activity for the six month period ended June 30, 2021 compared to four months in the same six month period in 2020.
Gross Profit
Gross profit for the three month period ended June 30, 2021 was $46.1 million, a decrease of $5.0 million, or 9.8%, compared to $51.1 million for the same three month period in 2020, and as a percentage of revenues was 25.1% for the three month period ended June 30, 2021 and 23.5% for the same three month period in 2020. The decrease in gross profit is primarily due to the sale being substantially completed on June 1, 2021 described above.
Gross profit for the six month period ended June 30, 2021 was $109.4 million, an increase of $43.9 million, or 67.0%, compared to $65.5 million for the same six month period in 2020, and as a percentage of revenues was 25.8% for the six month period ended June 30, 2021 and 21.5% for the same six month period in 2020. The increase in gross profit is primarily due to five months of activity for the six month period ended June 30, 2021 compared to four months in the same six month period in 2020 described above.
Gain on Sale
Gain on sale for the three and six month periods ended June 30, 2021 of $256.7 million and was due to the purchase price exceeding the carrying value of the SVT business.
Other Operating Expense (Income), Net
Other operating expense (income), net was $9.2 million for the three month period ended June 30, 2021, an increase of $9.3 million, compared to $(0.1) million in the same three month period in 2020. The increase was primarily due to higher separation related expenses and non-cash charges of $9.2 million.

Table of Content
Other operating expense, net was $16.2 million for the six month period ended June 30, 2021, an increase of $15.5 million, compared to $0.7 million in the same six month period in 2020. The increase was primarily due to higher separation related expenses and non-cash charges of $16.2 million, partially offset by lower restructuring charges of $0.7 million.
Provision (Benefit) for Income Taxes
The provision for income taxes was $162.8 million resulting in a 59.0% effective income tax rate for the three month period ended June 30, 2021, compared to a provision for income taxes of $29.2 million resulting in a 141.1% effective income tax rate in the same three month period in 2020. The increase in the tax provision for the three month period ended June 30, 2021 is primarily due to one-time discrete items associated with the sale of the SVT business.
The provision for income taxes was $169.7 million resulting in a 55.8% effective income tax rate for the six month period ended June 30, 2021, compared to a provision for income taxes of $30.0 million resulting in a 125.5% effective income tax rate in the same six month period in 2020. The increase in the tax provision for the six month period ended June 30, 2021 is primarily due to one-time discrete items associated with the sale of the SVT business.
Results of Discontinued Operations - HPS
The following table presents selected Consolidated Results of Operations of our business for the three and six month periods ended June 30, 2021 and 2020.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2021	2020	2021	2020
Revenues	$3.0	$21.5	$65.4	$117.9
Cost of sales	3.9	21.2	54.4	90.8
Gross profit	(0.9)	0.3	11.0	27.1
Selling and administrative expenses	0.6	20.4	4.9	28.6
Amortization of intangible assets	—	5.9	2.4	11.8
Loss on sale	8.4	—	211.7	—
Other operating expense, net	7.4	1.9	15.5	5.3
Loss before income taxes	(17.3)	(27.9)	(223.5)	(18.6)
Benefit for income taxes	(0.6)	(11.8)	(5.1)	(4.5)
Income (Loss) from Continuing Operations	$(16.7)	$(16.1)	$(218.4)	$(14.1)
Revenues
Revenues for the three month period ended June 30, 2021 were $3.0 million, a decrease of $18.5 million, or 86.0%, compared to $21.5 million in the same three month period in 2020. The decrease in revenues from discontinued operations was primarily due to the sale of substantially all of the HPS business on April 1, 2021.
Revenues for the six month period ended June 30, 2021 were $65.4 million, a decrease of $52.5 million, or 44.5%, compared to $117.9 million in the same six month period in 2020. The decrease in revenues from discontinued operations was primarily due to three months of activity for the six month period ended June 30, 2021 compared to six months in the same six month period in 2020.
Gross Profit
Gross profit for the three month period ended June 30, 2021 was $(0.9) million, a decrease of $1.2 million, or 400.0%, compared to $0.3 million for the same three month period in 2020, and as a percentage of revenues was (30.0)% for the three month period ended June 30, 2021 and 1.4% for the same three month period in 2020. The decrease in gross profit is primarily due to the revenue decline described above.
Gross profit for the six month period ended June 30, 2021 was $11.0 million, a decrease of $16.1 million, or 59.4%, compared to $27.1 million for the same six month period in 2020, and as a percentage of revenues was 16.8% for the six month period ended

Table of Content
June 30, 2021 and 23.0% for the same six month period in 2020. The decrease in gross profit is primarily due to the revenue decline described above.
Loss on Sale
Loss on sale for the three month period ended June 30, 2021 of $8.4 million was a charge taken to reduce the carrying value of the HPS business to the estimated fair value of the net proceeds and residual equity interest from the transaction.
Loss on sale for the six month period ended June 30, 2021 of $211.7 million was a charge taken to reduce the carrying value of the HPS business to the estimated fair value of the net proceeds and residual equity interest from the transaction.
Other Operating Expense, Net
Other operating expense, net was $7.4 million for the three month period ended June 30, 2021, an increase of $5.5 million, compared to $1.9 million in the same three month period in 2020. The increase was primarily due to expenses incurred in connection with the separation of $7.0 million, partially offset by lower restructuring charges of $1.0 million.
Other operating expense, net was $15.5 million for the six month period ended June 30, 2021, an increase of $10.2 million, compared to $5.3 million in the same six month period in 2020. The increase was primarily due to expenses incurred in connection with the separation of $13.8 million, partially offset by lower restructuring charges of $3.5 million.
Provision (Benefit) for Income Taxes
The benefit for income taxes was $0.6 million resulting in a 3.5% effective income tax rate for the three month period ended June 30, 2021, compared to a benefit for income taxes of $11.8 million resulting in a 42.3% effective income tax rate in the same three month period in 2020. The increase in the tax provision for the three month period ended June 30, 2021 is primarily due to one-time discrete items associated with the sale of the HPS business.
The benefit for income taxes was $5.1 million resulting in a 2.3% effective income tax rate for the six month period ended June 30, 2021, compared to a benefit for income taxes of $4.5 million resulting in a 24.2% effective income tax rate in the same six month period in 2020. The decrease in the tax provision for the six month period ended June 30, 2021 is primarily due to one-time discrete items associated with the sale of the HPS business.
Liquidity and Capital Resources
Our investment resources include cash on hand, cash generated from operations and borrowings under our Revolving Credit Facility. We also have the ability to seek additional secured and unsecured borrowings, subject to Credit Agreement restrictions.
As of June 30, 2021, we had $84.1 million of outstanding letters of credit written against the Revolving Credit Facility and $1,015.9 million of unused availability.
See the description of these line-of-credit resources in Note 10 “Debt” to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended December 31, 2020 and Note 9 “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
As of June 30, 2021, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.

Table of Content
Liquidity
A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$3,669.9	$1,750.9

Short-term borrowings and current maturities of long-term debt	$40.7	$40.4
Long-term debt	3,823.3	3,859.1
Total debt	$3,864.0	$3,899.5
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
A substantial portion of our cash is in jurisdictions outside the United States. We do not assert ASC 740-30 (formerly APB 23) indefinite reinvestment of our historical non-U.S. earnings or future non-U.S. earnings. The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States. Our deferred income tax liability as of June 30, 2021 was $42.8 million which primarily consisted of withholding taxes.

Table of Content
Working Capital

	June 30, 2021	December 31, 2020
Net Working Capital:
Current assets of continuing operations:
Current assets	$5,712.4	$3,862.1
Less: Assets of discontinued operations - current	73.7	337.4
Current assets of continuing operations	5,638.7	3,524.7
Current liabilities of continuing operations:
Current liabilities	1,823.0	1,498.6
Less: Liabilities of discontinued operations - current	67.9	212.9
Current liabilities of continuing operations	1,755.1	1,285.7
Net working capital of continuing operations	$3,883.6	$2,239.0

Operating Working Capital:
Accounts receivable and contract assets	$988.1	$922.2
Plus: Inventories (excluding LIFO)	788.0	707.9
Less: Accounts payable	660.8	536.4
Less: Contract liabilities (current)	189.2	164.6
Operating working capital	$926.1	$929.1
Net working capital of continuing operations increased $1,644.6 million to $3,883.6 million as of June 30, 2021 from $2,239.0 million as of December 31, 2020. Operating working capital decreased $3.0 million to $926.1 million as of June 30, 2021 from $929.1 million as of December 31, 2020. The decrease in operating working capital is primarily due to higher accounts payable, higher contract liabilities and lower contract assets, partially offset by higher inventories and higher accounts receivable.
The increase in accounts receivable was primarily due to the increase in revenue in the second quarter of 2021 compared to the fourth quarter of 2020. The decrease in contract assets was primarily due to the timing of revenue recognition and billing on our overtime contracts. The increase in inventories was primarily due to additions to inventory in anticipation of increased demand for certain products. The increase in accounts payable was primarily due to the timing of vendor cash disbursements. The increase in contract liabilities was primarily due to the timing of customer milestone payments for in-process engineered to order contracts.
Cash Flows
The following table reflects the major categories of cash flows for the six month periods ended June 30, 2021 and 2020, respectively.

	For the Six Month Period Ended June 30,
	2021	2020
Cash flows from (used in) continuing operations:
Cash flows from operating activities	$234.8	$196.3
Cash flows from (used in) investing activities	(232.2)	20.0
Cash flows used in financing activities	(10.1)	336.9
Cash flows from discontinued operations	1,933.3	116.8
Free cash flow(1)	208.9	173.6
(1)See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the nearest GAAP measure.
Operating Activities
Cash provided by operating activities increased $38.5 million to $234.8 million for the six month period ended June 30, 2021 from $196.3 million in the same six month period in 2020, primarily due to an increase in income from continuing operations, partially offset by increases in accounts receivable and inventories and a decrease in accrued liabilities.

Table of Content
Investing Activities
Cash used in investing activities included capital expenditures of $25.9 million and $22.7 million for the six month periods ended June 30, 2021 and 2020, respectively. Net cash paid in a business combination was $215.8 million in the six month period ended June 30, 2021 and cash acquired in business combinations for the six month period ended June 30, 2020 was $41.3 million.
Financing Activities
Cash used in financing activities of $10.1 million for the six month period ended June 30, 2021 primarily reflected repayments of long term debt of $19.7 million and purchases of treasury stock of $3.2 million, partially offset by proceeds from stock option exercises of $12.8 million.
Cash used in financing activities of $336.9 million for the six month period ended June 30, 2020 primarily reflected proceeds from long-term debt of $1,980.1 million offset by repayments of long-term borrowings of $1,599.6 million and payments of debt issuance costs of $46.6 million.
Discontinued Operations
Cash provided by discontinued operations increased $1,816.5 million to $1,933.3 million for the six month period ended June 30, 2021 from $116.8 million in the same six month period in 2020, primarily due to proceeds from sale of discontinued operations.
Free Cash Flow
Free cash flow increased $35.3 million to $208.9 million in the six month period ended June 30, 2021 from $173.6 million in the same six month period in 2020 primarily due to increased cash provided by operating activities.
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
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 16 “Contingencies” to the condensed consolidated financial statements. We believe that as of June 30, 2021, there have been no material changes to the environmental matters disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020.
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
As of June 30, 2021, there have been no material changes to our market risk assessment previously disclosed in the annual report on Form 10-K for the fiscal year ended December 31, 2020.

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
ITEM 1A.    RISK FACTORS
As of June 30, 2021, there have been no material changes to our risk factors included in our annual report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”).
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Purchases
The following table contains detail related to the repurchase of our common stock based on the date of trade during the three month period ended June 30, 2021.

2021 Second Quarter Months	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	1,046	$49.61	—	$—
May 1, 2021 - May 31, 2021	301	$48.54	—	$—
June 1, 2021 - June 30, 2021	3,613	$49.75	—	$—
(1)All of the shares purchased during the three month period ended June 30, 2021 were in connection with net exercises of stock options or the surrender to us of shares of common stock to satisfy tax withholding obligations in connection with the vesting of certain restricted stock units.
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
2.3
Securities Purchase Agreement, dated as of April 9, 2021, by and among Ingersoll Rand Inc., Club Car, LLC and MajorDrive Holdings IV, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on April 12, 2021).

3.1	Restated Certificate of Incorporation of Ingersoll Rand Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on June 21, 2021).
3.2	Second Amended and Restated Bylaws of Ingersoll Rand Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on June 21, 2021).
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Scheme Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2021	INGERSOLL RAND INC.

	By:	/s/ Michael J. Scheske
Name: Michael J. Scheske
Vice President and Corporate Controller (Principal Accounting Officer)