Form 10-Q
period 2021-09-30
Ingersoll Rand Inc.
filed 2021-11-05
CIK 1699150

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The registrant had outstanding 407,584,625 shares of Common Stock, par value $0.01 per share, as of October 29, 2021.

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

Table of Content
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

Table of Content
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

Table of Content
PART I.    FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2021	2020	2021	2020
Revenues	$1,325.0	$1,112.5	$3,733.6	$2,754.7
Cost of sales	810.7	682.5	2,254.5	1,812.8
Gross Profit	514.3	430.0	1,479.1	941.9
Selling and administrative expenses	252.6	218.6	772.1	567.1
Amortization of intangible assets	80.3	97.0	244.8	240.1
Impairment of intangible assets	—	19.9	—	19.9
Other operating expense, net	17.5	25.5	36.9	170.1
Operating Income (Loss)	163.9	69.0	425.3	(55.3)
Interest expense	22.5	28.8	68.3	86.7
Loss on extinguishment of debt	9.0	—	9.0	2.0
Other income, net	(3.5)	(2.6)	(40.1)	(5.1)
Income (Loss) from Continuing Operations Before Income Taxes	135.9	42.8	388.1	(138.9)
Provision for income taxes	2.7	12.8	25.8	24.3
Loss on equity method investments	(2.2)	—	(2.9)	—
Income (Loss) from Continuing Operations	131.0	30.0	359.4	(163.2)
Loss from discontinued operations, net of tax	(4.2)	(0.1)	(88.1)	(20.3)
Net Income (Loss)	126.8	29.9	271.3	(183.5)
Less: Net income attributable to noncontrolling interests	0.8	0.4	1.8	1.4
Net Income (Loss) Attributable to Ingersoll Rand Inc.	$126.0	$29.5	$269.5	$(184.9)

Amounts attributable to Ingersoll Rand Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$130.2	$29.6	$357.6	$(164.6)
Loss from discontinued operations, net of tax	(4.2)	(0.1)	(88.1)	(20.3)
Net income (loss) attributable to Ingersoll Rand Inc.	$126.0	$29.5	$269.5	$(184.9)

Basic earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$0.32	$0.07	$0.86	$(0.44)
Loss from discontinued operations	(0.01)	—	(0.21)	(0.05)
Net earnings (loss)	0.31	0.07	0.65	(0.50)

Diluted earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$0.31	$0.07	$0.84	$(0.44)
Loss from discontinued operations	(0.01)	—	(0.21)	(0.05)
Net earnings (loss)	0.30	0.07	0.64	(0.50)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2021	2020	2021	2020
Comprehensive Income (Loss) Attributable to Ingersoll Rand Inc.
Net income (loss) attributable to Ingersoll Rand Inc.	$126.0	$29.5	$269.5	$(184.9)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net	(47.6)	142.6	(98.3)	95.3
Unrecognized gain on cash flow hedges, net	—	4.2	—	10.9
Pension and other postretirement prior service cost and gain or (loss), net	1.8	(1.0)	4.3	2.4
Total other comprehensive income (loss), net of tax	(45.8)	145.8	(94.0)	108.6
Comprehensive income (loss) Attributable to Ingersoll Rand Inc.	$80.2	$175.3	$175.5	$(76.3)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$0.8	$0.4	$1.8	$1.4
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net	0.2	3.8	(2.1)	(1.6)
Total other comprehensive income (loss), net of tax	0.2	3.8	(2.1)	(1.6)
Comprehensive income (loss) attributable to noncontrolling interests	1.0	4.2	(0.3)	(0.2)
Total Comprehensive Income (Loss)	$81.2	$179.5	$175.2	$(76.5)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$2,033.0	$1,750.9
Accounts receivable, net of allowance for credit losses of $49.9 and $50.9, respectively	927.0	861.8
Inventories	863.6	716.7
Other current assets	179.3	195.3
Assets of discontinued operations - current	28.0	337.4
Total current assets	4,030.9	3,862.1
Property, plant and equipment, net of accumulated depreciation of $343.1 and $291.1, respectively	619.2	609.0
Goodwill	6,100.6	5,582.6
Other intangible assets, net	3,695.8	3,797.2
Deferred tax assets	21.3	15.6
Other assets	455.0	329.3
Assets of discontinued operations - long-term	—	1,862.8
Total assets	$14,922.8	$16,058.6
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$40.1	$40.4
Accounts payable	632.9	536.4
Accrued liabilities	932.4	708.9
Liabilities of discontinued operations - current	27.2	212.9
Total current liabilities	1,632.6	1,498.6
Long-term debt, less current maturities	3,422.2	3,859.1
Pensions and other postretirement benefits	248.0	272.5
Deferred income taxes	596.0	702.4
Other liabilities	301.2	343.7
Liabilities of discontinued operations - long-term	—	192.8
Total liabilities	$6,200.0	$6,869.1
Commitments and contingencies (Note 16)	—	—
Stockholders’ equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 423,549,003 and 420,123,978 shares issued as of September 30, 2021 and December 31, 2020, respectively	4.2	4.2
Capital in excess of par value	9,386.5	9,310.3
Retained earnings (accumulated deficit)	93.8	(175.7)
Accumulated other comprehensive income (loss)	(81.3)	14.2
Treasury stock at cost; 16,028,078 and 1,496,169 shares as of September 30, 2021 and December 31, 2020, respectively	(749.6)	(33.3)
Total Ingersoll Rand Inc. stockholders’ equity	$8,653.6	$9,119.7
Noncontrolling interests	69.2	69.8
Total stockholders’ equity	$8,722.8	$9,189.5
Total liabilities and stockholders’ equity	$14,922.8	$16,058.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Month Period Ended September 30, 2021
	Common Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	421.5	$4.2	$9,376.0	$(32.2)	$(35.5)	$(34.6)	$9,277.9	$68.5	$9,346.4
Net income	—	—	—	126.0	—	—	126.0	0.8	126.8
Issuance of common stock for stock-based compensation plans	2.0	—	6.7	—	—	—	6.7	—	6.7
Purchases of treasury stock	—	—	—	—	—	(733.3)	(733.3)	—	(733.3)
Issuance of treasury stock for stock-based compensation plans	—	—	(18.3)	—	—	18.3	—	—	—
Stock-based compensation	—	—	22.1	—	—	—	22.1	—	22.1
Other comprehensive income (loss), net of tax	—	—	—	—	(45.8)	—	(45.8)	0.2	(45.6)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at end of period	423.5	$4.2	$9,386.5	$93.8	$(81.3)	$(749.6)	$8,653.6	$69.2	$8,722.8

	Three Month Period Ended September 30, 2020
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	418.6	$4.2	$9,256.5	$(356.8)	$(293.2)	$(35.8)	$8,574.9	$66.9	$8,641.8
Net income	—	—	—	29.5	—	—	29.5	0.4	29.9
Issuance of common stock for stock-based compensation plans	0.6	—	5.5	—	—	—	5.5	—	5.5
Purchases of treasury stock	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Issuance of treasury stock for stock-based compensation plans	—	—	(0.7)	—	—	1.1	0.4	—	0.4
Stock-based compensation	—	—	15.7	—	—	—	15.7	—	15.7
Other comprehensive income, net of tax	—	—	—	—	145.8	—	145.8	3.8	149.6
Adjustments for shares tendered in open offer	—	—	—	—	—	—	—	(12.9)	(12.9)
Balance at end of period	419.2	$4.2	$9,277.0	$(327.3)	$(147.4)	$(34.8)	$8,771.7	$58.2	$8,829.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(Unaudited; in millions)

	Nine Month Period Ended September 30, 2021
	Common Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Ingersoll Rand Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	420.1	$4.2	$9,310.3	$(175.7)	$14.2	$(33.3)	$9,119.7	$69.8	$9,189.5
Net income	—	—	—	269.5	—	—	269.5	1.8	271.3
Issuance of common stock for stock-based compensation plans	3.4	—	19.0	—	—	—	19.0	—	19.0
Purchases of treasury stock	—	—	—	—	—	(736.5)	(736.5)	—	(736.5)
Issuance of treasury stock for stock-based compensation plans	—	—	(19.4)	—	—	20.2	0.8	—	0.8
Stock-based compensation	—	—	76.6	—	—	—	76.6	—	76.6
Other comprehensive loss, net of tax	—	—	—	—	(94.0)	—	(94.0)	(2.1)	(96.1)
Divestiture of foreign subsidiaries	—	—	—	—	(1.5)	—	(1.5)	—	(1.5)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at end of period	423.5	$4.2	$9,386.5	$93.8	$(81.3)	$(749.6)	$8,653.6	$69.2	$8,722.8

	Nine Month Period Ended September 30, 2020
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	206.8	$2.1	$2,302.0	$(141.4)	$(256.0)	$(36.8)	$1,869.9	$—	$1,869.9
Net income (loss)	—	—	—	(184.9)	—	—	(184.9)	1.4	(183.5)
Acquisition of Ingersoll Rand Industrial	211.0	2.1	6,934.9	—	—	—	6,937.0	73.3	7,010.3
Costs of issuing equity securities	—	—	(1.0)	—	—	—	(1.0)	—	(1.0)
Issuance of common stock for stock-based compensation plans	1.4	—	11.4	—	—	—	11.4	—	11.4
Purchases of treasury stock	—	—	—	—	—	(1.4)	(1.4)	—	(1.4)
Issuance of treasury stock for stock-based compensation plans	—	—	(2.2)	—	—	3.4	1.2	—	1.2
Stock-based compensation	—	—	31.9	—	—	—	31.9	—	31.9
Other comprehensive income (loss), net of tax	—	—	—	—	108.6	—	108.6	(1.6)	107.0
Adoption of new accounting standard (ASU 2016-13)	—	—	—	(1.0)	—	—	(1.0)	—	(1.0)
Adjustments for shares tendered in open offer	—	—	—	—	—	—	—	(14.9)	(14.9)
Balance at end of period	419.2	$4.2	$9,277.0	$(327.3)	$(147.4)	$(34.8)	$8,771.7	$58.2	$8,829.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	For the Nine Month Period Ended September 30,
	2021	2020
Cash Flows From Operating Activities From Continuing Operations:
Net income (loss)	$271.3	$(183.5)
Loss from discontinued operations, net of tax	(88.1)	(20.3)
Income (loss) from continuing operations	359.4	(163.2)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Amortization of intangible assets	244.8	240.1
Depreciation	65.5	56.0
Impairment of intangible assets	—	19.9
Stock-based compensation expense	65.0	27.3
Foreign currency transaction losses (gains), net	(13.6)	12.7
Non-cash adjustments to carrying value of LIFO inventories	—	35.6
Other non-cash adjustments	11.5	2.0
Changes in assets and liabilities:
Receivables	(43.8)	45.5
Inventories	(126.6)	90.3
Accounts payable	83.7	(32.0)
Accrued liabilities	(129.2)	39.2
Other assets and liabilities, net	(135.8)	16.8
Net cash provided by operating activities from continuing operations	380.9	390.2
Cash Flows From Investing Activities From Continuing Operations:
Capital expenditures	(41.2)	(29.1)
Net cash acquired (paid) in business combinations	(809.3)	9.4
Disposals of property, plant and equipment	9.5	1.5
Net cash used in investing activities from continuing operations	(841.0)	(18.2)
Cash Flows From Financing Activities From Continuing Operations:
Principal payments on long-term debt	(425.7)	(1,609.2)
Proceeds from long-term debt	—	1,980.1
Purchases of treasury stock	(736.5)	(1.4)
Proceeds from stock option exercises	20.0	12.7
Payments of contingent consideration	—	(0.7)
Payments of debt issuance costs	—	(47.4)
Payments of costs incurred to issue shares for Ingersoll Rand Industrial acquisition	—	(1.0)
Acquisition of noncontrolling interests	—	(14.9)
Other financing	—	(0.3)
Net cash provided by (used in) financing activities from continuing operations	(1,142.2)	317.9
Cash Flows From Discontinued Operations:
Net cash provided by (used in) operating activities	(0.6)	112.3
Net cash provided by (used in) investing activities	1,902.5	(4.3)
Net cash provided by discontinued operations	1,901.9	108.0
Effect of exchange rate changes on cash and cash equivalents	(17.5)	9.9
Net increase in cash and cash equivalents	282.1	807.8
Cash and cash equivalents, beginning of period	1,750.9	505.5
Cash and cash equivalents, end of period	$2,033.0	$1,313.3
Supplemental Cash Flow Information
Cash paid for income taxes	$381.4	$73.9
Cash paid for interest	62.5	79.9
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting, the instructions for Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (“SEC”) Regulation S-X. In the Company’s opinion, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). We have reclassified certain prior year amounts, including the results of discontinued operations, to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations. See Note 2 “Discontinued Operations” for information on discontinued operations.
The results of operations for the interim period ended September 30, 2021 are not necessarily indicative of future results. The ongoing novel Coronavirus (“COVID-19”) pandemic is a continuously evolving situation around the globe that has negatively impacted and could continue to negatively impact the global economy. The Company’s operating results will be subject to fluctuations based on general economic conditions, and the extent to which COVID-19 may ultimately impact its business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate extent of the spread of the disease and the duration of the outbreak and business closures or business disruptions for the Company, suppliers and customers.
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

Table of Content
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
Specialty Vehicle Technologies
On April 9, 2021, the Company entered into an agreement to sell Club Car to private equity firm Platinum Equity Advisors, LLC (“Platinum Equity”) for $1.68 billion in cash. The sale was substantially completed on June 1, 2021. The transfer of legal ownership of one non-U.S. subsidiary has not yet been completed due to local regulatory and administrative requirements. This transfer is expected to be completed in the fourth quarter of 2021.
SVT has been presented as a discontinued operation and its net assets are classified as held for sale and comparable prior periods are recast to reflect this change.
The Company recognized a pre-tax gain on sale of $252.8 million during the nine month period ended September 30, 2021. The sale proceeds and the related gain on sale are subject to further adjustment upon the finalization customary post-closing steps of the transaction. These steps are expected to be completed by the end of 2021.
High Pressure Solutions
On February 14, 2021, the Company entered into an agreement to sell its majority interest in High Pressure Solutions to private equity firm American Industrial Partners. In exchange for its majority interest of 55%, the Company received net cash proceeds of $278.3 million and retains a 45% common equity interest in the newly-formed entity comprising the HPS business. The Company expects to maintain its minority investment in HPS indefinitely and is unable to estimate when this interest may be disposed. This sale was substantially completed on April 1, 2021. The transfer of legal ownership of one non-U.S. subsidiary has not yet been completed due to local regulatory and administrative requirements. This transfer is expected to be completed in the fourth quarter of 2021.
HPS has been presented as a discontinued operation and its net assets are classified as held for sale and comparable prior periods are recast to reflect this change.
The Company recognized a pre-tax loss on sale of $211.7 million during the nine month period ended September 30, 2021. The sale proceeds and the related loss on sale are subject to further adjustment upon the finalization customary post-closing steps of the transaction. These steps are expected to be completed by the end of 2021.

Table of Content
Financial information of discontinued operations
The results of operations of SVT and HPS are presented as discontinued operations as summarized below:

	Specialty Vehicle Technologies		High Pressure Solutions		Total
	For the Three Month Period Ended September 30,
	2021	2020	2021	2020	2021	2020
Revenues	$4.4	$191.1	$2.6	$31.6	$7.0	$222.7
Cost of sales	4.2	140.4	2.4	30.3	6.6	170.7
Gross Profit	0.2	50.7	0.2	1.3	0.4	52.0
Selling and administrative expenses	0.3	18.8	0.2	8.2	0.5	27.0
Amortization of intangible assets	—	11.3	—	5.9	—	17.2
Loss on sale	3.9	—	—	—	3.9	—
Other operating expense, net	1.8	0.2	1.8	2.3	3.6	2.5
Income (Loss) from Discontinued Operations Before Income Taxes	(5.8)	20.4	(1.8)	(15.1)	(7.6)	5.3
Provision (benefit) for income taxes	(1.5)	8.2	(1.9)	(2.8)	(3.4)	5.4
Income (Loss) from Discontinued Operations, Net of Tax	$(4.3)	$12.2	$0.1	$(12.3)	$(4.2)	$(0.1)

	Specialty Vehicle Technologies		High Pressure Solutions		Total
	For the Nine Month Period Ended September 30,
	2021	2020	2021	2020	2021	2020
Revenues	$428.7	$495.3	$68.0	$149.5	$496.7	$644.8
Cost of sales	319.1	379.1	56.8	121.1	375.9	500.2
Gross Profit	109.6	116.2	11.2	28.4	120.8	144.6
Selling and administrative expenses	35.6	44.8	5.1	36.8	40.7	81.6
Amortization of intangible assets	10.4	26.2	2.4	17.7	12.8	43.9
Loss (gain) on sale	(252.8)	—	211.7	—	(41.1)	—
Other operating expense, net	18.0	0.9	17.3	7.6	35.3	8.5
Income (Loss) from Discontinued Operations Before Income Taxes	298.4	44.3	(225.3)	(33.7)	73.1	10.6
Provision (benefit) for income taxes	168.2	38.2	(7.0)	(7.3)	161.2	30.9
Income (Loss) from Discontinued Operations, Net of Tax	$130.2	$6.1	$(218.3)	$(26.4)	$(88.1)	$(20.3)

Table of Content
The carrying amount of major classes of assets and liabilities classified that were included in discontinued operations at September 30, 2021 and December 31, 2020 related to SVT and HPS are shown in the table below. Long-term assets and liabilities as of September 30, 2021 have been reclassified as current in the Condensed Consolidated Balance Sheet.

	September 30, 2021 (1)	December 31, 2020 (2)
Assets
Current assets:
Cash and cash equivalents	$2.3	$—
Accounts receivable, net	4.4	104.8
Inventories	19.5	226.9
Other current assets	—	5.7
Total current assets	26.2	337.4
Property, plant and equipment, net	1.3	188.3
Goodwill	0.5	721.0
Other intangible assets, net	—	935.4
Deferred tax assets	—	0.5
Other assets	—	17.6
Total non-current assets	1.8	1,862.8
Total assets	$28.0	$2,200.2

Liabilities
Current liabilities:
Accounts payable	$26.5	$134.7
Accrued liabilities	0.7	78.2
Total current liabilities	27.2	212.9
Pensions and other postretirement benefits	—	2.5
Deferred income taxes	—	173.3
Other liabilities	—	17.0
Total non-current liabilities	—	192.8
Total liabilities	$27.2	$405.7
(1)Primarily relates to non-U.S. subsidiaries for which legal ownership is expected to transfer in the fourth quarter of 2021.
(2)Total assets and total liabilities related to SVT were $1,512.7 million and $354.1 million, respectively, at December 31, 2020.
The significant non-cash operating items and capital expenditures reflected in cash flows of discontinued operations for the nine months periods ended September 30, 2021 and 2020 include the following:

	Specialty Vehicle Technologies		High Pressure Solutions		Total
	For the Nine Month Period Ended September 30,
	2021	2020	2021	2020	2021	2020
Loss (gain) on sale	$(252.8)	$—	$211.7	$—	$(41.1)	$—
Depreciation and amortization	14.8	36.2	4.0	27.3	18.8	63.5
Stock-based compensation expense	8.2	1.1	2.7	0.6	10.9	1.7
Capital expenditures	1.6	1.8	0.3	2.6	1.9	4.4
Note 3. Business Combinations
Acquisitions in 2021
On January 31, 2021, the Company acquired the Vacuum and Blower Systems division of Tuthill Corporation for cash consideration of $184.0 million. The business operates under the tradenames M-D Pneumatics and Kinney Vacuum Pumps and is

Table of Content
a leader in the design and manufacture of positive displacement blowers, mechanical vacuum pumps, vacuum boosters and engineered blower and vacuum systems. The results of this business are reported within the Industrial Technologies and Services segment from the date of acquisition. The goodwill recognized is attributable to the expected cost synergies, anticipated growth of new and existing customers, and the assembled workforce. The goodwill resulting from this acquisition is expected to be deductible for tax purposes.
On July 30, 2021, the Company acquired Maximus Solutions for cash consideration of $110.5 million, net of cash acquired. The business is a provider of digital controls and Industrial Internet of Things (IIoT) production management systems for the agritech software and controls market. The results of this business are reported within the Precision and Science Technologies segment from the date of acquisition. Due to the timing of the acquisition, the allocation of purchase price is preliminary and will be refined as additional information becomes available. The preliminary goodwill recognized is attributable to synergies expected from combining Maximus’s significant expertise in digital controls and IIoT systems with other brands and channels in the Precision and Science Technologies segment and from anticipated growth from existing and new customers. None of the goodwill resulting from this acquisition is expected to be deductible for tax purposes.
On August 31, 2021, the Company acquired Seepex GmbH (“Seepex”) for cash consideration of $481.5 million, net of cash acquired. The business is a global leader in progressive cavity pump solutions. The results of this business are reported within the Precision and Science Technologies segment from the date of acquisition. The recognition and measurement of assets acquired and liabilities assumed is not complete due to the timing of the acquisition relative to the end of the reporting period. The Company expects to recognize intangible assets for tradenames, developed technology, customer relationships and backlog in the fourth quarter of 2021. The cumulative effect of recognizing amortization expense when these assets are recognized is not expected to be significant to the condensed consolidated financial statements. The preliminary goodwill recognized is attributable to the expected cost synergies, anticipated growth of new and existing customers, and the assembled workforce. None of the goodwill resulting from this acquisition is expected to be deductible for tax purposes.
Also in the nine months ended September 30, 2021, the Company acquired several sales and service businesses in the Industrial Technologies and Services segment and a pump technology business and sales and service business in the Precision and Science Technologies segment. The aggregate consideration for these acquisitions was $33.3 million.
The following table summarizes the preliminary allocation of consideration to the fair values of identifiable assets acquired and liabilities assumed at the acquisition date.

	Seepex	M-D Pneumatics and Kinney Vacuum Pumps	Maximus Solutions	All Others
Accounts receivable	$24.9	$4.8	$4.3	2.9
Inventories	28.2	3.8	3.0	3.1
Other current assets	2.0	0.2	0.2	0.1
Property, plant and equipment	24.7	16.2	2.1	2.5
Goodwill	441.1	80.0	64.1	3.5
Other intangible assets	0.3	82.5	39.3	29.9
Other assets	0.5	—	—	—
Total current liabilities	(33.4)	(3.5)	(2.3)	(2.0)
Total noncurrent liabilities	(6.8)	—	(0.2)	(6.7)
Total consideration	$481.5	$184.0	$110.5	33.3
The revenue and operating income included in the condensed consolidated financial statements for these acquisitions subsequent to their date of acquisition is $69.5 million and $8.3 million, respectively. The operating income of these acquired businesses include the effects of acquisition-related accounting adjustments such as amortization of intangible assets and fair value adjustments to acquired inventory.

Table of Content
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
The Company incurred $87.3 million of acquisition-related costs, including $42.3 million during the three-month period ended March 31, 2020. The remainder was incurred in 2019. These costs are presented within “Other operating expenses, net” in the Condensed Consolidated Statements of Operations. For additional information, see Note 2 “Business Combinations” of the 2020 Form 10-K.
Results of Ingersoll Rand Industrial Subsequent to the Acquisition
The operating results of Ingersoll Rand Industrial have been included in the Company’s condensed consolidated financial statements since the date of acquisition. The results of Ingersoll Rand Industrial in the year of acquisition are shown below. These amounts include the effects of purchase accounting adjustments, primarily the amortization of intangible assets and the impacts on operating expenses of fair value adjustments to acquired inventory and property, plant and equipment. The amounts below exclude the operating results of SVT, which has been reported as a discontinued operation as a result of the transaction discussed

Table of Content
in Note 2.

	For the Three Month Period Ended September 30, 2020	For the Nine Month Period Ended September 30, 2020
Revenues	$662.7	$1,478.4
Income (Loss) from Continuing Operations Before Income Taxes	25.9	(98.9)
Unaudited Pro Forma Information
The following unaudited pro forma financial information summarizes the combined results of operations for the Company and Ingersoll Rand Industrial as if the acquisition had been completed on January 1, 2019. The pro forma results have been prepared for comparative purposes only and do not necessarily represent what the revenue or results of operations would have been had the acquisition been completed on January 1, 2019. In addition, these results are not intended to be a projection of future operating results and do not reflect synergies that might be achieved. These amounts include revenue and net income attributable to SVT that are reported within Income (loss) from discontinued operations, net of tax on the Condensed Consolidated Statement of Operations.

	For the Three Month Period Ended September 30, 2020	For the Nine Month Period Ended September 30, 2020
Revenues	$1,340.8	$3,882.1
Net Income (Loss)	60.7	67.5
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
The table below reflects the impact of material and nonrecurring adjustments to the unaudited pro forma results for the three and nine month periods ended September 30, 2020 that are directly attributable to the acquisition.

	For the Three Month Period Ended September 30, 2020	For the Nine Month Period Ended September 30, 2020
Increase to revenue as a result of deferred revenue fair value adjustment, net of tax	$4.4	$9.9
Decrease to expense as a result of inventory fair value adjustment, net of tax	—	(89.6)
Decrease to expense as a result of transaction costs, net of tax	—	(38.1)
Settlement of post-acquisition contingencies
The Company and Trane Technologies concluded several post-closing steps of the Ingersoll Rand Industrial transaction in the second quarter of 2021. These steps included determining the final measurements of transferred working capital, indebtedness and retirement plan funding. Upon finalizing these measurements, Trane Technologies agreed to make a net payment of $49.5 million to Ingersoll Rand. This payment was received in the third quarter of 2021 and has been reflected within changes in “Other assets and liabilities, net” on the Condensed Consolidated Statement of Cash Flows. The Company realized a gain of $30.1 million in the second quarter of 2021 to adjust its receivables for these items. This gain is reported within “Other income, net” on the Condensed Consolidated Statement of Operations.
Other Acquisitions in 2020
On September 1, 2020, the Company acquired a manufacturer of electric peristaltic pumps for cash consideration, net of cash acquired, of $15.5 million and deferred consideration of $0.9 million. The results of this business are reported within the Precision and Science Technologies segment from the date of acquisition.
Also in the third quarter of 2020, within the Industrial Technologies and Services segment, the Company acquired two sales and service businesses for cash consideration of $15.0 million and deferred consideration of $5.1 million.

Table of Content
The revenue and operating income for the nine months ended September 30, 2020 included in the financial statements for these acquisitions subsequent to their date of acquisition is $5.3 million and $2.0 million, respectively.
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
For the three and nine month periods ended September 30, 2021, “Restructuring charges, net” were recognized within “Other operating expense, net” in the Condensed Consolidated Statement of Operations and consisted of the following.

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2021
Industrial Technologies and Services	$1.0	$5.2
Precision and Science Technologies	—	0.1
Corporate	0.1	5.0
Restructuring charges, net	$1.1	$10.3
Through September 30, 2021, we recognized expense related to the 2020 Plan of $75.5 million, $7.0 million and $11.0 million for Industrial Technologies and Services, Precision and Science Technologies and Corporate, respectively.
The following table summarizes the activity associated with the Company’s restructuring programs for the three and nine month periods ended September 30, 2021.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$14.7	$29.0	$17.5	$4.8
Charged to expense - termination benefits	0.2	5.4	8.8	70.3
Charged to expense - other (1)	0.9	(1.6)	1.5	0.9
Payments	(3.0)	(12.3)	(14.8)	(53.6)
Currency translation adjustment and other	(0.2)	2.2	(0.4)	0.3
Balance at end of period	$12.6	$22.7	$12.6	$22.7
(1) Excludes $6.2 million of non-cash charges that impacted restructuring expense but not the restructuring liabilities during the nine month period ended September 30, 2020.
Note 5. Inventories
Inventories as of September 30, 2021 and December 31, 2020 consisted of the following.

	September 30, 2021	December 31, 2020
Raw materials, including parts and subassemblies	$498.6	$451.0
Work-in-process	94.7	62.2
Finished goods	261.5	194.7
	854.8	707.9
Excess of LIFO costs over FIFO costs	8.8	8.8
Inventories	$863.6	$716.7

Table of Content
Note 6. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill attributable to each reportable segment for the nine month period ended September 30, 2021 is presented in the table below.

	Industrial Technologies and Services	Precision and Science Technologies	Total
Balance as of December 31, 2020	$4,151.2	$1,431.4	$5,582.6
Acquisitions	76.6	505.2	581.8
Foreign currency translation	(40.6)	(23.2)	(63.8)
Balance as of September 30, 2021	$4,187.2	$1,913.4	$6,100.6
As of both September 30, 2021 and December 31, 2020, goodwill included accumulated impairment losses of $220.6 million within the Industrial Technologies and Services segment.
Other Intangible Assets, Net
Other intangible assets as of September 30, 2021 and December 31, 2020 consisted of the following.

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer lists and relationships	$2,871.8	$(981.7)	$1,890.1	$2,835.0	$(841.3)	$1,993.7
Technology	322.6	(75.7)	246.9	279.9	(38.1)	241.8
Tradenames	41.0	(19.6)	21.4	41.8	(15.6)	26.2
Other	106.1	(76.0)	30.1	102.8	(58.6)	44.2
Unamortized intangible assets
Tradenames	1,507.3	—	1,507.3	1,491.3	—	1,491.3
Total other intangible assets	$4,848.8	$(1,153.0)	$3,695.8	$4,750.8	$(953.6)	$3,797.2
Intangible Asset Impairment Considerations
As of September 30, 2021, there were no indications that the carrying value of goodwill and other intangible assets may not be recoverable.
During the third quarter of 2020, the Company recognized an impairment of $19.9 million to reduce the carrying value of two tradenames in the Industrial Technologies and Services segment.

Table of Content
Note 7. Accrued Liabilities
Accrued liabilities as of September 30, 2021 and December 31, 2020 consisted of the following.

	September 30, 2021	December 31, 2020
Salaries, wages and related fringe benefits	$240.8	$197.0
Contract liabilities	216.3	164.6
Product warranty	44.5	41.1
Operating lease liabilities	36.7	47.1
Restructuring	12.6	17.5
Taxes	234.7	116.1
Other	146.8	125.5
Total accrued liabilities	$932.4	$708.9
A reconciliation of the changes in the accrued product warranty liability for the three and nine month periods ended September 30, 2021 and 2020 are as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$42.0	$38.7	$41.1	$19.1
Product warranty accruals	4.3	5.4	14.1	13.0
Acquired warranty	1.9	—	2.0	19.8
Settlements	(3.2)	(4.8)	(12.1)	(12.7)
Charged to other accounts(1)	(0.5)	0.5	(0.6)	0.6
Balance at end of period	$44.5	$39.8	$44.5	$39.8
(1)Primarily consists of the effects of foreign currency translation adjustments

Table of Content
Note 8. Benefit Plans
Net Periodic Benefit Cost
The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and nine month periods ended September 30, 2021 and 2020.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	For the Three Month Period Ended September 30,
	2021	2020	2021	2020	2021	2020
Service cost	$1.6	$1.8	$1.1	$1.2	$—	$—
Interest cost	2.7	2.8	1.2	1.6	0.1	0.2
Expected return on plan assets	(3.0)	(4.0)	(3.1)	(2.8)	—	—
Recognition of:
Unrecognized prior service cost	—	—	—	—	(0.1)	—
Unrecognized net actuarial loss	—	—	1.2	0.8	0.1	—
Gain on settlement	(0.8)	—	—	—	—	—
	$0.5	$0.6	$0.4	$0.8	$0.1	$0.2

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	For the Nine Month Period Ended September 30,
	2021	2020	2021	2020	2021	2020
Service cost	$5.0	$4.1	$3.3	$3.1	$—	$—
Interest cost	8.2	6.8	3.5	4.6	0.4	0.5
Expected return on plan assets	(9.2)	(9.5)	(9.2)	(8.2)	—	—
Recognition of:
Unrecognized prior service cost	—	—	0.1	0.1	(0.3)	—
Unrecognized net actuarial loss	—	—	3.7	2.2	0.1	—
Gain on settlement	(0.8)	—	—	—	—	—
	$3.2	$1.4	$1.4	$1.8	$0.2	$0.5
The components of net periodic benefit cost other than the service cost component are included in “Other income, net” in the Condensed Consolidated Statements of Operations.

Note 9. Debt
Debt as of September 30, 2021 and December 31, 2020 is summarized as follows.

	September 30, 2021	December 31, 2020
Short-term borrowings	$—	$—
Long-term debt:
Revolving credit facility, due 2025	$—	$—
Dollar Term Loan B, due 2027(1)	1,869.7	1,883.7
Dollar Term Loan, due 2027(2)	912.8	919.6
Euro Term Loan, due 2027(3)	685.1	728.0
Dollar Term Loan Series A, due 2027(4)	—	392.4
Finance leases and other long-term debt	26.0	17.2
Unamortized debt issuance costs	(31.3)	(41.4)
Total long-term debt, net, including current maturities	3,462.3	3,899.5
Current maturities of long-term debt	40.1	40.4
Total long-term debt, net	$3,422.2	$3,859.1
(1)As of September 30, 2021, this amount is presented net of unamortized discounts of $1.8 million. As of September 30, 2021, the applicable interest rate was approximately 1.83% and the weighted-average interest rate was 1.86% for the nine month period ended September 30, 2021.
(2)As of September 30, 2021, this amount is presented net of unamortized discounts of $0.9 million. As of September 30, 2021, the applicable interest rate was approximately 1.83% and the weighted average interest rate was 1.86% for the nine month period ended September 30, 2021.
(3)As of September 30, 2021, this amount is presented net of unamortized discounts of $0.6 million. As of September 30, 2021, the applicable interest rate was 2.00% and the weighted average interest rate was 2.00% for the nine month period ended September 30, 2021.
(4)The weighted average interest rate was 2.86% for the nine month period ended September 30, 2021.
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
On September 30, 2021, the Company elected to prepay the Dollar Term Loan Series A outstanding principal balance of $396.0 million using cash on hand. The prepayment resulted in the write-off of unamortized debt issuance costs and unamortized issuance discount of $9.0 million which was recognized in “Loss on extinguishment of debt” in the Condensed Consolidated Statements of Operations.
As of September 30, 2021, the aggregate amount of commitments under the Revolving Credit Facility was $1,100.0 million and the capacity under the Revolving Credit Facility to issue letters of credit was $400.0 million. As of September 30, 2021, the Company had no outstanding borrowings under the Revolving Credit Facility, outstanding letters of credit under the Revolving Credit Facility of $50.8 million and unused availability under the Revolving Credit Facility of $1,049.2 million.
As of September 30, 2021, we were in compliance with all covenants of our Senior Secured Credit Facilities.

Table of Content
Note 10. Stock-Based Compensation Plans
The Company has outstanding stock-based compensation awards granted under the 2013 Stock Incentive Plan (“2013 Plan”) and the 2017 Omnibus Incentive Plan (“2017 Plan”) as described in Note 17, “Stock-Based Compensation Plans” to the consolidated financial statements in its 2020 Form 10-K.
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
Stock-Based Compensation
Stock-based compensation expense for the nine month periods ended September 30, 2021 and 2020 are included in “Cost of sales” and “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations and are as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2021	2020	2021	2020
Stock-based compensation expense - continuing and discontinued operations	$21.9	$12.8	$75.9	$29.0
Stock-based compensation expense recognized in discontinued operations	—	0.9	10.9	1.7
Stock-based compensation expense recognized in continuing operations	$21.9	$11.9	$65.0	$27.3
Stock-Based Compensation - Continuing Operations
In the nine month period ended September 30, 2021, the $65.0 million of stock-based compensation expense included expense for equity awards granted under the 2013 and 2017 Plan of $64.5 million and an increase in the liability for stock appreciation rights (“SAR”) of $0.5 million. Of the $64.5 million of expense for equity awards granted under the 2013 Plan and 2017 Plan, $43.1 million related to the $150 million equity grant to nearly 16,000 employees worldwide made in the third quarter of 2020 (“All-Employee Equity Grant”).
As of September 30, 2021, there was $109.1 million of total unrecognized compensation expense related to outstanding stock options, restricted stock unit awards and performance stock unit awards.
Stock-Based Compensation - Discontinued Operations
In the nine month period ended September 30, 2021, the $10.9 million of stock-based compensation expense included expense for modifications of equity awards of $3.8 million and expense for equity awards granted under the 2013 and 2017 Plan of $7.1 million. The modifications allowed for the vesting of the first tranche of the All-Employee Equity Grant awarded to HPS and SVT employees despite their termination due to the divestitures. Of the $7.1 million of expense for equity awards granted under the 2013 Plan and 2017 Plan, $5.4 million related to the All-Employee Equity Grant.
Stock Option Awards
Stock options are granted to employees with an exercise price equal to the fair value of the Company’s per share common stock on the date of grant. Stock option awards typically vest over four or five years and expire ten years from the date of grant.

Table of Content
A summary of the Company’s stock option (including SARs) activity for the nine month period ended September 30, 2021 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Exercise Price (per share)
Stock options outstanding as of December 31, 2020	7,742	$18.47
Granted	793	45.75
Exercised or settled	(1,305)	15.97
Forfeited	(231)	30.57
Expired	(6)	13.01
Stock options outstanding as of September 30, 2021	6,993	21.64

Vested as of September 30, 2021	4,551	15.85
The following assumptions were used to estimate the fair value of options granted during the nine month periods ended September 30, 2021 and 2020 using the Black-Scholes option-pricing model.

	For the Nine Month Period Ended September 30,
Assumptions	2021	2020
Expected life of options (in years)	6.3	6.3
Risk-free interest rate	0.9% - 1.1%	0.4% - 1.5%
Assumed volatility	38.9% - 39.4%	24.6% - 41.1%
Expected dividend rate	0.0%	0.0%
Restricted Stock Unit Awards
Restricted stock units are granted to employees and non-employee directors based on the market price of the Company’s common stock on the grant date and recognized in compensation expense over the vesting period. A summary of the Company’s restricted stock unit activity for the nine month period ended September 30, 2021 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2020	5,546	$33.09
Granted	340	45.74
Vested	(2,497)	33.38
Forfeited	(616)	34.21
Non-vested as of September 30, 2021	2,773	34.13
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

Table of Content
A summary of the Company’s performance stock unit activity for the nine month period ended September 30, 2021 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2020	255	$29.72
Granted	158	55.84
Forfeited	(20)	36.36
Non-vested as of September 30, 2021	393	39.89
The following assumptions were used to estimate the fair value of performance share units granted during the nine month periods ended September 30, 2021 and 2020 using the Monte Carlo simulation pricing model.

	For the Nine Month Period Ended September 30,
Assumptions	2021	2020
Expected term (in years)	2.9	2.8
Risk-free interest rate	0.2%	0.5%
Assumed volatility	36.9%	35.2%
Expected dividend rate	—%	—%
Note 11. Accumulated Other Comprehensive Income (Loss)
The Company’s other comprehensive income (loss) consists of (i) unrealized foreign currency net gains and losses on the translation of the assets and liabilities of its foreign operations; (ii) realized and unrealized foreign currency gains and losses on certain hedges of net investments in foreign operations, net of income taxes; (iii) unrealized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes; and (iv) pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes. See Note 8 “Benefit Plans” and Note 12 “Hedging Activities, Derivative Instruments and Fair Value Measurements.”

Table of Content
The before tax income (loss) and related income tax effect are as follows.

	For the Three Month Period Ended September 30, 2021			For the Three Month Period Ended September 30, 2020
	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount
Foreign currency translation adjustments, net	$(52.1)	$4.5	$(47.6)	$135.3	$7.3	$142.6
Unrecognized gains on cash flow hedges, net	—	—	—	5.5	(1.3)	4.2
Pension and other postretirement benefit prior service cost and gain or loss, net	2.4	(0.6)	1.8	(1.6)	0.6	(1.0)
Other comprehensive income	$(49.7)	$3.9	$(45.8)	$139.2	$6.6	$145.8

	For the Nine Month Period Ended September 30, 2021			For the Nine Month Period Ended September 30, 2020
	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount
Foreign currency translation adjustments, net	$(108.3)	$10.0	$(98.3)	$87.6	$7.7	$95.3
Unrecognized gains on cash flow hedges, net	—	—	—	14.3	(3.4)	10.9
Pension and other postretirement benefit prior service cost and gain or loss, net	5.4	(1.1)	4.3	2.3	0.1	2.4
Other comprehensive income	$(102.9)	$8.9	$(94.0)	$104.2	$4.4	$108.6
The tables above include only the other comprehensive income (loss), net of tax, attributable to Ingersoll Rand Inc. Other comprehensive income (loss), net, attributable to noncontrolling interest holders was $0.2 million and $3.8 million for the three month periods ended September 30, 2021 and 2020, respectively, and $(2.1) million and $(1.6) million for the nine month periods ended September 30, 2021 and 2020, respectively, and related entirely to foreign currency translation adjustments.
Changes in accumulated other comprehensive income (loss) by component for the nine month periods ended September 30, 2021 and 2020 are presented in the following table(1).

	Foreign Currency Translation Adjustments, Net	Unrecognized Gains (Losses) on Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2020	$74.6	$—	$(60.4)	$14.2
Other comprehensive income (loss) before reclassifications	(98.3)	—	2.2	(96.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	2.1	2.1
Other comprehensive income (loss)	(98.3)	—	4.3	(94.0)
Divestiture of foreign subsidiaries	(1.5)	—	—	(1.5)
Balance as of September 30, 2021	$(25.2)	$—	$(56.1)	$(81.3)

Table of Content

	Foreign Currency Translation Adjustments, Net	Unrecognized Gains (Losses) on Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2019	$(193.6)	$(10.9)	$(51.5)	$(256.0)
Other comprehensive income (loss) before reclassifications	95.3	(3.0)	0.7	93.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	13.9	1.7	15.6
Other comprehensive income	95.3	10.9	2.4	108.6
Balance as of September 30, 2020	$(98.3)	$—	$(49.1)	$(147.4)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
Reclassifications out of accumulated other comprehensive income (loss) for the nine month periods ended September 30, 2021 and 2020 are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the Nine Month Period Ended September 30,		Affected Line(s) in the Statement Where Net Income is Presented
	2021	2020
Loss on cash flow hedges (interest rate swaps)	$—	$18.5	Interest expense
Benefit for income taxes	—	(4.6)	Benefit for income taxes
Loss on cash flow hedges (interest rate swaps), net of tax	$—	$13.9

Amortization of defined benefit pension and other postretirement benefit items(1)	$2.8	$2.3	Cost of sales and Selling and administrative expenses
Benefit for income taxes	(0.7)	(0.6)	Benefit for income taxes
Amortization of defined benefit pension and other postretirement benefit items, net of tax	$2.1	$1.7

Total reclassifications for the period, net of tax	$2.1	$15.6
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

Table of Content
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
Derivative Instruments
The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020.

September 30, 2021
Derivative Classification		Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$18.9	$0.1	$—	$—	$—
Foreign currency forwards	Fair Value	21.6		—	0.1	—

December 31, 2020
Derivative Classification		Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$230.5	$2.9	$—	$—	$—
Foreign currency forwards	Fair Value	51.2	—	—	0.7	—
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
Losses on derivatives designated as cash flow hedges included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2021 and 2020 are as presented in the table below.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2021	2020	2021	2020
Interest rate swap contracts
Loss recognized in AOCI on derivatives	$—	$(0.1)	$—	$(4.4)
Loss reclassified from AOCI into income (effective portion)(1)	—	(5.3)	—	(18.5)
(1)Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income were included within “Interest expense” in the Condensed Consolidated Statements of Operations.
As of September 30, 2021, the Company has no interest rate swap contracts. Our previous interest rate swap contracts expired during the third quarter of 2020 and the remaining amounts in AOCI were reclassified to Interest expense during the same period. The Company’s LIBOR-based variable rate borrowings outstanding as of September 30, 2021 were $2,785.2 million and €592.1 million.
The Company had four foreign currency forward contracts outstanding as of September 30, 2021 with notional amounts ranging from $7.2 million to $14.4 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included within “Other operating expense, net” in the Condensed Consolidated Statements of Operations. The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the

Table of Content
net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty. It is the Company’s practice to recognize the gross amounts in the Condensed Consolidated Balance Sheets. The amount available to be netted is not material.
The Company’s gains (losses) on derivative instruments not designated as accounting hedges and total net foreign currency losses for the three and nine month periods ended September 30, 2021 and 2020 were as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2021	2020	2021	2020
Foreign currency forward contracts gains (losses)	$(2.4)	$9.1	$(2.5)	$7.0
Total foreign currency transaction gains (losses), net	(1.1)	(5.8)	13.6	(12.7)
The Company has a significant investment in consolidated subsidiaries with functional currencies other than the USD, particularly the EUR. On August 17, 2017, the Company designated its €615.0 million Original Euro Term Loan as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies until it was extinguished and replaced on February 28, 2020 by a €601.2 million Euro Term Loan, further described in Note 9 “Debt”. As of September 30, 2021, the Euro Term Loan of €592.1 million remained designated.
The Company’s gains (losses), net of income tax, associated with changes in the value of debt for the three and nine month periods ended September 30, 2021 and 2020 were as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2021	2020	2021	2020
Gain, net of income tax, recorded through other comprehensive income	$12.2	$21.9	$25.4	$22.8
The net balance of such gains (losses) included in accumulated other comprehensive income (loss) as of September 30, 2021 and 2020 was $56.2 million and $53.0 million, respectively.
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

Table of Content
The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards(1)	$—	$0.1	$—	$0.1
Trading securities held in deferred compensation plan(2)	11.4	—	—	11.4
Total	$11.4	$0.1	$—	$11.5
Financial Liabilities
Foreign currency forwards(1)	$—	$0.1	$—	$0.1
Deferred compensation plans(2)	24.8	—	—	24.8
Total	$24.8	$0.1	$—	$24.9

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards(1)	$—	$2.9	$—	$2.9
Trading securities held in deferred compensation plan(2)	9.1	—	—	9.1
Total	$9.1	$2.9	$—	$12.0
Financial Liabilities
Foreign currency forwards(1)	$—	$0.7	$—	$0.7
Deferred compensation plan(2)	25.7	—	—	25.7
Total	$25.7	$0.7	$—	$26.4
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

Table of Content
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
Disaggregation of Revenue
The following tables provide disaggregated revenue by reportable segment for the three month periods ended September 30, 2021 and 2020.

	For the Three Month Period Ended September 30, 2021
	Industrial Technologies and Services	Precision and Science Technologies	Total
Primary Geographic Markets
United States	$395.0	$109.0	$504.0
Other Americas	69.1	6.5	75.6
Total Americas	464.1	115.5	579.6
EMEIA	337.2	93.5	430.7
Asia Pacific	269.4	45.3	314.7
Total	$1,070.7	$254.3	$1,325.0
Product Categories
Original equipment	$638.4	$210.2	$848.6
Aftermarket	432.3	44.1	476.4
Total	$1,070.7	$254.3	$1,325.0
Pattern of Revenue Recognition
Revenue recognized at point in time(1)	$980.4	$252.9	$1,233.3
Revenue recognized over time(2)	90.3	1.4	91.7
Total	$1,070.7	$254.3	$1,325.0

Table of Content

	For the Three Month Period Ended September 30, 2020
	Industrial Technologies and Services	Precision and Science Technologies	Total
Primary Geographic Markets
United States	$323.0	$82.2	$405.2
Other Americas	80.1	12.5	92.6
Total Americas	403.1	94.7	497.8
EMEIA	277.7	76.7	354.4
Asia Pacific	221.8	38.5	260.3
Total	$902.6	$209.9	$1,112.5
Product Categories
Original equipment	$528.3	$179.4	$707.7
Aftermarket	374.3	30.5	404.8
Total	$902.6	$209.9	$1,112.5
Pattern of Revenue Recognition
Revenue recognized at point in time(1)	$816.7	$209.9	$1,026.6
Revenue recognized over time(2)	85.9	—	85.9
Total	$902.6	$209.9	$1,112.5
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
The following tables provide disaggregated revenue by reportable segment for the nine month periods ended September 30, 2021 and 2020.

	For the Nine Month Period Ended September 30, 2021
	Industrial Technologies and Services	Precision and Science Technologies	Total
Primary Geographic Markets
United States	$1,140.0	$310.2	$1,450.2
Other Americas	195.9	13.5	209.4
Total Americas	1,335.9	323.7	1,659.6
EMEIA	992.9	256.7	1,249.6
Asia Pacific	703.2	121.2	824.4
Total	$3,032.0	$701.6	$3,733.6
Product Categories
Original equipment	$1,790.8	$587.4	$2,378.2
Aftermarket	1,241.2	114.2	1,355.4
Total	$3,032.0	$701.6	$3,733.6
Pattern of Revenue Recognition
Revenue recognized at point in time(1)	$2,788.2	$698.7	$3,486.9
Revenue recognized over time(2)	243.8	2.9	246.7
Total	$3,032.0	$701.6	$3,733.6

Table of Content

	For the Nine Month Period Ended September 30, 2020
	Industrial Technologies and Services	Precision and Science Technologies	Total
Primary Geographic Markets
United States	$789.9	$215.2	$1,005.1
Other Americas	195.9	27.3	223.2
Total Americas	985.8	242.5	1,228.3
EMEIA	725.4	181.3	906.7
Asia Pacific	525.0	94.7	619.7
Total	$2,236.2	$518.5	$2,754.7
Product Categories
Original equipment	$1,333.5	$447.5	$1,781.0
Aftermarket	902.7	71.0	973.7
Total	$2,236.2	$518.5	$2,754.7
Pattern of Revenue Recognition
Revenue recognized at point in time(1)	$2,026.3	$518.5	$2,544.8
Revenue recognized over time(2)	209.9	—	209.9
Total	$2,236.2	$518.5	$2,754.7
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
As of September 30, 2021, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $447.3 million in the next twelve months and $422.7 million in periods thereafter. The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time and service contracts with an original duration greater than one year.
Contract Balances
The following table provides the contract balances as of September 30, 2021 and December 31, 2020 presented in the Condensed Consolidated Balance Sheets.

	September 30, 2021	December 31, 2020
Accounts receivable, net	$927.0	$861.8
Contract assets	59.1	60.4
Contract liabilities	217.5	166.2
Accounts receivable, net – Amounts due where the Company’s right to receive cash is unconditional. Customer receivables are recorded at face amount less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for

Table of Content
expected losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of customer receivables that may not be collected in the future and records the appropriate provision.
The allowance for credit losses for the three and nine month periods ended September 30, 2021 consisted of the following.

	For the Three Month Period Ended September 30, 2021	For the Nine Month Period Ended September 30, 2021
Balance at beginning of the period	$49.3	$50.9
Provision charged to expense	0.6	2.2
Write-offs, net of recoveries	(0.3)	(3.0)
Foreign currency translation and other	0.3	(0.2)
Balance at end of the period	$49.9	$49.9
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
Note 14. Income Taxes
The following table summarizes the Company’s provision for income taxes and effective income tax provision rate for the three and nine month periods ended September 30, 2021 and 2020.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2021	2020	2021	2020
Income (loss) before income taxes	$135.9	$42.8	$388.1	$(138.9)
Provision for income taxes	$2.7	$12.8	$25.8	$24.3
Effective income tax provision rate	2.0%	29.9%	6.6%	(17.5%)
The decrease in the provision for income taxes and decrease in the effective income tax provision rate for the three month period ended September 30, 2021 when compared to the same three month period of 2020 is primarily due to the benefits associated with the windfall tax deduction and foreign tax credits recognized during the third quarter of 2021.
The increase in the provision for income taxes and increase in the effective income tax provision rate for the nine month period ended September 30, 2021 when compared to the same nine month period of 2020 is primarily due to an increase in the pretax book income in jurisdictions with higher effective tax rates combined with decreased earnings in jurisdictions with lower tax rates. This rate increase was mitigated by the windfall tax deduction and foreign tax credits recognized during the third quarter of 2021.

Table of Content
Note 15. Other Operating Expense, Net
The components of “Other operating expense, net” for the three and nine month periods ended September 30, 2021 and 2020 were as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2021	2020	2021	2020
Other Operating Expense, Net
Foreign currency transaction losses (gains), net	$1.1	$5.8	$(13.6)	$12.7
Restructuring charges, net(1)	1.1	10.0	10.3	77.4
Acquisition and other transaction related expenses(2)	14.0	9.0	37.6	76.8
Other, net	1.3	0.7	2.6	3.2
Total other operating expense, net	$17.5	$25.5	$36.9	$170.1
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
Asbestos and Silica Related Litigation
The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity. “Accrued liabilities” and “Other liabilities” of the Condensed Consolidated Balance Sheets include a total litigation reserve of $125.0 million and $131.4 million as of September 30, 2021 and December 31, 2020, respectively, with regards to potential liability arising from the Company’s asbestos-related litigation. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity.
The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $132.1 million as of both September 30, 2021 and December 31, 2020, which was included in “Other assets” in the Condensed Consolidated Balance Sheets. The amounts recorded by the Company for asbestos-related liabilities and insurance recoveries are based on currently available information and assumptions that the Company believes are reasonable based on an evaluation of relevant factors. The actual liabilities or insurance recoveries could be higher or lower than those recorded if actual results vary significantly from the assumptions.
Environmental Matters
The Company has been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under U.S. federal “Superfund” or similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. The Company has undiscounted accrued liabilities of $13.0 million and $13.7 million as of September 30, 2021 and December 31, 2020, respectively, on its Condensed Consolidated Balance Sheets to the extent costs are known or can be reasonably estimated for its remaining financial obligations in relation to environmental matters and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.

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
The Chief Operating Decision Maker (“CODM”) evaluates the performance of the Company’s reportable segments based on, among other measures, Segment Adjusted EBITDA. Management closely monitors the Segment Adjusted EBITDA of each reportable segment to evaluate past performance and actions required to improve profitability. Inter-segment sales and transfers are not significant. Administrative expenses related to the Company’s corporate offices and shared service centers in North America and Europe, which includes transaction processing, accounting and other business support functions, are allocated to the business segments. Certain administrative expenses, including senior management compensation, treasury, internal audit, tax compliance, certain information technology, and other corporate functions, are not allocated to the business segments.

Table of Content
The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Income (Loss) from Continuing Operations Before Income Taxes for the three and nine month periods ended September 30, 2021 and 2020.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2021	2020	2021	2020
Revenue
Industrial Technologies and Services	$1,070.7	$902.6	$3,032.0	$2,236.2
Precision and Science Technologies	254.3	209.9	701.6	518.5
Total Revenue	$1,325.0	$1,112.5	$3,733.6	$2,754.7
Segment Adjusted EBITDA
Industrial Technologies and Services	$272.9	$216.8	$743.0	$495.4
Precision and Science Technologies	75.5	64.5	213.8	156.7
Total Segment Adjusted EBITDA	$348.4	$281.3	$956.8	$652.1
Less items to reconcile Segment Adjusted EBITDA to Income (Loss) Before Income Taxes:
Corporate expenses not allocated to segments	$34.7	$29.6	$107.0	$70.7
Interest expense	22.5	28.8	68.3	86.7
Depreciation and amortization expense (a)	101.5	116.8	307.3	294.7
Impairment of intangible assets	—	19.9	—	19.9
Restructuring and related business transformation costs (b)	3.1	10.0	12.5	79.6
Acquisition and other transaction related expenses and non-cash charges (c)	14.4	14.7	39.2	194.5
Stock-based compensation (d)	29.8	11.9	72.9	26.8
Foreign currency transaction losses (gains), net	1.1	5.8	(13.6)	12.7
Loss on extinguishment of debt (e)	9.0	—	9.0	2.0
Gain on settlement of post-acquisition contingencies (f)	—	—	(30.1)	—
Other adjustments (g)	(3.6)	1.0	(3.8)	3.4
Income (Loss) from Continuing Operations Before Income Taxes	135.9	42.8	388.1	(138.9)
Provision for income taxes	2.7	12.8	25.8	24.3
Loss on equity method investments	(2.2)	—	(2.9)	—
Income (Loss) from Continuing Operations	131.0	30.0	359.4	(163.2)
Loss from discontinued operations, net of tax	(4.2)	(0.1)	(88.1)	(20.3)
Net Income (Loss)	$126.8	$29.9	$271.3	$(183.5)
a)Depreciation and amortization expense excludes $1.0 million and $0.5 million of depreciation of rental equipment for the three month periods ended September 30, 2021 and 2020, respectively, and excludes $3.0 million and $1.4 million for the nine month periods ended September 30, 2021 and 2020, respectively.
b)Restructuring and related business transformation costs consist of the following.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2021	2020	2021	2020
Restructuring charges	$1.1	$10.0	$10.3	$77.4
Facility reorganization, relocation and other costs	2.0	—	2.0	0.5
Other, net	—	—	0.2	1.7
Total restructuring and related business transformation costs	$3.1	$10.0	$12.5	$79.6

Table of Content
c)Represents costs associated with successful and/or abandoned acquisitions and divestitures, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs) and non-cash charges and credits arising from fair value purchase accounting adjustments.
d)Represents stock-based compensation expense recognized for the three and nine month periods ended September 30, 2021 of $21.9 million and $65.0 million, respectively, and increased by $7.9 million for the three and nine month periods ended September 30, 2021, due to costs associated with employer taxes related to the All-Employee Equity Grant.
Represents stock-based compensation expense recognized for the three and nine month periods ended September 30, 2020 of $11.9 million and $27.3 million, respectively, and decreased by $0.5 million for the nine month period ended September 30, 2020, due to costs associated with employer taxes.
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
Note 18. Related Party Transactions
Affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) serve on the Company's board of directors and KKR maintained an equity interest in the Company until August 6, 2021. On August 6, 2021, KKR completed a secondary offering to sell its remaining 29,788,635 shares of common stock, of which Ingersoll Rand purchased 14,894,317 shares. KKR did not own any shares of common stock as of September 30, 2021.
Affiliates of KKR participated as a lender in the Company’s Senior Secured Credit Facilities. As of September 30, 2021, KKR held a position in the Euro Term Loan of €38.1 million and a position in the Dollar Term Loan B of $39.4 million.
The Company incurred and paid underwriting fees of $7.5 million in the nine month period ended September 30, 2020 to KKR Capital Markets LLC, an affiliate of KKR, for services rendered in connection with the term loan transactions.
Note 19. Earnings (Loss) Per Share
The number of weighted-average shares outstanding used in the computations of basic and diluted earnings (loss) per share are as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2021	2020	2021	2020
Average shares outstanding
Basic	412.3	417.6	417.1	370.8
Diluted	418.5	422.0	423.7	370.8
For the three month periods ended September 30, 2021 and 2020, 0.7 million and 5.6 million, respectively, of anti-dilutive shares were not included in the computation of diluted earnings per share. For the nine month period ended September 30, 2021, 0.7 million of anti-dilutive shares were not included in the computation of diluted earnings per share. For the nine month period ended September 30, 2020, 7.8 million of potentially dilutive stock-based awards were not included in the computation of diluted loss per share as we incurred a net loss during the period.
Note 20. Subsequent Event
On October 26, 2021, our Board of Directors declared a quarterly dividend on our common stock of $0.02 per share, to be paid on December 17, 2021 to stockholders of record as of the close of business on November 10, 2021. The Company estimates that the aggregate dividend payment will be approximately $8 million.
On October 29, 2021, the Company acquired Air Dimensions Inc. for a base purchase price of $70.5 million. The business is a manufacturer of vacuum diaphragm (positive displacement) pumps for environmental applications. Air Dimensions Inc. will be reported within the Precision and Science Technologies segment.

Table of Content
On November 2, 2021, the Company entered into an agreement to acquire Tuthill Pumps, a division of Tuthill Corporation, for $84.6 million. The business is a manufacturer of gear and piston (positive displacement) pumps that primarily serve the chemical, food and beverage, and wastewater markets. This transaction is expected to close in the fourth quarter of 2021, subject to regulatory approvals and customary closing conditions. Upon closing, Tuthill Pumps will be reported within the Precision and Science Technologies segment.

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
Recent Developments
Recent and Pending Acquisitions
On July 30, 2021, the Company acquired Maximus Solutions for cash consideration of $110.5 million. The business is a provider of digital controls and Industrial Internet of Things (IIoT) production management systems for the agritech software and controls market.
On August 31, 2021, the Company acquired Seepex GmbH (“Seepex”) for cash consideration of $481.5 million, net of cash acquired. The business is a global leader in progressive cavity pump solutions.
On October 29, 2021, the Company acquired Air Dimensions Inc. for a base purchase price of $70.5 million. The business is a manufacturer of vacuum diaphragm (positive displacement) pumps for environmental applications. Air Dimensions Inc. will be reported within the Precision and Science Technologies segment.
On November 2, 2021, the Company entered into an agreement to acquire Tuthill Pumps, a division of Tuthill Corporation, for $84.6 million. The business is a manufacturer of gear and piston (positive displacement) pumps that primarily serve the chemical, food and beverage, and wastewater markets. This transaction is expected to close in the fourth quarter of 2021, subject to regulatory approvals and customary closing conditions. Upon closing, Tuthill Pumps will be reported within the Precision and Science Technologies segment.
Our Segments
As a result of the HPS and SVT transactions described in Note 2 “Discontinued Operations” to our unaudited condensed consolidated financial statements, the Company now operates with two reportable segments: Industrial Technologies and Services and Precision and Science Technologies. See Note 17 “Segment Results” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a description of the remaining reportable segments.
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

Table of Content
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
Precision and Science Technologies
We design, manufacture and market a broad range of highly-specialized positive displacement pumps, fluid management systems and aftermarket parts that provide liquid and gas dosing, transfer, dispensing, compression, sampling, pressure management and flow control in specialized or critical applications. Our product offering covers a range of pump and flow control technologies, including mechanically- and hydraulically-actuated diaphragm pumps, air-operated diaphragm and piston pumps, water-powered pumps, peristaltic pumps, gear pumps, flexible impeller pumps, self-priming centrifugal pumps, syringe pumps, motion control components, filtration/regulation/lubrication components, gas boosters, high pressure valves, hydrogen compression systems, liquid and gas sampling systems, odorant injection systems and more. These offerings are sold under brands that are highly recognized in their end markets including ARO, Dosatron, Haskel, Milton Roy, Oberdorfer, Seepex, Thomas, Welch and YZ. Our customer base is composed of a wide range of end users in markets including medical, laboratory, industrial manufacturing, water and waste water, chemical processing, energy, food and beverage, agriculture and others. Our sales are realized primarily through a combination of independent specialty and national distributors and relationships directly with original equipment manufacturers (“OEM”).
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

Table of Content
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
Selling and Administrative Expenses
Selling and administrative expenses consist of (i) salaries and other employee-related expenses for our selling and administrative functions and other activities not associated with the manufacture of products or delivery of services to customers; (ii) facility operating expenses for selling and administrative activities, including office rent, maintenance, depreciation and insurance; (iii) marketing and direct costs of selling products and services to customers including internal and external sales commissions; (iv) research and development expenditures; (v) professional and consultant fees; (vi) expenses related to our public stock offerings and to establish public company reporting compliance; (vii) employee related stock-based compensation for our selling and administrative functions and other activities not associated with the manufacture of products or delivery of services to customers; and (viii) other miscellaneous expenses. Certain corporate expenses, including those related to our shared service centers in North America and Europe, that directly benefit our businesses are allocated to our business segments. Certain corporate administrative expenses, including corporate executive compensation, treasury, certain information technology, internal audit and tax compliance, are not allocated to the business segments.
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

Table of Content
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
Foreign Currency Fluctuations
A significant portion of our revenues, approximately 59% for the nine month period ended September 30, 2021, was denominated in currencies other than the U.S. dollar. Because much of our manufacturing facilities and labor force costs are outside of the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.
Factors Affecting the Comparability of our Results of Operations
As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Key factors affecting the comparability of our results of operations are summarized below.
Acquisition of Ingersoll Rand Industrial
On February 29, 2020, we completed the acquisition of Ingersoll Rand Industrial. Ingersoll Rand Industrial is included in our results of operations beginning on the acquisition date (close of business February 29, 2020). Comparability between the nine month periods ended September 30, 2021 and 2020 will be affected by two months of activity from Ingersoll Rand Industrial.
See Note 3 “Business Combinations” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further discussion of the acquisition of Ingersoll Rand Industrial.
Impact of Coronavirus (COVID-19)
We continue to monitor the spread of COVID-19 and its variants and manage the impacts of the pandemic on our global business and our stakeholders. Demand for our products was negatively impacted throughout the majority of 2020 as a result of the pandemic. Demand began to improve in the fourth quarter of 2020 and accelerated in the first half of 2021. Order rates remained strong during the third quarter of 2021.
Market conditions related to the pandemic and the subsequent economic improvements have contributed to challenges in our global supply chain. Inflationary conditions have negatively impacted the costs we pay for raw materials, labor and logistics. We have also experienced a higher-than-normal rate of delays and shortages in a wide variety of commodities and components we purchase from suppliers. We continue to mitigate these supply chain pressures through various means, including by implementing price increases for our products and services and through increased coordination with suppliers to ensure availability of raw materials. However, we expect these supply chain conditions to continue in the near term.
We are adhering to all state and country mandates and guidelines wherever we operate. All of our major manufacturing locations are currently operational. The degree to which the pandemic and the related market conditions will continue to impact our business is uncertain. See “The COVID-19 pandemic has adversely affected our business and results of operations, and could have a material and adverse effect on our business, results of operations and financial condition in the future” in Part I Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
For the three month period ended September 30, 2021, expense of $1.1 million was recognized within “Other operating expense, net” in the Condensed Consolidated Statements of Operations ($1.0 million for Industrial Technologies and Services and $0.1 million for Corporate). For the nine month period ended September 30, 2021, expense of $10.3 million was recognized within

Table of Content
“Other operating expense, net” in the Condensed Consolidated Statements of Operations ($5.2 million for Industrial Technologies and Services, $0.1 million for Precision and Science Technologies and $5.0 million for Corporate). Through September 30, 2021, we recognized expense related to the 2020 Plan of $75.5 million, $7.0 million, and $11.0 million for Industrial Technologies and Services, Precision and Science Technologies, and Corporate, respectively.
Outlook
Industrial Technologies and Services Segment
The mission-critical nature of our products across manufacturing processes drives a demand environment and outlook that are correlated with global and regional industrial production, capacity utilization and long-term GDP growth. Economic conditions remain uncertain with regard to COVID-19, and its impact on end markets, however, recent order rates have improved as markets strengthened and gained greater visibility to vaccine roll-out strategies in various regions. In the third quarter of 2021, we had $1,231.3 million of orders in our Industrial Technologies and Services segment, an increase of 36.5% over the third quarter of 2020.
Precision and Science Technologies Segment
During the COVID-19 pandemic, the Precision and Science Technologies segment has seen increased demand for our vacuum pump and compressor solutions used in respirator and ventilator applications. Demand of other products and services which had been negatively impacted in 2020 have begun to recover in 2021 as markets strengthened and gained greater visibility to vaccine roll-out strategies in various regions. In the third quarter of 2021, we had $266.3 million of orders in our Precision and Science Technologies segment, an increase of 37.0% over the third quarter of 2020.
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

Table of Content
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
The following table presents selected Consolidated Results of Operations of our business for the three and nine month periods ended September 30, 2021 and 2020.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2021	2020	2021	2020
Condensed Consolidated Statement of Operations:
Revenues	$1,325.0	$1,112.5	$3,733.6	$2,754.7
Cost of sales	810.7	682.5	2,254.5	1,812.8
Gross profit	514.3	430.0	1,479.1	941.9
Selling and administrative expenses	252.6	218.6	772.1	567.1
Amortization of intangible assets	80.3	97.0	244.8	240.1
Impairment of intangible assets	—	19.9	—	19.9
Other operating expense, net	17.5	25.5	36.9	170.1
Operating income (loss)	163.9	69.0	425.3	(55.3)
Interest expense	22.5	28.8	68.3	86.7
Loss on extinguishment of debt	9.0	—	9.0	2.0
Other income, net	(3.5)	(2.6)	(40.1)	(5.1)
Income (loss) before income taxes	135.9	42.8	388.1	(138.9)
Provision for income taxes	2.7	12.8	25.8	24.3
Loss on equity method investments	(2.2)	—	(2.9)	—
Income (Loss) from Continuing Operations	131.0	30.0	359.4	(163.2)
Loss from discontinued operations, net of tax	(4.2)	(0.1)	(88.1)	(20.3)
Net income (loss)	126.8	29.9	271.3	(183.5)
Less: Net income attributable to noncontrolling interests	0.8	0.4	1.8	1.4
Net income (loss) attributable to Ingersoll Rand Inc.	$126.0	$29.5	$269.5	$(184.9)

Percentage of Revenues:
Gross profit	38.8%	38.7%	39.6%	34.2%
Selling and administrative expenses	19.1%	19.6%	20.7%	20.6%
Operating income (loss)	12.4%	6.2%	11.4%	(2.0)%
Income (loss) from continuing operations	9.9%	2.7%	9.6%	(5.9)%
Adjusted EBITDA	23.7%	22.6%	22.8%	21.1%

Other Financial Data:
Adjusted EBITDA (1)	$313.7	$251.7	$849.8	581.4
Adjusted Net Income (1)	238.6	152.3	601.4	330.1
Cash flows - operating activities	146.1	193.9	380.9	390.2
Cash flows - investing activities	(608.8)	(38.2)	(841.0)	(18.2)
Cash flows - financing activities	(1,132.1)	(19.0)	(1,142.2)	317.9
Free Cash Flow (1)	130.8	187.5	339.7	361.1
(1)See the “Non-GAAP Financial Measures” section for a reconciliation to comparable GAAP measure.

Table of Content
Revenues
Revenues for the three month period ended September 30, 2021 were $1,325.0 million, an increase of $212.5 million, or 19.1%, compared to $1,112.5 million for the same three month period in 2020. The increase in revenues was primarily due to higher organic volumes of $108.3 million, higher pricing of $40.8 million, acquisitions of $39.9 million and favorable impact of foreign currencies of $23.5 million. Organic volume growth included the adverse impact of COVID-19 in the three month period ended September 30, 2020. The percentage of consolidated revenues derived from aftermarket parts and services was 36.0% in the three month period ended September 30, 2021 compared to 36.4% in the same three month period in 2020.
Revenues for the nine month period ended September 30, 2021 were $3,733.6 million, an increase of $978.9 million, or 35.5%, compared to $2,754.7 million for the same nine month period in 2020. The increase in revenues was primarily due to acquisitions of $461.2 million, higher organic volumes of $314.9 million, favorable impact of foreign currencies of $115.9 million and higher pricing of $86.9 million. Organic volume growth included the adverse impact of COVID-19 in the nine month period ended September 30, 2020. The percentage of consolidated revenues derived from aftermarket parts and services was 36.3% in the nine month period ended September 30, 2021 compared to 35.3% in the same nine month period in 2020.
Gross Profit
Gross profit for the three month period ended September 30, 2021 was $514.3 million, an increase of $84.3 million, or 19.6%, compared to $430.0 million for the same three month period in 2020, and as a percentage of revenues was 38.8% for the three month period ended September 30, 2021 and 38.7% for the same three month period in 2020. The increase in gross profit is primarily due to higher organic volumes and higher pricing discussed above.
Gross profit for the nine month period ended September 30, 2021 was $1,479.1 million, an increase of $537.2 million, or 57.0%, compared to $941.9 million for the same nine month period in 2020, and as a percentage of revenues was 39.6% for the nine month period ended September 30, 2021 and 34.2% for the same nine month period in 2020. The increase in gross profit is primarily due to acquisitions, including Ingersoll Rand Industrial, and the runoff of the fair valuation adjustments related to purchase price allocation from inventory into cost of sales in the 2020 period that did not recur in the 2021 period. The increase in gross profit as a percentage of revenues is primarily due to the runoff of the fair valuation adjustments related to purchase price allocation from inventory into cost of sales in the 2020 period that did not recur in the 2021 period.
Selling and Administrative Expenses
Selling and administrative expenses were $252.6 million for the three month period ended September 30, 2021, an increase of $34.0 million, or 15.6%, compared to $218.6 million for the same three month period in 2020. Selling and administrative expenses as a percentage of revenues decreased to 19.1% for the three month period ended September 30, 2021 from 19.6% in the same three month period in 2020. The increase in selling and administrative expenses is primarily due to increased incentive compensation.
Selling and administrative expenses were $772.1 million for the nine month period ended September 30, 2021, an increase of $205.0 million, or 36.1%, compared to $567.1 million for the same nine month period in 2020. Selling and administrative expenses as a percentage of revenues increased to 20.7% for the nine month period ended September 30, 2021 from 20.6% in the same nine month period in 2020. The increase in selling and administrative expenses is primarily due to acquisitions, including Ingersoll Rand Industrial and increased incentive compensation.
Amortization of Intangible Assets
Amortization of intangible assets was $80.3 million for the three month period ended September 30, 2021, a decrease of $16.7 million, compared to $97.0 million in the same three month period in 2020. The decrease was primarily due to certain intangible assets, primarily backlog, related to the acquisition of Ingersoll Rand Industrial becoming fully amortized during the second quarter of 2021.
Amortization of intangible assets was $244.8 million for the nine month period ended September 30, 2021, an increase of $4.7 million, compared to $240.1 million in the same nine month period in 2020. The increase was primarily due to the amortization of intangible assets related to the acquisition of Ingersoll Rand Industrial, partially offset by certain intangible assets, primarily backlog, also related to the acquisition of Ingersoll Rand Industrial becoming fully amortized during the period.
Other Operating Expense, Net
Other operating expense, net was $17.5 million for the three month period ended September 30, 2021, a decrease of $8.0 million, compared to $25.5 million in the same three month period in 2020. The decrease was primarily due to lower restructuring charges

Table of Content
of $8.9 million and lower foreign currency transaction losses, net of $4.7 million, partially offset by higher acquisition and other transaction related expenses and non-cash charges of $5.0 million.
Other operating expense, net was $36.9 million for the nine month period ended September 30, 2021, a decrease of $133.2 million, compared to $170.1 million in the same nine month period in 2020. The decrease was primarily due to lower restructuring charges of $67.1 million, lower acquisition and other transaction related expenses and non-cash charges of $39.2 million, and higher foreign currency transaction gains, net of $26.3 million.
Interest Expense
Interest expense was $22.5 million for the three month period ended September 30, 2021, a decrease of $6.3 million, compared to $28.8 million in the same three month period in 2020. The decrease was primarily due to a decrease in the weighted-average interest rate. The weighted average interest rate was approximately 2.0% for the three month period ended September 30, 2021 and 2.8% in the same period in 2020.
Interest expense was $68.3 million for the nine month period ended September 30, 2021, a decrease of $18.4 million, compared to $86.7 million in the same nine month period in 2020. The decrease was primarily due to the weighted average interest rate decreasing to approximately 2.0% for the nine month period ended September 30, 2021 when compared to 3.8% in the same period in 2020.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $9.0 million for the three and nine month periods ended September 30, 2021, which was related to the payoff of the Dollar Term Loan Series A.
Loss on extinguishment of debt was $2.0 million for the nine month period ended September 30, 2020, which was related to the refinancing of the Original Dollar Term Loan and the Original Euro Term Loan.
Other Income, Net
Other income, net was $3.5 million and $2.6 million in the three month periods ended September 30, 2021 and 2020, respectively. The increase was primarily due to a gain on benefit plan settlement.
Other income, net was $40.1 million and $5.1 million in the nine month periods ended September 30, 2021 and 2020, respectively. The increase was primarily due to a gain on post close settlements.
Provision for Income Taxes
The provision for income taxes was $2.7 million resulting in a 2.0% effective income tax provision rate for the three month period ended September 30, 2021, compared to a provision for income taxes of $12.8 million resulting in a 29.9% effective income tax provision rate in the same three month period in 2020. The decrease in the tax provision for the three month period ended September 30, 2021 is primarily due to the benefits associated with the windfall tax deduction and foreign tax credits recognized during this quarter of 2021.
The provision for income taxes was $25.8 million resulting in a 6.6% effective income tax provision rate for the nine month period ended September 30, 2021, compared to a provision for income taxes of $24.3 million resulting in a (17.5)% effective income tax provision rate in the same nine month period in 2020. The increase in the tax provision for the nine month period ended September 30, 2021 is primarily due to an increase in the pretax book income in jurisdictions with higher effective tax rates combined with decreased earnings in jurisdictions with lower tax rates. This rate increase was mitigated by the windfall tax deduction and foreign tax credits recognized during this quarter of 2021.
Net Income (Loss)
Net income was $126.8 million for the three month period ended September 30, 2021 compared to net income of $29.9 million in the same three month period in 2020. The increase in net income was primarily due to higher gross profit on increased revenues, lower amortization of intangible assets, lower provision for income taxes, decreased other operating expenses, net and lower interest expense, partially offset by higher selling and administrative expenses and loss on extinguishment of debt.
Net income was $271.3 million for the nine month period ended September 30, 2021 compared to net loss of $183.5 million in the same nine month period in 2020. The change in net income (loss) was primarily due to higher gross profit on increased revenues, decreased other operating expenses, net, increased other income, net, and lower interest expense, partially offset by higher selling

Table of Content
and administrative expenses, lower income from discontinued operations (see “―Results of Discontinued Operations” below) and higher loss on extinguishment of debt.
Adjusted EBITDA
Adjusted EBITDA increased $62.0 million to $313.7 million for the three month period ended September 30, 2021 compared to $251.7 million in the same three month period in 2020. Adjusted EBITDA as a percentage of revenues increased 110 basis points to 23.7% for the three month period ended September 30, 2021 from 22.6% for the same three month period in 2020. The increase in Adjusted EBITDA was primarily due to higher organic sales volume of $42.5 million, higher pricing of $40.8 million and favorable impact of foreign currencies of $6.7 million, partially offset by higher selling and administrative expenses of $25.7 million. The increase in Adjusted EBITDA as a percentage of revenues is primarily attributable to higher pricing and productivity related actions implemented subsequent to the acquisition of Ingersoll Rand Industrial including procurement initiatives, Innovate 2 Value (“I2V”) initiatives and structural selling and administrative cost actions, partially offset by higher incentive compensation.
Adjusted EBITDA increased $268.4 million to $849.8 million for the nine month period ended September 30, 2021 compared to $581.4 million in the same nine month period in 2020. Adjusted EBITDA as a percentage of revenues increased 170 basis points to 22.8% for the nine month period ended September 30, 2021 from 21.1% for the same nine month period in 2020. The increase in Adjusted EBITDA was primarily due to acquisitions, including Ingersoll Rand Industrial, of $114.8 million, higher organic sales volume of $122.7 million, higher pricing of $86.9 million and favorable impact of foreign currencies of $30.7 million, partially offset by higher selling and administrative expenses of $77.6 million. The increase in Adjusted EBITDA as a percentage of revenues is primarily attributable to higher pricing, productivity related actions implemented subsequent to the acquisition of Ingersoll Rand Industrial including procurement initiatives, I2V initiatives and structural selling and administrative cost actions, partially offset by higher incentive compensation.
Adjusted Net Income
Adjusted Net Income increased $86.3 million to $238.6 million for the three month period ended September 30, 2021 compared to $152.3 million in the same three month period in 2020. The increase was primarily due to increased Adjusted EBITDA, a lower income tax provision, as adjusted and lower interest expense.
Adjusted Net Income increased $271.3 million to $601.4 million for the nine month period ended September 30, 2021 compared to $330.1 million in the same nine month period in 2020. The increase was primarily due to increased Adjusted EBITDA and lower interest expense, partially offset by higher depreciation expense and higher amortization of non-acquisition related intangible assets.

Table of Content
Non-GAAP Financial Measures
Set forth below are the reconciliations of Net Income (Loss) to Adjusted EBITDA and Adjusted Net Income and Cash Flows from Operating Activities to Free Cash Flow.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2021	2020	2021	2020
Net Income (Loss)	$126.8	$29.9	$271.3	$(183.5)
Less: Income (loss) from discontinued operations	(7.6)	5.3	73.1	10.6
Less: Income tax benefit (provision) from discontinued operations	3.4	(5.4)	(161.2)	(30.9)
Income (loss) from continuing operations, net of tax	131.0	30.0	359.4	(163.2)
Plus:
Interest expense	22.5	28.8	68.3	86.7
Provision for income taxes	2.7	12.8	25.8	24.3
Depreciation expense (a)	21.2	19.8	62.5	54.6
Amortization expense (b)	80.3	97.0	244.8	240.1
Impairment of intangible assets	—	19.9	—	19.9
Restructuring and related business transformation costs (c)	3.1	10.0	12.5	79.6
Acquisition related expenses and non-cash charges (d)	14.4	14.7	39.2	194.5
Stock-based compensation (e)	29.8	11.9	72.9	26.8
Foreign currency transaction losses (gains), net	1.1	5.8	(13.6)	12.7
Loss on equity method investments	2.2	—	2.9	—
Loss on extinguishment of debt (f)	9.0	—	9.0	2.0
Gain on settlement of post-acquisition contingencies (g)	—	—	(30.1)	—
Other adjustments (h)	(3.6)	1.0	(3.8)	3.4
Adjusted EBITDA	$313.7	$251.7	$849.8	$581.4
Minus:
Interest expense	$22.5	$28.8	$68.3	$86.7
Income tax provision, as adjusted (i)	27.2	48.8	104.8	104.9
Depreciation expense	21.2	19.8	62.5	54.6
Amortization of non-acquisition related intangible assets	4.2	2.0	12.8	5.1
Adjusted Income from Continuing Operations, Net of Tax	$238.6	$152.3	$601.4	$330.1
Free Cash Flow from Continuing Operations:
Cash flows - operating activities	$146.1	$193.9	$380.9	$390.2
Minus:
Capital expenditures	15.3	6.4	41.2	29.1
Free Cash Flow from Continuing Operations	$130.8	$187.5	$339.7	$361.1
(a)Depreciation expense excludes $1.0 million and $0.5 million of depreciation of rental equipment for the three month periods ended September 30, 2021 and 2020, respectively, and excludes $3.0 million and $1.4 million for the nine month periods ended September 30, 2021 and 2020.
(b)Represents $76.1 million and $95.0 million of amortization of intangible assets arising from the acquisition of Ingersoll Rand Industrial and other acquisitions (customer relationships, technology, tradenames and backlog) and $4.2 million and $2.0 million of amortization of non-acquisition related intangible assets, in each case for the three month periods ended September 30, 2021 and 2020, respectively.
Represents $232.0 million and $235.0 million of amortization of intangible assets arising from the acquisition of Ingersoll Rand Industrial and other acquisitions (customer relationships, technology, tradenames and backlog) and $12.8 million and $5.1 million of amortization of non-acquisition related intangible assets, in each case for the nine month periods ended September 30, 2021 and 2020, respectively.

Table of Content
(c)Restructuring and related business transformation costs consisted of the following.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2021	2020	2021	2020
Restructuring charges	$1.1	$10.0	$10.3	$77.4
Facility reorganization, relocation and other costs	2.0	—	2.0	0.5
Other, net	—	—	0.2	1.7
Total restructuring and related business transformation costs	$3.1	$10.0	$12.5	$79.6
(d)Represents costs associated with successful and/or abandoned acquisitions and divestitures, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs), and non-cash charges and credits arising from fair value purchase accounting adjustments.
(e)Represents stock-based compensation expense recognized for the three and nine month periods ended September 30, 2021 of $21.9 million and $65.0 million, respectively, and increased by $7.9 million for the three and nine month periods ended September 30, 2021, due to costs associated with employer taxes related to the All-Employee Equity Grant.
Represents stock-based compensation expense recognized for the three and nine month periods ended September 30, 2020 of $11.9 million and $27.3 million, decreased by $0.5 million for the nine month period ended September 30, 2020 due to costs associated with employer taxes.
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
The income tax provision, as adjusted for each of the periods presented below consisted of the following.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2021	2020	2021	2020
Provision for income taxes	$2.7	$12.8	$25.8	$24.3
Tax impact of pre-tax income adjustments	24.8	36.0	69.4	84.6
Discrete tax items	(0.3)	—	9.6	(4.0)
Income tax provision, as adjusted	$27.2	$48.8	$104.8	$104.9
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
Segment Results for the Three and Nine Month Periods Ended September 30, 2021 and 2020
The following tables display Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments.

Table of Content
Industrial Technologies and Services Segment Results

	For the Three Month Period Ended September 30,		Percent Change
	2021	2020	2021 vs. 2020
Segment Revenues	$1,070.7	$902.6	18.6%
Segment Adjusted EBITDA	$272.9	$216.8	25.9%
Segment Margin	25.5%	24.0%	150	bps
Segment Revenues for the three month period ended September 30, 2021 were $1,070.7 million, an increase of $168.1 million, or 18.6%, compared to $902.6 million in the same three month period in 2020. The increase in Segment Revenues was due to higher organic volumes of $94.8 million or 10.5%, higher pricing of $33.7 million or 3.7%, favorable impact of foreign currencies of $20.3 million or 2.2%, and acquisitions of $19.3 million or 2.1%. Organic volume growth included the adverse impact of COVID-19 in the three month period ended September 30, 2020. The percentage of Segment Revenues derived from aftermarket parts and service was 40.4% in the three month period ended September 30, 2021 compared to 41.5% in the same three month period in 2020.
Segment Adjusted EBITDA for the three month period ended September 30, 2021 was $272.9 million, an increase of $56.1 million, or 25.9%, from $216.8 million in the same three month period in 2020. Segment Adjusted EBITDA Margin increased 150 basis points to 25.5% from 24.0% in 2020. The increase in Segment Adjusted EBITDA was primarily due to higher organic sales volume of $36.5 million or 16.8%, higher pricing of $33.7 million or 15.5%, favorable impact of foreign currencies of $5.8 million or 2.7%, and acquisitions of $6.1 million or 2.8%, partially offset by higher selling and administrative costs of $20.1 million or 9.3%.

	For the Nine Month Period Ended September 30,		Percent Change
	2021	2020	2021 vs. 2020
Segment Revenues	$3,032.0	$2,236.2	35.6%
Segment Adjusted EBITDA	$743.0	$495.4	50.0%
Segment Margin	24.5%	22.2%	230	bps
Segment Revenues for the nine month period ended September 30, 2021 were $3,032.0 million, an increase of $795.8 million, or 35.6%, compared to $2,236.2 in the same nine month period in 2020. The increase in Segment Revenues was primarily due to acquisitions, including of Ingersoll Rand Industrial, of $356.4 million or 15.9%, higher organic volume of $267.6 million or 12.0%, favorable impact of foreign currencies of $97.3 million or 4.4% and higher pricing of $74.5 million or 3.3%. Organic volume growth included the adverse impact of COVID-19 in the nine month period ended September 30, 2020. The percentage of Segment Revenues derived from aftermarket parts and service was 40.9% in the nine month period ended September 30, 2021 compared to 40.4% in the same nine month period in 2020.
Segment Adjusted EBITDA for the nine month period ended September 30, 2021 was $743.0 million, an increase of $247.6 million, or 50.0%, from $495.4 million in the same nine month period in 2020. Segment Adjusted EBITDA Margin increased 230 bps to 24.5% from 22.2% in 2020. The increase in Segment Adjusted EBITDA was primarily due to higher organic sales volumes of $101.3 million or 20.4%, acquisitions, including Ingersoll Rand Industrial, of $88.8 million or 17.9%, higher pricing of $74.5 million or 15.0%, favorable impact of foreign currencies of $25.8 million or 5.2%, and productivity related procurement and I2V initiatives of $5.6 million or 1.1%, partially offset by higher selling and administrative costs of $42.8 million or 8.6%.
Precision and Science Technologies Segment Results

	For the Three Month Period Ended September 30,		Percent Change
	2021	2020	2021 vs. 2020
Segment Revenues	$254.3	$209.9	21.2%
Segment Adjusted EBITDA	$75.5	$64.5	17.1%
Segment Margin	29.7%	30.7%	(100)	bps

Table of Content
Segment Revenues for the three month period ended September 30, 2021 were $254.3 million, an increase of $44.4 million, or 21.2%, compared to $209.9 million in the same three month period in 2020. The increase in Segment Revenues was primarily due to acquisitions of $20.6 million or 9.8%, higher organic volume of $13.5 million or 6.4%, higher pricing of $7.1 million or 3.4%, and favorable impact of foreign currencies of $3.2 million or 1.5%. Organic volume growth included the adverse impact of COVID-19 in the three month period ended September 30, 2020. The percentage of Segment Revenues derived from aftermarket parts and service was 17.3% in the three month period ended September 30, 2021 compared to 14.5% in the same three month period in 2020.
Segment Adjusted EBITDA for the three month period ended September 30, 2021 was $75.5 million, an increase of $11.0 million, or 17.1%, from $64.5 million in the same three month period in 2020. Segment Adjusted EBITDA Margin decreased 100 basis points to 29.7% from 30.7% in 2020. The increase in Segment Adjusted EBITDA was primarily due to higher pricing of $7.1 million or 11.0%, higher organic sales volume of $6.0 million or 9.3%, acquisitions of $3.0 million or 4.7%, and favorable impact of foreign currencies of $1.2 million or 1.9%, partially offset by higher selling and administrative costs of $4.3 million or 6.7%.

	For the Nine Month Period Ended September 30,		Percent Change
	2021	2020	2021 vs. 2020
Segment Revenues	$701.6	$518.5	35.3%
Segment Adjusted EBITDA	$213.8	$156.7	36.4%
Segment Margin	30.5%	30.2%	30	bps
Segment Revenues for the nine month period ended September 30, 2021 were $701.6 million, an increase of $183.1 million, or 35.3%, compared to $518.5 million in the same nine month period in 2020. The increase in Segment Revenues was primarily due to acquisitions, including Ingersoll Rand Industrial, of $104.8 million or 20.2%, higher organic volume of $47.3 million or 9.1%, favorable impact of foreign currencies of $18.6 million or 3.6% and higher pricing of $12.4 million or 2.4%. Organic volume growth included the adverse impact of COVID-19 in the nine month period ended September 30, 2020. The percentage of Segment Revenues derived from aftermarket parts and service was 16.3% in the nine month period ended September 30, 2021 compared to 13.7% in the same nine month period in 2020.
Segment Adjusted EBITDA for the nine month period ended September 30, 2021 was $213.8 million, an increase of $57.1 million, or 36.4%, from $156.7 million in the same nine month period in 2020. Segment Adjusted EBITDA Margin increased 30 bps to 30.5% from 30.2% in 2020. The increase in Segment Adjusted EBITDA was primarily due to acquisitions, including Ingersoll Rand Industrial, of $28.0 million or 17.9%, higher organic sales volume of $21.4 million or 13.7%, higher pricing of $12.4 million or 7.9%, and favorable impact of foreign currencies of $6.7 million or 4.3%, partially offset by higher selling and administrative costs of $6.4 million or 4.1%.

Table of Content
Results of Discontinued Operations
Results of Discontinued Operations - SVT
The following table presents selected Consolidated Results of Operations of our business for the three and nine month periods ended September 30, 2021 and 2020.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2021	2020	2021	2020
Revenues	$4.4	$191.1	$428.7	$495.3
Cost of sales	4.2	140.4	319.1	379.1
Gross profit	0.2	50.7	109.6	116.2
Selling and administrative expenses	0.3	18.8	35.6	44.8
Amortization of intangible assets	—	11.3	10.4	26.2
(Gain) loss on sale	3.9	—	(252.8)	—
Other operating expense, net	1.8	0.2	18.0	0.9
Income (loss) before income taxes	(5.8)	20.4	298.4	44.3
Provision (benefit) for income taxes	(1.5)	8.2	168.2	38.2
Income (Loss) from Discontinued Operations	$(4.3)	$12.2	$130.2	$6.1
Revenues
Revenues for the three month period ended September 30, 2021 were $4.4 million, a decrease of $186.7 million, or 97.7%, compared to $191.1 million in the same three month period in 2020. The decrease in revenues from discontinued operations was primarily due to the sale being substantially completed on June 1, 2021.
Revenues for the nine month period ended September 30, 2021 were $428.7 million, a decrease of $66.6 million, or 13.4%, compared to $495.3 million in the same nine month period in 2020. The decrease in revenues from discontinued operations was primarily due to five months of activity for the nine month period ended September 30, 2021 compared to seven months in the same nine month period in 2020.
Gross Profit
Gross profit for the three month period ended September 30, 2021 was $0.2 million, a decrease of $50.5 million, or 99.6%, compared to $50.7 million for the same three month period in 2020, and as a percentage of revenues was 4.5% for the three month period ended September 30, 2021 and 26.5% for the same three month period in 2020. The decrease in gross profit is primarily due to the sale being substantially completed on June 1, 2021 as described above.
Gross profit for the nine month period ended September 30, 2021 was $109.6 million, a decrease of $6.6 million, or 5.7%, compared to $116.2 million for the same nine month period in 2020, and as a percentage of revenues was 25.6% for the nine month period ended September 30, 2021 and 23.5% for the same nine month period in 2020. The decrease in gross profit is primarily due to five months of activity for the nine month period ended September 30, 2021 compared to seven months in the same nine month period in 2020 as described above.
Gain on Sale
Gain on sale for the nine month period ended September 30, 2021 of $252.8 million and was due to the purchase price exceeding the carrying value of the SVT business.
Other Operating Expense (Income), Net
Other operating expense (income), net was $1.8 million for the three month period ended September 30, 2021, an increase of $1.6 million, compared to $0.2 million in the same three month period in 2020. The increase was primarily due to higher separation related expenses and non-cash charges of $1.8 million.

Table of Content
Other operating expense, net was $18.0 million for the nine month period ended September 30, 2021, an increase of $17.1 million, compared to $0.9 million in the same nine month period in 2020. The increase was primarily due to higher separation related expenses and non-cash charges of $18.0 million, partially offset by lower restructuring charges of $0.9 million.
Provision (Benefit) for Income Taxes
The benefit for income taxes was $1.5 million resulting in a 25.9% effective income tax rate for the three month period ended September 30, 2021, compared to a provision for income taxes of $8.2 million resulting in a 40.2% effective income tax rate in the same three month period in 2020. The decrease in the tax provision for the three month period ended September 30, 2021 is primarily due to one-time discrete items associated with the sale of the SVT business.
The provision for income taxes was $168.2 million resulting in a 56.4% effective income tax rate for the nine month period ended September 30, 2021, compared to a provision for income taxes of $38.2 million resulting in a 86.2% effective income tax rate in the same nine month period in 2020. The increase in the tax provision for the nine month period ended September 30, 2021 is primarily due to one-time discrete items associated with the sale of the SVT business.
Results of Discontinued Operations - HPS
The following table presents selected Consolidated Results of Operations of our business for the three and nine month periods ended September 30, 2021 and 2020.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2021	2020	2021	2020
Revenues	$2.6	$31.6	$68.0	$149.5
Cost of sales	2.4	30.3	56.8	121.1
Gross profit	0.2	1.3	11.2	28.4
Selling and administrative expenses	0.2	8.2	5.1	36.8
Amortization of intangible assets	—	5.9	2.4	17.7
Loss on sale	—	—	211.7	—
Other operating expense, net	1.8	2.3	17.3	7.6
Loss before income taxes	(1.8)	(15.1)	(225.3)	(33.7)
Benefit for income taxes	(1.9)	(2.8)	(7.0)	(7.3)
Income (Loss) from Discontinued Operations	$0.1	$(12.3)	$(218.3)	$(26.4)
Revenues
Revenues for the three month period ended September 30, 2021 were $2.6 million, a decrease of $29.0 million, or 91.8%, compared to $31.6 million in the same three month period in 2020. The decrease in revenues from discontinued operations was primarily due to the sale of substantially all of the HPS business on April 1, 2021.
Revenues for the nine month period ended September 30, 2021 were $68.0 million, a decrease of $81.5 million, or 54.5%, compared to $149.5 million in the same nine month period in 2020. The decrease in revenues from discontinued operations was primarily due to three months of activity for the nine month period ended September 30, 2021 compared to nine months in the same nine month period in 2020.
Gross Profit
Gross profit for the three month period ended September 30, 2021 was $0.2 million, a decrease of $1.1 million, or 84.6%, compared to $1.3 million for the same three month period in 2020, and as a percentage of revenues was 7.7% for the three month period ended September 30, 2021 and 4.1% for the same three month period in 2020. The decrease in gross profit is primarily due to the revenue decline described above.
Gross profit for the nine month period ended September 30, 2021 was $11.2 million, a decrease of $17.2 million, or 60.6%, compared to $28.4 million for the same nine month period in 2020, and as a percentage of revenues was 16.5% for the nine month period ended September 30, 2021 and 19.0% for the same nine month period in 2020. The decrease in gross profit is primarily due to the revenue decline described above.

Table of Content
Loss on Sale
Loss on sale for the nine month period ended September 30, 2021 of $211.7 million was a charge taken to reduce the carrying value of the HPS business to the estimated fair value of the net proceeds and residual equity interest from the transaction.
Other Operating Expense, Net
Other operating expense, net was $1.8 million for the three month period ended September 30, 2021, a decrease of $0.5 million, compared to $2.3 million in the same three month period in 2020. The decrease was primarily due to lower restructuring charges of $2.0 million, partially offset by expenses incurred in connection with the separation of $1.8 million.
Other operating expense, net was $17.3 million for the nine month period ended September 30, 2021, an increase of $9.7 million, compared to $7.6 million in the same nine month period in 2020. The increase was primarily due to expenses incurred in connection with the separation of $15.6 million, partially offset by lower restructuring charges of $5.5 million.
Provision (Benefit) for Income Taxes
The benefit for income taxes was $1.9 million resulting in a 105.6% effective income tax rate for the three month period ended September 30, 2021, compared to a benefit for income taxes of $2.8 million resulting in a 18.5% effective income tax rate in the same three month period in 2020. The decrease in the tax benefit for the three month period ended September 30, 2021 is primarily due to one-time discrete items associated with the sale of the HPS business.
The benefit for income taxes was $7.0 million resulting in a 3.1% effective income tax rate for the nine month period ended September 30, 2021, compared to a benefit for income taxes of $7.3 million resulting in a 21.7% effective income tax rate in the same nine month period in 2020. The decrease in the tax benefit for the nine month period ended September 30, 2021 is primarily due to one-time discrete items associated with the sale of the HPS business.
Liquidity and Capital Resources
Our investment resources include cash on hand, cash generated from operations and borrowings under our Revolving Credit Facility. We also have the ability to seek additional secured and unsecured borrowings, subject to Credit Agreement restrictions.
On September 30, 2021, we elected to prepay the Dollar Term Loan Series A outstanding balance of $396.0 million using cash on hand. See the description of the debt prepayment made on September 30, 2021 in Note 9 “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.
As of September 30, 2021, we had $50.8 million of outstanding letters of credit written against the Revolving Credit Facility and $1,049.2 million of unused availability.
See the description of these line-of-credit resources in Note 10 “Debt” to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended December 31, 2020 and Note 9 “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
As of September 30, 2021, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.
Liquidity
A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$2,033.0	$1,750.9

Short-term borrowings and current maturities of long-term debt	$40.1	$40.4
Long-term debt	3,422.2	3,859.1
Total debt	$3,462.3	$3,899.5
We can increase the borrowing availability under the Senior Secured Credit Facilities by up to $1,600.0 million in the form of additional commitments under the Revolving Credit Facility and/or incremental term loans plus an additional amount so long as

Table of Content
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
A substantial portion of our cash is in jurisdictions outside the United States. We do not assert ASC 740-30 (formerly APB 23) indefinite reinvestment of our historical non-U.S. earnings or future non-U.S. earnings. The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States. Our deferred income tax liability as of September 30, 2021 was $47.4 million which primarily consisted of withholding taxes.
Working Capital

	September 30, 2021	December 31, 2020
Net Working Capital:
Current assets of continuing operations:
Current assets	$4,030.9	$3,862.1
Less: Assets of discontinued operations - current	28.0	337.4
Current assets of continuing operations	4,002.9	3,524.7
Current liabilities of continuing operations:
Current liabilities	1,632.6	1,498.6
Less: Liabilities of discontinued operations - current	27.2	212.9
Current liabilities of continuing operations	1,605.4	1,285.7
Net working capital of continuing operations	$2,397.5	$2,239.0

Operating Working Capital:
Accounts receivable and contract assets	$986.1	$922.2
Plus: Inventories (excluding LIFO)	854.8	707.9
Less: Accounts payable	632.9	536.4
Less: Contract liabilities (current)	216.3	164.6
Operating working capital	$991.7	$929.1
Net working capital of continuing operations increased $158.5 million to $2,397.5 million as of September 30, 2021 from $2,239.0 million as of December 31, 2020. Operating working capital increased $62.6 million to $991.7 million as of September 30, 2021 from $929.1 million as of December 31, 2020. The increase in operating working capital is primarily due to

Table of Content
higher inventories and higher accounts receivable, partially offset by higher accounts payable, higher contract liabilities and lower contract assets.
The increase in accounts receivable was primarily due to the increase in revenue in the third quarter of 2021 compared to the fourth quarter of 2020 and to acquisitions completed in 2021. The decrease in contract assets was primarily due to the timing of revenue recognition and billing on our overtime contracts. The increase in inventories was primarily due to additions to inventory in anticipation of increased demand for certain products and to acquisitions completed in 2021. The increase in accounts payable was primarily due to the timing of vendor cash disbursements. The increase in contract liabilities was primarily due to the timing of customer milestone payments for in-process engineered to order contracts.
Cash Flows
The following table reflects the major categories of cash flows for the nine month periods ended September 30, 2021 and 2020, respectively.

	For the Nine Month Period Ended September 30,
	2021	2020
Cash flows from (used in) continuing operations:
Cash flows from operating activities	$380.9	$390.2
Cash flows used in investing activities	(841.0)	(18.2)
Cash flows from (used in) financing activities	(1,142.2)	317.9
Cash flows from discontinued operations	1,901.9	108.0
Free cash flow(1)	339.7	361.1
(1)See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the nearest GAAP measure.
Operating Activities
Cash provided by operating activities decreased $9.3 million to $380.9 million for the nine month period ended September 30, 2021 from $390.2 million in the same nine month period in 2020. This decrease is attributable to an increase in cash paid for income taxes of $230.9 and cash paid for inventories, partially offset by an increase in income from continuing operations. The increase in cash paid for taxes is primarily due to a taxable gain realized on the sale of Club Car. Net cash provided by continuing operations also includes the receipt of a $49.5 million payment from Trane Technologies in the third quarter of 2021 upon finalizing post-closing steps of the Ingersoll Rand Industrial transaction.
Investing Activities
Cash used in investing activities included capital expenditures of $41.2 million and $29.1 million for the nine month periods ended September 30, 2021 and 2020, respectively. Net cash paid in a business combination was $809.3 million in the nine month period ended September 30, 2021 and cash acquired in business combinations for the nine month period ended September 30, 2020 was $9.4 million.
Financing Activities
Cash used in financing activities of $1,142.2 million for the nine month period ended September 30, 2021 primarily reflected purchases of treasury stock of $736.5 million and repayments of long term debt of $425.7 million, partially offset by proceeds from stock option exercises of $20.0 million.
Cash provided by financing activities of $317.9 million for the nine month period ended September 30, 2020 primarily reflected proceeds from long-term debt of $1,980.1 million offset by repayments of long-term debt of $1,609.2 million, payments of debt issuance costs of $47.4 million and payments to acquire noncontrolling interests of $14.9 million.
Discontinued Operations
Cash provided by discontinued operations increased $1,793.9 million to $1,901.9 million for the nine month period ended September 30, 2021 from $108.0 million in the same nine month period in 2020, primarily due to proceeds from sale of discontinued operations.

Table of Content
Free Cash Flow
Free cash flow decreased $21.4 million to $339.7 million in the nine month period ended September 30, 2021 from $361.1 million in the same nine month period in 2020 due to decreased cash provided by operating activities and higher capital expenditures.
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
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 16 “Contingencies” to the condensed consolidated financial statements included elsewhere in this Form 10-Q. We believe that as of September 30, 2021, there have been no material changes to the environmental matters disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020.
Recent Accounting Pronouncements
The information set forth in Note 1 “Basis of Presentation and Recent Accounting Pronouncements” to our condensed consolidated financial statements under Part 1 Item 1 “Financial Statements” under the heading “Recently Issued Accounting Pronouncements” is incorporated herein by reference.

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
As of September 30, 2021, there have been no material changes to our market risk assessment previously disclosed in the annual report on Form 10-K for the fiscal year ended December 31, 2020.

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
ITEM 1A.    RISK FACTORS
As of September 30, 2021, there have been no material changes to our risk factors included in our annual report on Form 10-K for the year ended December 31, 2020.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Purchases
The following table contains detail related to the repurchase of our common stock based on the date of trade during the three month period ended September 30, 2021.

2021 Third Quarter Months	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
July 1, 2021 - July 31, 2021	55,588	$48.61	—	$—
August 1, 2021 - August 31, 2021	14,894,755	$49.05	—	$750,000,000
September 1, 2021 - September 30, 2021	516	$53.61	—	$750,000,000
(1)The Company repurchased 14,894,317 shares of common stock at $49.05 per share in connection with the underwritten offering completed on August 6, 2021. All other shares purchased during the three month period ended September 30, 2021 were in connection with net exercises of stock options or the surrender to us of shares of common stock to satisfy tax withholding obligations in connection with the vesting of certain restricted stock units.
(2)The average price paid per share includes brokerage commissions.
(3)On August 24, 2021, our Board of Directors approved a share repurchase program which authorized the repurchase of up to $750.0 million of the Company's outstanding common stock.
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

Date: November 5, 2021	INGERSOLL RAND INC.

	By:	/s/ Michael J. Scheske
Name: Michael J. Scheske
Vice President and Corporate Controller (Principal Accounting Officer)