Form 10-K
period 2021-12-31
Ingersoll Rand Inc.
filed 2022-02-25
CIK 1699150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021, or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2021 was approximately $18.9 billion based on the closing price of such common equity on the New York Stock Exchange on such date.
The registrant had outstanding 407,967,909 shares of Common Stock, par value $0.01 per share, as of February 18, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

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
See Note 4 “Business Combinations” of Notes to Consolidated Financial Statements for additional information related to the Ingersoll Rand Industrial transaction.
Our Company
We are a global market leader with a broad range of innovative and mission-critical air, fluid, energy and medical technologies, providing services and solutions to increase industrial productivity and efficiency. We manufacture one of the broadest and most complete ranges of compressor, pump, vacuum and blower products in our markets, which, when combined with our global geographic footprint and application expertise, allows us to provide differentiated product and service offerings to our customers. Our products are sold under more than 40 market-leading brands, including Ingersoll Rand and Gardner Denver, which we believe are globally recognized in their respective end-markets and known for product quality, reliability, efficiency and superior customer service. We are driven by an entrepreneurial spirit and ownership mindset, dedicated to helping make life better for our employees, customers and communities.
These attributes, along with over 160 years of engineering heritage, generate strong brand loyalty for our products and foster long-standing customer relationships, resulting in leading market positions within each of our operating segments. We have sales in all major geographic markets and our diverse customer base utilizes our products across a wide array of end-markets, including industrial manufacturing, energy, transportation, medical and laboratory sciences, food and beverage packaging and chemical processing.
Our products and services are critical to the processes and systems in which they are utilized, which are often complex and function in harsh conditions where the cost of failure or downtime is high. However, our products typically represent only a small portion of the costs of the overall systems or functions that they support. As a result, our customers place a high value on our application expertise, product reliability and the responsiveness of our service. To support our customers and market presence, we maintain significant global scale with 61 key manufacturing facilities, approximately 39 complementary service and repair centers across six continents and approximately 16,000 employees worldwide as of December 31, 2021.
The process-critical nature of our product applications, coupled with the standard wear and tear replacement cycles associated with the usage of our products, generates opportunities to support customers with our broad portfolio of aftermarket parts, consumables and services. Customers place a high value on minimizing any time their operations are offline. As a result, the availability of replacement parts, consumables and our repair and support services are key components of our value proposition. Our large installed base of products provides a recurring revenue stream through our aftermarket parts, consumables and services offerings. As a result, our aftermarket revenue is significant, representing 36.2% of total Company revenue and approximately 40.7% of our Industrial Technologies and Services segment’s revenue in 2021.
Our Segments
As a result of the HPS and SVT transactions described in Note 3 “Discontinued Operations” to our audited consolidated financial statements included elsewhere in this Form 10-K, the Company now operates with two reportable segments: Industrial Technologies and Services and Precision and Science Technologies.
Industrial Technologies and Services
We design, manufacture, market and service a broad range of air and gas compression, vacuum and blower products, fluid transfer equipment, loading systems, power tools and lifting equipment, including associated aftermarket parts, consumables and services. We primarily sell under the Ingersoll Rand, Gardner Denver, Nash, CompAir, Elmo Rietschle, Robuschi, Emco Wheaton and Runtech Systems brands. Our customers deploy our products across a wide array of technologies and applications for use in diverse end-markets. Compressors are used to increase the pressure of air or gas, vacuum products are used to remove air or gas in order to reduce the pressure below atmospheric levels, and blower products are used to produce a high volume of air or gas at low pressure. Almost every manufacturing and industrial facility, and many service and process industry applications, use air compression, vacuum and blower products in a variety of process-critical applications such as the operation of pneumatic tools, pumps and motion control components, air and gas separation, vacuum packaging of food products and aeration of waste water, among others. Our liquid ring vacuum pumps and compressors are used in many power generation, mining, oil and gas refining and processing, chemical processing and general industrial applications including flare gas and vapor recovery, geothermal gas removal, vacuum de-aeration, water extraction in mining and paper and chlorine compression in petrochemical operations. Our engineered loading systems and fluid transfer equipment ensure the safe handling and transfer of crude oil, liquefied natural gas, compressed natural gas, chemicals, and bulk materials. Our power tools and lifting equipment portfolio includes electric and cordless fastening systems, pneumatic bolting tools, drilling and material removal tools, hoists, winches and ergonomic handling devices. Typical applications for these products include the precision fastening of bolted joints in the production, assembly and servicing of industrial machinery, on-highway and off-highway vehicles, aircraft, electronics and other equipment.
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
Precision and Science Technologies
We design, manufacture and market a broad range of highly-specialized positive displacement pumps, fluid management systems, accessories and aftermarket parts that provide liquid and gas dosing, transfer, dispensing, compression, sampling, pressure management and flow control in specialized or critical applications. Our offerings cover a range of pump and flow control technology types. This includes diaphragm pumps, piston pumps, water-powered pumps, peristaltic pumps, gear pumps, vane pumps, progressive cavity pumps, syringe pumps, gas boosters, hydrogen compression systems, automated liquid handling systems, odorant injection systems, controls, software and other related components and accessories. These offerings are sold under brands that are highly recognized in their end markets including Air Dimensions, Albin, ARO, Dosatron, Haskel, LMI, Maximus, Milton Roy, MP, Oberdorfer, Seepex, Thomas, Welch, Williams, Zinnser Analytic and YZ. Our customer base is composed of a wide range of end users in markets including medical, life sciences, industrial manufacturing, water and waste water, chemical processing, energy, food and beverage, agriculture and others. Our sales are realized primarily through a combination of independent specialty and national distributors and relationships directly with original equipment manufacturers (“OEM”), Engineering, Procurement and Construction (“EPC”) companies and end users.
Recent Developments
Sale of Majority Interest in HPS Business
On February 14, 2021, the Company entered into an agreement to sell a majority interest in its High Pressure Solutions (“HPS”) business to private equity firm American Industrial Partners. In exchange for its majority interest of 55%, the Company received cash of $278.3 million at closing and retains a 45% common equity interest in the newly-formed entity comprising the HPS business. This transaction was substantially completed on April 1, 2021.
The historical financial results of the HPS Segment are reflected in our consolidated financial statements as discontinued operations. Refer to Note 3 “Discontinued Operations” to our consolidated financial statements for additional discussion of the sale of the HPS segment.
Sale of Special Vehicle Technologies Segment
On April 9, 2021, the Company entered into an agreement to sell its Specialty Vehicle Technologies segment (“SVT” or “Club Car”) to private equity firm Platinum Equity Advisors, LLC for an aggregate purchase price of $1.68 billion. This transaction was substantially completed on June 1, 2021.
The historical financial results of the SVT Segment are reflected in our consolidated financial statements as discontinued operations. Refer to Note 3 “Discontinued Operations” to our consolidated financial statements for additional discussion of the SVT divestiture.
Recent Acquisitions
On January 31, 2021, the Company acquired the Vacuum and Blower Systems division of Tuthill Corporation for cash consideration of $184.0 million. The business operates under the tradenames M-D Pneumatics and Kinney Vacuum Pumps and is a leader in the design and manufacture of positive displacement blowers, mechanical vacuum pumps, vacuum boosters and engineered blower and vacuum systems.
On July 30, 2021, the Company acquired Maximus Solutions for cash consideration of $111.0 million. The business is a provider of digital controls and Industrial Internet of Things (IIoT) production management systems for the agritech market.
On August 31, 2021, the Company acquired Seepex GmbH (“Seepex”) for cash consideration of $482.1 million, net of cash acquired. The business is a global leader in progressive cavity pump solutions.
On October 29, 2021, the Company acquired Air Dimensions Inc. for a base purchase price of $70.6 million. The business is a manufacturer of vacuum diaphragm pumps for environmental applications.
On November 2, 2021, the Company acquired Tuthill Pumps, a division of Tuthill Corporation, for $85.5 million. The business is a manufacturer of gear and piston pumps that primarily serve the chemical, food and beverage, and wastewater markets.

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
Positive Displacement (PD) Pumps
Positive displacement pumps are essential to highly specialized flow applications across many industries. We are a market leader in positive displacement, covering the main technology types including diaphragm, vane, piston, progressive cavity, peristaltic and gear. In the medical and life sciences end-market, our gas and liquid pumps are used for a wide range of applications, such as aspirators, blood analyzers, compression therapy, dialysis machines, gas monitors, ventilators, and scientific instrumentation within in vitro diagnostics and R&D laboratories. In the water and environmental end-market, our pumps and related equipment are used for water treatment in municipal and industrial facilities such as in dosing and sludge transfer. In agriculture, our pumps are used for nutrient and medicine dosing to livestock, plants and medicinals. In the emerging market of hydrogen powered vehicles, we are a leader in refueling stations that utilize our unique heritage in industrial gas compression pumps. Finally in the general industrial end-market, our pumps and accessories serve a broad range of niche applications such as in the handling of abrasive or chemically active fluids as well as gases.
Controls and Software
Equipment controls and software are of increasing importance in our flow control applications for both the optimization of current systems as well as to enable the anticipated Industrial Internet of Things (“IIOT”) evolution. In the agriculture market, we sell controllers and software that monitor and control the main functions within livestock and greenhouse facility operations with the benefit of reducing cost and improving yield. In natural gas pipelines and distribution, we sell monitoring devices connected to cloud-based software for real time monitoring of odor injection pumping systems which enhances safety and reduces costs. Similarly, on our positive displacement progressive cavity sludge pumps, we sell monitoring devices and cloud-based software for real-time pump health and performance monitoring, which prevents costly downtime in water treatment plants as well as in industrial installations.
Robotics
Our automated liquid handling products, which includes syringe pumps and accessories, are integrated into large-scale, automated liquid handling systems used within clinical, pharmaceutical and environmental applications. These automated systems provide accurate and efficient dosing, sampling and handling of critical fluids at increasingly ultra-low flow levels, which are required in lab and life science applications.
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
Precision and Science Technologies
Competition in the market served by our Precision and Science Technologies segment is primarily based on product quality and performance, as most products must be qualified by the customer for a particular use. Further, there is an increasing demand for more efficient healthcare solutions, which is driving the adoption of premium and high performance systems. Our primary competitors include Dover Corporation, Graco, IDEX Corporation, KNF Neuberger, Inc., Netzsch, NOV, SPX Flow, Thermo Fisher Scientific, and Watson-Marlow, Inc., as well as other regional and local manufacturers.
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
Our customer base is diverse, and we did not have any customers that individually provided more than 1% of 2021 consolidated revenues.
Patents, Tradenames, and Other Intellectual Property
We rely on a combination of intellectual property rights, including patents, tradenames, copyrights, trade secrets and contractual provisions to protect our intellectual property. While in the aggregate our more than 1,700 patents and our tradenames are of considerable importance to the manufacture and marketing of many of our products, we believe that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees than on any individual patent or tradename, and therefore we do not consider any single patent or tradename, group of patents or tradenames, copyright or trade secret to be material to our business as a whole, except for the Ingersoll Rand and Gardner Denver tradenames. We have registered our tradenames in the countries we deem necessary or in our best interest. We also rely upon trade secret protection for our confidential and proprietary information and techniques, and we routinely enter into confidentiality agreements with our employees as well as our suppliers and other third parties receiving such information.
Pursuant to tradename license agreements, Cooper Industries has exclusive rights to use the Gardner Denver tradename for certain power tools and their components, meaning that we are prevented from using this mark in connection with those products.

Raw Materials and Suppliers
We purchase a wide variety of raw materials to manufacture our products. Our most significant commodity exposures are to cast iron, aluminum and steel. Additionally, we purchase a large number of motors and, therefore, are also exposed to changes in the price of copper, which is a primary component of motors. Most of our raw materials are generally available from a number of suppliers. We have a limited number of long-term contracts with some suppliers of key components, but we believe that our sources of raw materials and components are reliable and adequate for our needs. In response to recent tightness in the supply chain and in order to improve continuity of supply, for select materials and components, we have expanded our supplier network in areas we have historically sole sourced. We continue to use single sources of supply for certain castings, motors and other select engineered components. A disruption in deliveries from a given supplier could therefore have an adverse effect on our ability to meet commitments to our customers. Nevertheless, we believe that we have appropriately balanced this risk against the cost of maintaining a greater number of suppliers. Moreover, we have sought, and will continue to seek, cost reductions in purchases of materials and supplies by consolidating purchases and pursuing alternate sources of supply.
Human Capital Management
As of December 31, 2021, we had approximately 16,000 employees of which approximately 4,800 are located in the United States. Of those employees located outside of the United States, a significant portion are represented by works councils and labor unions; of those employees located in the United States, approximately 250 are represented by labor unions. We believe that our current relations with employees are satisfactory.
We evaluate several metrics to ensure the ongoing effectiveness of our human capital management practices, including voluntary turnover and engagement. In 2021, our voluntary turnover was 11.6% and 8.8% for hourly and salaried employees, respectively. In 2020, our voluntary turnover was 7.4% and 6.9% for hourly and salaried employees, respectively.
We introduced a new performance management and development process, which places a heavy emphasis on manager engagement and employee ownership. We highlight employee development and engagement as a standard part of our employee experience.
We have both a performance management process and a development planning process that are connected to reinforce the importance of continuous improvement over time. Our performance management and development planning process begins in January with setting aligned objectives and areas of development, and is then reviewed formally at mid-year and year-end. We track completion of each phase through our human resources system, to ensure that each employee discusses performance and professional development with the respective manager. We evaluate performance both in terms of what is accomplished (through metric achievement) and how it is accomplished (per our competencies), providing a more holistic view of effectiveness within the Company. Similarly, development plans are tied to descriptions and resources associated with our “Professional Contributor” and “People Leader” competencies. We believe that all employees have the right to develop and that such employee development will differentiate us as a company in the marketplace. Our development process is employee led, supported by managers and company enabled.
Health & Safety
Our Environmental, Health, and Safety culture is focused on ensuring the health of our employees by eliminating risks of serious injuries, illness and fatalities through the application of rigorous standards, controls, inspections and audits to help ensure that our operations and premises comply with national and local regulations.
In response to COVID-19, we implemented various measures to protect the health and safety of our employees and customers including work-from-home requirements (where practical), social distancing, contact tracing, enhanced hygiene education and deep-cleaning protocols at all of our facilities as well as travel restrictions, among other measures, complying with applicable governmental regulations and guidance.
Competitive Pay, Benefits and Equity
Our compensation and benefits philosophy is centered on two key fundamentals: (1) building long-term value and aligning to our stakeholders, and (2) driving employee engagement. We are committed to providing competitive pay, benefits, and equity that are valuable and meaningful to our employees. We provide a competitive total compensation package with a significant portion designed to foster a culture of ownership. In 2021, we announced that all new hires, regardless of level in the Company, will be eligible for a long-term equity grant. It is our goal to foster an environment where employees can think and act like owners.

Diversity, Equity & Inclusion
Ingersoll Rand’s Diversity, Equity and Inclusion (“DE&I”) commitment for our employees, partners and communities has been our focus over the past two years with a clear vision, measurable goals and specific levers to set the direction of our efforts:
•To be a DE&I leader within our industry that mirrors the communities and customers we serve. We will leverage diversity, equity and inclusion to exceed our business goals, attract and retain the best talent, and address today’s global challenges.
•To connect to our value of fostering inspired teams, we cultivate diversity, promote equity and pursue a more inclusive culture that strengthens the sense of belonging for all. We expect individuals to uphold these aspirations with humility, integrity and respect.
To solidify a successful execution of our strategy, we established a road map prioritizing initiatives through 2025 using our IRX process to build global accountability and timely execution.
In terms of diverse representation, we have two focus areas: (1) underrepresented populations in the United States and (2) women globally. Our current employee base consists of 16% underrepresented populations in the U.S. with a 2025 target to increase to 30%. Globally, women represent 22.6% of our employees, which exceeded our first year target of 22.25%, and keeps us on track to reach our stated goal of 25% by 2025. Our promotion rates have increased, surpassing our goal of 40% with a current promotion rate of 40.9%.
Ingersoll Rand expanded our employee inclusion groups to build stronger global connections, advocate for positive change and foster an inclusive culture in the organization. An executive leader sponsors each of the following groups and provides guidance to establish goals in support of our company strategies, culture and values to their global members:
•Black Employee Network Inclusion Group
•Veterans Inclusion Group
•Women Inclusion Group
•Hispanic/LatinX Organization of Leadership and Advancement
•Four regional inclusion groups (Europe and Asia Pacific)
•One DE&I council in Latin America
We deployed our unconscious bias training to more than 70% of our salaried employees and conducted personalized sessions to leaders on “DE&I Matters.” We have launched our next phase to train hourly employees, adapting the content to “Respect in the Workplace.” We continue creating a safe space for employees by participating in our “Lean into Change” sessions where social and cultural sensitive conversations occur, fostering trust, transparency and community. Profiles in Diversity Journal recognized our “Lean into Change” initiative by awarding us a Top 10 Innovations in Diversity Award.
Talent Development and Employee Engagement
We are committed to continuously improving the development and engagement of all employees in the company. To support the development of our employees, we have several resources and programs to enable their continued growth and development. All of our offerings are grounded in our values and strategies which are reflected in our competencies. We introduced an executive level program this past year called “Lead Like an Owner” to set the standard of leadership and build succession at the top of the organization. In addition, there were several new manager programs deployed by region to ensure that those who are new to managing people have the skills and capabilities to succeed. We have online learning content that can be accessed around the globe for a variety of topics and have recently initiated several mentoring programs to allow our own internal experts to teach and guide others. As mentioned above, our development planning process is tied to our performance management system which will ensure all employees have development conversations with their manager throughout the year.
Our employee engagement efforts have also produced substantive progress this year. Our last Connections/Engagement survey in October 2021 achieved a 91% participation rate, resulting in a 78% engagement level. While the overall market trended down with respect to employee engagement in 2021, we were able to make gains and maintain them throughout the year. All of our questions scored above the manufacturing benchmark collected by our engagement survey partner, with our key satisfaction measure scoring in the top 20%. One aspect that is central to our engagement strategy is to make all employees true owners of the Company. To that end, we also announced a process by which all new or acquired employees, like existing employees, will receive stock in the Company after one year of employment. We feel that the combination of a solid strategy, strong values and clear expectations, coupled with true employee ownership, provides us strong engagement and a competitive edge.

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
ITEM 1A. RISK FACTORS
The following risk factors as well as the other information included in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto should be carefully considered. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. The selected risks described below, however, are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations.
Risks Related to Our Business
The COVID-19 pandemic could have a material and adverse effect on our business, results of operations and financial condition in the future.
COVID-19 is a continuously evolving situation that has and could continue to impact the global economy in adverse or unpredictable ways. Our operating results will be subject to fluctuations based on general economic conditions, and the extent to which COVID-19 may ultimately impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the geographic spread of the disease, the emergence of variants, availability of vaccines and treatments and the duration of the outbreak and business closures or business disruptions for our Company, our suppliers and our customers.
The scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on our business, operating results, cash flows and/or financial condition, described in the other risk factors contained in this report. For example, we have exposure to the risks associated with instability in the global economy and financial markets, which may negatively impact our revenues, liquidity, suppliers and customers. Our financial performance depends, in large part, on conditions in the markets we serve and on the general condition of the global economy, which impacts these markets. The impact of the COVID-19 pandemic has, at times, caused a decrease in demand for our products and services. A sustained weakness in demand for our products and services resulting from a contraction or uncertainty in the global economy due to the impact of the COVID-19 pandemic could adversely impact its revenues and profitability. In addition, the impact of the COVID-19 pandemic on the financial condition of our customers has and could in the future make them unable to pay for a product or service when payments become due, or they may decide not to pay us, either as a matter of corporate decision-making or in response to changes in local laws and regulations. Although historically not material, we cannot be certain that, in the future, expenses or losses for uncollectible amounts will not have a material adverse effect on our revenues, earnings and cash flows. Further, we sell a significant portion of our products through independent distributors and sales representatives. The loss of, or disruption in, our distribution network in connection with the COVID-19 pandemic could have a negative impact on our abilities to ship products, meet customer demand and otherwise operate our business. In addition to the foregoing, the COVID-19 pandemic could also exacerbate or trigger other risks discussed herein, any of which could have a material and adverse effect on our business, results of operations and financial condition.
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
For the year ended December 31, 2021, approximately 61% of our revenues were from customers in countries outside of the United States. We have manufacturing facilities in Germany, the United Kingdom, China, Italy, India and other countries. We intend to continue to expand our international operations to the extent that suitable opportunities become available. Non-U.S. operations and United States export sales could be adversely affected as a result of: political or economic instability in certain countries; differences in foreign laws, including increased difficulties in protecting intellectual property and uncertainty in enforcement of contract rights; credit risks; currency fluctuations, in particular, changes in currency exchange rates between the U.S. dollar, Euro, British Pound and the Chinese Renminbi; exchange controls; changes in and uncertainties with respect to tariffs and import/export trade restrictions (including changes in United States trade policy toward other countries, such as the imposition of tariffs and the resulting consequences), as well as other changes in political policy in the United States, China, the U.K. and certain European countries (including the impacts of the U.K.’s national referendum resulting in the U.K.’s withdrawal from the European Union); royalty and tax increases; nationalization of private enterprises; civil unrest and protests, strikes, acts of terrorism, war or other armed conflict; shipping products during times of crisis or war; and other factors inherent in foreign operations.

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
Our shareholders, customers and employees continue to expect a more proactive response to environmental, social, and governance (“ESG”) matters. We may incur increased costs and may be exposed to new risks responding to these higher expectations. The Company has emphasized its commitment to making a positive impact on our shared planet with the announcement of environmental goals with respect to greenhouse gas emissions, renewable energy, water usage and landfill waste. We may face reputational challenges in the event that we are unable to achieve these goals or our ESG standards do not meet those set by certain constituencies. These reputational challenges could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our results of operations are subject to exchange rate and other currency risks. A significant movement in exchange rates could adversely impact our results of operations and cash flows.
We conduct our business in many different currencies. A significant portion of our revenue, approximately 59% for the year ended December 31, 2021, is denominated in currencies other than the U.S. dollar. Accordingly, currency exchange rates, and in particular unfavorable movement in the exchange rates between U.S. dollars and Euros, British Pounds and Chinese Renminbi, affect our operating results. The effects of exchange rate fluctuations on our future operating results are unpredictable because of the number of currencies in which we do business and the potential volatility of exchange rates. We are also subject to the risks of currency controls and devaluations. Although historically not significant, if currency controls were enacted in countries where the Company generates significant cash balances, these controls may limit our ability to convert currencies into U.S. dollars or other currencies, as needed, or to pay dividends or make other payments from funds held by subsidiaries in the countries imposing such controls, which could adversely affect our liquidity. Currency devaluations could also negatively affect our operating margins and cash flows.
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
Our primary raw materials, directly and indirectly, are cast iron, aluminum and steel. We also purchase a large number of motors and, therefore, also have exposure to changes in the price of copper, which is a primary component of motors. We have long-term contracts with only a few suppliers of key components. Consequently, we are vulnerable to fluctuations in prices and availability of such raw materials. Factors such as supply and demand, freight costs and transportation availability, inventory levels of brokers and dealers, the level of imports and general economic conditions may affect the price and availability of raw materials. In addition, we use single sources of supply for certain iron castings, motors and other select engineered components that are critical in the manufacturing of our products. We have experienced disruptions to our supply deliveries for raw materials and component parts due to reasons related to the pandemic and other recent economic conditions and may experience further supply disruptions. Any such disruption could have a material adverse effect on our ability to timely meet our commitments to customers and, therefore, our operating results.

Acquisitions and integrating such acquisitions create certain risks and may affect our operating results.
We have acquired multiple businesses in recent years and will continue to pursue acquisition of businesses or assets in the future. The acquisition and integration of businesses or assets involves a number of risks. The core risks are valuation (negotiating a fair price for the business), integration (managing the process of integrating the acquired company’s people, products, technology and other assets to extract the value and synergies projected to be realized in connection with the acquisition), regulation (obtaining necessary regulatory or other government approvals that may be necessary to complete acquisitions) and diligence (identifying undisclosed or unknown liabilities or restrictions that will be assumed in the acquisition).
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
The loss or reduction of significant contracts with any of our key customers could result in a material decrease of our future profitability and cash flows. In addition, the consolidation or vertical integration of key customers may result in the loss of certain customer contracts or impact demand or competition for our products. Any changes in such customers’ purchasing practices, or decline in such customers’ financial condition, may have a material adverse impact on our business, results of operations and financial condition. Some of our customers are significantly larger than we are, have greater financial and other resources and also have the ability to purchase products from our competitors. As a result of their size and position in the marketplace, some of our customers have significant purchasing leverage and could cause us to materially reduce the price of our products, which could have a material adverse effect on our revenue and profitability. We are unable to predict what effect consolidation in our customers’ industries could have on prices, capital spending by customers, selling strategies, competitive position, our ability to retain customers or our ability to negotiate favorable agreements with customers.
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
The anticipated benefits of the Ingersoll Rand Industrial acquisition may not be realized fully or at all and may take longer to realize than expected. The integration process is complex, costly and time-consuming, which could adversely affect our businesses, financial results and financial condition. The merger may not result in the realization of the full benefits of anticipated cost synergies, innovation, operational efficiencies and incremental revenue growth opportunities that we expect to realize or these benefits may not be achieved within a reasonable period of time. Moreover, the combined company may be unable to implement its business strategy or retain and hire key personnel. See also “Risks Related to Our Business—Acquisitions and integrating such acquisitions create certain risks and may affect our operating results.”
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
On February 14, 2021, the Company entered into an agreement to sell its majority interest in High Pressure Solutions to private equity firm American Industrial Partners. In exchange for its majority interest of 55%, the Company received net cash proceeds of $278.3 million and retained a 45% common equity interest in the newly-formed entity comprising the HPS business. This sale was substantially completed on April 1, 2021.
On April 9, 2021, the Company entered into an agreement to sell Specialty Vehicle Technologies to private equity firm Platinum Equity Advisors, LLC (“Platinum Equity”) for $1.68 billion in cash. The sale was substantially completed on June 1, 2021.
See Note 3 “Discontinued Operations” of Notes to Consolidated Financial Statements for additional information related to these transactions.
Information systems failure or disruption, due to cyber terrorism or other actions, may adversely impact our business and result in financial loss to the Company or liability to our customers.
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
We continually seek ways to simplify or improve processes, eliminate excess capacity and reduce costs in all areas of our operations, which from time to time includes restructuring activities. We have implemented significant restructuring activities across our global manufacturing, sales and distribution footprint, which include workforce reductions and facility consolidations. We incurred restructuring charges of $13.4 million and $83.0 million in the years ended December 31, 2021 and 2020, respectively. Costs of future initiatives may be material and the savings associated with them are subject to a variety of risks, including our inability to effectively eliminate duplicative back office overhead and overlapping sales personnel, rationalize manufacturing capacity, synchronize information technology systems, consolidate warehousing and distribution facilities and shift production to more economical facilities. As a result, the contemplated costs to effect these initiatives may materially exceed estimates. The initiatives we are contemplating may require consultation with various employees, labor representatives or regulators, and such consultations may influence the timing, costs and extent of expected savings and may result in the loss of skilled employees in connection with the initiatives.

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
In 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected 2017 and 2018, including, but not limited to (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years and (2) bonus depreciation that will allow for full expensing of qualified property. The Tax Act also established new tax laws that significantly affected recent and future tax years.
While we monitor proposals and other developments that would materially impact our tax burden and/or effective tax rate and investigate our options, we could still be subject to increased taxation on a going forward basis no matter what action we undertake if certain legislative proposals or regulatory changes are enacted, certain tax treaties are amended and/or our interpretation of applicable tax or other laws is challenged and determined to be incorrect. The inability to realize any anticipated tax benefits related to our operations and corporate structure could have a material adverse impact on our results of operations, financial condition and cash flows. See Note 1 “Summary of Significant Accounting Policies” and Note 16 “Income Taxes” to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information related to our accounting for income tax matters.
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
As of December 31, 2021, we had approximately 16,000 employees of which approximately 4,800 were located in the United States. Of those employees located outside of the United States, a significant portion are represented by works councils and labor unions, and of those employees located in the United States, approximately 250 are represented by labor unions. Although we believe that our relations with employees are satisfactory and have not experienced any material work stoppages, work stoppages have occurred, and may in the future occur, and we may not be successful in negotiating new collective bargaining agreements. In addition, negotiations with our union employees may (1) result in significant increases in our cost of labor, (2) divert management’s attention away from operating our business or (3) break down and result in the disruption of our operations. The occurrence of any of the preceding conditions could impair our ability to manufacture our products and result in increased costs and/or decreased operating results.
We are a defendant in certain asbestos and silica-related personal injury lawsuits, which could adversely affect our financial condition.
We have been named as a defendant in many asbestos and silica-related personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources, and typically we are one of approximately 25 or more named defendants. We believe that, given our financial reserves and anticipated insurance recoveries, the pending and potential future lawsuits are not likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case, or other inability to collect from our historical insurers or indemnitors, could cause a different outcome. In addition, even if any damages payable by us in any individual lawsuit are not material, the aggregate damages and related defense costs could be material and could materially adversely affect our financial condition if we were to receive an adverse judgment in a number of these lawsuits. Accordingly, the resolution of pending or future lawsuits may have a material adverse effect on our consolidated financial position, results of operations or liquidity. See Note 21 “Contingencies” to our audited consolidated financial statements included elsewhere in this Form 10-K.
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
We have substantial goodwill as a result of past acquisitions. As of December 31, 2021, the net carrying value of goodwill and other intangible assets, net represented $9.9 billion, or 65%, of our total assets. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred.

Impairments, if any, could have a material adverse effect to our consolidated financial position or results of operations. In 2020, we recognized an impairment charge related to other intangible assets of $19.9 million within the Industrial Technologies and Services segment. See Note 9 “Goodwill and Other Intangible Assets” to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information related to impairment testing for goodwill and other intangible assets and the associated charges taken.
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
We use and generate hazardous substances and waste in our manufacturing operations. In addition, many of our current and former properties are, or have been, used for industrial purposes. We have been identified as a potentially responsible party with respect to several sites designated for cleanup under U.S. federal “Superfund” or similar state laws that may impose joint and several liability for cleanup of certain waste sites and for related natural resource damages. A liability on our balance sheet reflects costs that are probable and estimable for our projected financial obligations relating to these matters. If we have underestimated our remaining financial obligations, we may face greater exposure that could have an adverse effect on our financial condition, results of operations or liquidity.
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
We have both funded and unfunded pension and other postretirement benefit plans worldwide. As of December 31, 2021, our projected benefit obligations under our pension and other postretirement benefit plans exceeded the fair value of plan assets by an aggregate of approximately $194.7 million (“unfunded status”). Estimates for the amount and timing of the future funding obligations of these benefit plans are based on various assumptions. These assumptions include discount rates, rates of compensation increases, expected long-term rates of return on plan assets and expected healthcare cost trend rates. If our assumptions prove incorrect, our funding obligations may increase, which may have a material adverse effect on our financial results.
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
We have a significant amount of indebtedness. As of December 31, 2021, we had total indebtedness of $3,440.6 million, and we had availability under the Revolving Credit Facility of $1,093.4 million. Our high level of debt could have important consequences, including: making it more difficult for us to satisfy our obligations with respect to our debt; limiting our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions, or other general corporate requirements; requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions and other general corporate purposes; increasing our vulnerability to adverse changes in general economic, industry and competitive conditions; exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Senior Secured Credit Facilities, are at variable rates of interest; limiting our flexibility in planning for and reacting to changes in the industries in which we compete; placing us at a disadvantage compared to other, less leveraged competitors; increasing our cost of borrowing; and hampering our ability to execute on our growth strategy. For a complete description of the Company’s credit facilities and definitions of capitalized terms used in this section, see Note 11 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K.

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
We and our subsidiaries may be able to incur significant additional indebtedness in the future, including off-balance sheet financings, contractual obligations and general and commercial liabilities. Although the credit agreement governing the Senior Secured Credit Facilities contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. In addition, we can increase the borrowing availability under the Senior Secured Credit Facilities by up to $1,600.0 million in the form of additional commitments under the Revolving Credit Facility and/or incremental term loans plus an additional amount so long as we do not exceed a specified senior secured leverage ratio. We also can incur additional secured indebtedness under the Senior Secured Credit Facilities if certain specified conditions are met under the credit agreement governing the Senior Secured Credit Facilities. If new debt is added to our current debt levels, the related risks that we now face could intensify. For a complete description of the Company’s credit facilities and definitions of capitalized terms used in this section, see Note 11 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K.
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
We may enter into pay-fixed interest rate swap instruments from time to time to limit our exposure to changes in variable interest rates. Such instruments will result in economic losses should interest rates not rise above the pay-fixed interest rate in the derivative contracts. We will be exposed to credit-related losses which could impact the results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the credit worthiness or non-performance by the counterparties to the interest rate swaps. See Note 19 “Hedging Activities, Derivative Instruments and Credit Risk” to our audited consolidated financial statements included elsewhere in this Form 10-K.
If the financial institutions that are part of the syndicate of our Revolving Credit Facility fail to extend credit under our Revolving Credit Facility, our liquidity and results of operations may be adversely affected.
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
LIBOR and certain other floating rate benchmark indices to which our floating rate debt is tied(collectively, “IBORs”) are the subject of recent national, international and regulatory guidance and proposals for reform. On November 30, 2020, the Financial Conduct Authority of the U.K., or the FCA, announced that subject to confirmation following its consultation with the administrator of LIBOR, it would cease publication of the one-week and two-month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. Additionally, the U.S. Federal Reserve Board has advised banks to stop entering into new USD LIBOR based contracts. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the IBOR benchmarks is anticipated in coming years.
As of December 31, 2021, we had $3.4 billion of floated rate debt with maximum maturities extending past 2021 tied to IBOR benchmarks. There is currently no definitive information regarding the future utilization of any IBOR benchmark or of any particular replacement rate. In addition, any IBOR benchmark may perform differently during any phase-out period than in the past. As such, the potential effect of any such event on our cost of capital cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations and cash flows. In addition, we may need to renegotiate certain of our debt agreements with lenders, which could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant IBOR benchmark of the replacement reference rates. We are assessing the impact of a potential transition from IBOR; however, we cannot reasonably estimate the impact of the transition at this time.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters is a leased facility located at 800-A Beaty Street, Davidson, North Carolina 28036. The number of significant properties used by each of our segments is summarized by segment, type and geographic location in the tables below.

	Type of Significant Property
	Manufacturing	Warehouse	Other(3)	Total
Industrial Technologies and Services
Americas	18	2	31	51
EMEA(1)	19	1	16	36
APAC(2)	7	—	5	12
Industrial Technologies and Services Total	44	3	52	99

Precision and Science Technologies
Americas	6	1	—	7
EMEA(1)	7	—	1	8
APAC(2)	4	—	—	4
Precision and Science Technologies Total	17	1	1	19

Total (All Segments)
Americas	24	3	31	58
EMEA(1)	26	1	17	44
APAC(2)	11	—	5	16
Company Total	61	4	53	118
(1)Europe, Middle East and Africa (“EMEA”)
(2)Asia Pacific (“APAC”)
(3)Other facilities includes service centers and sales offices
Of the 118 significant properties included in the above table, 68 of the properties are leased and 50 of the properties are owned. We believe that our properties, taken as a whole, are in good operating condition and are suitable for our business operations.
ITEM 3. LEGAL PROCEEDINGS
We are a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature for a company of our size and sector. We believe that such proceedings, lawsuits and administrative actions will not materially adversely affect our operations, financial condition, liquidity or competitive position. For a detailed discussion of certain of these proceedings, lawsuits and administrative actions, see Note 21, “Contingencies” to our audited consolidated financial statements included elsewhere in this Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Stock, $0.01 par value per share, trades on the New York Stock Exchange (“NYSE”) under the symbol “IR.” As of January 31, 2022, there were 2,568 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers, and other financial institutions.
Dividend Policy
We declared and paid a dividend of $0.02 per share to the holders of our common stock in the year ended December 31, 2021. We did not declare or pay dividends to the holders of our common stock in the year ended December 31, 2020. Any future dividends will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions contained in current or future financing instruments and other factors that our board of directors deem relevant.
Company Purchases
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended December 31, 2021.

2021 Fourth Quarter Months	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1, 2021 - October 31, 2021	—	$—	—	$750,000,000
November 1, 2021 - November 30, 2021	—	$—	—	$750,000,000
December 1, 2021 - December 31, 2021	4,712	$61.85	—	$750,000,000
(1)All of the shares purchased during the quarter ended December 31, 2021 were in connection with net exercises of stock options or the surrender to us of shares of common stock to satisfy tax withholding obligations in connection with the vesting of certain restricted stock units.
(2)The average price paid per share includes brokerage commissions.
(3)On August 24, 2021, our Board of Directors approved a share repurchase program which authorized the repurchase of up to $750.0 million of the Company’s outstanding common stock.
ITEM 6. [Reserved]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with our audited consolidated financial statements and related notes to our consolidated financial statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Our actual results may differ materially from those anticipated in any forward-looking statements as a result of many factors, including those set forth under the “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Form 10-K.
Executive Overview
Our Company
Ingersoll Rand is a global market leader with a broad range of innovative and mission-critical air, fluid, energy and medical technologies, providing services and solutions to increase industrial productivity and efficiency. We manufacture one of the broadest and most complete ranges of compressor, pump, vacuum and blower products in our markets, which, when combined with our global geographic footprint and application expertise, allows us to provide differentiated product and service offerings to our customers. Our products are sold under a collection of premier, market-leading brands, including Ingersoll Rand, Gardner Denver, Nash, CompAir, Thomas, Milton Roy, Seepex, Elmo Rietschle, ARO, Robuschi, Emco Wheaton and Runtech Systems,

which we believe are globally recognized in their respective end-markets and known for product quality, reliability, efficiency and superior customer service.
These attributes, along with over 160 years of engineering heritage, generate strong brand loyalty for our products and foster long-standing customer relationships, which we believe have resulted in leading market positions within each of our operating segments. We have sales in all major geographic markets and our diverse customer base utilizes our products across a wide array of end-markets that have favorable near- and long-term growth prospects, including industrial manufacturing, energy, transportation, medical and laboratory sciences, food and beverage packaging and chemical processing.
Our products and services are critical to the processes and systems in which they are utilized, which are often complex and function in harsh conditions where the cost of failure or downtime is high. However, our products and services typically represent only a small portion of the costs of the overall systems or functions that they support. As a result, our customers place a high value on our application expertise, product reliability and the responsiveness of our service. To support our customers and market presence, we maintain significant global scale with 61 key manufacturing facilities, approximately 39 complementary service and repair centers across six continents and approximately 16,000 employees worldwide as of December 31, 2021.
The process-critical nature of our product applications, coupled with the standard wear and tear replacement cycles associated with the usage of our products, generates opportunities to support customers with our broad portfolio of aftermarket parts, consumables and services. Customers place a high value on minimizing any time their operations are offline. As a result, the availability of replacement parts, consumables and our repair and support services are key components of our value proposition. Our large installed base of products provides a recurring revenue stream through our aftermarket parts, consumables and services offerings. As a result, our aftermarket revenue is significant, representing 36.2% of total Company revenue and approximately 40.7% of our Industrial Technologies and Services segment’s revenue in 2021.
Components of Our Revenue and Expenses
Revenues
We generate revenue from sales of original equipment and associated aftermarket parts, consumables and services. We sell our products and deliver services both directly to end-users and through independent distribution channels, depending on the product line and geography. Revenue derived from short duration contracts is recognized at a single point in time when control is transferred to the customer, generally at shipment or when delivery has occurred or as services are performed. Certain contracts involve significant design engineering unique to customer specifications, and depending upon the contractual terms, revenue is recognized either over the duration of the contract or at contract completion when equipment is delivered to the customer.
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

Amortization of Intangible Assets
Amortization of intangible assets includes the periodic amortization of intangible assets — including customer relationships, tradenames, developed technology, backlog and internally developed software.
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
Items Affecting our Reported Results
General Economic Conditions and Capital Spending in the Industries We Serve
Our financial results closely follow changes in the industries and end-markets we serve. Demand for most of our products depends on the level of new capital investment and planned and unplanned maintenance expenditures by our customers. The level of capital expenditures depends, in turn, on the general economic conditions as well as access to capital at reasonable cost. In particular, demand for our Industrial Technologies and Services products generally correlates with the rate of total industrial capacity utilization and the rate of change of industrial production. Capacity utilization rates above 80% have historically indicated a strong demand environment for industrial equipment. In the midstream and downstream portions of our Industrial Technologies and Services segment, overall economic growth and industrial production, as well as secular trends, impact demand for our products. In our Precision and Science Technologies segment, we expect demand for our products to be driven by favorable trends, including the growth in healthcare spend and expansion of healthcare systems due to an aging population requiring medical care and increased investment in health solutions and safety infrastructures in emerging economies. Over longer time periods, we believe that demand for all of our products also tends to follow economic growth patterns indicated by the rates of change in the GDP around the world, as augmented by secular trends in each segment. Our ability to grow and our financial performance will also be affected by our ability to address a variety of challenges and opportunities that are a consequence of our global operations, including efficiently utilizing our global sales, manufacturing and distribution capabilities and engineering innovative new product applications for end-users in a variety of geographic markets.
Foreign Currency Fluctuations
A significant portion of our revenues, approximately 59% for the year ended December 31, 2021, was denominated in currencies other than the U.S. dollar. Because much of our manufacturing facilities and labor force costs are outside of the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.
Factors Affecting the Comparability of our Results of Operations
As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Key factors affecting the comparability of our results of operations are summarized below.
Acquisition of Ingersoll Rand Industrial
On February 29, 2020, we completed the acquisition of Ingersoll Rand Industrial. Ingersoll Rand Industrial is included in our results of operations beginning on the acquisition date (close of business February 29, 2020). Comparability between the years ended December 31, 2021 and 2020 will be affected by the inclusion of twelve months of activity from Ingersoll Rand Industrial in 2021 compared to only ten months of activity in 2020.
See Note 4 “Business Combinations” to our audited consolidated financial statements included elsewhere in this Form 10-K for further discussion of the acquisition of Ingersoll Rand Industrial.
Other acquisitions
Part of our strategy for growth is to acquire complementary flow control and compression equipment businesses, which provide access to new technologies or geographies or improve our aftermarket offerings. In addition to the Ingersoll Rand Industrial transaction discussed above, we have acquired several other businesses during the three year period ended December 31, 2021. While these acquisitions are not individually significant or significant in the aggregate, they may be relevant when comparing our results from period to period.
See Note 4 “Business Combinations” to our audited consolidated financial statements included elsewhere in this Form 10-K for further discussion of these acquisitions.
Impact of Coronavirus (COVID-19)
We continue to assess and actively manage the impact of the ongoing COVID-19 pandemic on our global operations and also the operations of our suppliers and customers. Demand for our products was negatively impacted throughout the majority of 2020 as a result of the pandemic. Demand began to improve in the fourth quarter of 2020 and accelerated in the first half of 2021 as markets strengthened and gained greater visibility to vaccine roll-out strategies in various regions. Order rates in the first half of 2021 were particularly strong and we believe represent some deferred demand from 2020. In order to position ourselves to fulfill demand we continue to monitor the supply chain closely and are taking proactive steps to ensure continuity of supply. We are adhering to all state and country mandates and guidelines wherever we operate. Currently all our major manufacturing locations are operational. We have taken certain actions to reduce costs and preserve cash given the uncertain environment. The degree to which the pandemic will continue to impact our operations, and the operations of our customers and suppliers remains uncertain. See “The COVID-19 pandemic could have a material and adverse effect on our business, results of operations and financial condition in the future” in Part II Item 1A. “Risk Factors” included elsewhere in this Form 10-K.
Restructuring and Other Business Transformation Initiatives
We continue to implement business transformation initiatives. A key element of those business transformation initiatives was restructuring programs within our Industrial Technologies and Services and Precision and Science Technologies segments, as well as at the Corporate level. Restructuring charges, program related facility reorganization, relocation and other costs, and related capital expenditures were impacted most significantly.
Subsequent to the acquisition of Ingersoll Rand Industrial, we announced a restructuring program (“2020 Plan”) to drive efficiencies and synergies, reduce the number of facilities and optimize operating margin within the merged Company. For the years ended December 31, 2021 and 2020, $13.4 million and $83.0 million, respectively, were charged to expense related to this restructuring program. Through December 31, 2021, we recognized expense related to the 2020 Plan of $78.7 million, $6.9 million and $10.8 million for Industrial Technologies and Services, Precision and Science Technologies and Corporate, respectively.
Stock-Based Compensation Expense
For the years ended December 31, 2021 and 2020, we incurred stock-based compensation expense of approximately $87.2 million and $47.5 million, respectively. The increase from 2020 was primarily due to the $150 million equity grant to nearly 16,000 employees worldwide announced in the third quarter of 2020. See Note 18 “Stock-Based Compensation” to our audited consolidated financial statements included elsewhere in this Form 10-K for further discussion around our stock-based compensation expense.
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
For further information regarding these measures, see “Non-GAAP Financial Measures” below.
Results of Continuing Operations
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
This section discusses our results of continuing operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020. For a discussion and analysis of the year ended December 31, 2020, compared to the same in 2019, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021.

Consolidated Results of Operations for the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020
Consolidated Statements of Operations
Revenues	$5,152.4	$3,973.2
Cost of sales	3,163.9	2,568.3
Gross Profit	1,988.5	1,404.9
Selling and administrative expenses	1,028.0	789.3
Amortization of intangible assets	332.9	335.1
Impairment of other intangible assets	—	19.9
Other operating expense, net	61.9	201.0
Operating Income	565.7	59.6
Interest expense	87.7	111.1
Loss on extinguishment of debt	9.0	2.0
Other income, net	(44.0)	(8.1)
Income (Loss) Before Income Taxes	513.0	(45.4)
Provision (benefit) for income taxes	(21.8)	11.4
Loss on equity method investments	(11.4)	—
Income (Loss) from Continuing Operations	523.4	(56.8)
Income from discontinued operations, net of tax	41.6	24.4
Net Income (Loss)	565.0	(32.4)
Less: Net income attributable to noncontrolling interests	2.5	0.9
Net Income (Loss) Attributable to Ingersoll Rand Inc.	$562.5	$(33.3)

Percentage of Revenues
Gross profit	38.6%	35.4%
Selling and administrative expenses	20.0%	19.9%
Operating income	11.0%	1.5%
Income (loss) from continuing operations	10.2%	(1.4)%
Adjusted EBITDA(1)	23.1%	22.1%

Other Financial Data
Adjusted EBITDA(1)	$1,191.9	$878.1
Adjusted net income(1)	881.4	520.0
Cash flows - operating activities	627.8	653.5
Cash flows - investing activities	(1,029.4)	(31.3)
Cash flows - financing activities	(1,157.0)	328.7
Free cash flow(1)	563.7	611.5
(1)See “Non-GAAP Financial Measures” below for a reconciliation to the most directly comparable GAAP measure.
Revenues
Revenues for 2021 were $5,152.4 million, an increase of $1,179.2 million, or 29.7%, compared to $3,973.2 million in 2020. The increase in revenues was primarily due to acquisitions, including Ingersoll Rand Industrial, of $537.5 million and organic volume growth in our Industrial Technologies and Services segment of $330.3 million. The increase due to acquisitions is impacted by the inclusion of twelve months of activity from Ingersoll Rand Industrial in 2021 compared to only ten months of activity in 2020. Organic volume growth in 2021 partially reflects the adverse impact of COVID-19 in 2020. The percentage of consolidated revenues derived from aftermarket parts and services was 36.2% in 2021 compared to 35.5% in 2020.

Gross Profit
Gross profit in 2021 was $1,988.5 million, an increase of $583.6 million, or 41.5%, compared to $1,404.9 million in 2020, and as a percentage of revenues was 38.6% in 2021 and 35.4% in 2020. The increase in gross profit is primarily due to acquisitions, including Ingersoll Rand Industrial, higher volumes in our Industrial Technologies and Services segment, and the runoff of the fair valuation adjustments related to the acquisition of Ingersoll Rand Industrial impacting cost of sales in 2020 that did not recur in 2021. The increase due to acquisitions is impacted by the inclusion of twelve months of activity from Ingersoll Rand Industrial in 2021 compared to only ten months of activity in 2020. The increase in gross profit as a percentage of revenues is primarily due to the runoff of the fair valuation adjustments related to the acquisition of Ingersoll Rand Industrial impacting cost of sales in 2020 that did not recur in 2021.
Selling and Administrative Expenses
Selling and administrative expenses were $1,028.0 million in 2021, an increase of $238.7 million, or 30.2%, compared to $789.3 million in 2020. Selling and administrative expenses as a percentage of revenues increased to 20.0% in 2021 from 19.9% in 2020. This increase in selling and administrative expenses was primarily due to acquisitions, including Ingersoll Rand Industrial, and increased incentive compensation.
Amortization of Intangible Assets
Amortization of intangible assets was $332.9 million in 2021, a decrease of $2.2 million compared to $335.1 million in 2020. The decrease was primarily due to certain intangible assets, primarily backlog, related to the acquisition of Ingersoll Rand Industrial becoming fully amortized, partially offset by the inclusion of twelve months of activity from Ingersoll Rand Industrial in 2021 compared to only ten months of activity in 2020 as well as intangible assets acquired in 2021.
Impairment of Intangible Assets
Impairment of intangible assets was $19.9 million in 2020 due to the impairment of two tradenames in the Industrial Technologies and Services segment. There were no impairments recognized during the year ended December 31, 2021. See Note 9 “Goodwill and Other Intangible Assets” to our consolidated financial statements included elsewhere in this Form 10-K for further details.
Other Operating Expense, Net
Other operating expense, net was $61.9 million in 2021, a decrease of $139.1 million compared to $201.0 million in 2020. The decrease was primarily due to lower restructuring charges of $69.6 million, lower acquisition related expenses of $38.0 million, and higher foreign currency transaction gains, net of $30.6 million.
Interest Expense
Interest expense was $87.7 million in 2021, a decrease of $23.4 million, compared to $111.1 million in 2020. The decrease was primarily due to the decrease in the weighted-average interest rate as well as the payoff of the Dollar Term Loan Series A in the third quarter of 2021. The weighted-average interest rate was approximately 2.0% in 2021 and 3.5% in 2020.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $9.0 million in 2021, which was related to the payoff of the Dollar Term Loan Series A. Loss on extinguishment of debt was $2.0 million in 2020, which was related to the refinancing of the Original Dollar Term Loan and the Original Euro Term Loan. See Note 11 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K for further details.
Other Income, Net
Other income, net, was $44.0 million in 2021, an increase of $35.9 million compared to $8.1 million in 2020. The increase in other income, net was primarily due to recognition of a $30.0 million gain upon settling post-acquisition contingencies related to the Ingersoll Rand Industrial transaction outside of the measurement period in the second quarter of 2021.
Provision for Income Taxes
The benefit for income taxes was $21.8 million resulting in a (4.2)% effective tax rate in 2021 compared to a provision for income taxes of $11.4 million resulting in a (25.1)% effective tax provision rate in 2020. The decrease in the tax provision and the change in the effective tax rate is primarily due to an increase in the pre-tax book income in jurisdictions with lower effective tax rates combined with lower earnings in jurisdictions with higher tax rates. The rate increase was mitigated by the release of unrecognized tax reserves as a result of the lapse of the limitation on statutes, a benefit associated with the final settlement on the merger transaction, a one-time restructuring benefit, and foreign tax credit utilization.
Net Income (Loss)
Net income was $565.0 million in 2021 compared to net loss of $(32.4) million in 2020. The increase in net income was primarily due to higher gross profit on increased revenues and lower other operating expenses, net, partially offset by higher selling and administrative expenses.
Adjusted EBITDA
Adjusted EBITDA increased $313.8 million to $1,191.9 million in 2021 compared to $878.1 million in 2020. Adjusted EBITDA as a percentage of revenues increased 100 basis points to 23.1% in 2021 from 22.1% in 2020. The increase in Adjusted EBITDA was primarily due to higher organic sales volume of $157.6 million, improved pricing of $139.0 million and acquisitions, including Ingersoll Rand Industrial, of $127.5 million, partially offset by increased selling and administrative expenses. The increase in Adjusted EBITDA as a percentage of revenues is primarily attributable to organic growth in our Industrial Technologies and Services segment.
Adjusted Net Income
Adjusted Net Income increased $361.4 million to $881.4 million in 2021 compared to $520.0 million in 2020. The increase was primarily due to higher Adjusted EBITDA, lower income tax provision, as adjusted and lower interest expense.

Non-GAAP Financial Measures
Set forth below are reconciliations of net income (loss) to Adjusted EBITDA and Adjusted Net Income and cash flows from operating activities to Free Cash Flow. For additional information regarding Adjusted EBITDA and Adjusted Net Income, see “How We Assess the Performance of Our Business” above.

	Year Ended December 31,
	2021	2020
Net Income (Loss)	$565.0	$(32.4)
Less: Income from discontinued operations	121.0	26.0
Less: Income tax provision from discontinued operations	(79.4)	(1.6)
Income (loss) from continuing operations, net of tax	523.4	(56.8)
Plus:
Interest expense	87.7	111.1
Provision for income taxes	(21.8)	11.4
Depreciation expense(a)	85.1	75.3
Amortization expense(b)	332.9	335.1
Impairment of other intangible assets	—	19.9
Restructuring and related business transformation costs(c)	18.8	88.0
Acquisition related expenses and non-cash charges(d)	65.2	181.5
Stock-based compensation(e)	95.9	47.0
Foreign currency transaction losses (gains), net	(12.0)	18.6
Loss on equity method investments	11.4	—
Loss on extinguishment of debt	9.0	2.0
Adjustments to LIFO inventories(f)	33.2	39.8
Gain on settlement of post-acquisition contingencies	(30.1)	—
Other adjustments(g)	(6.8)	5.2
Adjusted EBITDA	$1,191.9	$878.1
Minus:
Interest expense	$87.7	$111.1
Income tax provision, as adjusted(h)	120.7	163.6
Depreciation expense	85.1	75.3
Amortization of non-acquisition related intangible assets	17.0	8.1
Adjusted Net Income	$881.4	$520.0

Free Cash Flow from Continuing Operations:
Cash flows from operating activities from continuing operations	$627.8	$653.5
Minus:
Capital expenditures	64.1	42.0
Free Cash Flow from Continuing Operations	$563.7	$611.5
(a)Depreciation expense excludes $4.1 million and $2.1 million of depreciation of rental equipment for the years ended December 31, 2021 and 2020, respectively.
(b)Represents $315.9 million and $327.0 million of amortization of intangible assets arising from the acquisition of Ingersoll Rand Industrial and other acquisitions (customer relationships, technology, tradenames and backlog) and $17.0 million and $8.1 million of amortization of non-acquisition related intangible assets, in each case for the years ended December 31, 2021 and 2020, respectively.

(c)Restructuring and related business transformation costs consisted of the following.

	Year Ended December 31,
	2021	2020
Restructuring charges	$13.4	$83.0
Facility reorganization, relocation and other costs	3.1	2.1
Other, net	2.3	2.9
Total restructuring and related business transformation costs	$18.8	$88.0
(d)Represents costs associated with successful and abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs), and non-cash charges and credits arising from fair value purchase accounting adjustments.
(e)Represents stock-based compensation expense recognized for the year ended December 31, 2021 of $87.2 million and associated employer taxes of $8.7 million.
Represents stock-based compensation expense recognized for the year ended December 31, 2020 of $47.5 million, decreased by $0.5 million due to costs associated with employer taxes.
(f)For the year ended December 31, 2021, represents $33.2 million of LIFO reserve changes. For the year ended December 31, 2020, includes $4.2 million of LIFO reserve changes and $35.6 million to reduce the carrying value of inventories acquired in the merger with Ingersoll Rand Industrial accounted for under the LIFO method. We have reclassified the amounts in 2020 from “Other adjustments” and “Acquisition related expenses and non-cash charges,” respectively, to conform to the current year presentation.
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
The income tax provision, as adjusted for each of the periods presented below consists of the following.

	Year Ended December 31,
	2021	2020
Provision (benefit) for income taxes	$(21.8)	$11.4
Tax impact of pre-tax income adjustments	97.6	156.6
Discrete tax items	44.9	(4.4)
Income tax provision, as adjusted	$120.7	$163.6
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
The segment measurements provided to, and evaluated by, the Chief Operating Decision Maker (“CODM”) are described in Note 23 “Segment Information” to our audited consolidated financial statements included elsewhere in this Form 10-K.
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

Segment Results for Years Ended December 31, 2021 and 2020
The following tables display Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments and illustrates, on a percentage basis, the impact of foreign currency fluctuations on Segment Revenues and Segment Adjusted EBITDA growth.
Industrial Technologies and Services Segment Results

	Years Ended December 31,		Percent Change
	2021	2020	2021 vs. 2020
Segment Revenues	$4,161.0	$3,248.2	28.1%
Segment Adjusted EBITDA	$1,033.7	$759.8	36.0%
Segment Margin	24.8%	23.4%	140 bps
2021 vs. 2020
Segment Revenues for 2021 were $4,161.0 million, an increase of $912.8 million, or 28.1%, compared to $3,248.2 million in 2020. The increase in Segment Revenues was primarily due to acquisitions, including Ingersoll Rand Industrial, of $377.5 million or 11.6%, higher volume of $330.3 million or 10.2%, improved pricing of $118.7 million or 3.7% and favorable impact of foreign currencies of $86.3 million or 2.7%. The percentage of Segment Revenues derived from aftermarket parts and service was 40.7% in 2021 compared to 40.2% in 2020.
Segment Adjusted EBITDA in 2021 was $1,033.7 million, an increase of $273.9 million, or 36.0%, from $759.8 million in 2020. Segment Adjusted EBITDA Margin increased 140 bps to 24.8% from 23.4% in 2020. The increase in Segment Adjusted EBITDA was primarily due to higher organic sales volumes of $125.9 million or 16.6%, improved pricing of $118.7 million or 15.6%, acquisitions, including Ingersoll Rand Industrial, of $93.4 million or 12.3% and favorable impact of foreign currencies of $23.0 million or 3.0%, partially offset by higher selling and administrative expenses of $60.9 million or 8.0% and unfavorable margin mix of $20.7 million or 2.7%.
Precision and Science Technologies Segment Results

	Years Ended December 31,		Percent Change
	2021	2020	2021 vs. 2020
Segment Revenues	$991.4	$725.0	36.7%
Segment Adjusted EBITDA	$291.4	$220.2	32.3%
Segment Margin	29.4%	30.4%	(100) bps
2021 vs. 2020
Segment Revenues for 2021 were $991.4 million, an increase of $266.4 million, or 36.7%, compared to $725.0 million in 2020. The increase in Segment Revenues was primarily due to acquisitions, including Ingersoll Rand Industrial, of $160.0 million or 22.1%, higher volume of $70.4 million or 9.7%, improved pricing of $20.3 million or 2.8% and favorable impact of foreign currencies of $15.7 million or 2.2%. The percentage of Segment Revenues derived from aftermarket parts and service was 17.1% in 2021 compared to 14.6% in 2020.
Segment Adjusted EBITDA in 2021 was $291.4 million, an increase of $71.2 million, or 32.3%, from $220.2 million in 2020. Segment Adjusted EBITDA Margin decreased 100 bps to 29.4% from 30.4% in 2020. The increase in Segment Adjusted EBITDA was due primarily to acquisitions, including Ingersoll Rand Industrial, of $36.1 million or 16.4%, higher volume of $31.7 million or 14.4%, improved pricing of $20.3 million or 9.2%, partially offset by higher selling and administrative expenses of $13.0 million or 5.9%.
Orders
Industrial Technologies and Services
The mission-critical nature of our Industrial Technologies and Services segment products across manufacturing processes drives a demand environment and outlook that are correlated with global and regional industrial production, capacity utilization and long-term GDP growth. In the fourth quarter of 2021, we had $1,201.1 million of orders in our Industrial Technologies and Services segment, an increase of 20.5% over the fourth quarter of 2020.

Precision and Science Technologies Segment
During 2021, the Precision and Science Technologies segment has seen increased demand for our products, particularly related to life science and specialty applications. In the fourth quarter of 2021, we booked $305.9 million of orders in our Precision and Science Technologies segment, an increase of 38.9% over the fourth quarter of 2020.
Results of Discontinued Operations
Results of Discontinued Operations - SVT
The following table presents selected Consolidated Results of Operations of our business for the years ended December 31, 2021 and 2020.

	2021	2020
Revenues	$430.9	$741.4
Cost of sales	321.3	564.6
Gross profit	109.6	176.8
Selling and administrative expenses	35.7	63.0
Amortization of intangible assets	10.4	37.1
Gain on sale	(298.3)	—
Other operating expense, net	18.1	1.7
Income Before Income Taxes	343.7	75.0
Provision for income taxes	87.1	12.9
Income from Discontinued Operations, Net of Tax	$256.6	$62.1
Revenues
Revenues for 2021 were $430.9 million, a decrease of $310.5 million, or 41.9%, compared to $741.4 million in 2020. The decrease in revenues from discontinued operations was primarily due to the sale of SVT being substantially completed on June 1, 2021. Refer to Note 3 “Discontinued Operations” to our consolidated financial statements for additional discussion.
Gross Profit
Gross profit for 2021 was $109.6 million, a decrease of $67.2 million, or 38.0%, compared to $176.8 million for 2020, and as a percentage of revenues was 25.4% for the year ended December 31, 2021 and 23.8% in 2020. The decrease in gross profit is primarily due to the sale being substantially completed on June 1, 2021.
Gain on Sale
Gain on sale for the year ended December 31, 2021 of $298.3 million was due to the purchase price exceeding the carrying value of the SVT business.
Other Operating Expense (Income), Net
Other operating expense, net was $18.1 million for the year ended December 31, 2021, an increase of $16.4 million, compared to $1.7 million in 2020. The increase was primarily due to higher separation related expenses and non-cash charges of $17.2 million, partially offset by lower restructuring charges of $0.8 million.
Provision (Benefit) for Income Taxes
The provision for income taxes for income taxes was $87.1 million, resulting in a 25.3% effective income tax rate for the year ended December 31, 2021, compared to a provision for income taxes of $12.9 million resulting in a 17.2% effective income tax rate in the same period in 2020. The increase in the tax provision in 2021 is primarily due to one-time discrete items associated with the sale of the SVT business.

Results of Discontinued Operations - HPS
The following table presents selected Consolidated Results of Operations of our business for the years ended December 31, 2021 and 2020.

	2021	2020
Revenues	$71.9	$195.6
Cost of sales	60.2	163.9
Gross profit	11.7	31.7
Selling and administrative expenses	5.3	42.5
Amortization of intangible assets	2.4	23.6
Loss on sale	207.7	—
Other operating expense, net	19.0	14.5
Operating Loss	(222.7)	(48.9)
Other expense, net	—	0.1
Loss Before Income Taxes	(222.7)	(49.0)
Benefit for income taxes	(7.7)	(11.3)
Loss from Discontinued Operations, Net of Tax	$(215.0)	$(37.7)
Revenues
Revenues for 2021 were $71.9 million, a decrease of $123.7 million, or 63.2%, compared to $195.6 million in 2020. The decrease in revenues from discontinued operations was primarily due to the sale of HPS being substantially completed on April 1, 2021. Refer to Note 3 “Discontinued Operations” to our consolidated financial statements for additional discussion.
Gross Profit
Gross profit for 2021 was $11.7 million, a decrease of $20.0 million, or 63.1%, compared to $31.7 million in 2020, and as a percentage of revenues was 16.3% for the year ended December 31, 2021 and 16.2% in 2020. The decrease in gross profit is primarily due to the sale being substantially completed on April 1, 2021.
Loss on Sale
Loss on sale for 2021 of $207.7 million was a charge taken to reduce the carrying value of the HPS business to the estimated fair value of the net proceeds and residual equity interest from the transaction.
Other Operating Expense, Net
Other operating expense, net were $19.0 million for 2021, an increase of $4.5 million, compared to $14.5 million in 2020. The increase was primarily due to expenses incurred in connection with the separation of $14.4 million, partially offset by lower restructuring charges of $8.5 million.
Provision (Benefit) for Income Taxes
The benefit for income taxes was $7.7 million, resulting in a 3.5% effective income tax rate for year ended December 31, 2021, compared to a benefit for income taxes of $11.3 million resulting in a 23.1% effective income tax rate in 2020. The decrease in the tax benefit in 2021 is primarily due to one-time discrete items associated with the sale of the HPS business.

Unaudited Quarterly Results of Operations

(in millions, except per share amounts)	Year Ended December 31, 2021(1)				Year Ended December 31, 2020
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$1,129.5	$1,279.1	$1,325.0	$1,418.8	$616.8	$1,025.4	$1,112.5	$1,218.5
Gross profit	$452.1	$512.7	$514.3	$509.4	$203.3	$308.6	$430.0	$463.0
Operating income (loss)	$121.3	$140.1	$163.9	$140.4	$(79.3)	$(45.0)	$69.0	$114.9
Income (loss) from continuing operations, net of tax	$90.1	$138.3	$131.0	$164.0	$(41.3)	$(151.9)	$30.0	$106.4
Income (loss) from discontinued operations, net of tax	$(180.2)	$96.3	$(4.2)	$129.7	$4.4	$(24.6)	$(0.1)	$44.7
Net income (loss)	$(90.1)	$234.6	$126.8	$293.7	$(36.9)	$(176.5)	$29.9	$151.1
Net income (loss) attributable to Ingersoll Rand Inc.	$(90.4)	$233.9	$126.0	$293.0	$(36.8)	$(177.6)	$29.5	$151.6
Weighted average shares, basic	419.2	419.9	412.3	407.8	277.3	417.0	417.6	418.4
Weighted average shares, diluted	425.9	426.8	418.5	413.4	277.3	417.0	422.0	424.5
Basic earnings (loss) per share of common stock from continuing operations	$0.21	$0.33	$0.32	$0.40	$(0.15)	$(0.37)	$0.07	$0.26
Basic earnings (loss) per share of common stock from discontinued operations	$(0.43)	$0.23	$(0.01)	$0.32	$0.02	$(0.06)	$—	$0.11
Basic earnings (loss) per share of common stock	$(0.22)	$0.56	$0.31	$0.72	$(0.13)	$(0.43)	$0.07	$0.36
Diluted earnings (loss) per share of common stock from continuing operations	$0.21	$0.32	$0.31	$0.40	$(0.15)	$(0.37)	$0.07	$0.25
Diluted earnings (loss) per share of common stock from discontinued operations	$(0.42)	$0.23	$(0.01)	$0.31	$0.02	$(0.06)	$—	$0.11
Diluted earnings (loss) per share of common stock	$(0.21)	$0.55	$0.30	$0.71	$(0.13)	$(0.43)	$0.07	$0.36
Adjusted EBITDA(2)	$244.0	$292.1	$313.7	$342.1	$112.2	$217.5	$251.7	$296.7
(1)See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting the Comparability of our Results of Operations.”

(2)Set forth below are the reconciliations of Net Income to Adjusted EBITDA

	Year Ended December 31, 2021				Year Ended December 31, 2020
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Net Income (Loss)	$(90.1)	$234.6	$126.8	$293.7	$(36.9)	$(176.5)	$29.9	$151.1
Less: Income (loss) from discontinued operations	(177.8)	258.5	(7.6)	47.9	12.5	(7.2)	5.3	15.4
Less: Income tax benefit (provision) from discontinued operations	(2.4)	(162.2)	3.4	81.8	(8.1)	(17.4)	(5.4)	29.3
Income (loss) from continuing operations, net of tax	90.1	138.3	131.0	164.0	(41.3)	(151.9)	30.0	106.4
Plus:
Interest expense	23.1	22.7	22.5	19.4	27.1	30.8	28.8	24.4
Provision (benefit) for income taxes	10.6	12.5	2.7	(47.6)	(66.9)	78.4	12.8	(12.9)
Depreciation expense	20.3	21.0	21.2	22.6	12.3	22.5	19.8	20.7
Amortization expense	84.2	80.3	80.3	88.1	46.7	96.4	97.0	95.0
Impairment of other intangible assets	—	—	—	—	—	—	19.9	—
Restructuring and related business transformation costs(a)	2.7	6.7	3.1	6.3	38.6	31.0	10.0	8.4
Acquisition related expenses and non-cash charges(b)	10.5	14.3	14.4	26.0	89.5	54.7	14.7	22.6
Stock-based compensation(c)	21.6	21.5	29.8	23.0	2.8	12.1	11.9	20.2
Loss on equity method investments	—	0.7	2.2	8.5	—	—	—	—
Loss on extinguishment of debt	—	—	9.0	—	2.0	—	—	—
Foreign currency transaction losses (gains), net	(18.1)	3.4	1.1	1.6	2.0	4.9	5.8	5.9
Adjustments to LIFO inventories(d)	—	—	—	33.2	—	35.6	—	4.2
Gain on settlement of post-acquisition contingencies(e)	—	(30.1)	—	—	—	—	—	—
Other adjustments(f)	(1.0)	0.8	(3.6)	(3.0)	(0.6)	3.0	1.0	1.8
Adjusted EBITDA	$244.0	$292.1	$313.7	$342.1	$112.2	$217.5	$251.7	$296.7
(a)Restructuring and related business transformation costs consist of (i) restructuring charges, (ii) severance, sign-on, relocation and executive search costs, (iii) facility reorganization, relocation and other costs, (iv) information technology infrastructure transformation, (v) gains and losses on asset disposals, (vi) consultant and other advisor fees and (vii) other miscellaneous costs.
(b)Represents costs associated with successful and abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs) and non-cash charges and credits arising from fair value purchase accounting adjustments.
(c)Represents stock-based compensation expense recognized for stock options outstanding for the year ended December 31, 2021 of $87.2 million and associated employer taxes of $8.7 million.
Represents stock-based compensation expense recognized for the year ended December 31, 2020 of $47.5 million, decreased by $0.5 million due to costs associated with employer taxes.
(d)For the year ended December 31, 2021, represents $33.2 million of LIFO reserve changes. For the year ended December 31, 2020, includes $4.2 million of LIFO reserve changes and $35.6 million to reduce the carrying value of inventories acquired in the merger with Ingersoll Rand Industrial accounted for under the LIFO method. We have reclassified the amounts in 2020 from “Other adjustments” and “Acquisition related expenses and non-cash charges,” respectively, to conform to the current year presentation.
(e)Represents a gain on settlement of post-acquisition contingencies outside of the measurement period related to adjustments to the transaction price for retirement plan funding and net working capital.
(f)Includes (i) effects of amortization of prior service costs and amortization of losses in pension and other postemployment (“OPEB”) expense, (ii) certain legal and compliance costs and (iii) other miscellaneous adjustments.
Liquidity and Capital Resources
Our investment resources include cash on hand, cash generated from operations and borrowings under our Revolving Credit Facility. We also have the ability to seek additional secured and unsecured borrowings, subject to Credit Agreement restrictions.
For a description of our material indebtedness, see Note 11 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K.

As of December 31, 2021, we had no outstanding borrowings, $6.6 million of outstanding letters of credit under the New Revolving Credit Facility and unused availability of $1,093.4 million.
As of December 31, 2021, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.
Liquidity
A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	Year Ended December 31,
	2021	2020
Cash and cash equivalents	$2,109.6	$1,750.9

Short-term borrowings and current maturities of long-term debt	$38.8	$40.4
Long-term debt	3,401.8	3,859.1
Total debt	$3,440.6	$3,899.5
We can increase the borrowing availability under the Senior Secured Credit Facilities by up to $1,600.0 million in the form of additional commitments under the Revolving Credit Facility and/or incremental term loans plus an additional amount so long as we do not exceed a specified senior secured leverage ratio. We can incur additional secured indebtedness under the Senior Secured Credit Facilities if certain specified conditions are met under the credit agreement governing the Senior Secured Credit Facilities. Our liquidity requirements are significant primarily due to debt service requirements. See Note 11 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K for further details.
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
We may from time to time repurchase shares of our common stock in the open market at prevailing market prices (including through a Rule 10b5-1 plan), in privately negotiated transactions, a combination thereof or through other transactions. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of our stock, general market and economic conditions, our liquidity requirements, applicable legal requirements and other business considerations.
A substantial portion of our cash is in jurisdictions outside the United States. We do not assert ASC 740-30 (formerly APB 23) indefinite reinvestment of our historical non-U.S. earnings or future non-U.S. earnings. The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States. Our deferred income tax liability as of December 31, 2021 is $49.6 million which consists mainly of withholding taxes.

Working Capital

	For the Years Ended December 31,
	2021	2020
Net Working Capital
Current assets	$4,114.9	$3,862.1
Less: Current liabilities	1,467.7	1,498.6
Net working capital	$2,647.2	$2,363.5

Operating Working Capital
Accounts receivable and contract assets	$1,009.4	$922.2
Plus: Inventories (excluding LIFO)	878.6	707.9
Less: Accounts payable	670.5	536.4
Less: Contract liabilities	242.1	164.6
Operating working capital	$975.4	$929.1
Net working capital increased $283.7 million to $2,647.2 million as of December 31, 2021 from $2,363.5 million as of December 31, 2020. Operating working capital increased $46.3 million to $975.4 million as of December 31, 2021 from $929.1 million as of December 31, 2020. Operating working capital as of December 31, 2021 was 18.9% of 2021 revenues as compared to 23.4% as of December 31, 2020 as a percentage of 2020 revenues. The increase in operating working capital was primarily due to higher inventories and higher accounts receivable, partially offset by higher accounts payable and higher contract liabilities. The increase in accounts receivable was primarily due to the increase in revenue in the fourth quarter of 2021 compared to the fourth quarter of 2020 and to acquisitions completed in 2021. The increase in inventory was primarily attributable to additions to inventory in anticipation of increased demand for certain products and to acquisitions completed in 2021. The increase in accounts payable was primarily due to the timing of vendor cash disbursements. The increase in contract liabilities was due to the timing of customer milestone payments for in-process engineered to order contracts.
Cash Flows
The following table reflects the major categories of cash flows for the years ended December 31, 2021 and 2020, respectively.

	2021	2020
Cash flows provided by (used in) continuing operations:
Cash flows provided by operating activities	$627.8	$653.5
Cash flows used in investing activities	(1,029.4)	(31.3)
Cash flows provided by (used in) financing activities	(1,157.0)	328.7
Net cash provided by discontinued operations	1,931.4	254.2
Free cash flow (1)	563.7	611.5
(1)See “Non-GAAP Financial Measures” for a reconciliation to the most directly comparable GAAP measure.
Operating activities
Cash provided by operating activities decreased $25.7 million to $627.8 million in 2021 from $653.5 million in 2020, primarily due to changes in accrued liabilities and cash used in operating working capital partially offset by higher income from continuing operations.
Operating working capital used cash of $3.0 million in 2021 compared to generating cash of $171.3 million in 2020. Changes in account receivables used cash of $62.5 million in 2021 compared to generating cash of $52.4 million in 2020. Changes in contract assets used cash of $0.4 million in 2021 compared to using cash of $11.7 million in 2020. Changes in inventory used cash of $134.4 million in 2021 compared to generating cash of $159.0 million in 2020. Changes in accounts payable generated cash of $118.2 million in 2021 compared to using cash of $43.4 million in 2020. Changes in contract liabilities generated cash of $76.1 million in 2021 compared to generating cash of $15.0 million in 2020.
Investing activities
Cash flows used in investing activities included capital expenditures of $64.1 million (1.2% of consolidated revenues) and $42.0 million (1.1% of consolidated revenues) in 2021 and 2020, respectively. We expect capital expenditures will be approximately

2% of consolidated revenues in 2022. Cash acquired (paid) in business combinations was $(974.8) million in 2021 and $9.0 million in 2020. Net proceeds from the disposal of property, plant and equipment were $9.5 million and $1.7 million in 2021 and 2020, respectively.
Financing activities
Cash used in financing activities of $1,157.0 million in 2021 is primarily due to purchases of treasury stock of $736.8 million, repayments of long-term debt of $435.7 million, and cash dividends on common stock of $8.2 million, offset by proceeds from stock option exercises of $23.7 million.
Cash provided by financing activities of $328.7 million in 2020 is primarily due to proceeds from long-term debt of $1,980.1 million, offset by repayments of long-term debt of $1,619.1 million and payments of debt issuance costs of $47.8 million. Also included are proceeds from stock option exercises of $22.7 million and a net usage of cash of $3.0 million related to the purchase and sale of noncontrolling interests of our India subsidiary. See Note 13 “Stockholders’ Equity and Noncontrolling Interests” to our audited consolidated financial statements included elsewhere in this Form 10-K for further details.
Discontinued Operations
Cash provided by discontinued operations increased $1,677.2 million to $1,931.4 million in 2021 from $254.2 million in 2020, primarily due to proceeds from sale of discontinued operations.
Free cash flow
Free cash flow decreased $47.8 million to $563.7 million in 2021 from $611.5 million in 2020 primarily due to the decrease in cash provided by operating activities discussed above.
Purchase Obligations
Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. As of December 31, 2021, the Company had purchase of obligations of $441.2 million, with $371.5 million payable in the next 12 months. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated as of December 31, 2021. For this reason, these amounts will not provide a complete and reliable indicator of our expected future cash outflows.
Contingencies
We are a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature for a company of our size and in our sector. We believe that such proceedings, lawsuits and administrative actions will not materially adversely affect our operations, financial condition, liquidity or competitive position. We have accrued liabilities and other liabilities on our consolidated balance sheet, including a total litigation reserve of $136.9 million as of December 31, 2021 with respect to potential liability arising from our asbestos-related litigation. Other than our asbestos-related litigation reserves, we only have de minimis accrued liabilities and other liabilities on our consolidated balance sheet with respect to other legal proceedings, lawsuits and administrative actions. A more detailed discussion of certain of these proceedings, lawsuits and administrative actions is set forth in “Item 3. Legal Proceedings.”
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
Significant judgment is required in estimating the fair value of identifiable intangible assets and in assigning their respective useful lives. The fair value estimates are based on historical information and on future expectations and assumptions deemed reasonable by management, but which are inherently uncertain. See Note 3 “Business Combinations” to our consolidated financial statements included elsewhere in this Form 10-K for further information regarding the fair value determination of each of the classes of identifiable intangible assets. Determining the useful life of an intangible asset also requires judgment. Certain intangibles are expected to have indefinite lives while certain other identifiable intangible assets have determinable lives. The useful lives of identifiable intangibles with determinable useful lives are based on a variety of factors, including but not limited to, the competitive environment, product cycles, order life cycles, historical customer attrition rates, market share, operating plans and the macroeconomic environment. The costs of determinable-lived intangible assets are amortized to expense over the estimated useful life.
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
Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our 2021 reporting unit valuations ranged from 8.5% to 9.5%. Additionally, we assumed 3.0% terminal growth rates for all reporting units, except a single reporting unit in which we determined it most appropriate to assume an 2.0% terminal growth rate due to it being closely aligned to the GDP percentage growth rate.
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
With the exception of one reporting unit formed through a recent acquisition, the estimated fair values of our reporting units were well in excess of their carrying values. The carrying value of the recently-formed reporting unit was approximately equal to its fair value due to the close proximity of the acquisition date to the impairment testing date. The estimated fair values of all other reporting units were at least 47% higher than their carrying values and therefore, no impairments were identified.
We test intangible assets with indefinite lives for impairment annually utilizing a discounted cash flow valuation referred to as the relief from royalty method. We estimated forecasted revenues for a period of five years with discount rates ranging from 9.0% to 10.0%, terminal growth rates of 2.0 % to 3.0%, and royalty rates ranging from 0.5% to 4.0%. As a result of this test, there were no impairments recognized during the year ended December 31, 2021.
We review identified intangible assets with defined useful lives and subject to amortization for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset.

Also see Note 9 “Goodwill and Other Intangible Assets” to our audited consolidated financial statements included elsewhere in this Form 10-K.
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
The Tax Cuts and Jobs Act, enacted on December 22, 2017, created a new requirement that certain income (i.e., Global intangible low taxed income (“GILTI”)) earned by controlled foreign corporations (“CFC”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.
Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company has determined that it will follow the period cost method (option 1 above) going forward. The tax provision for the year ended December 31, 2021 reflects this decision. All of the additional calculations and rule changes found in the Tax Act have been considered in the tax provision for the year ended December 31, 2021. The Company recorded a tax expense of $11.7 million in 2021 for the GILTI provisions of the Tax Act.
Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. Amounts recorded for deferred tax assets related to tax attribute carryforwards, net of valuation allowances, were $38.0 million and $40.7 million as of December 31, 2021 and 2020, respectively, with the decrease related to utilizing the attributes.
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
As of December 31, 2021, we had variable rate debt outstanding of $3,449.4 million at a current weighted average interest rate of approximately 1.9%, substantially all of which was incurred under our Senior Secured Credit Facility, under which an aggregate of $2,778.1 million was outstanding under the $1,900.0 million Dollar Term Loan B and $927.6 million Dollar Term Loan, as well as €590.6 million outstanding under the €601.2 million Euro Term Loan Facility.
The Dollar Term Loan Facility and the Euro Term Loan Facility bear interest primarily based on LIBOR and EURIBOR, respectively, plus a spread. The Dollar Term Loan Facility is subject to a 0% LIBOR base rate floor and the Euro Term Loan Facility is subject to a 0% EURIBOR base rate floor. Thus, the interest rate on the Dollar Term Loan Facility and the Euro Term Loan Facility will fluctuate when LIBOR or EURIBOR, respectively, exceeds that percentage. As of December 31, 2021, LIBOR was higher than the 0% floor and EURIBOR was lower than the 0% floor.
We use interest rate swaps from time to time to offset our exposure to interest rate movements. These outstanding interest rate swaps qualify and are designated as cash flow hedges of forecasted LIBOR-based interest payments. As of December 31, 2021, we had no fixed-floating interest rate swaps. See Note 19 “Hedging Activities, Derivative Instruments and Credit Risk” to our audited consolidated financial statements included elsewhere in this Form 10-K.
The following table presents the impact of hypothetical changes in market interest rates across the yield curve by 100 basis points, including the effect of our interest rate swaps for the years ended December 31, 2021 and 2020 on our interest expense.

	2021	2020
Increase (decrease) in market interest rates
100 basis points	$30.1	$35.1
(100) basis points(1)	(2.5)	(4.7)
(1)A decrease in interest rates would not have impacted our interest expense in 2021 or 2020 on EURO debt which was lower than the 0% base rate floor under the Senior Secured Credit Facility for the entire fiscal year 2021 and 2020, but would have impacted interest expense in 2021 and 2020 on LIBOR debt which was higher than the 0% based rate floors under the Senior Secured Credit Facility for the year ended December 31, 2021 and 2020.
Foreign Currency Risk
We are exposed to foreign currency risks that arise from our global business operations. Changes in foreign currency exchange rates affect the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a subsidiary’s functional currency. In 2021 and 2020, the relative weakening of the U.S. dollar against foreign currencies had a favorable impact on our revenues and results of operations. While future changes in foreign currency exchange rates are difficult to predict, our revenues and earnings may be adversely affected if the U.S. dollar strengthens against foreign currencies.
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

The table below presents the percentage of revenues and gross profit by functional currency for the years ended December 31, 2021 and 2020.

	U.S. Dollar	Euro	British Pound	Chinese Renminbi	Other
Year Ended December 31, 2021
Revenues	41%	27%	4%	16%	12%
Gross profit	42%	28%	3%	17%	10%

Year Ended December 31, 2020
Revenues	41%	29%	4%	15%	11%
Gross profit	40%	30%	4%	17%	9%
We utilize foreign currency denominated debt obligations supplemented from time to time with cross currency interest rate swaps designated as net investment hedges to selectively hedge portions of our investment in non-U.S. subsidiaries. The currency effects of the designated debt obligations and cross currency interest rate swaps are reflected in accumulated other comprehensive income within our stockholders’ equity, where they partially offset the currency translation effects of our investments in non-U.S. subsidiaries, which in turn partially offset gains and losses recorded on our net investments globally. These currency translation effects and offsetting impacts of our derivatives for the years ended December 31, 2021 and 2020 are summarized in Note 14 “Accumulated Other Comprehensive Income (Loss)” to our audited consolidated financial statements included elsewhere in this Form 10-K.
We also enter into foreign currency forward contracts to manage the risk arising from transaction gains and losses associated with intercompany loans with foreign subsidiaries. Our foreign currency forward contracts are typically short-term and are rolled forward as necessary upon settlement. As of December 31, 2021, we were party to five foreign currency forward contracts, all of which are carried on our balance sheet at fair value. See Note 19 “Hedging Activities, Derivative Instruments and Credit Risk” to our audited consolidated financial statements included elsewhere in this Form 10-K.
The table below presents, for the year ended December 31, 2021, the hypothetical effect of a 10% appreciation in the average exchange rate of the U.S. dollar relative to the principal foreign currencies in which our revenues and gross profit are denominated.

	Year Ended December 31, 2021
	Euro	British Pound	Chinese Renminbi
Revenues	$140.2	$21.0	$79.9
Gross profit	55.2	6.0	35.2

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	For the Years Ended December 31,
	2021	2020	2019
Revenues	$5,152.4	$3,973.2	$2,017.5
Cost of sales	3,163.9	2,568.3	1,239.2
Gross Profit	1,988.5	1,404.9	778.3
Selling and administrative expenses	1,028.0	789.3	409.6
Amortization of intangible assets	332.9	335.1	105.3
Impairment of other intangible assets	—	19.9	—
Other operating expense, net	61.9	201.0	69.3
Operating Income	565.7	59.6	194.1
Interest expense	87.7	111.1	88.4
Loss on extinguishment of debt	9.0	2.0	0.2
Other income, net	(44.0)	(8.1)	(4.7)
Income (Loss) Before Income Taxes	513.0	(45.4)	110.2
Provision (benefit) for income taxes	(21.8)	11.4	12.9
Loss on equity method investments	(11.4)	—	—
Income (Loss) from Continuing Operations	523.4	(56.8)	97.3
Income from discontinued operations, net of tax	41.6	24.4	61.8
Net Income (Loss)	565.0	(32.4)	159.1
Less: Net income attributable to noncontrolling interests	2.5	0.9	—
Net Income (Loss) Attributable to Ingersoll Rand Inc.	$562.5	$(33.3)	$159.1

Amounts attributable to Ingersoll Rand Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$520.9	$(57.7)	$97.3
Income from discontinued operations, net of tax	41.6	24.4	61.8
Net income (loss) attributable to Ingersoll Rand Inc.	$562.5	$(33.3)	$159.1

Basic earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$1.26	$(0.15)	$0.48
Earnings from discontinued operations	0.10	0.06	0.30
Net earnings (loss)	1.36	(0.09)	0.78

Diluted earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$1.24	$(0.15)	$0.47
Earnings from discontinued operations	0.10	0.06	0.30
Net earnings (loss)	1.34	(0.09)	0.76
The accompanying notes are an integral part of these consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2021	2020	2019
Comprehensive Income Attributable to Ingersoll Rand Inc.
Net income (loss) attributable to Ingersoll Rand Inc.	$562.5	$(33.3)	$159.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	(103.0)	268.2	(1.5)
Unrecognized gains on cash flow hedges, net	—	10.9	7.2
Pension and other postretirement prior service cost and gain (loss), net	48.7	(8.9)	(6.5)
Other comprehensive income (loss), net of tax	(54.3)	270.2	(0.8)
Comprehensive income attributable to Ingersoll Rand Inc.	$508.2	$236.9	$158.3
Comprehensive Income (Loss) Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$2.5	$0.9	$—
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net	(2.3)	(1.4)	—
Total other comprehensive loss, net of tax	(2.3)	(1.4)	—
Comprehensive income (loss) attributable to noncontrolling interests	$0.2	$(0.5)	$—
Total Comprehensive Income	$508.4	$236.4	$158.3
The accompanying notes are an integral part of these consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$2,109.6	$1,750.9
Accounts receivable, net of allowance for credit losses of $42.3 and $50.9, respectively	948.6	861.8
Inventories	854.2	716.7
Other current assets	186.9	195.3
Assets of discontinued operations - current	15.6	337.4
Total current assets	4,114.9	3,862.1
Property, plant and equipment, net of accumulated depreciation of $357.7 and $291.1, respectively	648.6	609.0
Goodwill	5,981.6	5,582.6
Other intangible assets, net	3,912.7	3,797.2
Deferred tax assets	28.0	15.6
Other assets	468.7	329.3
Assets of discontinued operations - long-term	—	1,862.8
Total assets	$15,154.5	$16,058.6
Liabilities and Equity
Current liabilities
Short-term borrowings and current maturities of long-term debt	$38.8	$40.4
Accounts payable	670.5	536.4
Accrued liabilities	741.3	708.9
Liabilities of discontinued operations - current	17.1	212.9
Total current liabilities	1,467.7	1,498.6
Long-term debt, less current maturities	3,401.8	3,859.1
Pensions and other postretirement benefits	195.1	272.5
Deferred income taxes	708.6	702.4
Other liabilities	310.1	343.7
Liabilities of discontinued operations - long-term	—	192.8
Total liabilities	6,083.3	6,869.1
Commitments and contingencies (Note 21)
Stockholders’ equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 423,785,571 and 420,123,978 shares issued as of December 31, 2021 and 2020, respectively	4.3	4.2
Capital in excess of par value	9,408.6	9,310.3
Retained earnings (accumulated deficit)	378.6	(175.7)
Accumulated other comprehensive income (loss)	(41.6)	14.2
Treasury stock at cost; 16,000,364 and 1,496,169 shares as of December 31, 2021 and 2020, respectively	(748.4)	(33.3)
Total Ingersoll Rand Inc. stockholders’ equity	9,001.5	9,119.7
Noncontrolling interests	69.7	69.8
Total equity	9,071.2	9,189.5
Total liabilities and equity	$15,154.5	$16,058.6
The accompanying notes are an integral part of these consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at December 31, 2018	201.1	$2.0	$2,282.7	$(308.7)	$(247.0)	$(53.0)	$1,676.0	$—	$1,676.0
Net income	—	—	—	159.1	—	—	159.1	—	159.1
Issuance of common stock for stock-based compensation plans	5.7	0.1	34.5	—	—	—	34.6	—	34.6
Purchases of treasury stock	—	—	—	—	—	(18.6)	(18.6)	—	(18.6)
Issuance of treasury stock for stock-based compensation plans	—	—	(26.4)	—	—	34.8	8.4	—	8.4
Stock-based compensation	—	—	11.2	—	—	—	11.2	—	11.2
Other comprehensive loss, net of tax	—	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Adoption of new accounting standard (ASU 2018-02)	—	—	—	8.2	(8.2)	—	—	—	—
Balance at December 31, 2019	206.8	$2.1	$2,302.0	$(141.4)	$(256.0)	$(36.8)	$1,869.9	$—	$1,869.9
Net income (loss)	—	—	—	(33.3)	—	—	(33.3)	0.9	(32.4)
Issuance of common stock for stock-based compensation plans	2.3	—	20.1	—	—	—	20.1	—	20.1
Purchases of treasury stock	—	—	—	—	—	(2.1)	(2.1)	—	(2.1)
Issuance of treasury stock for stock-based compensation plans	—	—	(3.2)	—	—	5.6	2.4	—	2.4
Acquisition of Ingersoll Rand Industrial (Note 4)	211.0	2.1	6,934.9	—	—	—	6,937.0	73.3	7,010.3
Costs of issuing equity securities (Note 4)	—	—	(1.0)	—	—	—	(1.0)	—	(1.0)
Stock-based compensation	—	—	57.5	—	—	—	57.5	—	57.5
Other comprehensive income (loss), net of tax	—	—	—	—	270.2	—	270.2	(1.4)	268.8
Adoption of new accounting standard (ASU 2016-13)	—	—	—	(1.0)	—	—	(1.0)	—	(1.0)
Adjustments for shares tendered in open offer (Note 13)	—	—	—	—	—	—	—	(14.9)	(14.9)
Adjustments for shares sold in offer for sale (Note 13)	—	—	—	—	—	—	—	11.9	11.9
Balance at December 31, 2020	420.1	$4.2	$9,310.3	$(175.7)	$14.2	$(33.3)	$9,119.7	$69.8	$9,189.5
Net income	—	—	—	562.5	—	—	562.5	2.5	565.0
Dividends declared	—	—	—	(8.2)	—	—	(8.2)	—	(8.2)
Issuance of common stock for stock-based compensation plans	3.7	0.1	20.3	—	—	—	20.4	—	20.4
Purchases of treasury stock	—	—	—	—	—	(736.8)	(736.8)	—	(736.8)
Issuance of treasury stock for stock-based compensation plans	—	—	(19.9)	—	—	21.7	1.8	—	1.8
Stock-based compensation	—	—	97.9	—	—	—	97.9	—	97.9
Other comprehensive loss, net of tax	—	—	—	—	(54.3)	—	(54.3)	(2.3)	(56.6)
Divestiture of foreign subsidiaries	—	—	—	—	(1.5)	—	(1.5)	—	(1.5)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at December 31, 2021	423.8	$4.3	$9,408.6	$378.6	$(41.6)	$(748.4)	$9,001.5	$69.7	$9,071.2

INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$565.0	$(32.4)	$159.1
Income from discontinued operations, net of tax	41.6	24.4	61.8
Income (loss) from continuing operations	523.4	(56.8)	97.3
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Amortization of intangible assets	332.9	335.1	105.3
Depreciation	89.2	77.4	41.2
Impairment of other intangible assets	—	19.9	—
Non-cash restructuring charges	1.1	6.2	0.4
Stock-based compensation expense	87.2	47.5	18.7
Loss on equity method investments	11.4	—	—
Foreign currency transaction losses (gains), net	(12.0)	18.6	7.3
Loss on extinguishment of debt	9.0	2.0	0.2
Non-cash adjustments to carrying value of LIFO inventories	33.2	39.8	0.2
Deferred income taxes	(103.6)	(83.1)	(21.3)
Other non-cash adjustments	(0.2)	—	0.8
Changes in assets and liabilities
Receivables	(62.5)	52.4	(14.5)
Inventories	(134.4)	159.0	27.4
Accounts payable	118.2	(43.4)	44.2
Accrued liabilities	(220.0)	115.7	(25.0)
Other assets and liabilities, net	(45.1)	(36.8)	(58.7)
Net cash provided by operating activities from continuing operations	627.8	653.5	223.5
Cash Flows From Investing Activities
Capital expenditures	(64.1)	(42.0)	(37.9)
Net cash (paid) acquired in business combinations	(974.8)	9.0	(12.0)
Disposals of property, plant and equipment	9.5	1.7	0.4
Net cash used in investing activities from continuing operations	(1,029.4)	(31.3)	(49.5)
Cash Flows From Financing Activities
Principal payments on long-term debt	(435.7)	(1,619.1)	(32.6)
Proceeds from long-term debt	—	1,980.1	—
Cash dividends on common stock	(8.2)	—	—
Purchases of treasury stock	(736.8)	(2.1)	(18.6)
Proceeds from stock option exercises	23.7	22.7	42.7
Payments of debt issuance costs	—	(47.8)	(0.5)
Purchase of shares from noncontrolling interests	—	(14.9)	—
Proceeds from sale of noncontrolling interests	—	11.9	—
Other financing	—	(2.1)	(1.3)
Net cash (used in) provided by financing activities from continuing operations	(1,157.0)	328.7	(10.3)
Cash Flows From Discontinued Operations:
Net cash provided by (used in) operating activities	(12.3)	260.8	119.8
Net cash provided by (used in) investing activities	1,943.7	(6.6)	(4.8)
Net cash used in financing activities	—	—	(1.2)
Net cash provided by discontinued operations	1,931.4	254.2	113.8
Effect of exchange rate changes on cash and cash equivalents	(14.1)	40.3	6.8
Net increase in cash and cash equivalents	358.7	1,245.4	284.3
Cash and cash equivalents, beginning of year	1,750.9	505.5	221.2
Cash and cash equivalents, end of year	$2,109.6	$1,750.9	$505.5

Supplemental Cash Flow Information
Cash paid for income taxes	$427.9	$106.3	$61.6
Cash paid for interest	79.8	98.7	85.6
Capital expenditures in accounts payable	3.5	4.0	4.8
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
Revenue Recognition
The Company recognizes revenue when the Company has satisfied its obligation and control is transferred to the customer. The majority of the Company’s revenues are derived from short duration contracts and revenue is recognized at a single point in time when control is transferred to the customer, generally at shipment or when delivery has occurred or services have been rendered. The Company also has certain contracts in which revenue is recognized over time based on the Company’s progress in satisfying the contractual performance obligations. See Note 15 “Revenue from Contracts with Customers” for additional information regarding revenue recognition.
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
Selling and Administrative Expenses
Selling and administrative expenses consist of (i) employee related salary, stock-based compensation expense, benefits and other expenses for selling, administrative functions and other activities not associated with the manufacture of products or delivery of services to customers; (ii) the costs of marketing and direct costs of selling products and services to customers including internal and external sales commissions; (iii) facilities costs including office rent, maintenance, depreciation, and insurance for selling and administrative activities; (iv) research and development expenditures; (v) professional and consultant fees; and (vi) other miscellaneous expenses.
Cash and Cash Equivalents
Cash and cash equivalents are highly liquid investments primarily consisting of demand deposits and have original maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value. As of December 31, 2021 and 2020, cash of $2.5 million and $3.1 million, respectively, was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments on behalf of the Company.
Accounts Receivable
Trade accounts receivable consist of amounts owed for products shipped to or services performed for customers. Reviews of customers’ creditworthiness are performed prior to order acceptance or order shipment.
Trade accounts receivable are recorded net of an allowance for expected credit losses. The allowance for credit losses is based on the Company’s assessment of losses that will result from its customers’ inability or unwillingness to pay amounts owed to the Company. The allowance is determined using a combination of factors, including historical credit loss experience and the length of time that the trade receivables are past due, supplemented by the Company’s knowledge of customer-specific information, current market conditions and reasonable and supportable forecasts of future events and economic conditions.
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
See Note 9 “Goodwill and Other Intangible Assets” for additional information related to impairment testing for goodwill and other intangible assets.
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
See Note 18 “Stock-Based Compensation Plans” for additional information regarding the Company’s equity compensation plans.

Pension and Other Postretirement Benefits
The Company sponsors a number of pension plans and other postretirement benefit plans worldwide. The calculation of the pension and other postretirement benefit obligations and net periodic benefit cost under these plans requires the use of actuarial valuation methods and assumptions. These assumptions include the discount rates used to value the projected benefit obligations, future rate of compensation increases, expected rates of return on plan assets and expected healthcare cost trend rates. The discount rates selected to measure the present value of the Company’s benefit obligations as of December 31, 2021 and 2020 were derived by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under the plans. In accordance with GAAP, actual results that differ from the Company’s assumptions are recorded in accumulated other comprehensive income (loss) and amortized through net periodic benefit cost over future periods. While management believes that the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement benefit obligations and future net periodic benefit cost.
See Note 12 “Benefit Plans” for disclosures related to the Company’s benefit plans, including quantitative disclosures reflecting the impact that changes in certain assumptions would have on service and interest costs and benefit obligations.
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
The Tax Cuts and Jobs Act, enacted on December 22, 2017, created a new requirement that certain income (i.e., Global intangible low taxed income (“GILTI”)) earned by controlled foreign corporations (“CFC”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.
Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company has determined that it will follow the period cost method (option 1 above) going forward. The tax provision for the year ended December 31, 2021 reflects this decision. All of the additional calculations and rule changes found in the Tax Act have been considered in the tax provision for the year ended December 31, 2021. The Company recorded a tax expense of $11.7 million in 2021 for the GILTI provisions of the Tax Act.
Research and Development
For the years ended December 31, 2021, 2020 and 2019, the Company spent approximately $74 million, $58 million, and $22 million, respectively, on research activities relating to the development of new products and new product applications. All such expenditures were funded by the Company, expensed as incurred and recorded to “Selling and administrative expenses” in the Consolidated Statements of Operations.

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
Comprehensive Income
The Company’s comprehensive income consists of net income (loss) and other comprehensive income (loss), consisting of (i) unrealized foreign currency net gains and losses on the translation of the assets and liabilities of its foreign operations; (ii) realized and unrealized foreign currency gains and losses on intercompany notes of a long-term nature and hedges of net investments in foreign operations, net of income taxes; (iii) unrealized gains and losses on cash flow hedges, net of income taxes; and (iv) pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes. See Note 14 “Accumulated Other Comprehensive Income (Loss).”
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions and amending and clarifying existing guidance. The guidance is effective for public companies beginning with the first quarter of 2021. Early adoption is permitted. The Company adopted this guidance on January 1, 2021. The adoption did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which explicitly clarifies which contracts, hedging relationships, and other transactions are within the scope of the optional expedients and exceptions allowed under Topic 848. The Company has not utilized any of the optional expedients or exceptions available under Topic 848. The Company will continue to assess whether this ASU is applicable through December 31, 2022, in conjunction with our assessment of ASU 2020-4.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The amendments in this update are effective for fiscal years beginning after December 15, 2022 for public companies. Early adoption is permitted. The adoption is not expected to have a material impact on our consolidated financial statements.

Note 3:    Discontinued Operations
Discontinued operations comprise two formerly-owned businesses, Specialty Vehicle Technologies (“SVT” or “Club Car”) and High Pressure Solutions (“HPS”). The results of operations, financial positions and cash flows of these businesses are reported as discontinued operations for all periods presented in these consolidated financial statements.
Specialty Vehicle Technologies
On April 9, 2021, the Company entered into an agreement to sell Club Car to private equity firm Platinum Equity Advisors, LLC (“Platinum Equity”) for $1.68 billion in cash. The sale was substantially completed on June 1, 2021.
SVT is presented as a discontinued operation and its net assets are classified as held for sale for all periods presented.
The Company recognized a pre-tax gain on sale of $298.3 million for the year ended December 31, 2021.
High Pressure Solutions
On February 14, 2021, the Company entered into an agreement to sell its majority interest in High Pressure Solutions to private equity firm American Industrial Partners. In exchange for its majority interest of 55%, the Company received net cash proceeds of $278.3 million and retained a 45% common equity interest in the newly-formed entity comprising the HPS business. The Company expects to maintain this minority investment indefinitely and is unable to estimate when this interest may be disposed. This sale was substantially completed on April 1, 2021.
HPS is presented as a discontinued operation and its net assets are classified as held for sale for all periods presented.
The Company recognized a pre-tax loss on sale of $207.7 million for the year ended December 31, 2021.
Financial information of discontinued operations
The results of operations of SVT and HPS are presented as discontinued operations for the years ended December 31, 2021, 2020 and 2019 as summarized below:

	Specialty Vehicle Technologies			High Pressure Solutions			Total
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Revenues	$430.9	$741.4	$—	$71.9	$195.6	$434.4	$502.8	$937.0	$434.4
Cost of sales	321.3	564.6	—	60.2	163.9	301.0	381.5	728.5	301.0
Gross Profit	109.6	176.8	—	11.7	31.7	133.4	121.3	208.5	133.4
Selling and administrative expenses	35.7	63.0	—	5.3	42.5	26.8	41.0	105.5	26.8
Amortization of intangible assets	10.4	37.1	—	2.4	23.6	19.0	12.8	60.7	19.0
Loss (gain) on sale	(298.3)	—	—	207.7	—	—	(90.6)	—	—
Other operating expense, net	18.1	1.7	—	19.0	14.5	6.4	37.1	16.2	6.4
Operating Income (Loss)	343.7	75.0	—	(222.7)	(48.9)	81.2	121.0	26.1	81.2
Interest expense	—	—	—	—	—	0.5	—	—	0.5
Other expense, net	—	—	—	—	0.1	—	—	0.1	—
Income (Loss) from Discontinued Operations Before Income Taxes	343.7	75.0	—	(222.7)	(49.0)	80.7	121.0	26.0	80.7
Provision (benefit) for income taxes	87.1	12.9	—	(7.7)	(11.3)	18.9	79.4	1.6	18.9
Income (Loss) from Discontinued Operations, Net of Tax	$256.6	$62.1	$—	$(215.0)	$(37.7)	$61.8	$41.6	$24.4	$61.8

The carrying value of major classes of assets and liabilities related to SVT and HPS that were included in discontinued operations at December 31, 2021 and December 31, 2020 are shown in the table below. Long-term assets and liabilities as of December 31, 2021 have been reclassified as current in the Consolidated Balance Sheets.

	December 31, 2021(1)	December 31, 2020(2)
Assets
Current assets:
Cash and cash equivalents	$6.2	$—
Accounts receivable, net	2.5	104.8
Inventories	5.6	226.9
Other current assets	0.1	5.7
Total current assets	14.4	337.4
Property, plant and equipment, net	1.2	188.3
Goodwill	—	721.0
Other intangible assets, net	—	935.4
Deferred tax assets	—	0.5
Other assets	—	17.6
Total non-current assets	1.2	1,862.8
Total assets	$15.6	$2,200.2

Liabilities
Current liabilities:
Accounts payable	$2.2	$134.7
Accrued liabilities	14.9	78.2
Total current liabilities	17.1	212.9
Pensions and other postretirement benefits	—	2.5
Deferred income taxes	—	173.3
Other liabilities	—	17.0
Total non-current liabilities	—	192.8
Total liabilities	$17.1	$405.7
(1)Relates to certain non-U.S. subsidiaries for which legal ownership of assets has not yet transferred.
(2)Total assets and total liabilities related to SVT were $1,512.7 million and $354.1 million, respectively, at December 31, 2020.
The significant non-cash operating items and capital expenditures reflected in cash flows of discontinued operations for the years ended December 31, 2021, 2020 and 2019 include the following:

	Specialty Vehicle Technologies			High Pressure Solutions			Total
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Loss (gain) on sale	$(298.3)	$—	$—	$207.7	$—	$—	$(90.6)	$—	$—
Depreciation and amortization	14.8	51.5	—	4.0	36.9	31.6	18.8	88.4	31.6
Stock-based compensation expense	8.2	3.0	—	2.7	0.8	0.5	10.9	3.8	0.5
Capital expenditures	1.6	3.1	—	0.3	3.6	5.3	1.9	6.7	5.3
Note 4:    Business Combinations
2021 Acquisitions
The Company acquired multiple businesses during the year ended December 31, 2021. Pro forma information has not been provided as the acquisitions did not have a material impact on the Company’s Consolidated Statements of Operations individually or in the aggregate. The revenues and operating income of each of the acquisitions below are included in the Company’s consolidated financial statements from the acquisition date.

On January 31, 2021, the Company acquired the Vacuum and Blower Systems division of Tuthill Corporation for cash consideration of $184.0 million. The business operates under the tradenames M-D Pneumatics and Kinney Vacuum Pumps and is a leader in the design and manufacture of positive displacement blowers, mechanical vacuum pumps, vacuum boosters and engineered blower and vacuum systems. The acquisition is intended to expand the product portfolio of the Industrial Technologies and Services segment with complementary technologies and applications. The goodwill arising from the acquisition is attributable to the expected cost synergies, anticipated growth of new and existing customers, and the assembled workforce. The goodwill resulting from this acquisition is expected to be deductible for tax purposes.
On July 30, 2021, the Company acquired Maximus Solutions for cash consideration of $111.0 million, net of cash acquired. The business is a provider of digital controls and Industrial Internet of Things (IIoT) production management systems for the agritech software and controls market. The acquisition is intended to expand product and service offerings of the Precision and Science Technologies segment into attractive end markets and contribute to growth in digital and connected solutions. The goodwill arising from the acquisition is attributable to synergies expected from building on Maximus’s expertise in digital controls and IIoT systems and from anticipated growth from existing and new customers. None of this goodwill is expected to be deductible for tax purposes.
On August 31, 2021, the Company acquired Seepex GmbH (“Seepex”) for cash consideration of $482.1 million, net of cash acquired. Seepex is a global leader in progressive cavity pump solutions. The acquisition expands the product portfolio of the Precision and Science Technologies segment with offerings that primarily serve the water, wastewater, food and beverage, and chemical end markets. The goodwill arising from the acquisition is attributable to the expected cost synergies, anticipated growth of new and existing customers, and the assembled workforce. None of this goodwill is expected to be deductible for tax purposes.
On October 29, 2021, the Company acquired Air Dimensions Inc. for cash consideration of $70.6 million. The business designs, manufactures and sells vacuum diaphragm pumps primarily for environmental applications. The acquisition is intended to expand the product portfolio of the Precision and Science Technologies segment and further penetrate end markets such as emission monitoring, biogas, utility and chemical processing. The goodwill arising from the acquisition is attributable to growth expected from product and channel synergies and to the assembled workforce. The goodwill resulting from this acquisition is expected to be deductible for tax purposes.
On December 1, 2021, the Company acquired the assets of Tuthill Corporation’s Pump Group for cash consideration of $85.5 million. The business is a market leader in gear and piston pump solutions. The acquisition is intended to complement existing brands and technologies in the Precision and Science Technologies segment and further penetrate high growth end markets, including life and sciences, food and beverage, medical and water and wastewater treatment. The goodwill arising from the acquisition is attributable to revenue growth and cost savings opportunities and to the assembled workforce. The majority of the goodwill resulting from this acquisition is expected to be deductible for tax purposes.
Other acquisitions completed during the year ended December 31, 2021 include multiple sales and service businesses and a manufacturer of air purity analysis equipment in the Industrial Technologies and Services segment and a pump technology business in the Precision and Science Technologies segment. The aggregate consideration for these acquisitions was $44.6 million.

The following table summarizes the allocation of consideration to the fair values of identifiable assets acquired and liabilities assumed at the acquisition date. The initial accounting for these acquisitions is substantially complete. Any further adjustments during the measurement period are not expected to be material.

	Seepex	M-D Pneumatics and Kinney Vacuum Pumps	Maximus Solutions	All Others
Accounts receivable	$24.9	$4.8	$4.3	9.3
Inventories	40.5	3.8	2.9	10.5
Other current assets	1.9	0.2	0.2	0.6
Property, plant and equipment	40.7	16.2	2.1	15.2
Goodwill	245.3	80.0	75.7	78.3
Intangible assets	243.6	82.5	39.5	95.9
Other noncurrent assets	1.1	—	—	—
Total current liabilities	(34.4)	(3.5)	(2.4)	(4.0)
Deferred tax liabilities	(75.4)	—	(11.3)	(4.1)
Other noncurrent liabilities	(6.1)	—	—	(1.0)
Total consideration	$482.1	$184.0	$111.0	200.7
Acquisition Revenues and Operating Income
The revenue and operating income (loss) included in the financial statements for these acquisitions subsequent to their acquisition date was $145.9 million and $(4.5) million, respectively, for the year ended December 31, 2021.
Ingersoll Rand Industrial Acquisition
On February 29, 2020, Ingersoll Rand (formerly Gardner Denver Holdings, Inc.) completed the acquisition of and merger with Ingersoll Rand Industrial in exchange for non-cash consideration comprising the following:

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

The following table summarizes the allocation of consideration to the fair values of assets acquired and liabilities assumed of Ingersoll Rand Industrial as of February 29, 2020. These amounts include assets and liabilities of the Specialty Vehicle Technologies segment, which was divested during the year ended December 31, 2021 and is reported as a discontinued operation. Refer to Note 2 for further information on the sale of SVT.

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
Inventories
Acquired inventory comprised finished goods, work in process and raw materials. The fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance relating to the selling effort. The fair value of work in process inventory was primarily calculated as the estimated selling price, adjusted for estimated costs to complete the manufacturing, estimated costs of the selling effort, as well as a reasonable profit margin on the remaining manufacturing and selling effort. The fair value of raw materials and supplies was determined based on replacement cost which approximates historical carrying value.
Property, Plant and Equipment
The fair value of property, plant and equipment was primarily calculated using replacement costs adjusted for the age and condition of the asset, with the exception of real property which was calculated using the market approach, and is summarized below.

Land and buildings	$215.1
Machinery and equipment	256.9
Office furniture and equipment	13.4
Other	1.0
Construction in progress	30.1
Total property, plant and equipment	$516.5

Identifiable Intangible Assets
The fair value and weighted average useful life of the Ingersoll Rand Industrial identifiable intangible assets are as follows.

	Fair Value	Weighted Average Useful Life (Years)
Tradenames(1)	$1,312.0	Indefinite
Developed technology(2)	236.0	7
Customer relationships(3)	2,101.0	13
Backlog(4)	81.2	<1
Internal-use software and other	36.4	2
Total identifiable intangible assets	$3,766.6
(1)The fair value of tradenames were determined using a relief from royalty methodology, which estimates the cost savings generated by a company related to the ownership of an asset for which it would otherwise have had to pay royalties or license fees on revenues earned through the use of the asset. Tradenames are expected to have an indefinite useful life.
(2)The fair values of developed technology were determined using a relief from royalty methodology, with similar methodology and assumptions as described in the tradename description above. The economic useful lives were determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.
(3)The fair values of customer relationships were determined using the Multi-Period Excess Earning Method, which involves isolating the net earnings attributable to the asset being measured based on present value of the incremental after-tax cash flows attributable solely to the intangible asset over its remaining useful life. The economic useful lives were determined based on historical customer attrition rates.
(4)The fair values of acquired backlog were determined using the Multi-Period Excess Earning Method. The economic useful lives were based on the time to fulfill the outstanding order backlog obligation.
Leases, including lease liabilities and right-of-use assets
Lease liabilities, included in “Accrued liabilities” and “Other non-current liabilities” in the Consolidated Balance Sheets, at the acquisition date, were measured at the present value of the future minimum lease payments over the remaining lease term and the incremental borrowing rate of Ingersoll Rand as if the acquired leases were new leases as of the acquisition date.
Pension and Other Postretirement Liabilities
Ingersoll Rand recognized a pretax net liability representing the net funded status of Ingersoll Rand Industrial’s defined-benefit pension and other postretirement benefit (“OPEB”) plans.
Long-Term Debt
The fair value for long term debt was determined based on the total indebtedness less debt issuance costs as the debt consummated at the time of closing of the acquisition.
Deferred Income Tax Assets and Liabilities
The acquisition was structured as a merger and therefore, the Company generally assumed the historical tax basis of assets and liabilities. The deferred income tax assets and liabilities include the expected future federal, state and foreign tax consequences associated with temporary differences between the fair values of the assets acquired and liabilities assumed and the respective tax bases. Tax rates utilized in calculating deferred income taxes generally represent the enacted statutory tax rates at the effective date of the acquisition in the jurisdictions in which legal title of the underlying asset or liability resides.
Noncontrolling Interests
Ingersoll Rand Industrial had a controlling interest of approximately 74% in Ingersoll-Rand India Limited as of the acquisition date. The remaining shares were owned by unaffiliated shareholders and traded on India stock exchanges, representing a noncontrolling interest. The fair value of this noncontrolling interest was based on market quote of shares as the date of acquisition.

Other Assets Acquired and Liabilities Assumed (excluding Goodwill)
The Company utilized the carrying values, net of allowances, to value accounts receivable and accounts payable as well as other current assets and liabilities as it was determined that carrying values represented the fair value of those items at the acquisition date.
Goodwill
The excess of the consideration for the acquisition over the fair value of net assets acquired was recorded as goodwill. The goodwill is attributable to expected synergies and expanded market opportunities from combining the Company’s operations with those of Ingersoll Rand Industrial. The goodwill created in the acquisition is not expected to be deductible for tax purposes. See Note 9 “Goodwill and Other Intangible Assets” for the allocation of goodwill among the Company’s segments.
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
Unaudited pro forma information
The following unaudited pro forma financial information is provided for information purposes only and presents the results of operations of the Company as if the Ingersoll Rand Industrial acquisition was completed on January 1, 2019. The pro forma results do not necessarily represent the revenue or results of operations would have been realized had the acquisition been completed on January 1, 2019. In addition, these results are not intended to be a projection of future operating results and do not reflect synergies that might be achieved.

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
Settlement of post-acquisition contingencies
The Company and Trane Technologies concluded several post-closing steps of the Ingersoll Rand Industrial transaction in the second quarter of 2021. These steps included determining the final measurements of transferred working capital, indebtedness and retirement plan funding. Upon finalizing these measurements, Trane Technologies agreed to make a net payment of $49.5 million to Ingersoll Rand. This payment was received in the third quarter of 2021 and is reflected within changes in “Other assets and liabilities, net” on the Consolidated Statement of Cash Flows. The Company realized a gain of $30.1 million in the second quarter of 2021 to adjust its receivables for these items. This gain is reported within “Other income, net” on the Consolidated Statement of Operations.

Other 2020 Acquisitions
On September 1, 2020, the Company acquired Albin Pump SAS, a manufacturer of electric peristaltic pumps for cash consideration, net of cash acquired, of $15.5 million and deferred consideration of $0.9 million. The results of this business are reported within the Precision and Science Technologies segment from the date of acquisition.
Also during the year ended December 31, 2020, the Company acquired two sales and service businesses, one in the United States and one in Europe, in the Industrial Technologies and Services segment, for cash consideration of $15.0 million and deferred consideration of $5.1 million.
Acquisition Revenues and Operating Income
The revenues included in the financial statements for these acquisitions subsequent to their acquisition date was $23.5 million and $8.9 million, respectively, for the years ended December 31, 2021 and 2020. The operating income included in the financial statements for these acquisitions subsequent to their acquisition date was $2.1 million and $0.9 million, respectively, for the years ended December 31, 2021, and 2020.
Note 5:    Restructuring
Restructuring Program 2020 to 2022
Subsequent to the acquisition of Ingersoll Rand Industrial, the Company announced a restructuring program (“2020 Plan”) to create efficiencies and synergies, reduce the number of facilities and optimize operating margin within the merged Company. Through December 31, 2021, we recognized expense related to the 2020 Plan of $96.4 million, comprising $78.7 million, $6.9 million and $10.8 million for Industrial Technologies and Services, Precision and Science Technologies and Corporate, respectively. The Company expects total expense for workforce restructuring, facility consolidation and other exit and disposal activities under the 2020 Plan to be approximately $100 million to $115 million.
For the years ended December 31, 2021 and 2020, “Restructuring charges, net” were recognized within “Other operating expense, net” in the Consolidated Statements of Operations and consisted of the following.

	2021	2020
Industrial Technologies and Services	$8.4	$70.3
Precision and Science Technologies	—	6.9
Corporate	5.0	5.8
Restructuring charges, net	$13.4	$83.0
The following table summarizes the activity associated with the Company’s restructuring programs (included in “Accrued liabilities” in the Consolidated Balance Sheets) for the years ended December 31, 2021 and 2020, respectively.

	2021	2020
Balance at beginning of the period	$17.5	$4.8
Charged to expense - termination benefits	9.6	73.5
Charged to expense - other(1)	2.7	3.3
Acquired restructuring	—	5.1
Payments	(15.9)	(70.1)
Foreign currency translation and other	(1.6)	0.9
Balance at end of the period	$12.3	$17.5
(1)Excludes $1.1 million and $6.2 million of non-cash charges that impacted restructuring expense but not the restructuring liabilities during the years ended December 31, 2021 and 2020, respectively.
Restructuring Program 2018 to 2019
In the third quarter of 2018, the Company announced a restructuring program that primarily involved workforce reductions and facility consolidation. This restructuring program was completed as of December 31, 2020.

Note 6:    Allowance for Credit Losses
The allowance for credit losses for the years ended December 31, 2021, 2020 and 2019 consisted of the following.

	2021	2020	2019
Balance at beginning of the period	$50.9	$16.6	$16.0
Acquisition - Ingersoll Rand Industrial	—	25.1	—
Provision (benefit) charged to expense(1)	(4.3)	10.3	2.4
Write-offs, net of recoveries	(3.8)	(3.5)	(1.6)
Foreign currency translation and other	(0.5)	2.4	(0.2)
Balance at end of the period	$42.3	$50.9	$16.6
(1)In the fourth quarter of 2021, the Company adjusted its allowance for credit losses in certain major portions of the business due to improved collection experience and reduction of past due receivables. The impact of these updates was a $6.6 million reduction in the allowance, with a corresponding benefit within “Selling and administrative expenses.”
Note 7:    Inventories
Inventories as of December 31, 2021 and 2020 consisted of the following.

	2021	2020
Raw materials, including parts and subassemblies	$506.6	$451.0
Work-in-process	88.6	62.2
Finished goods	283.4	194.7
	878.6	707.9
LIFO excess (reserve)	(24.4)	8.8
Inventories	$854.2	$716.7
At December 31, 2021 and 2020, approximately 41% and 39%, respectively, of total inventory is accounted for on a last-in, first-out (“LIFO”) basis.
In the year ended December 31, 2020, the Company recorded non-cash adjustments of $35.6 million to reduce the carrying value of inventories acquired in the merger with Ingersoll Rand Industrial accounted for under the LIFO method, all of which was recognized in Cost of sales in the three month period ended June 30, 2020.
Note 8:    Property, Plant and Equipment
Property, plant and equipment, net as of December 31, 2021 and 2020 consisted of the following.

	2021	2020
Land and land improvements	$60.1	$54.3
Buildings	300.3	278.3
Machinery and equipment	548.1	485.0
Office furniture and equipment	58.3	53.4
Construction in progress	39.5	29.1
	1,006.3	900.1
Accumulated depreciation	(357.7)	(291.1)
Property, plant and equipment, net	$648.6	$609.0

Note 9:    Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill attributable to each reportable segment for the years ended December 31, 2021 and 2020 are as follows.

	Industrial Technologies and Services	Precision and Science Technologies	Total
Balance as of December 31, 2019	$865.4	$227.5	$1,092.9
Acquisitions	3,213.5	1,165.5	4,379.0
Foreign currency translation and other(1)	72.3	38.4	110.7
Balance as of December 31, 2020	4,151.2	1,431.4	5,582.6
Acquisitions	87.9	391.4	479.3
Foreign currency translation and other(1)	(61.8)	(18.5)	(80.3)
Balance as of December 31, 2021	$4,177.3	$1,804.3	$5,981.6
(1)Includes measurement period adjustments.
The Company acquired multiple businesses during the year ended December 31, 2021. The excess of the purchase price over the estimated fair values of intangible assets, identifiable assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price was preliminary for certain of these acquisitions and is subject to refinement based on final fair values of the identified assets acquired and liabilities assumed. The goodwill attributable to these businesses is as follows.

2021 Acquisitions	Industrial Technologies and Services	Precision and Science Technologies	Total
Seepex	$—	$245.3	$245.3
M-D Pneumatics and Kinney Vacuum Pumps	80.0	—	80.0
Maximus Solutions	—	75.7	75.7
Other acquisitions	7.9	70.4	78.3
	$87.9	$391.4	$479.3
The Company acquired several businesses during the year ended December 31, 2020. The excess of the purchase price over the estimated fair values of intangible assets, identifiable assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price was preliminary for certain of these acquisitions and is subject to refinement based on final fair values of the identified assets acquired and liabilities assumed. The goodwill attributable to these businesses is as follows.

2020 Acquisitions	Industrial Technologies and Services	Precision and Science Technologies	Total
Ingersoll Rand Industrial	$3,198.0	$1,162.3	$4,360.3
Albin Pump SAS	—	3.2	3.2
Other acquisitions	15.5	—	15.5
	$3,213.5	$1,165.5	$4,379.0
As of December 31, 2021 and 2020, goodwill included a total of $220.6 million of accumulated impairment losses within the Industrial Technologies and Services segment related to impairments recognized in and prior to 2015.
Goodwill Impairment Tests
Consistent with our accounting policy in Note 1, we performed our annual goodwill impairment testing as of the first day of our fiscal fourth quarters of 2021, 2020 and 2019. For the years ended December 31, 2021, 2020 and 2019, each reporting unit’s fair value was in excess of its net carrying value, and therefore, no goodwill impairment was recorded.

Other Intangible Assets
Other intangible assets as of December 31, 2021 and 2020 consisted of the following.

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer lists and relationships	$3,055.0	$(1,048.3)	$2,006.7	$2,835.0	$(841.3)	$1,993.7
Technology	356.4	(77.8)	278.6	279.9	(38.1)	241.8
Tradenames	47.8	(19.0)	28.8	41.8	(15.6)	26.2
Backlog	8.1	(5.1)	3.0	—	—	—
Other	107.1	(76.9)	30.2	102.8	(58.6)	44.2
Unamortized intangible assets:
Tradenames	1,565.4	—	1,565.4	1,491.3	—	1,491.3
Total other intangible assets	$5,139.8	$(1,227.1)	$3,912.7	$4,750.8	$(953.6)	$3,797.2
Amortization of intangible assets was $332.9 million, $335.1 million and $105.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization of intangible assets is anticipated to be approximately $300 million in each of 2022, 2023 and 2024, $200 million in 2025 and $160 million in 2026 based upon currency exchange rates as of December 31, 2021.
Other Intangible Asset Impairment Tests
The Company recognized an impairment in the third quarter of 2020 of $19.9 million to reduce the carrying value of two tradenames in the Industrial Technologies and Services segment.
Consistent with our accounting policy in Note 1, we performed our annual intangible asset impairment testing as of the first day of our fiscal fourth quarters of 2021, 2020 and 2019. For the years ended December 31, 2021, 2020 and 2019, other than as discussed above, each tradename’s fair value was in excess of its net carrying value, and therefore, no impairment was recorded.
Note 10:    Accrued Liabilities
Accrued liabilities as of December 31, 2021 and 2020 consisted of the following:

	2021	2020
Salaries, wages, and related fringe benefits	$232.1	$197.0
Contract liabilities	242.1	164.6
Product warranty	42.5	41.1
Operating lease liabilities	34.9	47.1
Restructuring	12.3	17.5
Taxes	41.6	116.1
Other	135.8	125.5
Total accrued liabilities	$741.3	$708.9

A reconciliation of the changes in the accrued product warranty liability for the years ended December 31, 2021 and 2020 is as follows.

	2021	2020
Balance at the beginning of period	$41.1	$19.1
Product warranty accruals	16.1	17.2
Acquired warranty	2.1	19.8
Settlements	(15.7)	(16.7)
Foreign currency translation and other	(1.1)	1.7
Balance at the end of period	$42.5	$41.1
Note 11: Debt
Debt as of December 31, 2021 and 2020 consisted of the following.

	2021	2020
Short-term borrowings	$—	$—
Long-term debt
Dollar Term Loan B, due 2027(1)	$1,865.0	$1,883.7
Dollar Term Loan, due 2027(2)	910.5	919.6
Euro Term Loan, due 2027(3)	670.7	728.0
Dollar Term Loan Series A, due 2027(4)	—	392.4
Finance leases and other long-term debt	23.9	17.2
Unamortized debt issuance costs	(29.5)	(41.4)
Total long-term debt, net, including current maturities	3,440.6	3,899.5
Current maturities of long-term debt	38.8	40.4
Total long-term debt, net	$3,401.8	$3,859.1
(1)As of December 31, 2021, this amount is presented net of unamortized discounts of $1.7 million. As of December 31, 2021, the applicable interest rate was 1.84% and the weighted-average rate was 1.86% for the year ended December 31, 2021.
(2)As of December 31, 2021, this amount is presented net of unamortized discounts of $0.9 million. As of December 31, 2021, the applicable interest rate was 1.84% and the weighted-average rate was 1.86% for the year ended December 31, 2021.
(3)As of December 31, 2021, this amount is presented net of unamortized discounts of $0.6 million. As of December 31, 2021, the applicable interest rate was 2.00% and the weighted-average rate was 2.00% for the year ended December 31, 2021.
(4)The weighted-average rate was 2.86% for the year ended December 31, 2021.
Senior Secured Credit Facilities
The Company entered into a senior secured credit agreement with UBS AG, Stamford Branch, as administrative agent, and other agents and lenders party thereto (the “Senior Secured Credit Facilities”) on July 30, 2013.
The Senior Secured Credit Facilities entered into on July 30, 2013 provided senior secured financing in the equivalent of approximately $2,825.0 million, consisting of: (i) a senior secured term loan facility denominated in U.S. Dollars (the “Original Dollar Term Loan Facility”) in an aggregate principal amount of $1,900.0 million; (ii) a senior secured term loan facility denominated in Euros (the “Original Euro Term Loan Facility”) in an aggregate principal amount of €400.0 million; and (iii) a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $400.0 million available to be drawn in U.S. dollars (“USD”), Euros (“EUR”), Great British Pounds (“GBP”) and other reasonably acceptable foreign currencies, subject to certain sublimits for the foreign currencies. The Revolving Credit Facility included borrowing capacity available for letters of credit up to $200.0 million and for borrowings on same-day notice, referred to as swingline loans.
The borrower of the Dollar Term Loan Facility and the Euro Term Loan Facility is Gardner Denver, Inc. Prior to the Company entering into Amendment No. 1, GD German Holdings II GmbH became an additional borrower and successor in interest to Gardner Denver Holdings GmbH & Co. KG. GD German Holdings II GmbH, GD First (UK) Limited and Gardner Denver, Inc. were the listed borrowers under the Revolving Credit Facility.
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
The Company entered into Amendment No. 4 to the Senior Secured Credit Facilities with UBS AG, Stamford Branch, as Resigning Agent and Citibank, N.A. as Successor Agent on June 28, 2019 (“Amendment No. 4”). Amendment No. 4 (i) refinanced the existing senior secured revolving credit facility with a replacement $450.0 million senior secured revolving credit facility (the “New Revolving Credit Facility”); (ii) extended the maturity of the revolving credit facility to June 28, 2024, (iii) terminated the revolving credit facility commitments of certain lenders under the existing senior secured revolving credit facility under the Senior Secured Credit Facilities, (iv) provided for up to $200.0 million of the New Revolving Credit Facility to be available for the purpose of issuing letters of credit; (v) provided for the replacement of GD First (UK) Limited by Gardner Denver Holdings, Ltd. as the UK Borrower under the Senior Secured Credit Facilities; (vi) transferred the Administrative Agent, Collateral Agent and Swingline Lender roles under the Senior Secured Credit Facilities to Citibank, N.A; and (vii) made certain other corresponding technical changes and updates. At the consummation of the merger between Gardner Denver Holdings, Inc., and Ingersoll-Rand plc, Amendment No. 4 increased the aggregate amount of the New Revolving Credit Facility to $1,000.0 million and increased the capacity under the New Revolving Credit Facility to issue letters of credit to $400.0 million. As a result of Amendment No. 4, the Company wrote off $0.2 million of debt issuance costs to the “Loss on extinguishment of debt” in the Consolidated Statements of Operations for the year ended December 31, 2019.
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
On June 29, 2020, the Company entered into Amendment No. 6 to the Credit Agreement (“Amendment No. 6”). Amendment No. 6 (i) provided for $400.0 million of incremental term loans (“Dollar Term Loan Series A”), reduced by an original issue discount of $6.0 million, and (ii) established an increase of $100.0 million to the Revolving Credit Facility, bringing the total sum of the Revolving Credit Facility to $1,100.0 million. The proceeds were expected to be used for general business purposes, including providing incremental liquidity in the event of a prolonged adverse impact of the COVID-19 pandemic. On September 30, 2021, the Company elected to prepay the Dollar Term Loan Series A outstanding principal balance of

$396.0 million using cash on hand. The prepayment resulted in the write-off of unamortized debt issuance costs and unamortized issuance discount of $9.0 million which was recognized in “Loss on extinguishment of debt” in the Consolidated Statements of Operations.
On December 28, 2021, Gardner Denver, Inc. entered into Amendment No. 7 to the Credit Agreement (“Amendment No. 7”). Amendment No. 7 was entered into pursuant to the terms of the Senior Secured Credit Facilities to provide for (i) the change of the underlying rate for borrowings denominated in GBP from a LIBOR-based rate to a SONIA-based rate (Sterling Overnight Index Average), subject to certain adjustments and terms specified in Amendment No. 7, (ii) the change of the underlying rate for borrowings denominated in EUR from a LIBOR-based rate to a EURIBOR-based rate, subject to certain adjustments and terms specified in Amendment No. 7, and (iii) certain other updates and corresponding changes regarding successor interest rates to LIBOR.
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
As of December 31, 2021, the aggregate amount of commitments under the Revolving Credit Facility was $1,100.0 million and the capacity under the Revolving Credit Facility to issue letters of credit was $400.0 million. As of December 31, 2021, the Company had no outstanding borrowings, $6.6 million of outstanding letters of credit under the New Revolving Credit Facility and unused availability of $1,093.4 million.
Interest Rate and Fees
Borrowings under the Dollar Term Loan, Dollar Term Loan B, and Revolving Credit Facility (other than Revolving Credit Facility borrowings in GBP or EUR) bear interest at a rate equal to, at the Company’s option, either (a) the greater of LIBOR for the relevant interest period or 0.00% per annum, in each case adjusted for statutory reserve requirements, plus an applicable margin or (b) a base rate (the “Base Rate”) equal to the highest of (1) the rate of interest publicly announced by the administrative agent as its prime rate in effect at its principal office, (2) the federal funds effective rate plus 0.50%, (3) LIBOR for an interest period of one month, adjusted for statutory reserve requirements, plus 1.00% and (4) 1.00%, in each case, plus an applicable margin. Borrowings under the Euro Term Loan and Revolving Credit Facility borrowings in EUR (if any) bear interest at a rate equal to the greater of EURIBOR for the relevant interest period, or 0.00% per annum, in each case adjusted for statutory reserve requirements, plus an applicable margin. Borrowings under the Revolving Credit Facility in GBP (if any) bear interest at a rate equal to the greater of (a) daily simple SONIA plus an applicable spread adjustment or (b) 0.00% per annum, in each case adjusted for statutory reserve requirements, plus an applicable margin. The applicable margin for (i) the Dollar Term Loan is 1.75% for LIBOR loans and 0.75% for base rate loans, (ii) the Dollar Term Loan B is 1.75% for LIBOR loans and 0.75% for base rate loans, (iii) the Euro Term Loan is 2.00%, (iv) the Revolving Credit Facility is 2.00% for LIBOR loans, EURIBOR loans and SONIA loans and 1.00% for Base Rate loans.
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
The Company may voluntarily repay outstanding loans under the Senior Secured Credit Facilities at any time without premium or penalty, subject to certain customary conditions, including reimbursements of the lenders’ redeployment costs actually incurred in the case of a prepayment of certain borrowings other than on the last day of the relevant interest period, provided that (i) any voluntary prepayment of the Dollar Term Loan, the Dollar Term Loan B or the Euro Term Loan prior to August 28, 2020, in connection with a repricing transaction would have been subject to a prepayment premium of 1.00% of the principal amount so prepaid and (ii) any voluntary prepayment of Dollar Term Loan Series A prior to December 29, 2020, in connection with a repricing transaction would have been subject to a prepayment premium of 1.00% of the principal amount so prepaid.
Amortization and Final Maturity
The Dollar Term Loan, Dollar Term Loan B and Euro Term Loan amortize in equal to quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of such term loan, with the balances payable on February 28, 2027.
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

Total Debt Maturities
Total debt maturities for the five years subsequent to December 31, 2021 and thereafter are approximately $38.8 million, $37.8 million, $37.3 million, $37.1 million, $37.2 million and $3,285.1 million, respectively.
Note 12:    Benefit Plans
Pension and Postretirement Benefit Plans
The Company sponsors a number of pension and postretirement plans worldwide. Pension plan benefits are provided to employees under defined benefit pay-related and service-related plans, which are non-contributory in nature. The Company’s funding policy for the U.S. defined benefit pension plans is to contribute at least the minimum required contribution required by Employee Retirement Income Security Act (“ERISA”), as amended by the Pension Protection Act of 2016 (as amended by MAP-21, HAFTA, and BBA 15). The Company intends to make contributions, as necessary, to prevent benefit restrictions in the plans. The Company’s annual contributions to the non-U.S. pension plans are consistent with the requirements of applicable local laws.
The Company also provides postretirement healthcare and life insurance benefits in the United States and South Africa to a limited group of current and retired employees. All of the Company’s postretirement benefit plans are unfunded.
The following table provides a reconciliation of the changes in the benefit obligations and in the fair value of the plan assets for the periods described below.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020	2021	2020
Reconciliation of Benefit Obligations:
Beginning balance	$484.3	$59.8	$445.7	$346.5	$31.3	$3.4
Service cost	5.3	5.8	4.3	3.8	—	—
Interest cost	10.8	9.5	4.6	6.1	0.6	0.5
Plan amendments	—	—	—	—	1.8	(1.6)
Actuarial losses (gains) (1)	(20.0)	18.1	(30.0)	24.4	(1.6)	2.0
Benefit payments	(25.7)	(29.0)	(13.7)	(12.8)	(3.3)	(2.7)
Acquisitions	—	421.0	—	56.7	—	29.3
Plan settlements	(12.9)	(0.9)	—	—	—	0.3
Effect of foreign currency exchange rate changes	—	—	(14.7)	21.0	(0.1)	0.1
Benefit obligations ending balance	$441.8	$484.3	$396.2	$445.7	$28.7	$31.3
Reconciliation of Fair Value of Plan Assets:
Beginning balance	$395.0	$61.1	$284.8	$249.1
Actual return on plan assets	4.8	36.5	25.4	19.0
Employer contributions	11.5	0.1	7.6	7.6
Acquisitions	12.0	327.2	—	12.0
Plan settlements	(12.9)	(0.9)	—	—
Benefit payments	(25.7)	(29.0)	(13.7)	(12.8)
Effect of foreign currency exchange rate changes	—	—	(6.4)	9.9
Fair value of plan assets ending balance	$384.7	$395.0	$297.7	$284.8

Funded Status as of Period End	$(57.1)	$(89.3)	$(98.5)	$(160.9)	$(28.7)	$(31.3)
(1)Actuarial losses (gains) primarily resulted from changes in discount rates.

Amounts recognized as a component of accumulated other comprehensive income (loss) as of December 31, 2021 and 2020 that have not been recognized as a component of net periodic benefit cost are presented in the following table.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020	2021	2020
Net actuarial losses (gains)	$(12.7)	$(0.8)	$26.0	$75.7	$0.5	$2.4
Prior service cost	—	—	3.1	3.2	0.2	(1.6)
Amounts included in accumulated other comprehensive income (loss)	$(12.7)	$(0.8)	$29.1	$78.9	$0.7	$0.8
Pension and other postretirement benefit liabilities and assets are included in the following captions in the Consolidated Balance Sheets as of December 31, 2021 and 2020.

	2021	2020
Other assets	$10.4	$2.3
Accrued liabilities	(10.9)	(17.9)
Pension and other postretirement benefits	(183.8)	(265.9)
The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2021 and 2020.

	U.S. Pension Plans		Non-U.S. Pension Plans
	2021	2020	2021	2020
Projected benefit obligations	$385.0	$425.2	$154.7	$441.4
Accumulated benefit obligation	382.8	415.9	126.4	406.3
Fair value of plan assets	326.7	331.0	26.9	260.5
The accumulated benefit obligation for all U.S. defined benefit pension plans was $439.6 million and $478.0 million as of December 31, 2021 and 2020, respectively. The accumulated benefit obligation for all non-U.S. defined benefit pension plans was $386.4 million and $426.7 million as of December 31, 2021 and 2020, respectively.
The following tables provide the components of net periodic benefit cost (income) and other amounts recognized in other comprehensive income (loss), before income tax effects, for the years ended December 31, 2021, 2020 and 2019.

	U.S. Pension Plans
	2021	2020	2019
Net Periodic Benefit Cost (Income):
Service cost	$5.3	$5.8	$—
Interest cost	10.8	9.5	2.2
Expected return on plan assets	(12.2)	(12.0)	(2.2)
Amortization of net actuarial loss	—	—	0.1
Net periodic benefit cost	3.9	3.3	0.1
Gain due to settlement	(0.6)	—	—
Total net periodic benefit cost recognized	$3.3	$3.3	$0.1
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial gain	$(12.5)	$(6.4)	$(0.9)
Amortization of net actuarial gain (loss)	0.6	—	(0.1)
Total recognized in other comprehensive income (loss)	$(11.9)	$(6.4)	$(1.0)
Total recognized in net periodic benefit (income) cost and other comprehensive income (loss)	$(8.6)	$(3.1)	$(0.9)

	Non-U.S. Pension Plans
	2021	2020	2019
Net Periodic Benefit Cost (Income):
Service cost	$4.3	$3.8	$1.5
Interest cost	4.6	6.1	7.7
Expected return on plan assets	(12.2)	(11.0)	(10.3)
Amortization of prior-service cost	0.2	0.1	0.1
Amortization of net actuarial loss	4.9	2.9	2.0
Total net periodic benefit cost recognized	$1.8	$1.9	$1.0
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial loss (gain)	$(43.3)	$16.3	$10.9
Amortization of net actuarial loss	(4.9)	(2.9)	(2.0)
Amortization of prior service cost	(0.2)	(0.1)	(0.1)
Effect of foreign currency exchange rate changes	(1.4)	4.2	1.1
Total recognized in other comprehensive income (loss)	$(49.8)	$17.5	$9.9
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$(48.0)	$19.4	$10.9

	Other Postretirement Benefits
	2021	2020	2019
Net Periodic Benefit Cost:
Interest cost	$0.6	$0.5	$0.1
Amortization of prior-service cost	0.1	—	—
Amortization of net actuarial loss	0.1	—	—
Net periodic benefit cost	0.8	0.5	0.1
Loss due to curtailments or settlements	—	0.3	—
Total net periodic benefit cost recognized	$0.8	$0.8	$0.1
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial loss (gain)	$(1.6)	$2.0	$0.4
Amortization of net actuarial loss	(0.1)	—	—
Prior service cost	1.9	(1.6)	—
Amortization of prior service cost	(0.1)	—	—
Effect of foreign currency exchange rate changes	—	—	—
Total recognized in other comprehensive income (loss)	$0.1	$0.4	$0.4
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$0.9	$1.2	$0.5
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

The following actuarial assumptions were used to determine net periodic benefit cost (income) and benefit obligations for the years ended December 31, 2021, 2020 and 2019.

	U.S. Pension Plans			Non-U.S. Pension Plans
	2021	2020	2019	2021	2020	2019
Weighted-average actuarial assumptions used to determine net periodic benefit cost (income):
Discount rate	2.4%	2.7%	4.0%	1.1%	1.6%	2.6%
Expected long-term rate of return on plan assets	3.2%	2.6%	4.0%	4.3%	4.4%	4.9%
Rate of compensation increases	3.0%	4.0%	NA	3.1%	2.7%	2.8%
Weighted-average actuarial assumptions used to determine benefit obligations:
Discount rate	2.7%	2.4%	3.0%	1.6%	1.1%	1.7%
Rate of compensation increases	3.0%	3.0%	NA	4.3%	3.1%	2.7%
The following actuarial assumptions were used to determine other postretirement benefit plans costs and obligations for the years ended December 31, 2021, 2020 and 2019.

	Other Postretirement Benefits
	2021	2020	2019
Discount rate used to determine net periodic benefit cost (income)	1.8% - 2.4%	2.3% - 3.0%	4.7%
Discount rate used to determine benefit obligations	2.4% - 3.0%	1.9% - 2.3%	3.8%
Weighted-average actuarial assumptions used to determine other postretirement benefit plans costs and obligations:
Healthcare cost trend rate assumed for next year	6.8%	6.3%	7.1%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.7%	7.1%
Year that the date reaches the ultimate trend rate	2034	2029	2021
The following table reflects the estimated benefit payments for the next five years and for the years 2027 through 2031. The estimated benefit payments for the non-U.S. pension plans were calculated using foreign exchange rates as of December 31, 2021.

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans
2022	$38.1	$13.7	$3.3
2023	31.0	13.5	3.1
2024	28.6	14.3	2.8
2025	28.5	16.2	2.6
2026	26.8	16.4	2.3
Aggregate 2027-2031	127.0	85.8	8.8
In 2022, the Company expects to contribute approximately $4.2 million to the U.S. pension plans, approximately $6.8 million to the non-U.S. pension plans, and approximately $3.3 million to the other postretirement benefit plans.
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
The Company’s primary pension plans are in the U.S. and UK which together comprise approximately 81% of the total benefit obligations and 93% of total plan assets as of December 31, 2021. The following table presents the long-term target allocations for these plans as of December 31, 2021.

	U.S. Plans	UK Plan
Asset category:
Equity	13%	32%
Fixed income	84%	30%
Real estate and other	3%	38%
Total	100%	100%
Fair Value Measurements
The following tables present the fair values of the Company’s pension plan assets as of December 31, 2021 and 2020 by asset category within the ASC 820 hierarchy (as defined in Note 20 “Fair Value Measurements”).

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV (5)	Total
Asset Category
Cash and cash equivalents(1)	$12.7	$—	$—	$—	$12.7
Equity funds:
U.S. small-cap	—	—	—	6.3	6.3
U.S. large-cap	—	8.0	—	29.0	37.0
International equity(2)	24.3	45.9	—	68.3	138.5
Total equity funds	24.3	53.9	—	103.6	181.8
Fixed income funds:
Corporate bonds - international	—	25.3	—	9.6	34.9
UK index-linked gilts	—	35.9	—	—	35.9
U.S. fixed income - government securities	—	—	—	38.0	38.0
U.S. fixed income - short duration	—	—	—	5.2	5.2
U.S. fixed income - intermediate duration	—	—	—	41.1	41.1
U.S. fixed income - long corporate	—	—	—	234.8	234.8
Global fixed income	—	—	—	13.5	13.5
Total fixed income funds	—	61.2	—	342.2	403.4
Other types of investments:
International real estate(3)	—	49.5	—	—	49.5
Other(4)		—	34.0	1.0	35.0
Total	$37.0	$164.6	$34.0	$446.8	$682.4

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV (5)	Total
Asset Category
Cash and cash equivalents(1)	$8.5	$—	$—	$—	$8.5
Equity funds:
U.S. large-cap	—	6.4	—	49.0	55.4
International equity(2)	24.2	39.8	—	81.7	145.7
Total equity funds	24.2	46.2	—	130.7	201.1
Fixed income funds:
Corporate bonds - international	—	25.2	—	—	25.2
UK index-linked gilts	—	41.5	—	—	41.5
U.S. fixed income - government securities	—	98.9	—	4.7	103.6
U.S. fixed income - short duration	—	15.2	—	4.5	19.7
U.S. fixed income - intermediate duration	—	26.3	—	45.2	71.5
U.S. fixed income - long corporate	—	120.6	—	9.6	130.2
Total fixed income funds	—	327.7	—	64.0	391.7
Other types of investments:
International real estate(3)	—	42.3	—	—	42.3
Other(4)	—	—	36.2	—	36.2
Total	$32.7	$416.2	$36.2	$194.7	$679.8
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
Defined Contribution Plans
The Company also sponsors defined contribution plans at various locations throughout the world. Benefits are determined and funded regularly based on terms of the plans or as stipulated in a collective bargaining agreement. The Company’s full-time salaried and hourly employees in the U.S. are eligible to participate in Company-sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401(k) of the Internal Revenue Code. The Company’s contributions to the savings plans are in the form of cash. The Company’s total contributions to all worldwide defined contribution plans for the years ended December 31, 2021, 2020, and 2019 were $40.6 million, $35.9 million and $19.5 million, respectively.
Other Benefit Plans
The Company offers a long-term service award program for qualified employees at certain of its non-U.S. locations. Under this program, qualified employees receive a service gratuity (“Jubilee”) payment once they have achieved a certain number of years of service. The Company’s actuarially calculated obligation equaled $4.9 million and $4.4 million as of December 31, 2021 and 2020, respectively.
There are various other employment contracts, deferred compensation arrangements, covenants not to compete, and change in control agreements with certain employees and former employees. The liabilities associated with such arrangements are not material to the Company’s consolidated financial statements.

Note 13:    Stockholders’ Equity and Noncontrolling Interests
Stockholders’ Equity
As of December 31, 2021 and 2020, 1,000,000,000 shares of voting common stock were authorized. Shares of common stock outstanding were 407,785,207 and 418,627,809 as of December 31, 2021 and 2020, respectively. The Company is governed by the General Corporation Law of the State of Delaware. All authorized shares of voting common stock have a par value of $0.01. Shares of common stock reacquired are considered issued and reported as Treasury shares.
Noncontrolling Interests
The Company has a controlling interest of approximately 75% of the common shares of Ingersoll-Rand India Limited (“IR India Limited”). The remaining shares are owned by unaffiliated shareholders and traded on India stock exchanges regulated by Securities and Exchange Board of India (“SEBI”).
The Company’s acquisition of Ingersoll Rand Industrial in 2020 resulted in an indirect change in control of IR India Limited as defined by SEBI Substantial Acquisition of Shares and Takeovers (“SAST”) regulations. As a result, the Company was required to pursue either a tender offer for a certain number of noncontrolling shares or a voluntary delisting of the entity from India stock exchanges.
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
Share Repurchase Programs
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
There were no shares repurchased under the August 1, 2018 program for the year ended December 31, 2020.
On August 24, 2021, the Board of Directors of Ingersoll Rand authorized a share repurchase program pursuant to which the Company may repurchase up to $750.0 million of its common stock (the “2021 Repurchase Program”). Under the repurchase program, Ingersoll Rand is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with all applicable securities laws and regulations, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Act of 1934.
There were no shares repurchased under the 2021 Repurchase Program for the year ended December 31, 2021.

Other Share Repurchases
On August 6, 2021, KKR completed a secondary offering to sell its remaining 29,788,635 shares of common stock, of which Ingersoll Rand purchased 14,894,317 shares for $49.05 per share.
Note 14:    Accumulated Other Comprehensive Income (Loss)
The Company’s other comprehensive income (loss) consists of (i) unrealized foreign currency net gains and losses on the translation of the assets and liabilities of its foreign operations; (ii) realized and unrealized foreign currency gains and losses on intercompany notes of a long-term nature and certain hedges of net investments in foreign operations, net of income taxes; (iii) unrealized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes; and (iv) pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes. See Note 12 “Benefit Plans” and Note 19 “Hedging Activities, Derivative Instruments and Credit Risk.”
On January 1, 2019, the Company adopted ASU 2018-02 which reclassified stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income (loss) to retained earnings (accumulated deficit). The Company recorded a cumulative-effect adjustment which increased “Accumulated other comprehensive loss” in the Consolidated Balance Sheet by $8.2 million.
The before tax income (loss) and related income tax effect are as follows.

	Foreign Currency Translation Adjustments, Net	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
Balance as of December 31, 2018	$(190.6)	$(11.4)	$(45.0)	$(247.0)
Before tax income (loss)	4.1	8.2	(9.3)	3.0
Income tax effect	(5.6)	(1.0)	2.8	(3.8)
Other comprehensive income (loss)	(1.5)	7.2	(6.5)	(0.8)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2018-02)	(1.5)	(6.7)	—	(8.2)
Balance as of December 31, 2019	$(193.6)	$(10.9)	$(51.5)	$(256.0)
Before tax income (loss)	253.1	14.2	(11.5)	255.8
Income tax effect	15.1	(3.3)	2.6	14.4
Other comprehensive income (loss)	268.2	10.9	(8.9)	270.2
Balance as of December 31, 2020	$74.6	$—	$(60.4)	$14.2
Before tax income (loss)	(119.9)	—	61.6	(58.3)
Income tax effect	16.9	—	(12.9)	4.0
Other comprehensive income (loss)	(103.0)	—	48.7	(54.3)
Divestiture of foreign subsidiaries	(1.5)	—	—	(1.5)
Balance as of December 31, 2021	$(29.9)	$—	$(11.7)	$(41.6)
The tables above include only the other comprehensive income (loss), net of tax, attributable to Ingersoll Rand Inc. Other comprehensive loss, net, attributable to noncontrolling interest holders was $2.3 million and $1.4 million for the years ended December 31, 2021 and 2020, respectively, and related entirely to foreign currency translation adjustments.

Changes in accumulated other comprehensive income (loss) by component for the periods described below are presented in the following table(1).

	Foreign Currency Translation Adjustments, Net	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
Balance as of December 31, 2018	$(190.6)	$(11.4)	$(45.0)	$(247.0)
Other comprehensive loss before reclassifications	(1.5)	(4.7)	(8.2)	(14.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	11.9	1.7	13.6
Other comprehensive income (loss)	(1.5)	7.2	(6.5)	(0.8)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2018-02)	(1.5)	(6.7)	—	(8.2)
Balance as of December 31, 2019	$(193.6)	$(10.9)	$(51.5)	$(256.0)
Other comprehensive income (loss) before reclassifications	268.2	(3.0)	(11.2)	254.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	13.9	2.3	16.2
Other comprehensive income (loss)	268.2	10.9	(8.9)	270.2
Balance as of December 31, 2020	$74.6	$—	$(60.4)	$14.2
Other comprehensive income (loss) before reclassifications	(103.0)	—	45.2	(57.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	3.5	3.5
Other comprehensive income (loss)	(103.0)	—	48.7	(54.3)
Divestiture of foreign subsidiaries	(1.5)	—	—	(1.5)
Balance as of December 31, 2021	$(29.9)	$—	$(11.7)	$(41.6)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
Reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019 are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	2021	2020	2019	Affected Line(s) in the Statement Where Net Income is Presented
Loss on cash flow hedges (interest rate swaps)	$—	$18.5	$15.6	Interest expense
Benefit for income taxes	—	(4.6)	(3.7)	Benefit for income taxes
Loss on cash flow hedges (interest rate swaps), net of tax	$—	$13.9	$11.9

Amortization of defined benefit pension and other postretirement benefit items(1)	$4.7	$3.0	$2.2	Cost of sales and Selling and administrative expenses
Benefit for income taxes	(1.2)	(0.7)	(0.5)	Benefit for income taxes
Amortization of defined benefit pension and other postretirement benefit items, net of tax	$3.5	$2.3	$1.7

Total reclassifications for the period	$3.5	$16.2	$13.6
(1)These components are included in the computation of net periodic benefit cost. See Note 12 “Benefit Plans” for additional details.
Note 15:    Revenue from Contracts with Customers
Overview
The Company recognizes revenue when it has satisfied its obligation and control is transferred to the customer. The amount of revenue recognized includes adjustments for any variable consideration, such as rebates, sales discounts and liquidated damages, which are included in the transaction price, and allocated to each performance obligation. The variable consideration is estimated throughout the course of the contract using the Company’s best estimates. Judgements impacting variable consideration related to material rebate and sales discount programs, and significant contracts containing liquidated damage clauses are governed by management review processes.
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
Disaggregation of Revenue
The following table provides disaggregated revenue by reportable segment for the years ended December 31, 2021 and 2020.

	Industrial Technologies and Services		Precision and Science Technologies		Total
	2021	2020	2021	2020	2021	2020
Primary Geographic Markets
United States	$1,554.6	$1,142.8	$432.2	$297.1	$1,986.8	$1,439.9
Other Americas	264.9	280.7	20.5	38.7	285.4	319.4
Total Americas	1,819.5	1,423.5	452.7	335.8	2,272.2	1,759.3
EMEIA	1,363.4	1,054.4	368.1	256.5	1,731.5	1,310.9
Asia Pacific	978.1	770.3	170.6	132.7	1,148.7	903.0
Total	$4,161.0	$3,248.2	$991.4	$725.0	$5,152.4	$3,973.2

Product Categories
Original equipment(1)	$2,467.1	$1,942.8	$822.3	$618.8	$3,289.4	$2,561.6
Aftermarket(2)	1,693.9	1,305.4	169.1	106.2	1,863.0	1,411.6
Total	$4,161.0	$3,248.2	$991.4	$725.0	$5,152.4	$3,973.2

Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$3,811.3	$2,937.1	$988.3	$725.0	$4,799.6	$3,662.1
Revenue recognized over time(4)	349.7	311.1	3.1	—	352.8	311.1
Total	$4,161.0	$3,248.2	$991.4	$725.0	$5,152.4	$3,973.2
(1)Revenues from sales of capital equipment within the Industrial Technologies and Services segment and sales of components to original equipment manufacturers in the Precision and Science Technologies segment.

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
As of December 31, 2021, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $472.3 million in the next twelve months and $396.7 million in periods thereafter. The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time and service contracts with an original duration greater than one year.
Contract Balances
The following table provides the contract balances as of December 31, 2021 and December 31, 2020 presented in the Consolidated Balance Sheets.

	December 31, 2021	December 31, 2020
Accounts receivable, net	$948.6	$861.8
Contract assets	60.8	60.4
Contract liabilities	243.5	166.2
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
Contract liabilities – Advance payments received from customers for contracts for which revenue is not yet recognized. Contract liability balances are generally recognized in revenue within twelve months. Of the $166.2 million in contract liabilities as of December 31, 2020, we recognized substantially all as revenue in the year ended December 31, 2021.
Contract assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Contract assets and liabilities are presented net on a contract level, where required.
Payments from customers are generally due 30 to 60 days after invoicing. Invoicing for sales of standard products generally coincides with shipment or delivery of goods. Invoicing for CTO and ETO contracts typically follows a schedule for billing at contractual milestones. Payment milestones normally include down payments upon the contract signing, completion of product design, completion of customer’s preliminary inspection, shipment or delivery, completion of installation, and customer’s on-site inspection. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets.

The Company has elected the practical expedient from ASC 606-10-32-18 and does not adjust the transaction price for the effects of a financing component if, at contract inception, the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
Note 16:    Income Taxes
Income (loss) before income taxes for the years ended December 31, 2021, 2020 and 2019 consisted of the following.

	2021	2020	2019
U.S.	$121.3	$(158.4)	$(100.5)
Non-U.S.	391.7	113.0	210.7
Income (loss) before income taxes	$513.0	$(45.4)	$110.2
The following table details the components of the Provision (benefit) for income taxes for the years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019
Current:
U.S. federal	$(33.1)	$6.6	$(14.6)
U.S. state and local	5.8	6.7	2.9
Non-U.S.	109.1	79.6	45.2
Deferred:
U.S. federal	(19.5)	(33.4)	(13.2)
U.S. state and local	(0.9)	(2.9)	0.5
Non-U.S.	(83.2)	(45.2)	(7.9)
Provision (benefit) for income taxes	$(21.8)	$11.4	$12.9
Certain prior period amounts within this Note have been reclassified to conform to the current period presentation.
The U.S. federal corporate statutory rate is reconciled to the Company’s effective income tax rate for the years ended December 31, 2021, 2020 and 2019 as follows.

	2021	2020	2019
U.S. federal corporate statutory rate	21.0%	21.0%	21.0%
State and local taxes, less federal tax benefit	1.1	(8.0)	4.1
Net effects of foreign tax rate differential	1.0	(14.6)	2.3
Withholding tax	3.0	(12.9)	—
Repatriation cost	1.4	17.7	—
Global Intangible Low-Tax Income (“GILTI”)	2.3	(11.7)	(4.3)
ASC 740-30 (formerly APB 23)	2.9	(18.6)	2.0
Valuation allowance changes	(5.4)	4.8	(4.3)
Uncertain tax positions	(1.3)	(4.7)	0.7
Equity compensation	(2.5)	6.1	(13.9)
Capital gain	—	—	5.1
Nondeductible acquisition costs	0.4	(7.7)	6.1
Foreign Derived Intangible Income (“FDII”) deduction	(3.2)	10.1	—
Tax credits	(0.8)	4.7	—
Income not subject to tax	(3.3)	—	—
Utilization of capital loss	(9.1)	—	—
Non-U.S. deferred change related to asset sales	(8.0)	—	—
Return to provision adjustment	(1.3)	0.5	—
Other, net	(2.4)	(11.8)	(7.1)
Effective income tax rate	(4.2)%	(25.1)%	11.7%

The principal items that gave rise to deferred income tax assets and liabilities as of December 31, 2021 and 2020 are as follows.

	2021	2020
Deferred Tax Assets:
Reserves and accruals	$69.3	$72.9
Allowance for credit losses	10.0	11.0
Inventory reserve	12.0	10.4
Pension and postretirement benefit plans	41.7	62.6
Tax loss carryforwards	95.9	101.7
Deferred taxes recorded in other comprehensive income	10.2	18.0
Foreign tax credit carryforwards	43.8	74.6
Other	30.9	10.7
Total deferred tax assets	313.8	361.9
Valuation allowance	(106.4)	(140.6)
Deferred Tax Liabilities:
LIFO inventory	(16.2)	(16.2)
Investment in partnership	(37.4)	—
Property, plant and equipment	(40.9)	(49.4)
Intangible assets	(742.1)	(809.9)
Unremitted foreign earnings	(49.6)	(32.5)
Deferred taxes recorded in other comprehensive income	—	—
Other	(1.6)	—
Total deferred tax liabilities	(887.8)	(908.0)
Net deferred income tax liability	$(680.4)	$(686.7)
The Company believes that it is more likely than not that it will realize its deferred tax assets through the reduction of future taxable income, other than for the deferred tax assets reflected below. Tax attributes and related valuation allowances as of December 31, 2021 were as follows.

	Tax Benefit	Valuation Allowance	Carryforward Period Ends
Tax Attributes to be Carried Forward
U.S. federal net operating loss	$0.3	$(0.3)	Unlimited
U.S. federal net operating loss	6.3	(0.1)	2031-2040
U.S. federal capital loss	—	—	2022
U.S. federal capital loss	—	—	2031-2040
U.S. federal tax credit	43.8	(43.8)	2022-2031
Alternative minimum tax credit	0.8	(0.1)	Unlimited
U.S. state and local net operating losses	6.5	(3.1)	2022-2041
U.S. state and local tax credit	0.2	—	2022-2040
Non U.S. net operating losses	70.7	(49.7)	Unlimited
Non U.S. capital losses	0.8	(0.7)	Unlimited
Excess interest	11.3	(3.7)	Unlimited
Other deferred tax assets	3.7	(4.9)	Unlimited
Total tax carryforwards	$144.4	$(106.4)

A reconciliation of the changes in the valuation allowance for deferred tax assets for the years ended December 31, 2021, 2020 and 2019 are as follows.

	2021	2020	2019
Beginning balance	$140.6	$67.9	$72.5
Revaluation or additions due to acquisitions or mergers(1)	—	63.3	—
Charged to tax expense	(27.6)	8.3	(5.4)
Charged to other accounts	(6.6)	1.1	0.1
Deductions(2)	—	—	0.7
Ending balance	$106.4	$140.6	$67.9
(1)Revaluation for the tax year ended December 31, 2020 relates to the inclusion of Ingersoll Rand’s opening balance sheet (“OBS”) beginning valuation allowance.
(2)Deductions relate to the realization of net operating losses or the removal of deferred tax assets.
Total unrecognized tax benefits were $21.1 million, $27.8 million and $12.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. The net decrease in this balance primarily relates to the lapse in statute of limitations of $(11.8) million. Included in total unrecognized benefits at December 31, 2021 is $21.1 million of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized, of which $0.1 million would be offset by a reduction of a corresponding deferred tax asset. The balance of total unrecognized tax benefits is not expected to significantly increase or decrease within the next twelve months. Below is a tabular reconciliation of the changes in total unrecognized tax benefits during the years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019
Beginning balance	$27.8	$12.5	$11.5
Gross increases for tax positions of prior years	0.8	—	0.6
Gross increases for tax positions of current year	5.3	16.8	—
Lapse of statute of limitations	(11.8)	(3.5)	—
Changes due to currency fluctuations	(1.0)	2.0	0.4
Ending balance	$21.1	$27.8	$12.5
The Company includes interest expense and penalties related to unrecognized tax benefits as part of the provision for income taxes. The Company’s income tax liabilities at December 31, 2021 and 2020 include accrued interest and penalties of $1.2 million and $2.3 million, respectively.
The statutes of limitations for U.S. Federal tax returns are open beginning with the 2018 tax year, and state returns are open beginning with the 2016 tax year.
The Company is subject to income tax in approximately 47 jurisdictions outside the U.S. The statute of limitations varies by jurisdiction with 2016 being the oldest year still open. The Company’s significant operations outside the U.S. are located in the United Kingdom, Germany, China, Ireland, Hong Kong, and Singapore. In Germany, a tax audit covering tax years 2015-2019 was still open. The Company is under audit in Italy for tax years 2016 – 2018. However, as this audit covers pre-merger tax years for legacy Ingersoll Rand Industrial entities, the Company has been indemnified by Trane Technologies for any future liability arising from the audit. Note that any other liabilities arising from pre-merger tax years for legacy Ingersoll Rand Industrial entities would be similarly indemnified.
The Company does not assert the ASC 740-30 (formerly APB 23) indefinite reinvestment of the Company’s historical non-U.S. earnings or future non-U.S. earnings. This assertion has not changed following the merger. The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States. The Company’s deferred income tax liability as of December 31, 2021 was $49.6 million which is a significant increase over prior year due mainly to increased foreign operations as a result of the Ingersoll Rand Industrial acquisition.
Note 17:    Leases
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
The Company does not recognize leases with an original term of less than 12 months on its balance sheet and continues to expense such leases. The Company also elected the practical expedient allowing the Company to account for each separate lease component of a contract and its associated non-lease component as a single lease component. This practical expedient was applied to all underlying asset classes. Variable lease expense was not material.
The components of lease expense for the years ended December 31, 2021 and 2020 are as follows.

	2021	2020
Operating lease cost	$50.6	$46.1

Finance lease cost
Amortization of right-of-use assets	$1.5	$1.2
Interest on lease liabilities	1.1	1.1
Total finance lease cost	$2.6	$2.3

Short-term lease cost	$2.0	$2.0

Supplemental cash flow information related to leases for the years ended December 31, 2021 and 2020 is as follows.

	2021	2020
Supplemental Cash Flows Information
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from operating leases	$52.0	$56.6
Operating cash flows from finance leases	1.1	1.1
Financing cash flows from finance leases	1.1	0.7
Leased Assets Obtained in Exchange for New Operating Lease Liabilities(1)	15.8	161.3
(1)For the year ended December 31, 2020, this included leases related to the acquisition of Ingersoll Rand Industrial.
Supplemental balance sheet information related to leases is as follows.

	December 31, 2021	December 31, 2020
Operating leases
Other assets	$101.8	$142.9

Accrued liabilities	34.9	47.1
Other liabilities	61.0	90.5
Total operating lease liabilities	$95.9	$137.6

Finance Leases
Property, plant and equipment	$15.1	$15.7

Short-term borrowings and current maturities of long-term debt	1.1	0.7
Long-term debt, less current maturities	16.0	16.5
Total finance lease liabilities	$17.1	$17.2

Weighted Average Remaining Lease Term (in years)
Operating leases	4.0	3.5
Finance leases	11.9	13.2

Weighted Average Discount Rate
Operating leases	1.8%	1.8%
Finance leases	6.3%	6.4%
Maturities of lease liabilities as of December 31, 2021 are as follows.

	Operating Leases	Finance Leases
2022	$36.1	$2.2
2023	26.9	2.2
2024	14.5	2.2
2025	7.6	2.0
2026	5.1	2.0
Thereafter	9.2	14.6
Total lease payments	$99.4	$25.2
Less imputed interest	(3.5)	(8.1)
Total	$95.9	$17.1
Note 18:    Stock-Based Compensation Plans
The Company has outstanding stock-based compensation awards granted under the 2013 Stock Incentive Plan (“2013 Plan”) and the 2017 Omnibus Incentive Plan, as amended (“2017 Plan”). Following the Company’s initial public offering, the

Company grants stock-based compensation awards pursuant to the 2017 Plan and ceased granting new awards pursuant to the 2013 Plan.
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
Stock-Based Compensation Expense
Stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 are included in “Cost of sales” and “Selling and administrative expenses” in the Consolidated Statements of Operations and are as follows.

	2021	2020	2019
Stock-based compensation expense recognized in:
Continuing operations	$87.2	$47.5	$18.7
Discontinued operations	10.9	3.8	0.5
Total stock-based compensation expense	$98.1	$51.3	$19.2

Stock-Based Compensation Expense - Continuing Operations
For the year ended December 31, 2021, the $87.2 million of stock-based compensation expense included expense for equity awards granted under the 2013 Plan and 2017 Plan of $85.8 million and an increase in the liability for stock appreciation rights (“SAR”) of $1.4 million. Of the $85.8 million of expense for equity awards granted under the 2013 Plan and 2017 Plan, $57.4 million related to the $150 million equity grant to nearly 16,000 employees worldwide announced in the third quarter of 2020.
For the year ended December 31, 2020, the $47.5 million of stock-based compensation expense included expense for modifications of equity awards for certain former employees of $2.9 million, expense for equity awards granted under the 2013 Plan and 2017 Plan of $43.3 million and an increase in the liability for SARs of $1.3 million. The $2.9 million of stock-based compensation expense for modifications provided continued vesting through scheduled vesting dates of certain equity awards for certain former employees. These costs are included in “Selling and administrative expenses” in the Consolidated Statements of Operations. Of the $43.3 million of expense for equity awards granted under the 2013 Plan and 2017 Plan, $23.4 million related to the $150 million equity grant to nearly 16,000 employees worldwide announced in the third quarter of 2020.
For the year ended December 31, 2019, the $18.7 million of stock-based compensation expense included expense for modifications of equity awards for certain former employees of $1.0 million, expense for equity awards granted under the 2013 Plan and 2017 Plan of $9.7 million and an increase in the liability for SARs of $8.0 million. The $1.0 million of stock-based compensation expense for modifications provided continued vesting through scheduled vesting dates and extended expiration dates for certain former employees. These costs are included in “Cost of sales” and “Selling and administrative expenses” in the Consolidated Statement of Operations.
As of December 31, 2021, there was $85.5 million of total unrecognized compensation expense related to outstanding stock option, restricted stock unit and performance share unit awards.
SARs, granted under the 2013 Plan, are expected to be settled in cash and are accounted for as liability awards. As of December 31, 2021 and 2020 a liability of approximately $4.5 million and $3.5 million, respectively, for SARs was included in “Accrued liabilities” in the Consolidated Balance Sheets.
Stock-Based Compensation Expense - Discontinued Operations
For the year ended December 31, 2021, the $10.9 million of stock-based compensation expense included expense for modifications of equity awards of $3.8 million and expense for equity awards granted under the 2013 and 2017 Plan of $7.1 million. The modifications allowed for the vesting of the first tranche of the All-Employee Equity Grant awarded to HPS and SVT employees despite their termination due to the divestitures. Of the $7.1 million of expense for equity awards granted under the 2013 Plan and 2017 Plan, $5.4 million related to the All-Employee Equity Grant.
Stock Option Awards
A summary of the Company’s stock option (including SARs) activity for the year ended December 31, 2021 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Exercise Price (per share)	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value of In-The-Money Options (in millions)
Outstanding at December 31, 2020	7,742	$18.47
Granted	795	45.78
Exercised or Settled	(1,530)	16.11
Forfeited	(255)	30.77
Expired	(6)	13.01
Outstanding at December 31, 2021	6,746	21.76	5.7	$268.7

Vested at December 31, 2021	4,351	15.89	4.4	$198.2
The per-share weighted average grant date fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019 was $18.06, $9.29 and $10.16, respectively.
The intrinsic value of stock options exercised was $53.5 million, $66.0 million and $109.8 million during the years ended December 31, 2021, 2020 and 2019, respectively.

The following assumptions were used to estimate the fair value of options granted during the years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019
Expected life of options (in years)	6.3	6.3	6.3
Risk-free interest rate	0.9% - 1.3%	0.4% - 1.5%	1.7% - 2.6%
Assumed volatility	38.6% - 39.4%	24.6% - 41.1%	24.8% - 31.8%
Expected dividend rate	0.0% - 0.1%	0.0%	0.0%
Restricted Stock Unit Awards
Restricted stock units are typically granted in the first quarter of the year to employees and non-employee directors based on the market price of the Company’s common stock on the grant date and recognized in compensation expense over the vesting period. Eligible employees were also granted restricted stock units, during the third quarter of 2020, that vest ratably over two years, subject to the passage of time and the employee’s continued employment during such period. In some instances, such as death, awards may vest concurrently with or following an employee’s termination.
A summary of the Company’s restricted stock unit activity for the year ended December 31, 2021 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2020	5,546	$33.09
Granted	340	45.76
Vested	(2,542)	33.44
Forfeited	(667)	34.27
Non-vested as of December 31, 2021	2,677	34.08
Performance Share Unit Awards
Performance share units are granted to certain key employees and are subject to a three year performance period. The number of shares issued at the end of the performance period is determined by the Company’s total shareholder return percentile rank versus the S&P 500 index for the three year performance period. The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model and compensation cost is recognized straight-line over a three year period.
A summary of the Company’s performance stock unit activity for the year ended December 31, 2021 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2020	255	$29.72
Granted	158	55.84
Vested	—	—
Forfeited	(20)	36.36
Non-vested as of December 31, 2021	393	39.89
The following assumptions were used to estimate the fair value of performance share units granted during the year ended December 31, 2021 and 2020 using the Monte Carlo simulation pricing model.

	2021	2020
Expected term (in years)	2.9	2.8
Risk-free interest rate	0.2%	0.5%
Assumed volatility	36.9%	35.2%
Expected dividend rate	0.0%	0.0%

Note 19:    Hedging Activities, Derivative Instruments and Credit Risk
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
Derivative Instruments
The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020.

	December 31, 2021
	Derivative Classification	Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$22.1	$—	$—	$—	$—
Foreign currency forwards	Fair Value	$19.3	$—	$—	$0.2	$—

	December 31, 2020
	Derivative Classification	Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$230.5	$2.9	$—	$—	$—
Foreign currency forwards	Fair Value	$51.2	$—	$—	$0.7	$—
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

Gains and losses on derivatives designated as cash flow hedges included in the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019 are presented in the table below.

	2021	2020	2019
Interest Rate Swap Contracts
Gain (loss) recognized in AOCI on derivatives	$—	$(4.4)	$(7.4)
Loss reclassified from AOCI into income (effective portion)(1)	—	(18.5)	(15.6)
(1)Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income were included in “Interest expense” in the Consolidated Statements of Operations.
As of December 31, 2021, the Company has no interest rate swap contracts. Our previous interest rate swap contracts expired during the third quarter of 2020 and the remaining amounts in AOCI were reclassified to Interest Expense during the same period. The Company’s variable rate borrowings outstanding as of December 31, 2021 were $2,778.1 million and €590.6 million.
The Company had five foreign currency forward contracts outstanding as of December 31, 2021 with notional amounts ranging from $2.3 million to $14.9 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included within “Other operating expense, net” in the Consolidated Statements of Operations. The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty. It is the Company’s practice to recognize the gross amounts in the Consolidated Balance Sheets. The amount available to be netted is not material.
The Company’s gains (losses) on derivative instruments not designated as accounting hedges and total net foreign currency transaction gains (losses) for the years ended December 31, 2021, 2020 and 2019 were as follows.

	2021	2020	2019
Foreign currency forward contracts gains (losses)	(3.2)	15.0	(4.9)
Total foreign currency transaction gains (losses), net	12.0	(18.6)	(7.3)
The Company has a significant investment in consolidated subsidiaries with functional currencies other than the USD, particularly the EUR. On August 17, 2017, the Company designated the €615.0 million Euro Term Loan as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies. As of December 31, 2021, the Euro Term Loan of €590.6 million remained designated.
The Company’s gains, net of income tax, associated with changes in the value of debt for the years ended December 31, 2021 and 2020, and the net balance of such gains included in accumulated other comprehensive income (loss) as of December 31, 2021 and 2020 were as follows.

	2021	2020
Gain (loss), net of income tax, recorded through other comprehensive income	$35.0	$(45.1)
Balance included in accumulated other comprehensive income (loss) as of December 31, 2021 and 2020, respectively	65.7	30.7
All cash flows associated with derivatives are classified as operating cash flows in the Consolidated Statements of Cash Flows.
There were no off-balance sheet derivative instruments as of December 31, 2021 or 2020.
Credit Risk
Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the derivative instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a fraction of the notional amount. The Company minimizes the credit risk related to derivatives by transacting only with multiple, high-quality counterparties that are major financial institutions with investment-grade credit ratings. The Company has not experienced any financial loss as a result of counterparty nonperformance in the past. The majority of the derivative contracts to which the Company is a party, settle monthly or quarterly, or mature within one year. Because of these factors, the Company believes it has minimal credit risk related to derivative contracts as of December 31, 2021.

Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and industries to which the Company’s products and services are sold, as well as their dispersion across many different geographic areas. As a result, the Company does not believe it has any significant concentrations of credit risk as of December 31, 2021 or 2020.
Note 20:    Fair Value Measurements
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
The Company assessed indefinite-lived intangible assets, tradenames, in conjunction with the 2021 and 2020 annual goodwill impairment tests. The valuation of tradenames was based upon current sales projections and the relief from royalty method was applied. No impairment charges were recorded as a result of the 2021 analysis. As a result of the 2020 analysis, two trademarks were determined to have a carrying amount above their estimated fair value. These represented Level 3 assets measured on a nonrecurring basis subsequent to their original recognition. This resulted in a total non-cash impairment charge of $19.9 million. The fair value was determined using the relief from royalty method.
Refer to Note 1 “Summary of Significant Accounting Policies” for a discussion of the valuation assumptions utilized in the valuation of goodwill and indefinite-lived intangible assets.
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis.

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards(1)	$—	$—	$—	$—
Trading securities held in deferred compensation plan(2)	12.0	—	—	12.0
Total	$12.0	$—	$—	$12.0
Financial Liabilities
Foreign currency forwards(1)	$—	$0.2	$—	$0.2
Deferred compensation plan(2)	22.4	—	—	22.4
Total	$22.4	$0.2	$—	$22.6

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards(1)	$—	$2.9	$—	$2.9
Trading securities held in deferred compensation plan(2)	9.1	—	—	9.1
Total	$9.1	$2.9	$—	$12.0
Financial Liabilities
Foreign currency forwards(1)	$—	$0.7	$—	$0.7
Deferred compensation plan(2)	25.7	—	—	25.7
Total	$25.7	$0.7	$—	$26.4
(1)Based on calculations that use readily observable market parameters as their basis, such as spot and forward rates.
(2)Based on the quoted price of publicly traded mutual funds which are classified as trading securities and accounted for using the mark-to-market method.
Note 21:    Contingencies
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
Predecessors to the Company sometimes manufactured, distributed and sold products allegedly at issue in the pending asbestos and silica-related lawsuits (the “Products”). However, neither the Company nor its predecessors ever mined, manufactured, mixed, produced or distributed asbestos fiber or silica sand, the materials that allegedly caused the injury underlying the lawsuits. Moreover, the asbestos-containing components of the Products, if any, were enclosed within the subject Products.
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
The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the Products described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, inherent uncertainties of litigation and future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case (discussed below), or other inability to collect from the Company’s historical insurers or indemnitors, could cause a different outcome. While the outcome of legal proceedings is inherently uncertain, based on presently known facts, experience, and circumstances, the Company believes that the amounts accrued on its balance sheet are adequate and that the liabilities arising from the asbestos and silica-related personal injury lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. “Accrued liabilities” and “Other liabilities” in the Consolidated Balance Sheets include a reserve of $136.9 million and $131.4 million as of December 31, 2021 and 2020, respectively, for asbestos-related indemnification. Asbestos-related defense costs are excluded from this liability and are recorded separately as services are incurred. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity.
The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has also pursued litigation against certain insurers or indemnitors, where necessary. The Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $145.1 million and $132.1 million as of December 31, 2021 and 2020, respectively, which was included in “Other assets” in the Consolidated Balance Sheets. There were no material recoveries received in the years ended December 31, 2021, 2020 and 2019.
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
The Company has undiscounted liabilities of $12.9 million and $13.7 million as of December 31, 2021 and 2020, respectively, on its Consolidated Balance Sheets to the extent costs are known or can be reasonably estimated for its remaining financial obligations for the environmental matters discussed above and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.

Note 22:    Other Operating Expense, Net
The components of “Other operating expense, net” for the years ended December 31, 2021, 2020 and 2019 were as follows.

	2021	2020	2019
Other Operating Expense, Net
Foreign currency transaction losses (gains), net	$(12.0)	$18.6	$7.3
Restructuring charges(1)	13.4	83.0	11.1
Shareholder litigation settlement recoveries(2)	—	—	(6.0)
Acquisition related expenses(3)	55.3	93.3	53.8
Other, net	5.2	6.1	3.1
Total other operating expense, net	$61.9	$201.0	$69.3
(1)See Note 5 “Restructuring.”
(2)Represents insurance recoveries of the Company’s shareholder litigation settlement in 2014.
(3)Represents costs associated with successful and abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs).
Note 23:    Segment Reporting
A description of the Company’s two reportable segments, including the specific products manufactured and sold follows below.
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
In the Precision and Science Technologies segment, the Company designs, manufactures and markets a broad range of specialized positive displacement pumps, fluid management equipment and aftermarket parts for medical, laboratory, industrial manufacturing, water and wastewater, chemical processing, energy, food and beverage, agriculture and other markets. The Company’s products are used for a diverse set of applications including precision dosing of chemicals and supplements, blood dialysis, oxygen therapy, food processing, fluid transfer and dispensing, spray finishing and coating, mixing, high-pressure air and gas management and others. The Company sells primarily through a broad global network of specialized and national distributors and original equipment manufacturers who integrate the Company’s products into their devices and systems.
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

The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Income (Loss) Before Income Taxes for the years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019
Revenue
Industrial Technologies and Services	$4,161.0	$3,248.2	$1,700.9
Precision and Science Technologies	991.4	725.0	316.6
Total Revenue	$5,152.4	$3,973.2	$2,017.5
Segment Adjusted EBITDA
Industrial Technologies and Services	$1,033.7	$759.8	$391.4
Precision and Science Technologies	291.4	220.2	95.8
Total Segment Adjusted EBITDA	1,325.1	980.0	487.2
Less items to reconcile Segment Adjusted EBITDA to Income (Loss) Before Income Taxes:
Corporate expenses not allocated to segments	133.2	101.9	45.6
Interest expense	87.7	111.1	88.4
Depreciation and amortization expense(1)	418.0	410.4	146.5
Impairment of other intangible assets	—	19.9	—
Restructuring and related business transformation costs(2)	18.8	88.0	19.6
Acquisition related expenses and non-cash charges(3)	65.2	181.5	54.6
Gain on settlement of post-acquisition contingencies	(30.1)	—	—
Stock-based compensation(4)	95.9	47.0	20.2
Loss on extinguishment of debt	9.0	2.0	0.2
Foreign currency transaction losses (gains), net	(12.0)	18.6	7.3
Adjustments to LIFO inventories(5)	33.2	39.8	0.2
Shareholder litigation settlement recoveries(6)	—	—	(6.0)
Other adjustments(7)	(6.8)	5.2	0.4
Income (Loss) Before Income Taxes	$513.0	$(45.4)	$110.2
(1)Depreciation and amortization expense excludes $4.1 million and $2.1 million of depreciation of rental equipment for the years ended December 31, 2021 and 2020, respectively.
(2)Restructuring and related business transformation costs consist of the following.

	2021	2020	2019
Restructuring charges	$13.4	$83.0	$11.1
Facility reorganization, relocation and other costs	3.1	2.1	2.4
Other, net	2.3	2.9	6.1
Total restructuring and related business transformation costs	$18.8	$88.0	$19.6
(3)Represents costs associated with successful and abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs) and non-cash charges and credits arising from fair value purchase accounting adjustments.
(4)Represents stock-based compensation expense recognized for the year ended December 31, 2021 of $87.2 million and associated employer taxes of $8.7 million. Represents stock-based compensation expense recognized for the year ended December 31, 2020 of $47.5 million decreased by $0.5 million due to costs associated with employer taxes. Represents stock-based compensation expense recognized for the year ended December 31, 2019 of $18.7 million and associated employer taxes of $1.5 million.
(5)For the year ended December 31, 2021, represents $33.2 million of LIFO reserve changes. For the year ended December 31, 2020, includes $4.2 million of LIFO reserve changes and $35.6 million to reduce the carrying value of inventories acquired in the merger with Ingersoll Rand Industrial accounted for under the LIFO method. We have reclassified the amounts in 2020 from “Other adjustments” and “Acquisition related expenses and non-cash charges,” respectively, to conform to the current year presentation.
(6)Represents insurance recoveries in 2019 of the Company’s shareholder litigation settlement in 2014.
(7)Includes (i) effects of amortization of prior service costs and amortization of losses in pension and other postretirement benefits (“OPEB”) expense, (ii) certain legal and compliance costs and (iii) other miscellaneous adjustments.

The following tables provide summarized information about the Company’s reportable segments.
Depreciation and Amortization Expense

	2021	2020	2019
Industrial Technologies and Services	$296.6	$306.0	$120.0
Precision and Science Technologies	108.3	102.4	23.6
Corporate and other	17.2	4.1	2.9
Total depreciation and amortization expense	$422.1	$412.5	$146.5
Capital Expenditures

	2021	2020	2019
Industrial Technologies and Services	$53.1	$32.2	$31.5
Precision and Science Technologies	10.7	9.8	5.5
Corporate and other	0.3	—	0.9
Total capital expenditures	$64.1	$42.0	$37.9
Identifiable Assets

	2021	2020
Industrial Technologies and Services	$9,101.7	$9,113.4
Precision and Science Technologies	3,572.2	2,852.8
Corporate and other	2,465.0	1,892.2
Assets of discontinued operations	15.6	2,200.2
Total identifiable assets	$15,154.5	$16,058.6
The following table presents property, plant and equipment, net by geographic region for the years ended December 31, 2021, and 2020.

	2021	2020
United States	$225.8	$203.7
Other Americas	16.5	14.6
Total Americas	242.3	218.3
EMEA(1)	221.3	216.0
Asia Pacific	185.0	174.7
Total	$648.6	$609.0
(1)Europe, Middle East and Africa (“EMEA”)
Note 24:    Former Related Party
Affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) served on the Company’s board of directors until November 9, 2021 and KKR maintained an equity interest in the Company until August 6, 2021. On August 6, 2021, KKR completed a secondary offering to sell its remaining 29,788,635 shares of common stock, of which Ingersoll Rand purchased 14,894,317 shares. KKR did not own any shares of common stock as of December 31, 2021.
Affiliates of KKR participated as a provider of services for the fiscal years 2020 and 2019 debt refinancing transactions. In June 2019, KKR Capital Markets LLC was the joint lead arranger and bookrunner of Amendment No. 4 to the Credit Agreement and earned $0.4 million in structuring fees for their involvement in the Amendment. During 2020, KKR Capital Markets LLC earned $7.5 million in underwriting fees for their involvement in Amendment No. 5 and Amendment No. 6 to the Credit Agreement.

Note 25:    Earnings Per Share
The number of weighted-average shares outstanding used in the computations of basic and diluted earnings (loss) per share are as follows.

	Year Ended December 31,
	2021	2020	2019
Average shares outstanding:
Basic	414.8	382.8	203.5
Diluted	421.2	382.8	208.9
For the years ended December 31, 2021 and 2019, there were 0.7 million and 1.8 million anti-dilutive shares that were not included in the computation of diluted earnings per share. For the year ended December 31, 2020, there were 4.4 million potentially dilutive stock-based awards that were not included in the computation of diluted loss per share as we incurred a net loss during the period.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Ingersoll Rand Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ingersoll Rand Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to several businesses acquired during the year ended December 31, 2021 disclosed in Note 4 to the financial statements. Those businesses represented 1% of the Company’s consolidated total assets (excluding goodwill and intangibles which were included in management’s assessment of internal control over financial reporting as of December 31, 2021) and 3% of the consolidated total revenues as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting related to those acquisitions.
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
Asbestos-Related and Silica-Related Litigation – Liability and Insurance Recovery Receivable – Refer to Note 21 to the Financial Statements
Critical Audit Matter Description
The Company has been named as a defendant in a number of asbestos-related and silica-related personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources and typically the Company is one of approximately 25 or more named defendants. At December 31, 2021, the Company has recorded an estimated liability of $136.9 million with respect to the Company’s asbestos-related and silica- related litigation. The Company uses a third-party actuary to assist in determining certain assumptions and in calculating the estimated liability. The estimated liability is based on currently available information and assumptions, including the estimated future number and type of new claims to be filed each year, the estimated future resolution or outcome of new and pending claims, and the estimated average cost of resolution of each new and pending claim.
The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and reimbursement for the costs associated with the asbestos- and silica-related lawsuits filed against the Company. The Company has also pursued litigation against certain insurers or indemnitors, where necessary. The Company has an insurance recovery receivable for probable asbestos and silica-related recoveries of $145.1 million. The estimated asset is based on key variables and assumptions used to determine the recorded amounts, including the amount of insurance available, allocation methodologies, the resolution of coverage issues with other excess coverage carriers with whom the Company has not yet achieved settlements, and the solvency risk with respect to the Company’s insurance carriers.
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
February 25, 2022
We have served as the Company’s auditor since 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2021. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to several businesses acquired during the year ended December 31, 2021 as disclosed in Note 4 to the consolidated financial statements. These businesses represented 1% of the Company’s consolidated total assets (excluding goodwill and intangibles which were included in management’s assessment of internal control over financial reporting as of December 31, 2021) and 3% of the consolidated total revenues as of and for the year ended December 31, 2021. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.
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
Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to several businesses acquired during the year ended December 31, 2021 as disclosed in Note 4 to the consolidated financial statements. These businesses represented 1% of the Company’s consolidated total assets (excluding goodwill and intangibles which were included in management’s assessment of internal control over financial reporting as of December 31, 2021) and 3% of the consolidated total revenues as of and for the year ended December 31, 2021.
Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
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
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2021.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below, the information required by this Item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2021.
Equity Compensation Plan Information
The following table provides information as of December 31, 2021 about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of the existing equity compensation plans including our 2013 Stock Incentive Plan and 2017 Omnibus Incentive Plan. All equity compensation plans are described more fully in Note 18 “Stock-Based Compensation Plans” to our audited consolidated financial statements included elsewhere in this Form 10-K.

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants And Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in the first column)(3)
Equity compensation plans approved by securityholders	10,136,597	$21.76	10,717,115
(1)Total includes 2,909,263 stock options under the Company’s 2013 Stock Incentive Plan and 3,764,964 stock options and 3,462,370 restricted stock units under the Company’s 2017 Omnibus Incentive Plan. The restricted stock units are based on the maximum number of shares issuable under restricted stock units that are subject to performance conditions.
(2)The weighted average exercise price relates only to stock options. The calculation of the weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration.
(3)These shares are available for grant as of December 31, 2021 under the Company’s 2017 Omnibus Incentive Plan. This includes 8,550,000 shares initially authorized for issuance under the Company’s 2017 Omnibus Incentive Plan and shares subject to awards under the Company’s 2013 Stock Incentive Plan that expired or were otherwise forfeited or terminated in accordance with their terms without the delivery of shares of the Company’s common stock in settlement thereof.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2021.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2021.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
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
The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.
Schedule to Consolidated Financial Statements

Schedule I - Condensed Financial Statements Ingersoll Rand Inc. (Parent Company Only)	112
Exhibits

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of April 30, 2019, by and among Ingersoll-Rand plc, Ingersoll-Rand U.S. Holdco, Inc., Gardner Denver Holdings, Inc. and Charm Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Ingersoll-Rand plc on May 6, 2019)
2.2
Separation and Distribution Agreement, dated as of April 30, 2019, by and between Ingersoll-Rand plc and Ingersoll-Rand U.S. HoldCo, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Ingersoll-Rand plc on May 6, 2019)

2.3
Securities Purchase Agreement, dated as of April 9, 2021, by and among Ingersoll Rand Inc., Club Car, LLC and MajorDrive Holdings IV, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2021)

3.1	Restated Certificate of Incorporation of Ingersoll Rand Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2021)
3.2	Second Amended and Restated Bylaws of Ingersoll Rand Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 21, 2021)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on May 3, 2017)
4.2	Amended and Restated Registration Rights Agreement, dated as of May 17, 2017, by and among KKR Renaissance Aggregator L.P.; KKR Renaissance Aggregator GP LLC; Gardner Denver Holdings, Inc. and each of the other parties thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017)
4.3	Description of Ingersoll Rand Inc.’s Securities
10.1†	2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.2	Senior Secured Credit Agreement, dated as of July 30, 2013, among Renaissance Acquisition Corp., the foreign borrowers described therein, Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), UBS AG, Stamford Branch, as administrative agent, and other agents and lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.3	Amendment No. 1, dated as of March 4, 2016, to the Senior Secured Credit Agreement, among Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), Gardner Denver, Inc., GD German Holdings II GmbH (as successor in interest to Gardner Denver Holdings GmbH & Co. KG), GD First (UK) Limited, UBS AG, Stamford Branch, as administrative agent, and other agents and lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.4	Amendment No. 2, dated as of August 17, 2017, to the Senior Secured Credit Agreement, among Gardner Denver Holdings, Inc., Gardner Denver, Inc., GD German Holdings II GmbH, GD First (UK) Limited, UBS AG, Stamford Branch, as administrative agent, and the other parties and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2017)
10.5	Amendment No. 3, dated as of December 13, 2018, to the Senior Secured Credit Agreement dated as of July 30, 2013, among Gardner Denver Holdings, Inc., Gardner Denver, Inc., GD German Holdings II GmbH, GD First (UK) Limited, UBS AG, Stamford Branch, as administrative agent, and the other parties and lenders part thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2018)
10.6
Amendment No. 4 to the Credit Agreement, dated as of June 28, 2019, among Gardner Denver Holdings, Inc., GD German Holdings II GmbH, Gardner Denver Holdings Ltd., UBS AS, Stamford Branch as the Resigning Agent, Citibank, N.A. as the Successor Agent and the lenders and other entities party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2019)

10.7
Amendment No. 5 to Credit Agreement and Joinder Agreement dated as of February 28, 2020, by and among Gardner Denver Holdings, Inc., Gardner Denver, Inc., GD German Holdings II GmbH, Gardner Denver Holdings, Ltd., Citibank, N.A. as administrative agent, and the other parties and lenders party thereto
(incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020)

10.8
Joinder Agreement and Amendment No. 6 to Credit Agreement, dated as of June 29, 2020, among Ingersoll Rand Inc., Gardner Denver, Inc., Ingersoll-Rand Services Company, GD German Holdings II GmbH, Gardner Denver Holdings Ltd., Citibank, N.A., and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2020)

10.9	Amendment No. 7 to Credit Agreement, dated as of December 28, 2021, by and among Gardner Denver, Inc., as U.S. Borrower, and Citibank, N.A. as Administrative Agent and Collateral Agent
10.10
Pledge Agreement, dated as of July 30, 2013, among Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), Renaissance Acquisition Corp., the subsidiary pledgors identified therein and UBS AG, Stamford Branch, as collateral agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)

10.11	Security Agreement, dated as of July 30, 2013, among Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), Renaissance Acquisition Corp., the subsidiary grantors identified therein and UBS AG, Stamford Branch, as collateral agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.12	Guarantee Agreement, dated as of July 30, 2013, among Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), the subsidiary guarantors identified therein and UBS AG, Stamford Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.13	Indemnification Agreement, dated as of July 30, 2013, by and among KKR Renaissance Aggregator L.P.; KKR Renaissance Aggregator GP LLC; Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.); Gardner Denver, Inc. and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.14	Stockholders Agreement, dated as of May 17, 2018, between Gardner Denver Holdings, Inc. and KKR Renaissance Aggregator L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017)

10.15†	Form of Management Stockholder’s Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.16†	Form of Director Stockholder’s Agreement (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.17	Form of Advisor Stockholder’s Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.18†	Form of Director Stock Option Agreement under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.19†	Form of Management Stock Option Agreement (December 2013) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.20†	Form of Management Stock Option Agreement (May 2015) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.21†	Form of Management Stock Option Agreement (May 2016, 3 year vesting) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.22†
Form of Management Stock Option Agreement (May 2016, 5 year vesting) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)

10.23†	Form of Management Stock Option Agreement (December 2016) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.24†	Form of Amendment to Stock Option Agreement or Stock Appreciation Right Agreement under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.25†	Stock Option Agreement, dated as of March 7, 2014, under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) between Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and Andrew Schiesl (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.26†	Form of Sale Participation Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.27†	Offer Letter, dated April 17, 2015, between Vicente Reynal and Gardner Denver, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.28†	Offer Letter, dated November 19, 2015, between Vicente Reynal and Gardner Denver, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.29†	Offer Letter, dated November 25, 2013, between Gardner Denver, Inc. and Andy Schiesl (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.30†	Employment Contract, dated September 11, 2018 between Gardner Denver Deutschland GmbH and Enrique Miñarro Viseras (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2018)
10.31†	Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed on March 2, 2020)
10.32†
First Amendment to Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)

10.33†	Form of Restricted Stock Unit Grant Notice and Agreement (2018) under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 27, 2018)
10.34†	Form of Director Restricted Stock Unit Grant Notice and Agreement under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 27, 2018)
10.35†	Form of Stock Option Grant Notice and Agreement under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed on February 16, 2018)

10.36†	Gardner Denver, Inc. Supplemental Excess Defined Contribution Plan (January 1, 2019 Restatement) (incorporated by reference to Exhibit 10.36 to the Registrants Annual Report on Form 10-K filed on February 27, 2019)
10.37	Amendment No. 1 to the Stockholders Agreement, dated as of April 30, 2019, between Gardner Denver Holdings, Inc. and KKR Renaissance Aggregator L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 6, 2019)
10.38†
Transition Agreement, dated June 12, 2020, between Ingersoll Rand Inc. and Emily Weaver (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2020)

10.39†	Form of Stock Option Grant Notice and Agreement under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan
10.40†	Form of Restricted Stock Unit Grant Notice and Agreement (2019) under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan
10.41
Transition Services Agreement, dated as of February 29, 2020, by and between Ingersoll-Rand plc and Ingersoll-Rand U.S. Holdco, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020)

10.42
Tax Matters Agreement, dated as of February 29, 2020, by and among Ingersoll-Rand plc, Ingersoll-Rand Lux International Holding Company S.A.R.L, Ingersoll-Rand Services Company, Ingersoll-Rand U.S. HoldCo, Inc. and Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020)

10.43
Employee Matters Agreement, dated as of February 29, 2020, by and among Ingersoll-Rand plc, Ingersoll-Rand U.S. HoldCo, Inc. and Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020)

10.44
Real Estate Matters Agreement, dated February 29, 2020, by and between Ingersoll-Rand plc, and Ingersoll-Rand U.S. HoldCo, Inc. and Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020)

10.45
Intellectual Property Matters Agreement, dated as of February 29, 2020, by and between Ingersoll-Rand plc, Ingersoll-Rand U.S. HoldCo, Inc., and solely for the purposes of Section 5.06, Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020)

10.46
Trademark License Agreement, dated as of February 29, 2020, by and between Ingersoll-Rand U.S. HoldCo, Inc. and Ingersoll-Rand plc (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020)

10.47*
Omnibus Transaction Side Letter, dated February 29, 2020, by and among Ingersoll-Rand plc, Ingersoll-Rand U.S. Holdco Inc., Gardner Denver Holdings, Inc. and Charm Merger Sub Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020)

10.48
Side Letter to the Employee Matters Agreement, dated July 11, 2019, by and among Ingersoll-Rand plc and Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020)

10.49
Side Letter to the Employee Matters Agreement, dated February 29, 2020, by and among Ingersoll-Rand plc, Ingersoll-Rand U.S. Holdco, Inc. and Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020)

10.50†
Form of Performance Stock Unit Grant Notice and Agreement under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020)

10.51†
Form of Restricted Stock Unit Grant Notice and Agreement (2-yr vesting) under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020)

10.52†
Form of Restricted Stock Unit Grant Notice and Agreement (4-yr vesting) under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020)

10.53†
Form of Stock Option Grant Notice and Agreement under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020)

10.54†
Form of Performance Stock Unit Grant Notice and Agreement under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)

10.55†	Form of Performance Stock Unit Grant Notice and Agreement (2022) under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan
10.56†	Form of Restricted Stock Unit Grant Notice and Agreement (4-yr vesting) (2022) under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan
10.57†	Form of Stock Option Grant Notice and Agreement (2022) under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan

21	Subsidiaries of Ingersoll Rand Inc. as of December 31, 2021
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)
†    Identifies exhibits that consists of a management contract or compensatory plan or arrangement.
*    Certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information (i) is not material and (ii) is the type that the Registrant treats as private or confidential.
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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on the 25th day of February 2022, by the undersigned, thereunto duly authorized.

Ingersoll Rand Inc.

By:	/s/ Vicente Reynal
Name: Vicente Reynal
Title: Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 25th day of February 2022, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity
/s/ Vicente Reynal	Chairman of the Board and Chief Executive Officer
Vicente Reynal	(Principal Executive Officer), Director

/s/ Vikram U. Kini	Vice President and Chief Financial Officer
Vikram U. Kini	(Principal Financial Officer)

/s/ Michael J. Scheske	Vice President and Corporate Controller
Michael J. Scheske	(Principal Accounting Officer)

/s/ Kirk E. Arnold	Director
Kirk E. Arnold

/s/ Elizabeth Centoni	Director
Elizabeth Centoni

/s/ William P. Donnelly	Director
William P. Donnelly

/s/ Gary D. Forsee	Director
Gary D Forsee

/s/ John Humphrey	Director
John Humphrey

/s/ Marc E. Jones	Director
Marc E. Jones

/s/ Tony L. White	Director
Tony L. White

SCHEDULE 1 – INGERSOLL RAND INC.
(PARENT COMPANY ONLY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2021	2020	2019
Revenues	$—	$—	$—
Cost of sales	1.0	14.6	0.6
Gross Profit	(1.0)	(14.6)	(0.6)
Operating costs	67.9	30.9	10.4
Other operating expense, net	(8.4)	(4.9)	(47.0)
Operating Income (Loss)	(60.5)	(40.6)	36.0
Interest income	(28.8)	42.5	42.3
Income (Loss) Before Income Taxes	(89.3)	1.9	78.3
Income tax provision (benefit)	(18.1)	(3.9)	(5.1)
Income (Loss) of Parent Company	(71.2)	5.8	83.4
Equity in undistributed income of subsidiaries	592.1	(63.5)	13.9
Income (Loss) from Continuing Operations	520.9	(57.7)	97.3
Income from discontinued operations, net of tax	41.6	24.4	61.8
Net Income (Loss)	562.5	(33.3)	159.1
Other comprehensive income (loss)	(54.3)	270.2	(0.8)
Comprehensive Income	$508.2	$236.9	$158.3

SCHEDULE 1 – INGERSOLL RAND INC.
(PARENT COMPANY ONLY)
BALANCE SHEETS
(in millions)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$—	$—
Other current assets	—	0.4
Total current assets	—	0.4
Equity in net assets of subsidiaries	8,513.3	8,006.0
Intercompany receivables	484.1	1,107.3
Deferred tax assets	10.8	10.9
Total assets	$9,008.2	$9,124.6

Liabilities and Equity
Other liabilities	$6.7	$4.9
Total liabilities	6.7	4.9
Stockholders’ equity:
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 423,785,571 and 420,123,978 shares issued as of December 31, 2021 and 2020, respectively	4.3	4.2
Capital in excess of par value	9,408.6	9,310.3
Accumulated deficit	378.6	(175.7)
Accumulated other comprehensive loss	(41.6)	14.2
Treasury stock at cost; 16,000,364 and 1,496,169 shares as of December 31, 2021 and 2020, respectively	(748.4)	(33.3)
Total Ingersoll Rand Inc. stockholders’ equity	9,001.5	9,119.7
Total liabilities and equity	$9,008.2	$9,124.6

SCHEDULE 1 – INGERSOLL RAND INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(9.7)	$(15.1)	$(15.1)
Cash Flows From Investing Activities:
Advances to subsidiaries	731.0	(2.5)	(10.1)
Net cash provided by (used in) investing activities	731.0	(2.5)	(10.1)
Cash Flows From Financing Activities:
Proceeds from stock option exercises	23.7	22.7	42.8
Cash dividends on common stock	(8.2)	—	—
Purchases of treasury stock	(736.8)	(2.1)	(18.6)
Purchase of shares from noncontrolling interest	—	(14.9)	—
Proceeds from sale of noncontrolling interest	—	11.9	—
Net cash provided by (used in) financing activities	(721.3)	17.6	24.2
Increase (decrease) in cash and cash equivalents	—	—	(1.0)
Cash and cash equivalents, beginning of year	—	—	1.0
Cash and cash equivalents, end of year	$—	$—	$—

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
Dividends and Capital Distributions
There were no dividends received from subsidiaries during the years ended December 31, 2021, 2020 and 2019.
3. Debt
A discussion of long-term debt, including the five-year debt maturity schedule, can be found in Note 11 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K. Ingersoll Rand Inc. had no long-term debt obligations as of December 31, 2021 and 2020.
4. Contingencies
For a summary of contingencies, see Note 21 “Contingencies” to our audited consolidated financial statements included elsewhere in this Form 10-K.