Form 10-Q
period 2022-03-31
Ingersoll Rand Inc.
filed 2022-05-06
CIK 1699150

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
525 Harbour Place Drive, Suite 600
Davidson, North Carolina 28036
(Address of Principal Executive Offices) (Zip Code)
(704) 655-4000
(Registrant’s Telephone Number, Including Area Code)
800-A Beaty Street
Davidson, North Carolina 28036
(Former name or former address, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The registrant had outstanding 405,929,871 shares of Common Stock, par value $0.01 per share, as of April 29, 2022.

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and “Part II. Item 1A Risk Factors” in this Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:
•The COVID-19 pandemic, including business disruptions caused by government restrictions, could have a material and adverse effect on our business, results of operations and financial condition in the future.
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
•We may not realize all of the expected benefits of the acquisition of and merger with Ingersoll Rand Industrial.
•Dispositions create certain risks and may affect our operating results.
•Information systems failure or disruption, due to cyber terrorism or other actions, may adversely impact our business and result in financial loss to the Company or liability to our customers.
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
•A natural disaster, catastrophe, pandemic, geopolitical tensions or other event could adversely affect our operations.

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
•Environmental compliance costs and liabilities could adversely affect our financial condition.
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
•Despite our level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt, including off-balance sheet financing, contractual obligations and general and commercial liabilities. This could further exacerbate the risks to our financial condition.
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

Table of Content
Website Disclosure
We use our website www.irco.com as a channel of distribution of Company information. Financial and other important information regarding us is routinely accessible through and posted on our website. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Ingersoll Rand Inc. when you enroll your email address by visiting the “Investor Alerts” section of our website at investors.irco.com. The contents of our website are not, however, a part of this Quarterly Report on Form 10-Q.

Table of Content
PART I.    FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	For the Three Month Period Ended March 31,
	2022	2021
Revenues	$1,337.0	$1,129.5
Cost of sales	810.9	677.4
Gross Profit	526.1	452.1
Selling and administrative expenses	265.5	252.3
Amortization of intangible assets	86.2	84.2
Other operating expense (income), net	17.4	(5.7)
Operating Income	157.0	121.3
Interest expense	19.0	23.1
Other income, net	(4.6)	(2.5)
Income from Continuing Operations Before Income Taxes	142.6	100.7
Provision for income taxes	32.4	10.6
Loss on equity method investments	(4.3)	—
Income from Continuing Operations	105.9	90.1
Loss from discontinued operations, net of tax	(1.4)	(180.2)
Net Income (Loss)	104.5	(90.1)
Less: Net income attributable to noncontrolling interests	0.8	0.3
Net Income (Loss) Attributable to Ingersoll Rand Inc.	$103.7	$(90.4)

Amounts attributable to Ingersoll Rand Inc. common stockholders:
Income from continuing operations, net of tax	$105.1	$89.8
Loss from discontinued operations, net of tax	(1.4)	(180.2)
Net income (loss) attributable to Ingersoll Rand Inc.	$103.7	$(90.4)

Basic earnings (loss) per share of common stock:
Earnings from continuing operations	$0.26	$0.21
Loss from discontinued operations	—	(0.43)
Net earnings (loss)	0.25	(0.22)

Diluted earnings (loss) per share of common stock:
Earnings from continuing operations	$0.25	$0.21
Loss from discontinued operations	—	(0.42)
Net earnings (loss)	0.25	(0.21)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	For the Three Month Period Ended March 31,
	2022	2021
Comprehensive Income (Loss) Attributable to Ingersoll Rand Inc.
Net income (loss) attributable to Ingersoll Rand Inc.	$103.7	$(90.4)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net	(28.8)	(99.8)
Pension and other postretirement prior service cost and gain (loss), net	(1.1)	1.2
Total other comprehensive loss, net of tax	(29.9)	(98.6)
Comprehensive income (loss) Attributable to Ingersoll Rand Inc.	$73.8	$(189.0)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$0.8	$0.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	0.6	(1.1)
Total other comprehensive income (loss), net of tax	0.6	(1.1)
Comprehensive income (loss) attributable to noncontrolling interests	1.4	(0.8)
Total Comprehensive Income (Loss)	$75.2	$(189.8)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,990.2	$2,109.6
Accounts receivable, net of allowance for credit losses of $43.7 and $42.3, respectively	1,013.9	948.6
Inventories	954.9	854.2
Other current assets	217.5	186.9
Assets of discontinued operations	9.5	15.6
Total current assets	4,186.0	4,114.9
Property, plant and equipment, net of accumulated depreciation of $376.0 and $357.7, respectively	635.2	648.6
Goodwill	5,981.4	5,981.6
Other intangible assets, net	3,816.3	3,912.7
Deferred tax assets	19.4	28.0
Other assets	466.5	468.7
Total assets	$15,104.8	$15,154.5
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$40.1	$38.8
Accounts payable	701.4	670.5
Accrued liabilities	702.1	741.3
Liabilities of discontinued operations	10.0	17.1
Total current liabilities	1,453.6	1,467.7
Long-term debt, less current maturities	3,375.6	3,401.8
Pensions and other postretirement benefits	189.4	195.1
Deferred income taxes	708.0	708.6
Other liabilities	314.9	310.1
Total liabilities	$6,041.5	$6,083.3
Commitments and contingencies (Note 16)	—	—
Stockholders’ equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 424,454,853 and 423,785,571 shares issued as of March 31, 2022 and December 31, 2021, respectively	4.3	4.3
Capital in excess of par value	9,432.1	9,408.6
Retained earnings	474.1	378.6
Accumulated other comprehensive loss	(71.5)	(41.6)
Treasury stock at cost; 18,051,035 and 16,000,364 shares as of March 31, 2022 and December 31, 2021, respectively	(846.8)	(748.4)
Total Ingersoll Rand Inc. stockholders’ equity	$8,992.2	$9,001.5
Noncontrolling interests	71.1	69.7
Total stockholders’ equity	$9,063.3	$9,071.2
Total liabilities and stockholders’ equity	$15,104.8	$15,154.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Month Period Ended March 31, 2022
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	423.8	$4.3	$9,408.6	$378.6	$(41.6)	$(748.4)	$9,001.5	$69.7	$9,071.2
Net income	—	—	—	103.7	—	—	103.7	0.8	104.5
Dividends declared	—	—	—	(8.2)	—	—	(8.2)	—	(8.2)
Issuance of common stock for stock-based compensation plans	0.7	—	4.5	—	—	—	4.5	—	4.5
Purchases of treasury stock	—	—	—	—	—	(101.1)	(101.1)	—	(101.1)
Issuance of treasury stock for stock-based compensation plans	—	—	(2.0)	—	—	2.7	0.7	—	0.7
Stock-based compensation	—	—	21.0	—	—	—	21.0	—	21.0
Other comprehensive income (loss), net of tax	—	—	—	—	(29.9)	—	(29.9)	0.6	(29.3)
Balance at end of period	424.5	$4.3	$9,432.1	$474.1	$(71.5)	$(846.8)	$8,992.2	$71.1	$9,063.3

	Three Month Period Ended March 31, 2021
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Ingersoll Rand Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	420.1	$4.2	$9,310.3	$(175.7)	$14.2	$(33.3)	$9,119.7	$69.8	$9,189.5
Net income (loss)	—	—	—	(90.4)	—	—	(90.4)	0.3	(90.1)
Issuance of common stock for stock-based compensation plans	0.8	—	4.7	—	—	—	4.7	—	4.7
Purchases of treasury stock	—	—	—	—	—	(3.0)	(3.0)	—	(3.0)
Issuance of treasury stock for stock-based compensation plans	—	—	(1.1)	—	—	1.5	0.4	—	0.4
Stock-based compensation	—	—	23.9	—	—	—	23.9	—	23.9
Other comprehensive loss, net of tax	—	—	—	—	(98.6)	—	(98.6)	(1.1)	(99.7)
Balance at end of period	420.9	$4.2	$9,337.8	$(266.1)	$(84.4)	$(34.8)	$8,956.7	$69.0	$9,025.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	For the Three Month Period Ended March 31,
	2022	2021
Cash Flows From Operating Activities From Continuing Operations:
Net income (loss)	$104.5	$(90.1)
Loss from discontinued operations, net of tax	(1.4)	(180.2)
Income from continuing operations	105.9	90.1
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Amortization of intangible assets	86.2	84.2
Depreciation	22.3	21.3
Non-cash restructuring charges	2.2	—
Stock-based compensation expense	19.8	21.6
Loss on equity method investments	4.3	—
Foreign currency transaction gains, net	(3.8)	(18.1)
Other non-cash adjustments	2.0	(0.4)
Changes in assets and liabilities:
Receivables	(67.7)	(46.8)
Inventories	(99.4)	(50.0)
Accounts payable	41.0	27.1
Accrued liabilities	(37.8)	(1.4)
Other assets and liabilities, net	(24.9)	(40.1)
Net cash provided by operating activities from continuing operations	50.1	87.5
Cash Flows From Investing Activities From Continuing Operations:
Capital expenditures	(17.9)	(14.3)
Net cash paid in business combinations	(30.3)	(202.5)
Disposals of property, plant and equipment	—	9.6
Net cash used in investing activities from continuing operations	(48.2)	(207.2)
Cash Flows From Financing Activities From Continuing Operations:
Principal payments on long-term debt	(9.6)	(9.9)
Purchases of treasury stock	(101.1)	(3.0)
Cash dividends on common shares	(8.2)	—
Proceeds from stock option exercises	4.6	5.1
Payments of deferred acquisition consideration	(1.8)	—
Net cash used in financing activities from continuing operations	(116.1)	(7.8)
Cash Flows From Discontinued Operations:
Net cash provided by (used in) operating activities	(4.1)	34.8
Net cash used in investing activities	—	(1.0)
Net cash provided by (used in) discontinued operations	(4.1)	33.8
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(17.6)
Net decrease in cash and cash equivalents	(119.4)	(111.3)
Cash and cash equivalents, beginning of period	2,109.6	1,750.9
Cash and cash equivalents, end of period	$1,990.2	$1,639.6
Supplemental Cash Flow Information
Cash paid for income taxes	$29.1	$26.7
Cash paid for interest	17.1	19.9
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting, the instructions for Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (“SEC”) Regulation S-X. In the Company’s opinion, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). We have reclassified certain prior year amounts, including the results of discontinued operations, to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations. See Note 2 “Discontinued Operations” for information on discontinued operations.
The results of operations for the three month period ended March 31, 2022 are not necessarily indicative of future results. The novel Coronavirus (“COVID-19”) pandemic and related supply chain constraints could impact the global economy. The Company’s operating results will be subject to fluctuations based on general economic conditions, and the extent to which COVID-19 may ultimately impact its business will depend on future developments.
Recently Adopted Accounting Standard Updates (“ASU”)
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for a limited time to ease the potential burden of accounting for reference rate reform on financial reporting. This guidance applies to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates. Also, in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which explicitly clarifies which contracts, hedging relationships, and other transactions are within the scope of the optional expedients and exceptions allowed under Topic 848. The Company has not utilized any of the optional expedients or exceptions available under these ASUs. We will continue to assess whether these ASUs, including the optional expedients and exceptions, are applicable through the effective period. As discussed in Note 19 “Subsequent Event,” the Company amended its credit agreement, effective April 1, 2022, to remove LIBOR as a reference rate for outstanding and future loans under the agreement.
Recently Issued Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The amendments in this update are effective for fiscal years beginning after December 15, 2022 for public companies. Early adoption is permitted. The adoption is not expected to have a material impact on our consolidated financial statements.
Note 2. Discontinued Operations
Discontinued operations comprise two formerly-owned businesses, Specialty Vehicle Technologies (“SVT” or “Club Car”) and High Pressure Solutions (“HPS”). The results of operations, financial positions and cash flows of these businesses are reported as discontinued operations for all periods presented in these condensed consolidated financial statements.
Specialty Vehicle Technologies
On April 9, 2021, the Company entered into an agreement to sell Club Car to private equity firm Platinum Equity Advisors, LLC (“Platinum Equity”) for $1.68 billion in cash. The sale was substantially completed on June 1, 2021. The transfer of legal

Table of Content
ownership of one non-U.S. subsidiary has not yet been completed due to local regulatory and administrative requirements. This transfer is expected to be completed in the second quarter of 2022.
SVT is presented as a discontinued operation and its net assets are classified as held for sale and comparable prior periods have been recast to reflect this change.
High Pressure Solutions
On February 14, 2021, the Company entered into an agreement to sell the majority interest in its High Pressure Solutions business to private equity firm American Industrial Partners. The Company received net cash proceeds of $278.3 million for its majority interest of 55%, and retained a 45% common equity interest in the newly-formed entity comprising the HPS business. This sale was substantially completed on April 1, 2021. The Company expects to maintain its minority investment in HPS indefinitely and is unable to estimate when this interest may be disposed.
HPS is presented as a discontinued operation and its net assets are classified as held for sale and comparable prior periods have been recast to reflect this change.
Financial information of discontinued operations
The results of operations attributable to discontinued operations are summarized below:

	Specialty Vehicle Technologies		High Pressure Solutions		Total
	For the Three Month Period Ended March 31,
	2022	2021	2022	2021	2022	2021
Revenues	$4.0	$240.3	$—	$62.4	$4.0	$302.7
Cost of sales	3.9	177.0	—	50.5	3.9	227.5
Gross Profit	0.1	63.3	—	11.9	0.1	75.2
Selling and administrative expenses	0.1	18.4	—	4.3	0.1	22.7
Amortization of intangible assets	—	9.5	—	2.4	—	11.9
Loss on disposal group	—	—	—	203.3	—	203.3
Other operating expense, net	0.2	7.0	1.6	8.1	1.8	15.1
Income (Loss) from Discontinued Operations Before Income Taxes	(0.2)	28.4	(1.6)	(206.2)	(1.8)	(177.8)
Provision (benefit) for income taxes	—	6.9	(0.4)	(4.5)	(0.4)	2.4
Income (Loss) from Discontinued Operations, Net of Tax	$(0.2)	$21.5	$(1.2)	$(201.7)	$(1.4)	$(180.2)
The carrying amount of assets and liabilities attributable to discontinued operations are shown in the table below. These primarily relate to non-U.S. subsidiaries subject to delayed closing terms due to local regulatory and administrative requirements.

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$—	$6.2
Accounts receivable, net	3.5	2.5
Inventories	4.9	5.6
Other current assets	—	0.1
Property, plant and equipment, net	1.1	1.2
Total assets of discontinued operations	$9.5	$15.6

Accounts payable	$1.4	$2.2
Accrued liabilities	8.6	14.9
Total liabilities of discontinued operations	10.0	17.1

Table of Content
The significant non-cash operating items and capital expenditures reflected in cash flows of discontinued operations for the three months periods ended March 31, 2022 and 2021 include the following:

	Specialty Vehicle Technologies		High Pressure Solutions		Total
	For the Three Month Period Ended March 31,
	2022	2021	2022	2021	2022	2021
Loss on sale	$—	$—	$—	$203.3	$—	$203.3
Depreciation and amortization	—	13.5	—	4.0	—	17.5
Stock-based compensation expense	—	1.7	—	0.8	—	2.5
Capital expenditures	—	(0.7)	—	(0.3)	—	(1.0)
Note 3. Business Combinations
Acquisitions in 2022
During 2022, the Company acquired Houdstermaatschappij Jorc B.V. (“Jorc”), a manufacturer of condensate management products, for cash consideration of $27.1 million. The Company also acquired two sales and services businesses in Europe for aggregate cash consideration of $6.4 million. All three businesses have been reported in the Industrial Technologies and Services segment from the date of acquisition. Substantially all of the consideration was attributed to goodwill and other intangible assets.
The aggregate revenue and operating income included in the condensed consolidated financial statements for these acquisitions subsequent to the dates of acquisition is $4.0 million and $0.7 million, respectively. The operating income of these acquired businesses include the effects of acquisition-related accounting adjustments such as amortization of intangible assets and fair value adjustments to acquired inventory.
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
On July 30, 2021, the Company acquired Maximus Solutions for cash consideration of $111.0 million, net of cash acquired. The business is a provider of digital controls and Industrial Internet of Things (IIoT) production management systems for the agritech software and controls market. The results of this business are reported within the Precision and Science Technologies segment from the date of acquisition. The goodwill recognized is attributable to synergies expected from combining Maximus’s significant expertise in digital controls and IIoT systems with other brands and channels in the Precision and Science Technologies segment and from anticipated growth from existing and new customers. None of the goodwill resulting from this acquisition is expected to be deductible for tax purposes.
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
On October 29, 2021, the Company acquired Air Dimensions Inc. for cash consideration of $70.8 million. The business designs, manufactures and sells vacuum diaphragm pumps primarily for environmental applications. The acquisition is intended to expand the product portfolio of the Precision and Science Technologies segment and further penetrate end markets such as emission monitoring, biogas, utility and chemical processing. The goodwill arising from the acquisition is attributable to growth expected from product and channel synergies and to the assembled workforce. The goodwill resulting from this acquisition is expected to be deductible for tax purposes.

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
Also during 2021, the Company acquired several sales and service businesses in the Industrial Technologies and Services segment and a pump technology business and sales and service business in the Precision and Science Technologies segment. The aggregate consideration for these acquisitions was $44.6 million.
The following table summarizes the preliminary allocation of consideration to the fair values of identifiable assets acquired and liabilities assumed at the acquisition date.

	Seepex	M-D Pneumatics and Kinney Vacuum Pumps	Maximus Solutions	All Others
Accounts receivable	$24.9	$4.8	$4.3	9.4
Inventories	42.5	3.8	2.9	10.5
Other current assets	1.9	0.2	0.2	0.3
Property, plant and equipment	40.6	16.2	2.1	15.0
Goodwill	248.3	81.5	75.7	79.0
Other intangible assets	239.2	82.5	39.5	95.9
Other assets	1.3	—	—	—
Total current liabilities	(35.2)	(3.5)	(2.4)	(4.1)
Deferred tax liabilities	(75.4)	—	(11.3)	(4.1)
Other noncurrent liabilities	(6.0)	(1.5)	—	(0.9)
Total consideration	$482.1	$184.0	$111.0	201.0
The revenues included in the condensed consolidated financial statements for these acquisitions subsequent to their date of acquisition was $87.0 million and $10.6 million, respectively, for the three month periods ended March 31, 2022 and 2021. The operating income included in the condensed consolidated financial statements for these acquisitions subsequent to their date of acquisition was $5.5 million and $3.8 million, respectively, for the three month periods ended March 31, 2022 and 2021. The operating income of these acquired businesses include the effects of acquisition-related accounting adjustments such as amortization of intangible assets and fair value adjustments to acquired inventory.
Note 4. Restructuring
Restructuring Program 2020 to 2022
Subsequent to the acquisition of Ingersoll Rand Industrial, the Company announced a restructuring program (“2020 Plan”) to create efficiencies and synergies, reduce the number of facilities and optimize operating margin within the merged Company. Through March 31, 2022, we recognized expense related to the 2020 Plan of $108.9 million, comprised of $82.3 million, $14.5 million and $12.1 million for Industrial Technologies and Services, Precision and Science Technologies and Corporate, respectively. The Company expects total expense for workforce restructuring, facility consolidation and other exit and disposal activities under the 2020 Plan to be approximately $110 million to $125 million.

Table of Content
For the three month periods ended March 31, 2022 and 2021, “Restructuring charges, net” were recognized within “Other operating expense, net” in the Condensed Consolidated Statement of Operations and consisted of the following.

	For the Three Month Period Ended March 31,
	2022	2021
Industrial Technologies and Services	$3.6	$1.7
Precision and Science Technologies	7.6	0.3
Corporate	1.3	0.4
Restructuring charges, net	$12.5	$2.4
The following table summarizes the activity associated with the Company’s restructuring programs for the three month periods ended March 31, 2022 and 2021.

	For the Three Month Period Ended March 31,
	2022	2021
Balance at beginning of period	$12.3	$17.5
Charged to expense - termination benefits	8.3	2.4
Charged to expense - other (1)	2.0	—
Payments	(4.9)	(7.6)
Currency translation adjustment and other	(0.8)	(0.4)
Balance at end of period	$16.9	$11.9
(1) Excludes $2.2 million of non-cash charges that impacted restructuring expense but not the restructuring liabilities during the three month period ended March 31, 2022.
Note 5. Inventories
Inventories as of March 31, 2022 and December 31, 2021 consisted of the following.

	March 31, 2022	December 31, 2021
Raw materials, including parts and subassemblies	$557.7	$506.6
Work-in-process	111.6	88.6
Finished goods	310.0	283.4
	979.3	878.6
LIFO reserve	(24.4)	(24.4)
Inventories	$954.9	$854.2
Note 6. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill attributable to each reportable segment for the three month period ended March 31, 2022 is presented in the table below.

	Industrial Technologies and Services	Precision and Science Technologies	Total
Balance at beginning of period	$4,177.3	$1,804.3	$5,981.6
Acquisitions	25.8	—	25.8
Foreign currency translation and other(1)	(16.9)	(9.1)	(26.0)
Balance at end of period	$4,186.2	$1,795.2	$5,981.4
(1)Includes measurement period adjustments.

Table of Content
As of both March 31, 2022 and December 31, 2021, goodwill included accumulated impairment losses of $220.6 million within the Industrial Technologies and Services segment.
Other Intangible Assets, Net
Other intangible assets as of March 31, 2022 and December 31, 2021 consisted of the following.

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer lists and relationships	$3,045.2	$(1,109.4)	$1,935.8	$3,055.0	$(1,048.3)	$2,006.7
Technology	354.2	(86.9)	267.3	356.4	(77.8)	278.6
Tradenames	47.3	(19.9)	27.4	47.8	(19.0)	28.8
Backlog	3.0	(3.0)	—	8.1	(5.1)	3.0
Other	107.1	(80.7)	26.4	107.1	(76.9)	30.2
Unamortized intangible assets
Tradenames	1,559.4	—	1,559.4	1,565.4	—	1,565.4
Total other intangible assets	$5,116.2	$(1,299.9)	$3,816.3	$5,139.8	$(1,227.1)	$3,912.7
Intangible Asset Impairment Considerations
As of March 31, 2022 and December 31, 2021, there were no indications that the carrying value of goodwill and other intangible assets may not be recoverable.
Note 7. Accrued Liabilities
Accrued liabilities as of March 31, 2022 and December 31, 2021 consisted of the following.

	March 31, 2022	December 31, 2021
Salaries, wages and related fringe benefits	$174.2	$232.1
Contract liabilities	265.2	242.1
Product warranty	42.5	42.5
Operating lease liabilities	35.2	34.9
Restructuring	16.9	12.3
Taxes	40.2	41.6
Other	127.9	135.8
Total accrued liabilities	$702.1	$741.3
A reconciliation of the changes in the accrued product warranty liability for the three month periods ended March 31, 2022 and 2021 are as follows.

	For the Three Month Period Ended March 31,
	2022	2021
Balance at beginning of period	$42.5	$41.1
Product warranty accruals	4.2	4.4
Acquired warranty	—	0.1
Settlements	(3.8)	(4.8)
Foreign currency translation and other	(0.4)	(0.4)
Balance at end of period	$42.5	$40.4

Table of Content
Note 8. Benefit Plans
Net Periodic Benefit Cost
The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three month periods ended March 31, 2022 and 2021.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	For the Three Month Period Ended March 31,
	2022	2021	2022	2021	2022	2021
Service cost	$1.1	$1.7	$0.9	$1.1	$—	$—
Interest cost	2.8	2.7	1.6	1.2	0.2	0.2
Expected return on plan assets	(3.2)	(3.1)	(3.2)	(3.1)	—	—
Recognition of:
Unrecognized prior service cost	—	—	—	—	—	(0.1)
Unrecognized net actuarial loss	—	—	0.1	1.3	—	—
Gain on settlement	(0.9)	—	—	—	—	—
	$(0.2)	$1.3	$(0.6)	$0.5	$0.2	$0.1
The components of net periodic benefit cost other than the service cost component are included in “Other income, net” in the Condensed Consolidated Statements of Operations.
Note 9. Debt
Debt as of March 31, 2022 and December 31, 2021 is summarized as follows.

	March 31, 2022	December 31, 2021
Short-term borrowings	$0.8	$—
Long-term debt:
Revolving credit facility, due 2026	$—	$—
Dollar Term Loan B, due 2027(1)	1,860.4	1,865.0
Dollar Term Loan, due 2027(2)	908.2	910.5
Euro Term Loan, due 2027(3)	651.4	670.7
Finance leases and other long-term debt	22.6	23.9
Unamortized debt issuance costs	(27.7)	(29.5)
Total long-term debt, net, including current maturities	3,414.9	3,440.6
Current maturities of long-term debt	39.3	38.8
Total long-term debt, net	$3,375.6	$3,401.8
(1)As of March 31, 2022, this amount is presented net of unamortized discounts of $1.7 million. As of March 31, 2022, the applicable interest rate was approximately 2.21% and the weighted-average interest rate was 1.89% for the three month period ended March 31, 2022.
(2)As of March 31, 2022, this amount is presented net of unamortized discounts of $0.8 million. As of March 31, 2022, the applicable interest rate was approximately 2.21% and the weighted average interest rate was 1.89% for the three month period ended March 31, 2022.
(3)As of March 31, 2022, this amount is presented net of unamortized discounts of $0.6 million. As of March 31, 2022, the applicable interest rate was 2.00% and the weighted average interest rate was 2.00% for the three month period ended March 31, 2022.
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
See Note 11 “Debt” to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2021 for further information on the Senior Secured Credit Facilities.
As of March 31, 2022, the aggregate amount of commitments under the Revolving Credit Facility was $1,100.0 million and the capacity under the Revolving Credit Facility to issue letters of credit was $400.0 million. As of March 31, 2022, the Company had no outstanding borrowings under the Revolving Credit Facility, outstanding letters of credit under the Revolving Credit Facility of $5.7 million and unused availability under the Revolving Credit Facility of $1,094.3 million.
As of March 31, 2022, we were in compliance with all covenants of our Senior Secured Credit Facilities.
Note 10. Stock-Based Compensation Plans
The Company has outstanding stock-based compensation awards granted under the 2013 Stock Incentive Plan (“2013 Plan”) and the 2017 Omnibus Incentive Plan (“2017 Plan”) as described in Note 18, “Stock-Based Compensation Plans” to the consolidated financial statements in its 2021 Form 10-K.
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
Stock-Based Compensation
Stock-based compensation expense for the three month periods ended March 31, 2022 and 2021 are included in “Cost of sales” and “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations and are as follows.

	For the Three Month Period Ended March 31,
	2022	2021
Stock-based compensation expense recognized in:
Continuing operations	$19.8	$21.6
Discontinued operations	—	2.5
Total stock-based compensation expense	$19.8	$24.1
Stock-Based Compensation - Continuing Operations
In the three month period ended March 31, 2022, the $19.8 million of stock-based compensation expense included expense for equity awards granted under the 2013 and 2017 Plan of $21.0 million and a decrease in the liability for stock appreciation rights (“SAR”) of $1.2 million. Of the $21.0 million of expense for equity awards granted under the 2013 Plan and 2017 Plan, $13.0 million related to the $150 million equity grant to nearly 16,000 employees worldwide made in the third quarter of 2020 (“All-Employee Equity Grant”).
As of March 31, 2022, there was $111.8 million of total unrecognized compensation expense related to outstanding stock options, restricted stock unit awards and performance stock unit awards.
Stock Option Awards
Stock options are granted to employees with an exercise price equal to the fair value of the Company’s per share common stock on the date of grant. Stock option awards typically vest over four or five years and expire ten years from the date of grant.

Table of Content
A summary of the Company’s stock option (including SARs) activity for the three month period ended March 31, 2022 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Exercise Price (per share)
Stock options outstanding as of December 31, 2021	6,746	$21.76
Granted	731	53.09
Exercised or settled	(194)	23.66
Forfeited	(46)	32.53
Expired	—	—
Stock options outstanding as of March 31, 2022	7,237	24.81

Vested as of March 31, 2022	5,058	18.16
The following assumptions were used to estimate the fair value of options granted during the three month periods ended March 31, 2022 and 2021 using the Black-Scholes option-pricing model.

	For the Three Month Period Ended March 31,
Assumptions	2022	2021
Expected life of options (in years)	6.3	6.3
Risk-free interest rate	1.9%	0.9%
Assumed volatility	38.3%	39.4%
Expected dividend rate	0.2%	0.0%
Restricted Stock Unit Awards
Restricted stock units are granted to employees and non-employee directors based on the market price of the Company’s common stock on the grant date and recognized in compensation expense over the vesting period. A summary of the Company’s restricted stock unit activity for the three month period ended March 31, 2022 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2021	2,677	$34.08
Granted	460	53.09
Vested	(427)	31.88
Forfeited	(72)	34.20
Non-vested as of March 31, 2022	2,638	37.74
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

Table of Content
A summary of the Company’s performance stock unit activity for the three month period ended March 31, 2022 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2021	393	$39.89
Granted	175	63.39
Forfeited	(15)	39.61
Non-vested as of March 31, 2022	553	47.33
The following assumptions were used to estimate the fair value of performance share units granted during the three month periods ended March 31, 2022 and 2021 using the Monte Carlo simulation pricing model.

	For the Three Month Period Ended March 31,
Assumptions	2022	2021
Expected term (in years)	2.9	2.9
Risk-free interest rate	1.7%	0.2%
Assumed volatility	36.4%	36.9%
Expected dividend rate	0.2%	—%
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
The before tax income (loss) and related income tax effect are as follows.

	For the Three Month Period Ended March 31,
	2022			2021
	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount
Foreign currency translation adjustments, net	$(21.7)	$(7.1)	$(28.8)	$(107.2)	$7.4	$(99.8)
Pension and other postretirement benefit prior service cost and gain or loss, net	(1.5)	0.4	(1.1)	1.5	(0.3)	1.2
Other comprehensive loss	$(23.2)	$(6.7)	$(29.9)	$(105.7)	$7.1	$(98.6)
The tables above include only the other comprehensive income (loss), net of tax, attributable to Ingersoll Rand Inc. Other comprehensive income (loss), net, attributable to noncontrolling interest holders was $0.6 million and $(1.1) million for the three month periods ended March 31, 2022 and 2021, respectively, and related entirely to foreign currency translation adjustments.

Table of Content
Changes in accumulated other comprehensive income (loss) by component for the three month periods ended March 31, 2022 and 2021 are presented in the following table(1).

	Foreign Currency Translation Adjustments, Net	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2021	$(29.9)	$(11.7)	$(41.6)
Other comprehensive loss before reclassifications	(28.8)	(0.5)	(29.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.6)	(0.6)
Other comprehensive loss	(28.8)	(1.1)	(29.9)
Balance as of March 31, 2022	$(58.7)	$(12.8)	$(71.5)

	Foreign Currency Translation Adjustments, Net	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2020	$74.6	$(60.4)	$14.2
Other comprehensive income (loss) before reclassifications	(99.8)	0.2	(99.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.0	1.0
Other comprehensive income (loss)	(99.8)	1.2	(98.6)
Balance as of March 31, 2021	$(25.2)	$(59.2)	$(84.4)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
Reclassifications out of accumulated other comprehensive income (loss) for the three month periods ended March 31, 2022 and 2021 are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three Month Period Ended March 31,		Affected Line(s) in the Statement Where Net Income is Presented
	2022	2021
Amortization of defined benefit pension and other postretirement benefit items(1)	$(0.8)	$1.3	Cost of sales and Selling and administrative expenses
Provision (benefit) for income taxes	0.2	(0.3)	Benefit for income taxes
Amortization of defined benefit pension and other postretirement benefit items, net of tax	$(0.6)	$1.0
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

Table of Content
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
Derivative Instruments
The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.

March 31, 2022
Derivative Classification		Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$33.8	$0.1	$—	$—	$—

December 31, 2021
Derivative Classification		Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$22.1	$—	$—	$—	$—
Foreign currency forwards	Fair Value	19.3	—	—	0.2	—
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
We may enter into pay-fixed interest rate swap instruments from time to time to limit our exposure to changes in variable interest rates. As of March 31, 2022, the Company has no interest rate swap contracts. The Company’s variable rate borrowings outstanding as of March 31, 2022 were $2,771.1 million and €589.1 million.
The Company had three foreign currency forward contracts outstanding as of March 31, 2022 with notional amounts ranging from $7.3 million to $15.4 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included within “Other operating expense, net” in the Condensed Consolidated Statements of Operations. The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty. It is the Company’s practice to recognize the gross amounts in the Condensed Consolidated Balance Sheets. The amount available to be netted is not material.

Table of Content
The Company’s gains (losses) on derivative instruments not designated as accounting hedges and total net foreign currency losses for the three month periods ended March 31, 2022 and 2021 were as follows.

	For the Three Month Period Ended March 31,
	2022	2021
Foreign currency forward contracts losses	$(1.0)	$(0.8)
Total foreign currency transaction gains, net	3.8	18.1
The Company has a significant investment in consolidated subsidiaries with functional currencies other than the USD, particularly the EUR. On August 17, 2017, the Company designated its €615.0 million Original Euro Term Loan as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies until it was extinguished and replaced on February 28, 2020 by a €601.2 million Euro Term Loan, further described in Note 9 “Debt.” As of March 31, 2022, the Euro Term Loan of €589.1 million remained designated.
The Company’s gains (losses), net of income tax, associated with changes in the value of debt for the three month periods ended March 31, 2022 and 2021 were as follows.

	For the Three Month Period Ended March 31,
	2022	2021
Gain, net of income tax, recorded through other comprehensive income	$13.3	$18.9
The net balance of such gains (losses) included in accumulated other comprehensive income (loss) as of March 31, 2022 and 2021 was $44.0 million and $49.7 million, respectively.
For the periods presented, all cash flows associated with derivatives are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows.
There were no off-balance sheet derivative instruments as of March 31, 2022 or 2021.
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

Table of Content
The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards(1)	$—	$0.1	$—	$0.1
Trading securities held in deferred compensation plan(2)	12.9	—	—	12.9
Total	$12.9	$0.1	$—	$13.0
Financial Liabilities
Foreign currency forwards(1)	$—	$—	$—	$—
Deferred compensation plans(2)	21.5	—	—	21.5
Total	$21.5	$—	$—	$21.5

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards(1)	$—	$—	$—	$—
Trading securities held in deferred compensation plan(2)	12.0	—	—	12.0
Total	$12.0	$—	$—	$12.0
Financial Liabilities
Foreign currency forwards(1)	$—	$0.2	$—	$0.2
Deferred compensation plan(2)	22.4	—	—	22.4
Total	$22.4	$0.2	$—	$22.6
(1)Based on calculations that use readily observable market parameters at their basis, such as spot and forward rates.
(2)Based on the quoted price of publicly traded mutual funds and other equity securities which are classified as trading securities and accounted for using the mark-to-market method.
Goodwill and Other Intangible Assets
Certain of our non-financial assets are subject to impairment analysis, including indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually. Any resulting impairment would require that the asset be recorded at its fair value. At March 31, 2022 and December 31, 2021, we did not have any significant non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis. Refer to Note 6 “Goodwill and Other Intangible Assets” for further discussion pertaining to our annual and interim evaluation of goodwill and other intangible assets for impairment.
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
Disaggregation of Revenue
The following tables provide disaggregated revenue by reportable segment for the three month periods ended March 31, 2022 and 2021.

	For the Three Month Period Ended March 31, 2022
	Industrial Technologies and Services	Precision and Science Technologies	Total
Primary Geographic Markets
United States	$414.8	$134.3	$549.1
Other Americas	73.3	8.5	81.8
Total Americas	488.1	142.8	630.9
EMEIA	331.8	109.7	441.5
Asia Pacific	219.7	44.9	264.6
Total	$1,039.6	$297.4	$1,337.0
Product Categories
Original equipment	$614.2	$239.0	$853.2
Aftermarket	425.4	58.4	483.8
Total	$1,039.6	$297.4	$1,337.0
Pattern of Revenue Recognition
Revenue recognized at point in time(1)	$956.6	$295.5	$1,252.1
Revenue recognized over time(2)	83.0	1.9	84.9
Total	$1,039.6	$297.4	$1,337.0

Table of Content

	For the Three Month Period Ended March 31, 2021
	Industrial Technologies and Services	Precision and Science Technologies	Total
Primary Geographic Markets
United States	$353.1	$98.1	$451.2
Other Americas	60.2	3.5	63.7
Total Americas	413.3	101.6	514.9
EMEIA	319.4	80.1	399.5
Asia Pacific	181.1	34.0	215.1
Total	$913.8	$215.7	$1,129.5
Product Categories
Original equipment	$528.7	$178.7	$707.4
Aftermarket	385.1	37.0	422.1
Total	$913.8	$215.7	$1,129.5
Pattern of Revenue Recognition
Revenue recognized at point in time(1)	$847.9	$214.8	$1,062.7
Revenue recognized over time(2)	65.9	0.9	66.8
Total	$913.8	$215.7	$1,129.5
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
As of March 31, 2022, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $446.0 million in the next twelve months and $410.8 million in periods thereafter. The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time and service contracts with an original duration greater than one year.
Contract Balances
The following table provides the contract balances as of March 31, 2022 and December 31, 2021 presented in the Condensed Consolidated Balance Sheets.

	March 31, 2022	December 31, 2021
Accounts receivable, net	$1,013.9	$948.6
Contract assets	66.9	60.8
Contract liabilities	266.6	243.5

Table of Content
Accounts receivable, net – Amounts due where the Company’s right to receive cash is unconditional. Customer receivables are recorded at face amount less an allowance for credit losses. The Company maintains an allowance for credit losses for expected losses as a result of customers’ inability to make required payments. Management evaluates the aging of customer receivable balances, the financial condition of its customers, historical trends and the time outstanding of specific balances to estimate the amount of customer receivables that may not be collected in the future and records the appropriate provision.
The allowance for credit losses for the three month periods ended March 31, 2022 and 2021 consisted of the following.

	For the Three Month Period Ended March 31,
	2022	2021
Balance at beginning of the period	$42.3	$50.9
Provision charged to expense	2.0	0.3
Write-offs, net of recoveries	(0.5)	(1.0)
Foreign currency translation and other	(0.1)	(1.0)
Balance at end of the period	$43.7	$49.2
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
Note 14. Income Taxes
The following table summarizes the Company’s provision for income taxes and effective income tax provision rate for the three month periods ended March 31, 2022 and 2021.

	For the Three Month Period Ended March 31,
	2022	2021
Income before income taxes	$142.6	$100.7
Provision for income taxes	$32.4	$10.6
Effective income tax provision rate	22.7%	10.5%
The increase in the provision for income taxes and increase in the effective income tax provision rate for the three month period ended March 31, 2022 when compared to the same three month period of 2021 is primarily due to an increase in the pretax book income in jurisdictions with higher effective tax rates combined with decreased earnings in jurisdictions with lower tax rates. In addition, in the three month period ended March 31, 2021, there was a reduction of a significant unrecognized tax reserve related to a non-recurring item as a result of the lapse of the limitation on statutes.

Table of Content
Note 15. Other Operating Expense (Income), Net
The components of “Other operating expense (income), net” for the three month periods ended March 31, 2022 and 2021 were as follows.

	For the Three Month Period Ended March 31,
	2022	2021
Foreign currency transaction gains, net	$(3.8)	$(18.1)
Restructuring charges, net(1)	12.5	2.4
Acquisition and other transaction related expenses(2)	7.5	8.3
Other, net	1.2	1.7
Total other operating expense (income), net	$17.4	$(5.7)
(1)See Note 4 “Restructuring.”
(2)Represents costs associated with successful and abandoned acquisitions, including third-party expenses and post-closure integration costs.
Note 16. Contingencies
The Company is a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature for a company of its size and sector. The Company believes that such proceedings, lawsuits and administrative actions will not materially adversely affect its operations, financial condition, liquidity or competitive position. For further description of the Company’s contingencies, reference is made to Note 21, “Contingencies” in the notes to consolidated financial statements in the Company’s 2021 Form 10-K.
Asbestos and Silica Related Litigation
The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity. “Accrued liabilities” and “Other liabilities” of the Condensed Consolidated Balance Sheets include a total litigation reserve of $135.1 million and $136.9 million as of March 31, 2022 and December 31, 2021, respectively, with regards to potential liability arising from the Company’s asbestos-related litigation. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity.
The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $143.9 million and $145.1 million as of March 31, 2022 and December 31, 2021, which was included in “Other assets” in the Condensed Consolidated Balance Sheets. The amounts recorded by the Company for asbestos-related liabilities and insurance recoveries are based on currently available information and assumptions that the Company believes are reasonable based on an evaluation of relevant factors. The actual liabilities or insurance recoveries could be higher or lower than those recorded if actual results vary significantly from the assumptions.
Environmental Matters
The Company has been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under U.S. federal “Superfund” or similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. The Company has undiscounted accrued liabilities of $14.1 million and $12.9 million as of March 31, 2022 and December 31, 2021, respectively, on its Condensed Consolidated Balance Sheets to the extent costs are known or can be reasonably estimated for its remaining financial obligations in relation to environmental matters and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.

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

Table of Content
The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Income from Continuing Operations Before Income Taxes for the three month periods ended March 31, 2022 and 2021.

	For the Three Month Period Ended March 31,
	2022	2021
Revenue
Industrial Technologies and Services	$1,039.6	$913.8
Precision and Science Technologies	297.4	215.7
Total Revenue	$1,337.0	$1,129.5
Segment Adjusted EBITDA
Industrial Technologies and Services	$247.4	$211.5
Precision and Science Technologies	85.1	67.2
Total Segment Adjusted EBITDA	$332.5	$278.7
Less items to reconcile Segment Adjusted EBITDA to Income Before Income Taxes:
Corporate expenses not allocated to segments	$28.9	$34.7
Interest expense	19.0	23.1
Depreciation and amortization expense (a)	107.5	104.5
Restructuring and related business transformation costs (b)	14.2	2.7
Acquisition and other transaction related expenses and non-cash charges (c)	9.5	10.5
Stock-based compensation	19.8	21.6
Foreign currency transaction losses (gains), net	(3.8)	(18.1)
Other adjustments (d)	(5.2)	(1.0)
Income from Continuing Operations Before Income Taxes	142.6	100.7
Provision for income taxes	32.4	10.6
Loss on equity method investments	(4.3)	—
Income from Continuing Operations	105.9	90.1
Loss from discontinued operations, net of tax	(1.4)	(180.2)
Net Income (Loss)	$104.5	$(90.1)
a)Depreciation and amortization expense excludes $1.0 million of depreciation of rental equipment for both of the three month periods ended March 31, 2022 and 2021.
b)Restructuring and related business transformation costs consist of the following.

	For the Three Month Period Ended March 31,
	2022	2021
Restructuring charges	$12.5	$2.4
Facility reorganization, relocation and other costs	1.7	—
Other, net	—	0.3
Total restructuring and related business transformation costs	$14.2	$2.7
c)Represents costs associated with successful and abandoned acquisitions, including third-party expenses, post-closure integration costs and non-cash charges and credits arising from fair value purchase accounting adjustments.
d)Includes (i) pension and other postemployment (“OPEB”) plan costs other than service cost, (ii) certain legal and compliance costs and (iii) other miscellaneous adjustments.

Table of Content
Note 18. Earnings (Loss) Per Share
The number of weighted-average shares outstanding used in the computations of basic and diluted earnings (loss) per share are as follows.

	For the Three Month Period Ended March 31,
	2022	2021
Average shares outstanding
Basic	407.6	419.2
Diluted	413.1	425.9
For the three month periods ended March 31, 2022 and 2021, 1.6 million and 0.9 million, respectively, of anti-dilutive shares were not included in the computation of diluted earnings per share.
Note 19. Subsequent Event
On April 1, 2022, through its subsidiary, Gardner Denver, Inc., the Company entered into Amendment No. 8 to the Credit Agreement. This amendment was entered into pursuant to the terms of the Senior Secured Credit Facilities and provides for the replacement of LIBOR with the Secured Overnight Financing Rate (“SOFR”) as the benchmark interest rate for borrowings with LIBOR-based rates. This change is effective as of the date of the agreement.
Refer to Note 11 “Debt” to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended December 31, 2021 for further information on the Credit Agreement.

Table of Content
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and this Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
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
We operate with two reportable segments: Industrial Technologies and Services and Precision and Science Technologies. See Note 17 “Segment Results” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a description of our reportable segments.
Items Affecting our Business, Industry and End Markets
The COVID-19 Pandemic and Related Supply Chain Disruptions
We continue to assess and actively manage the impact of the COVID-19 pandemic on our global operations and also the operations of our suppliers and customers. In order to position ourselves to fulfill demand, we continue to monitor the supply chain closely and are taking proactive steps to ensure continuity of supply. We are adhering to all state and country mandates and guidelines wherever we operate. We have taken certain actions to reduce costs and preserve cash given the uncertain environment. The substantial majority of our production sites have remained fully operational this year. Certain facilities, including several manufacturing sites in China, have recently experienced interruptions in production due to outbreaks of COVID-19 infections and subsequent government restrictions. These interruptions have contributed to component shortages and other supply chain constraints that may limit our ability to fulfill customer orders within desired lead times, both directly in the Asia Pacific region and indirectly in other regions. The degree to which the pandemic will continue to impact our operations, and the operations of our customers and suppliers remains uncertain. See “The COVID-19 pandemic could have a material and adverse effect on our business, results of operations and financial condition in the future” in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and this Form 10-Q.
General Economic Conditions
Our financial results closely follow changes in the industries and end-markets we serve. Demand for most of our products depends on the level of new capital investment and planned and unplanned maintenance expenditures by our customers. The level of capital expenditures depends, in turn, on the general economic conditions as well as access to capital at reasonable cost.
The ongoing conflict between Russia and Ukraine and the related sanctions and export controls have adversely impacted economic conditions in Eastern Europe and in certain global industry sectors dependent on those countries. We have limited operations in Russia and Ukraine and, to date, have not experienced a material adverse impact on our results of operations or financial condition. Further escalation or prolonged conflict may amplify several of the risks identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Foreign Currency Fluctuations
A significant portion of our revenues, approximately 56% for the three month period ended March 31, 2022, was denominated in currencies other than the U.S. dollar. Because much of our manufacturing facilities and labor force costs are outside of the United

Table of Content
States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.
Factors Affecting the Comparability of our Results of Operations
Key factors affecting the comparability of our results of operations are summarized below.
Acquisitions
Part of our strategy for growth is to acquire complementary businesses that provide access to new technologies or geographies or expand our offerings. We acquired several businesses during the year ended December 31, 2021. While these acquisitions are not individually significant or significant in the aggregate, they may be relevant when comparing our results from period to period.
See Note 3 “Business Combinations” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further discussion of these acquisitions.
Restructuring and Other Business Transformation Initiatives
We continue to execute business transformation initiatives. A key element of those initiatives are restructuring programs within our Industrial Technologies and Services and Precision and Science Technologies segments, as well as at the Corporate level. Restructuring charges, program related facility reorganization, relocation and other costs, and related capital expenditures were impacted most significantly.
Subsequent to the acquisition of Ingersoll Rand Industrial, we announced a restructuring program (“2020 Plan”) to drive efficiencies and synergies, reduce the number of facilities and optimize operating margin within the merged Company. For the three month period ended March 31, 2022 and 2021, $12.5 million and $2.4 million, respectively, were charged to expense related to this restructuring program. Through March 31, 2022, we recognized expense related to the 2020 Plan of $82.3 million, $14.5 million and $12.1 million for Industrial Technologies and Services, Precision and Science Technologies and Corporate, respectively.
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

Table of Content
The following table presents selected Condensed Consolidated Results of Operations of our business for the three month periods ended March 31, 2022 and 2021.

	For the Three Month Period Ended March 31,
	2022	2021
Condensed Consolidated Statement of Operations:
Revenues	$1,337.0	$1,129.5
Cost of sales	810.9	677.4
Gross profit	526.1	452.1
Selling and administrative expenses	265.5	252.3
Amortization of intangible assets	86.2	84.2
Other operating expense (income), net	17.4	(5.7)
Operating income	157.0	121.3
Interest expense	19.0	23.1
Other income, net	(4.6)	(2.5)
Income before income taxes	142.6	100.7
Provision for income taxes	32.4	10.6
Loss on equity method investments	(4.3)	—
Income from Continuing Operations	105.9	90.1
Loss from discontinued operations, net of tax	(1.4)	(180.2)
Net income (loss)	104.5	(90.1)
Less: Net income attributable to noncontrolling interests	0.8	0.3
Net income (loss) attributable to Ingersoll Rand Inc.	$103.7	$(90.4)

Percentage of Revenues:
Gross profit	39.3%	40.0%
Selling and administrative expenses	19.9%	22.3%
Operating income	11.7%	10.7%
Income (loss) from continuing operations	7.9%	8.0%
Adjusted EBITDA	22.7%	21.6%

Other Financial Data:
Adjusted EBITDA (1)	$303.6	$244.0
Adjusted Net Income (1)	201.2	168.0
Cash flows - operating activities	50.1	87.5
Cash flows - investing activities	(48.2)	(207.2)
Cash flows - financing activities	(116.1)	(7.8)
Free Cash Flow (1)	32.2	73.2
(1)See the “Non-GAAP Financial Measures” section for a reconciliation to comparable GAAP measure.
Revenues
Revenues for the three month period ended March 31, 2022 were $1,337.0 million, an increase of $207.5 million, or 18.4%, compared to $1,129.5 million for the same three month period in 2021. The increase in revenues was primarily due to higher organic volumes of $90.1 million, acquisitions of $77.3 million, and higher pricing of $66.4 million, partially offset by unfavorable impact of foreign currencies of $26.3 million. The percentage of consolidated revenues derived from aftermarket parts and services was 36.2% in the three month period ended March 31, 2022 compared to 37.4% in the same three month period in 2021.

Table of Content
Gross Profit
Gross profit for the three month period ended March 31, 2022 was $526.1 million, an increase of $74.0 million, or 16.4%, compared to $452.1 million for the same three month period in 2021, and as a percentage of revenues was 39.3% for the three month period ended March 31, 2022 and 40.0% for the same three month period in 2021. The increase in gross profit is primarily due to higher organic volumes, acquisitions, and higher pricing discussed above.
Selling and Administrative Expenses
Selling and administrative expenses were $265.5 million for the three month period ended March 31, 2022, an increase of $13.2 million, or 5.2%, compared to $252.3 million for the same three month period in 2021. The increase in selling and administrative expenses was mainly from businesses acquired in the second half of 2021, partially offset by lower stock-based compensation expense. Selling and administrative expenses as a percentage of revenues decreased to 19.9% for the three month period ended March 31, 2022 from 22.3% in the same three month period in 2021.
Amortization of Intangible Assets
Amortization of intangible assets was $86.2 million for the three month period ended March 31, 2022, an increase of $2.0 million, compared to $84.2 million in the same three month period in 2021. The increase was primarily due to acquisitions completed in the second half of 2021.
Other Operating Expense (Income), Net
Other operating expense (income), net was $17.4 million for the three month period ended March 31, 2022, an increase of $23.1 million, compared to $(5.7) million in the same three month period in 2021. The increase in expense was primarily due to lower foreign currency transaction gains, net of $14.3 million and higher restructuring charges of $10.1 million, partially offset by lower acquisition and other transaction related expenses and non-cash charges of $0.8 million.
Interest Expense
Interest expense was $19.0 million for the three month period ended March 31, 2022, a decrease of $4.1 million, compared to $23.1 million in the same three month period in 2021. The decrease was primarily due to the prepayment of the Dollar Term Loan Series A on September 30, 2021. The weighted average interest rate was approximately 1.9% for the three month period ended March 31, 2022 and 2.0% in the same three month period in 2021.
Other Income, Net
Other income, net was $4.6 million and $2.5 million in the three month periods ended March 31, 2022 and 2021, respectively. The increase was primarily due to benefit plan costs other than service costs, including a gain on benefit plan settlement, and interest income from short term investments and bank deposits.
Provision for Income Taxes
The provision for income taxes was $32.4 million resulting in a 22.7% effective income tax provision rate for the three month period ended March 31, 2022, compared to a provision for income taxes of $10.6 million resulting in a 10.5% effective income tax provision rate in the same three month period in 2021. The increase in the tax provision for the three month period ended March 31, 2022 is primarily due to an increase in the pretax book income in jurisdictions with higher effective tax rates combined with decreased earnings in jurisdictions with lower tax rates. In addition, in the three month period ending March 31, 2021, there was a reduction of a significant unrecognized tax reserve related to a non-recurring item as a result of the lapse of the limitation on statutes.
Net Income (Loss)
Net income was $104.5 million for the three month period ended March 31, 2022 compared to a net loss of $90.1 million in the same three month period in 2021. The increase in net income was primarily due to lower loss from discontinued operations and, to a lesser extent, higher gross profit on increased revenues.
Adjusted EBITDA
Adjusted EBITDA increased $59.6 million to $303.6 million for the three month period ended March 31, 2022 compared to $244.0 million in the same three month period in 2021. Adjusted EBITDA as a percentage of revenues increased 110 basis points to 22.7% for the three month period ended March 31, 2022 from 21.6% for the same three month period in 2021. The increase in

Table of Content
Adjusted EBITDA was primarily due to higher pricing of $66.4 million and higher organic sales volume of $36.5 million, partially offset by unfavorable cost inflation and product mix of $52.7 million and the unfavorable impact of foreign currencies of $6.3 million. The increase in Adjusted EBITDA as a percentage of revenues is primarily attributable to higher pricing and volume, partially offset by unfavorable cost inflation and product mix.
Adjusted Net Income
Adjusted Net Income increased $33.2 million to $201.2 million for the three month period ended March 31, 2022 compared to $168.0 million in the same three month period in 2021. The increase was primarily due to increased Adjusted EBITDA and lower interest expense, partially offset by a higher income tax provision, as adjusted.
Non-GAAP Financial Measures
Set forth below are the reconciliations of Net Income (Loss) to Adjusted EBITDA and Adjusted Net Income and Cash Flows from Operating Activities to Free Cash Flow.

	For the Three Month Period Ended March 31,
	2022	2021
Net Income (Loss)	$104.5	$(90.1)
Less: Loss from discontinued operations	(1.8)	(177.8)
Less: Income tax benefit (provision) from discontinued operations	0.4	(2.4)
Income from continuing operations, net of tax	105.9	90.1
Plus:
Interest expense	19.0	23.1
Provision for income taxes	32.4	10.6
Depreciation expense (a)	21.3	20.3
Amortization expense (b)	86.2	84.2
Restructuring and related business transformation costs (c)	14.2	2.7
Acquisition related expenses and non-cash charges (d)	9.5	10.5
Stock-based compensation	19.8	21.6
Foreign currency transaction gains, net	(3.8)	(18.1)
Loss on equity method investments	4.3	—
Other adjustments (e)	(5.2)	(1.0)
Adjusted EBITDA	$303.6	$244.0
Minus:
Interest expense	$19.0	$23.1
Income tax provision, as adjusted (f)	58.5	28.0
Depreciation expense	21.3	20.3
Amortization of non-acquisition related intangible assets	3.6	4.6
Adjusted Income from Continuing Operations, Net of Tax	$201.2	$168.0
Free Cash Flow from Continuing Operations:
Cash flows from operating activities from continuing operations	$50.1	$87.5
Minus:
Capital expenditures	17.9	14.3
Free Cash Flow from Continuing Operations	$32.2	$73.2
(a)Depreciation expense excludes $1.0 million of depreciation of rental equipment for both of the three month periods ended March 31, 2022 and 2021.
(b)Represents $82.6 million and $79.6 million of amortization of intangible assets arising from the acquisition of Ingersoll Rand Industrial and other acquisitions (customer relationships, technology, tradenames and backlog) and $3.6 million and $4.6 million of amortization of non-acquisition related intangible assets, in each case for the three month periods ended March 31, 2022 and 2021, respectively.

Table of Content
(c)Restructuring and related business transformation costs consisted of the following.

	For the Three Month Period Ended March 31,
	2022	2021
Restructuring charges	$12.5	$2.4
Facility reorganization, relocation and other costs	1.7	—
Other, net	—	0.3
Total restructuring and related business transformation costs	$14.2	$2.7
(d)Represents costs associated with successful and/or abandoned acquisitions and divestitures, including third-party expenses, post-closure integration costs, and non-cash charges and credits arising from fair value purchase accounting adjustments.
(e)Includes (i) pension and other postemployment (“OPEB”) plan costs other than service cost, (ii) certain legal and compliance costs and (iii) other miscellaneous adjustments.
(f)Represents our income tax provision adjusted for the tax effect of pre-tax items excluded from Adjusted Net Income and the removal of the applicable discrete tax items. The tax effect of pre-tax items excluded from Adjusted Income is computed using the statutory tax rate related to the jurisdiction that was impacted by the adjustment after taking into account the impact of permanent differences and valuation allowances. Discrete tax items include changes in tax laws or rates, changes in uncertain tax positions relating to prior years and changes in valuation allowances. The adjusted amounts are then used to calculate an adjusted provision for the quarter.
The income tax provision, as adjusted for each of the periods presented below consisted of the following.

	For the Three Month Period Ended March 31,
	2022	2021
Provision for income taxes	$32.4	$10.6
Tax impact of pre-tax income adjustments	24.8	8.2
Discrete tax items	1.3	9.2
Income tax provision, as adjusted	$58.5	$28.0
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
Segment Results for the Three Month Periods Ended March 31, 2022 and 2021
The following tables display Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments.
Industrial Technologies and Services Segment Results

	For the Three Month Period Ended March 31,		Percent Change
	2022	2021	2022 vs. 2021
Segment Revenues	$1,039.6	$913.8	13.8%
Segment Adjusted EBITDA	$247.4	$211.5	17.0%
Segment Margin	23.8%	23.1%	70	bps
Segment Revenues for the three month period ended March 31, 2022 were $1,039.6 million, an increase of $125.8 million, or 13.8%, compared to $913.8 million in the same three month period in 2021. The increase in Segment Revenues was due to higher organic volumes of $75.3 million or 8.2%, higher pricing of $56.4 million or 6.2%, and acquisitions of $13.3 million or 1.5%,

Table of Content
partially offset by unfavorable impact of foreign currencies of $19.2 million or 2.1%. The percentage of Segment Revenues derived from aftermarket parts and service was 40.9% in the three month period ended March 31, 2022 compared to 42.1% in the same three month period in 2021.
Segment Adjusted EBITDA for the three month period ended March 31, 2022 was $247.4 million, an increase of $35.9 million, or 17.0%, from $211.5 million in the same three month period in 2021. Segment Adjusted EBITDA Margin increased 70 basis points to 23.8% from 23.1% in 2021. The increase in Segment Adjusted EBITDA was primarily due to higher pricing of $56.4 million or 26.7%, higher organic sales volume of $29.7 million or 14.0%, and acquisitions of $2.8 million or 1.3%, partially offset by unfavorable cost inflation and product mix of $42.0 million or 19.9%, higher selling and administrative costs of $6.1 million or 2.9% and unfavorable impact of foreign currencies of $4.5 million or 2.1%.
Precision and Science Technologies Segment Results

	For the Three Month Period Ended March 31,		Percent Change
	2022	2021	2022 vs. 2021
Segment Revenues	$297.4	$215.7	37.9%
Segment Adjusted EBITDA	$85.1	$67.2	26.6%
Segment Margin	28.6%	31.2%	(260)	bps
Segment Revenues for the three month period ended March 31, 2022 were $297.4 million, an increase of $81.7 million, or 37.9%, compared to $215.7 million in the same three month period in 2021. The increase in Segment Revenues was primarily due to acquisitions of $64.0 million or 29.7%, higher organic volume of $14.8 million or 6.9%, higher pricing of $10.0 million or 4.6%, partially offset by unfavorable impact of foreign currencies of $7.1 million or 3.3%. The percentage of Segment Revenues derived from aftermarket parts and service was 19.6% in the three month period ended March 31, 2022 compared to 17.2% in the same three month period in 2021.
Segment Adjusted EBITDA for the three month period ended March 31, 2022 was $85.1 million, an increase of $17.9 million, or 26.6%, from $67.2 million in the same three month period in 2021. Segment Adjusted EBITDA Margin decreased 260 basis points to 28.6% from 31.2% in 2021. The increase in Segment Adjusted EBITDA was primarily due to acquisitions of $15.4 million or 22.9%, higher pricing of $10.0 million or 14.9%, and higher organic sales volume of $6.8 million or 10.1%, partially offset by unfavorable cost inflation and product mix of $10.2 million or 15.2%, unfavorable impact of foreign currencies of $2.1 million or 3.1% and higher selling and administrative costs of $1.4 million or 2.1%.
Orders
Industrial Technologies and Services Segment
The mission-critical nature of our Industrial Technologies and Services segment products across manufacturing processes drives a demand environment and outlook that are correlated with global and regional industrial production, capacity utilization and long-term GDP growth. In the first quarter of 2022, we had $1,292.8 million of orders in our Industrial Technologies and Services segment, an increase of 24.0% over the first quarter of 2021.
Precision and Science Technologies Segment
During 2021 and into 2022, the Precision and Science Technologies segment has seen increased demand for our products, particularly related to life science and specialty applications. In the first quarter of 2022, we had $337.1 million of orders in our Precision and Science Technologies segment, an increase of 30.6% over the first quarter of 2021.

Table of Content
Results of Discontinued Operations
Results of Discontinued Operations - SVT
The components of Income (Loss) from Discontinued Operations attributable to SVT are summarized below:

	For the Three Month Period Ended March 31,
	2022	2021
Revenues	$4.0	$240.3
Cost of sales	3.9	177.0
Gross profit	0.1	63.3
Selling and administrative expenses	0.1	18.4
Amortization of intangible assets	—	9.5
Other operating expense, net	0.2	7.0
Income (loss) before income taxes	(0.2)	28.4
Provision for income taxes	—	6.9
Income (Loss) from Discontinued Operations	$(0.2)	$21.5
The change in income (loss) from discontinued operations for the three month period ended March 31, 2022 compared to the same three month period in 2021 is primarily due to the substantial completion of the sale of SVT on June 1, 2021. The remaining activities predominantly relate to SVT operations in one non-U.S. subsidiary. The sale of these SVT assets was subject to delayed closing terms due to local regulatory and administrative requirements. This sale is expected to be completed in the second quarter of 2022.
Results of Discontinued Operations - HPS
The components of Loss from Discontinued Operations attributable to HPS are summarized below:

	For the Three Month Period Ended March 31,
	2022	2021
Revenues	$—	$62.4
Cost of sales	—	50.5
Gross profit	—	11.9
Selling and administrative expenses	—	4.3
Amortization of intangible assets	—	2.4
Loss on disposal group	—	203.3
Other operating expense, net	1.6	8.1
Loss before income taxes	(1.6)	(206.2)
Benefit for income taxes	(0.4)	(4.5)
Loss from Discontinued Operations	$(1.2)	$(201.7)
The change in results from discontinued operations for the three month period ended March 31, 2022 compared to the same three month period in 2021 is primarily due to the substantial completion of the sale of HPS on April 1, 2021. The remaining activities mainly represent expenses incurred to finalize separation and fulfill transition services.
Liquidity and Capital Resources
Our investment resources include cash on hand, cash generated from operations and borrowings under our Revolving Credit Facility. We also have the ability to seek additional secured and unsecured borrowings, subject to Credit Agreement restrictions.
As of March 31, 2022, we had $5.7 million of outstanding letters of credit written against the Revolving Credit Facility and $1,094.3 million of unused availability.

Table of Content
See the description of these line-of-credit resources in Note 11 “Debt” to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended December 31, 2021 and Note 9 “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
As of March 31, 2022, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.
Liquidity
A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$1,990.2	$2,109.6

Short-term borrowings and current maturities of long-term debt	$40.1	$38.8
Long-term debt	3,375.6	3,401.8
Total debt	$3,415.7	$3,440.6
We can increase the borrowing availability under the Senior Secured Credit Facilities by up to $1,600.0 million in the form of additional commitments under the Revolving Credit Facility and/or incremental term loans plus an additional amount so long as we do not exceed a specified senior secured leverage ratio. We can incur additional secured indebtedness under the term loan facilities if certain specified conditions are met under the credit agreement governing the Senior Secured Credit Facilities. Our liquidity requirements are significant primarily due to debt service requirements. See Note 11 “Debt” to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended December 31, 2021 and Note 9 “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.
Our principal sources of liquidity have been existing cash and cash equivalents, cash generated from operations and borrowings under the Senior Secured Credit Facilities. Our principal uses of cash will be to provide working capital, meet debt service requirements, fund capital expenditures, dividend payments, and finance strategic plans, including possible acquisitions. We may also seek to finance capital expenditures under capital leases or other debt arrangements that provide liquidity or favorable borrowing terms. We continue to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, we may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings. As market conditions warrant, we may from time to time, seek to repay loans that we have borrowed, including the borrowings under the Senior Secured Credit Facilities. Based on our current level of operations and available cash, we believe our cash flow from operations, together with availability under the Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements for the foreseeable future. Our business may not generate sufficient cash flows from operations or future borrowings may not be available to us under our Revolving Credit Facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Our ability to do so depends on, among other factors, prevailing economic conditions, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change in control, we could be required to repay or refinance our indebtedness. We may not be able to refinance any of our indebtedness, including the Senior Secured Credit Facilities, on commercially reasonable terms or at all. Any future acquisitions, joint ventures, or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms or at all.
We may from time to time repurchase shares of our common stock in the open market at prevailing market prices (including through a Rule 10b5-1 plan), in privately negotiated transactions, a combination thereof or through other transactions. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of our stock, general market and economic conditions, our liquidity requirements, applicable legal requirement and other business considerations.
A substantial portion of our cash is in jurisdictions outside the United States. We do not assert ASC 740-30 (formerly APB 23) indefinite reinvestment of our historical non-U.S. earnings or future non-U.S. earnings. The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States. Our deferred income tax liability as of March 31, 2022 was $65.6 million which primarily consisted of withholding taxes.

Table of Content
Working Capital

	March 31, 2022	December 31, 2021
Net Working Capital:
Current assets of continuing operations:
Current assets	$4,186.0	$4,114.9
Less: Assets of discontinued operations	9.5	15.6
Current assets of continuing operations	4,176.5	4,099.3
Current liabilities of continuing operations:
Current liabilities	1,453.6	1,467.7
Less: Liabilities of discontinued operations	10.0	17.1
Current liabilities of continuing operations	1,443.6	1,450.6
Net working capital of continuing operations	$2,732.9	$2,648.7

Operating Working Capital:
Accounts receivable and contract assets	$1,080.8	$1,009.4
Plus: Inventories (excluding LIFO)	979.3	878.6
Less: Accounts payable	701.4	670.5
Less: Contract liabilities (current)	265.2	242.1
Operating working capital	$1,093.5	$975.4
Net working capital of continuing operations increased $84.2 million to $2,732.9 million as of March 31, 2022 from $2,648.7 million as of December 31, 2021. Operating working capital increased $118.1 million to $1,093.5 million as of March 31, 2022 from $975.4 million as of December 31, 2021. The increase in operating working capital is primarily due to higher inventories, accounts receivable and contract assets, partially offset by higher contract liabilities and accounts payable.
The increase in accounts receivable was primarily due to seasonal changes in collection timing. The increase in contract assets was primarily due to the timing of revenue recognition and billing on our overtime contracts. The increase in inventories was primarily due to additions to inventory in anticipation of increased demand for certain products. The increase in accounts payable was primarily due to the timing of vendor cash disbursements. The increase in contract liabilities was primarily due to the timing of customer milestone payments for in-process engineered to order contracts.
Cash Flows
The following table reflects the major categories of cash flows for the three month periods ended March 31, 2022 and 2021, respectively.

	For the Three Month Period Ended March 31,
	2022	2021
Cash flows provided by (used in) continuing operations:
Cash flows provided by operating activities	$50.1	$87.5
Cash flows used in investing activities	(48.2)	(207.2)
Cash flows used in financing activities	(116.1)	(7.8)
Net cash provided by (used in) discontinued operations	(4.1)	33.8
Free cash flow(1)	32.2	73.2
(1)See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the nearest GAAP measure.
Operating Activities
Cash provided by operating activities decreased $37.4 million to $50.1 million for the three month period ended March 31, 2022 from $87.5 million in the same three month period in 2021. This decrease is attributable to an increase in inventories and accounts receivable, partially offset by an increase in accounts payable and an increase in income from continuing operations.

Table of Content
Investing Activities
Cash used in investing activities included capital expenditures of $17.9 million and $14.3 million for the three month periods ended March 31, 2022 and 2021, respectively. Net cash paid in a business combination was $30.3 million and $202.5 million in the three month periods ended March 31, 2022 and 2021, respectively.
Financing Activities
Cash used in financing activities of $116.1 million for the three month period ended March 31, 2022 primarily reflected purchases of treasury stock of $101.1 million, repayments of long term debt of $9.6 million, and cash dividends on common stock of $8.2 million, partially offset by proceeds from stock option exercises of $4.6 million.
Cash used in financing activities of $7.8 million for the three month period ended March 31, 2021 primarily reflected repayments of long-term debt of $9.9 million and purchases of treasury stock of $3.0 million, partially offset by proceeds from stock option exercises of $5.1 million.
Discontinued Operations
Cash provided by (used in) discontinued operations decreased $37.9 million to $(4.1) million for the three month period ended March 31, 2022 from $33.8 million in the same three month period in 2021, primarily due to the sales being substantially completed in the second quarter of 2021. Cash used in discontinued operations for the three month period ended March 31, 2022 related primarily to separation related expenses.
Free Cash Flow
Free cash flow decreased $41.0 million to $32.2 million in the three month period ended March 31, 2022 from $73.2 million in the same three month period in 2021 due to decreased cash provided by operating activities and higher capital expenditures.
Critical Accounting Estimates
Management has evaluated the accounting estimates used in the preparation of the Company’s condensed consolidated financial statements and related notes and believe those estimates to be reasonable and appropriate. Certain of these accounting estimates require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the section “Critical Accounting Estimates” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1 “Summary of Significant Accounting Policies” of “Item 8. Financial Statements and Supplementary Data” included in our annual report on Form 10-K for the fiscal year ended December 31, 2021.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 16 “Contingencies” to the condensed consolidated financial statements included elsewhere in this Form 10-Q. We believe that as of March 31, 2022, there have been no material changes to the environmental matters disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2021.
Recent Accounting Pronouncements
The information set forth in Note 1 “Basis of Presentation and Recent Accounting Pronouncements” to our condensed consolidated financial statements under Part 1, Item 1 “Financial Statements” under the heading “Recently Issued Accounting Pronouncements” is incorporated herein by reference.

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
As of March 31, 2022, there have been no material changes to our market risk assessment previously disclosed in the annual report on Form 10-K for the fiscal year ended December 31, 2021.

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
ITEM 1A.    RISK FACTORS
Except as set forth below, as of March 31, 2022, there have been no material changes to our risk factors included in our annual report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”).
In light of escalating geopolitical tensions occurring subsequent to the filing of our Annual Report, we are supplementing the risk factors discussed in our Annual Report by expanding the following risk factor to emphasize our material cash balances in China. The update to the risk factor below should be read in conjunction with the other risk factors contained in our Annual Report.
More than half of our sales and operations are in non-U.S. jurisdictions and we are subject to the economic, political, regulatory and other risks of international operations.
For the year ended December 31, 2021, approximately 61% of our revenues were from customers in countries outside of the United States. We have manufacturing facilities in Germany, the United Kingdom, China, Italy, India and other countries. We intend to continue to expand our international operations to the extent that suitable opportunities become available. Non-U.S. operations and United States export sales could be adversely affected as a result of: political or economic instability in certain countries; differences in foreign laws, including increased difficulties in protecting intellectual property and uncertainty in enforcement of contract rights; credit risks; currency fluctuations, in particular, changes in currency exchange rates between the U.S. dollar, Euro, British Pound and the Chinese Renminbi; exchange controls; changes in and uncertainties with respect to tariffs and import/export trade restrictions (including changes in United States trade policy toward other countries, such as the imposition of tariffs and the resulting consequences), as well as other changes in political policy in the United States, China, the U.K. and certain European countries (including the impacts of the U.K.’s national referendum resulting in the U.K.’s withdrawal from the European Union); royalty and tax increases; nationalization of private enterprises, especially in China where we hold material cash balances; civil unrest and protests, strikes, acts of terrorism, war or other armed conflict; shipping products during times of crisis or war; and other factors inherent in foreign operations.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Purchases
The following table contains detail related to the repurchase of our common stock based on the date of trade during the three month period ended March 31, 2022.

2022 First Quarter Months	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January 1, 2022 - January 31, 2022	—	$—	—	$750,000,000
February 1, 2022 - February 28, 2022	82,658	$51.51	52,696	$747,325,039
March 1, 2022 - March 31, 2022	2,025,137	$47.83	1,988,745	$652,196,713
(1)Includes shares of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of certain restricted stock units, comprised of 29,962 shares in the period from February 1, 2022 to February 28, 2022 and 36,392 shares in the period from March 1, 2022 to March 31, 2022.
(2)The average price paid per share includes brokerage commissions.
(3)On August 24, 2021, our Board of Directors approved a share repurchase program which authorized the repurchase of up to $750.0 million of the Company's outstanding common stock.

Table of Content
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

10.1	Amendment No. 8 to Credit Agreement, dated as of April 1, 2022, by and among Gardner Denver, Inc., as U.S. Borrower, and Citibank, N.A. as Administrative Agent and Collateral Agent.
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Scheme Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2022	INGERSOLL RAND INC.

	By:	/s/ Michael J. Scheske
Name: Michael J. Scheske
Vice President and Corporate Controller (Principal Accounting Officer)