Form 10-Q
period 2022-09-30
Ingersoll Rand Inc.
filed 2022-11-04
CIK 1699150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The registrant had outstanding 404,925,743 shares of Common Stock, par value $0.01 per share, as of October 28, 2022.

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
•We may not realize all of the expected benefits of the acquisition of and merger with the Industrial business of Ingersoll-Rand plc (“Ingersoll Rand Industrial”).
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
•The timing, number, manner and value of any shares repurchased pursuant to our share repurchase program will depend on several factors.
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

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2022	2021	2022	2021
Revenues	$1,515.7	$1,325.0	$4,292.6	$3,733.6
Cost of sales	940.4	810.7	2,621.4	2,254.5
Gross Profit	575.3	514.3	1,671.2	1,479.1
Selling and administrative expenses	278.7	252.6	819.8	772.1
Amortization of intangible assets	93.8	80.3	263.6	244.8
Other operating expense, net	12.8	17.5	43.4	36.9
Operating Income	190.0	163.9	544.4	425.3
Interest expense	26.6	22.5	68.8	68.3
Loss on extinguishment of debt	—	9.0	1.1	9.0
Other income, net	(9.8)	(3.5)	(21.8)	(40.1)
Income from Continuing Operations Before Income Taxes	173.2	135.9	496.3	388.1
Provision for income taxes	30.3	2.7	104.6	25.8
Income (loss) on equity method investments	2.6	(2.2)	(2.5)	(2.9)
Income from Continuing Operations	145.5	131.0	389.2	359.4
Income (loss) from discontinued operations, net of tax	0.5	(4.2)	0.6	(88.1)
Net Income	146.0	126.8	389.8	271.3
Less: Net income attributable to noncontrolling interests	0.9	0.8	2.5	1.8
Net Income Attributable to Ingersoll Rand Inc.	$145.1	$126.0	$387.3	$269.5

Amounts attributable to Ingersoll Rand Inc. common stockholders:
Income from continuing operations, net of tax	$144.6	$130.2	$386.7	$357.6
Income (loss) from discontinued operations, net of tax	0.5	(4.2)	0.6	(88.1)
Net income attributable to Ingersoll Rand Inc.	$145.1	$126.0	$387.3	$269.5

Basic earnings (loss) per share of common stock:
Earnings from continuing operations	$0.36	$0.32	$0.95	$0.86
Loss from discontinued operations	—	(0.01)	—	(0.21)
Net earnings	0.36	0.31	0.96	0.65

Diluted earnings (loss) per share of common stock:
Earnings from continuing operations	$0.35	$0.31	$0.94	$0.84
Loss from discontinued operations	—	(0.01)	—	(0.21)
Net earnings	0.36	0.30	0.94	0.64
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2022	2021	2022	2021
Comprehensive Income (Loss) Attributable to Ingersoll Rand Inc.
Net income attributable to Ingersoll Rand Inc.	$145.1	$126.0	$387.3	$269.5
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net	(207.9)	(47.6)	(448.8)	(98.3)
Unrecognized gain on cash flow hedges	19.6	—	14.2	—
Pension and other postretirement prior service cost and gain (loss), net	5.3	1.8	2.2	4.3
Total other comprehensive loss, net of tax	(183.0)	(45.8)	(432.4)	(94.0)
Comprehensive income (loss) attributable to Ingersoll Rand Inc.	$(37.9)	$80.2	$(45.1)	$175.5
Comprehensive Income (Loss) Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$0.9	$0.8	$2.5	$1.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	(1.9)	0.2	(6.1)	(2.1)
Total other comprehensive income (loss), net of tax	(1.9)	0.2	(6.1)	(2.1)
Comprehensive income (loss) attributable to noncontrolling interests	(1.0)	1.0	(3.6)	(0.3)
Total Comprehensive Income (Loss)	$(38.9)	$81.2	$(48.7)	$175.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,459.5	$2,109.6
Accounts receivable, net of allowance for credit losses of $47.8 and $42.3, respectively	1,032.3	948.6
Inventories	1,012.5	854.2
Other current assets	240.5	186.9
Assets of discontinued operations	—	15.6
Total current assets	3,744.8	4,114.9
Property, plant and equipment, net of accumulated depreciation of $386.9 and $357.7, respectively	587.7	648.6
Goodwill	5,789.0	5,981.6
Other intangible assets, net	3,533.6	3,912.7
Deferred tax assets	17.2	28.0
Other assets	553.3	468.7
Total assets	$14,225.6	$15,154.5
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$32.8	$38.8
Accounts payable	698.9	670.5
Accrued liabilities	791.3	741.3
Liabilities of discontinued operations	—	17.1
Total current liabilities	1,523.0	1,467.7
Long-term debt, less current maturities	2,720.1	3,401.8
Pensions and other postretirement benefits	178.1	195.1
Deferred income taxes	673.2	708.6
Other liabilities	316.2	310.1
Total liabilities	$5,410.6	$6,083.3
Commitments and contingencies (Note 16)	—	—
Stockholders’ equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 426,112,396 and 423,785,571 shares issued as of September 30, 2022 and December 31, 2021, respectively	4.3	4.3
Capital in excess of par value	9,462.7	9,408.6
Retained earnings	741.6	378.6
Accumulated other comprehensive loss	(474.0)	(41.6)
Treasury stock at cost; 21,190,495 and 16,000,364 shares as of September 30, 2022 and December 31, 2021, respectively	(983.7)	(748.4)
Total Ingersoll Rand Inc. stockholders’ equity	$8,750.9	$9,001.5
Noncontrolling interests	64.1	69.7
Total stockholders’ equity	$8,815.0	$9,071.2
Total liabilities and stockholders’ equity	$14,225.6	$15,154.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Month Period Ended September 30, 2022
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	424.6	$4.3	$9,456.9	$604.6	$(291.0)	$(997.9)	$8,776.9	$67.1	$8,844.0
Net income	—	—	—	145.1	—	—	145.1	0.9	146.0
Dividends declared	—	—	—	(8.1)	—	—	(8.1)	—	(8.1)
Issuance of common stock for stock-based compensation plans	1.5	—	5.4	—	—	—	5.4	—	5.4
Purchases of treasury stock	—	—	—	—	—	(4.1)	(4.1)	—	(4.1)
Issuance of treasury stock for stock-based compensation plans	—	—	(17.5)	—	—	18.3	0.8	—	0.8
Stock-based compensation	—	—	17.9	—	—	—	17.9	—	17.9
Other comprehensive loss, net of tax	—	—	—	—	(183.0)	—	(183.0)	(1.9)	(184.9)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(2.0)	(2.0)
Balance at end of period	426.1	$4.3	$9,462.7	$741.6	$(474.0)	$(983.7)	$8,750.9	$64.1	$8,815.0

	Three Month Period Ended September 30, 2021
	Common Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	421.5	$4.2	$9,376.0	$(32.2)	$(35.5)	$(34.6)	$9,277.9	$68.5	$9,346.4
Net income	—	—	—	126.0	—	—	126.0	0.8	126.8
Issuance of common stock for stock-based compensation plans	2.0	—	6.7	—	—	—	6.7	—	6.7
Purchases of treasury stock	—	—	—	—	—	(733.3)	(733.3)	—	(733.3)
Issuance of treasury stock for stock-based compensation plans	—	—	(18.3)	—	—	18.3	—	—	—
Stock-based compensation	—	—	22.1	—	—	—	22.1	—	22.1
Other comprehensive income (loss), net of tax	—	—	—	—	(45.8)	—	(45.8)	0.2	(45.6)
Divestiture of foreign subsidiaries	—	—	—	—	—	—	—	—	—
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at end of period	423.5	$4.2	$9,386.5	$93.8	$(81.3)	$(749.6)	$8,653.6	$69.2	$8,722.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(Unaudited; in millions)

	Nine Month Period Ended September 30, 2022
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	423.8	$4.3	$9,408.6	$378.6	$(41.6)	$(748.4)	$9,001.5	$69.7	$9,071.2
Net income	—	—	—	387.3	—	—	387.3	2.5	389.8
Dividends declared	—	—	—	(24.3)	—	—	(24.3)	—	(24.3)
Issuance of common stock for stock-based compensation plans	2.3	—	13.3	—	—	—	13.3	—	13.3
Purchases of treasury stock	—	—	—	—	—	(257.8)	(257.8)	—	(257.8)
Issuance of treasury stock for stock-based compensation plans	—	—	(20.7)	—	—	22.5	1.8	—	1.8
Stock-based compensation	—	—	61.5	—	—	—	61.5	—	61.5
Other comprehensive loss, net of tax	—	—	—	—	(432.4)	—	(432.4)	(6.1)	(438.5)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(2.0)	(2.0)
Balance at end of period	426.1	$4.3	$9,462.7	$741.6	$(474.0)	$(983.7)	$8,750.9	$64.1	$8,815.0

	Nine Month Period Ended September 30, 2021
	Common Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Ingersoll Rand Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	420.1	$4.2	$9,310.3	$(175.7)	$14.2	$(33.3)	$9,119.7	$69.8	$9,189.5
Net income	—	—	—	269.5	—	—	269.5	1.8	271.3
Issuance of common stock for stock-based compensation plans	3.4	—	19.0	—	—	—	19.0	—	19.0
Purchases of treasury stock	—	—	—	—	—	(736.5)	(736.5)	—	(736.5)
Issuance of treasury stock for stock-based compensation plans	—	—	(19.4)	—	—	20.2	0.8	—	0.8
Stock-based compensation	—	—	76.6	—	—	—	76.6	—	76.6
Other comprehensive loss, net of tax	—	—	—	—	(94.0)	—	(94.0)	(2.1)	(96.1)
Divestiture of foreign subsidiaries	—	—	—	—	(1.5)	—	(1.5)	—	(1.5)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at end of period	423.5	$4.2	$9,386.5	$93.8	$(81.3)	$(749.6)	$8,653.6	$69.2	$8,722.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	For the Nine Month Period Ended September 30,
	2022	2021
Cash Flows From Operating Activities From Continuing Operations:
Net income	$389.8	$271.3
Income (loss) from discontinued operations, net of tax	0.6	(88.1)
Income from continuing operations	389.2	359.4
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Amortization of intangible assets	263.6	244.8
Depreciation	64.4	65.5
Non-cash restructuring charges	6.0	—
Stock-based compensation expense	62.3	65.0
Income (loss) on equity method investments	2.5	2.9
Foreign currency transaction gains, net	(12.3)	(13.6)
Non-cash adjustments to carrying value of LIFO inventories	33.0	—
Other non-cash adjustments	3.1	8.6
Changes in assets and liabilities:
Receivables	(160.1)	(43.8)
Inventories	(260.2)	(126.6)
Accounts payable	76.4	83.7
Accrued liabilities	90.2	(129.2)
Other assets and liabilities, net	(47.5)	(135.8)
Net cash provided by operating activities from continuing operations	510.6	380.9
Cash Flows From Investing Activities From Continuing Operations:
Capital expenditures	(61.1)	(41.2)
Net cash paid in business combinations	(62.5)	(809.3)
Disposals of property, plant and equipment	—	9.5
Other investing	4.1	—
Net cash used in investing activities from continuing operations	(119.5)	(841.0)
Cash Flows From Financing Activities From Continuing Operations:
Principal payments on long-term debt	(647.1)	(425.7)
Purchases of treasury stock	(257.8)	(736.5)
Cash dividends on common shares	(24.3)	—
Proceeds from stock option exercises	14.7	20.0
Payments of interest rate cap premiums	(13.4)	—
Payments of deferred and contingent acquisition consideration	(4.1)	—
Other financing	(2.8)	—
Net cash used in financing activities from continuing operations	(934.8)	(1,142.2)
Cash Flows From Discontinued Operations:
Net cash used in operating activities	(5.0)	(0.6)
Net cash provided by investing activities	4.4	1,902.5
Net cash provided by (used in) discontinued operations	(0.6)	1,901.9
Effect of exchange rate changes on cash and cash equivalents	(105.8)	(17.5)
Net increase (decrease) in cash and cash equivalents	(650.1)	282.1
Cash and cash equivalents, beginning of period	2,109.6	1,750.9
Cash and cash equivalents, end of period	$1,459.5	$2,033.0
Supplemental Cash Flow Information
Cash paid for income taxes	$117.1	$381.4
Cash paid for interest	64.2	62.5
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
The results of operations for the three month period ended September 30, 2022 are not necessarily indicative of future results. The novel Coronavirus (“COVID-19”) pandemic and related supply chain constraints could impact the global economy. The Company’s operating results will be subject to fluctuations based on general economic conditions, and the extent to which COVID-19 may ultimately impact its business will depend on future developments.
Recently Adopted Accounting Standard Updates (“ASU”)
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provided optional expedients and exceptions for a limited time to ease the potential burden of accounting for reference rate reform on financial reporting. This guidance applies to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates. The guidance is effective beginning on March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which explicitly clarifies which contracts, hedging relationships, and other transactions are within the scope of the optional expedients and exceptions allowed under Topic 848.
In April 2022, the Company and its lenders executed Amendment No. 8 to the Credit Agreement, the primary purpose of which was to change the reference rate for existing and new borrowings under the Credit Agreement by replacing LIBOR with the Secured Overnight Financing Rate (“SOFR”). We applied practical expedients provided in Topic 848 allowing for the changes in contractual terms to be accounted for prospectively. These modifications had no significant impact on our financial statements. Refer to Note 9 “Debt” for further information regarding the terms of the Credit Agreement. The Company will continue to assess whether other provisions of Topic 848 are applicable throughout the effective period.
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

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. The amendments in this update are effective for fiscal years beginning after December 15, 2022, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The adoption is not expected to have a material impact on our consolidated financial statements.

Note 2. Discontinued Operations
Discontinued operations consists of two formerly-owned businesses: Specialty Vehicle Technologies (“SVT” or “Club Car”) and High Pressure Solutions (“HPS”). The results of operations, financial positions and cash flows of these businesses are reported as discontinued operations for all periods presented in these condensed consolidated financial statements.
Specialty Vehicle Technologies
On April 9, 2021, the Company entered into an agreement to sell Club Car to private equity firm Platinum Equity Advisors, LLC (“Platinum Equity”) for $1.68 billion in cash. The sale was substantially completed on June 1, 2021 and concluded in the third quarter of 2022.
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
Financial information of discontinued operations
The results of operations attributable to discontinued operations are summarized below:

	Specialty Vehicle Technologies		High Pressure Solutions		Total
	For the Three Month Period Ended September 30,
	2022	2021	2022	2021	2022	2021
Revenues	$—	$4.4	$—	$2.6	$—	$7.0
Cost of sales	—	4.2	—	2.4	—	6.6
Gross Profit	—	0.2	—	0.2	—	0.4
Selling and administrative expenses	—	0.3	—	0.2	—	0.5
Amortization of intangible assets	—	—	—	—	—	—
(Gain) loss on disposal group	(2.8)	3.9	—	—	(2.8)	3.9
Other operating expense, net	2.1	1.8	0.1	1.8	2.2	3.6
Income (Loss) from Discontinued Operations Before Income Taxes	0.7	(5.8)	(0.1)	(1.8)	0.6	(7.6)
Provision (benefit) for income taxes	0.1	(1.5)	—	(1.9)	0.1	(3.4)
Income (Loss) from Discontinued Operations, Net of Tax	$0.6	$(4.3)	$(0.1)	$0.1	$0.5	$(4.2)

	Specialty Vehicle Technologies		High Pressure Solutions		Total
	For the Nine Month Period Ended September 30,
	2022	2021	2022	2021	2022	2021
Revenues	$6.6	$428.7	$—	$68.0	$6.6	$496.7
Cost of sales	6.5	319.1	—	56.8	6.5	375.9
Gross Profit	0.1	109.6	—	11.2	0.1	120.8
Selling and administrative expenses	0.1	35.6	—	5.1	0.1	40.7
Amortization of intangible assets	—	10.4	—	2.4	—	12.8
Loss (gain) on sale	(2.8)	(252.8)	—	211.7	(2.8)	(41.1)
Other operating expense, net	0.4	18.0	1.6	17.3	2.0	35.3
Income (Loss) from Discontinued Operations Before Income Taxes	2.4	298.4	(1.6)	(225.3)	0.8	73.1
Provision (benefit) for income taxes	0.5	168.2	(0.3)	(7.0)	0.2	161.2
Income (Loss) from Discontinued Operations, Net of Tax	$1.9	$130.2	$(1.3)	$(218.3)	$0.6	$(88.1)
The carrying amount of assets and liabilities attributable to discontinued operations are shown in the table below. There were no assets or liabilities of discontinued operations as of September 30, 2022.

December 31, 2021
Cash and cash equivalents	$6.2
Accounts receivable, net	2.5
Inventories	5.6
Other current assets	0.1
Property, plant and equipment, net	1.2
Total assets of discontinued operations	$15.6

Accounts payable	$2.2
Accrued liabilities	14.9
Total liabilities of discontinued operations	$17.1
The significant non-cash operating items and capital expenditures reflected in cash flows of discontinued operations for the nine month periods ended September 30, 2022 and 2021 include the following:

	Specialty Vehicle Technologies		High Pressure Solutions		Total
	For the Nine Month Period Ended September 30,
	2022	2021	2022	2021	2022	2021
Loss (gain) on sale	$(2.8)	$(252.8)	$—	$211.7	$(2.8)	$(41.1)
Depreciation and amortization	—	14.8	—	4.0	—	18.8
Stock-based compensation expense	—	8.2	—	2.7	—	10.9
Capital expenditures	—	1.6	—	0.3	—	1.9
Note 3. Business Combinations
Acquisitions in 2022
During the first quarter of 2022, the Company acquired Houdstermaatschappij Jorc B.V. (“Jorc”), a manufacturer of condensate management products, for cash consideration of $30.1 million. The Company also acquired two sales and services businesses in

Europe for aggregate cash consideration of $7.4 million. All three businesses have been reported in the Industrial Technologies and Services segment from the date of acquisition.
During the third quarter of 2022, the Company acquired Westwood Technical Limited (“Westwood Technical”), a control and instrumentation specialist based in the United Kingdom with unique Industrial Internet of Things (IIoT) capabilities, for cash consideration of $8.1 million and contingent consideration of up to $9.3 million. The Company also acquired Holtec Gas Systems LLC (“Holtec”), an internationally recognized nitrogen generator manufacturer, for cash consideration of $12.6 million. Lastly, the Company acquired Hydro Prokav Pumps (India) Private Limited (“Hydro Prokav”), for cash consideration of $14.0 million. Westwood Technical and Hydro Prokav have been reported in the Precision and Science Technologies segment from the date of acquisition, while Holtec has been reported in the Industrial Technologies and Services segment. Only the goodwill resulting from the Holtec acquisition is expected to be deductible for tax purposes.
The following table summarizes the allocation of consideration for all businesses acquired in 2022 to the fair values of identifiable assets acquired and liabilities assumed at the acquisition dates. Initial accounting for all 2022 acquisitions is substantially complete.

Total
Accounts receivable	$3.9
Inventories	8.2
Other current assets	0.7
Property, plant and equipment	4.2
Goodwill	65.2
Other intangible assets	7.4
Other assets	0.3
Total current liabilities	(8.3)
Deferred tax liabilities	(0.1)
Total consideration	$81.5
The aggregate revenue and operating income included in the condensed consolidated financial statements for these acquisitions subsequent to the dates of acquisition was $6.8 million and $1.0 million for the three month period ended September 30, 2022, respectively, and $15.9 million and $3.0 million for the nine month period then ended, respectively. The operating income of these acquired businesses includes the effects of acquisition-related accounting adjustments such as amortization of intangible assets and fair value adjustments to acquired inventory.
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
On July 30, 2021, the Company acquired Maximus Solutions for cash consideration of $111.0 million, net of cash acquired. The business is a provider of digital controls and IIoT production management systems for the agritech software and controls market. The results of this business are reported within the Precision and Science Technologies segment from the date of acquisition. The goodwill recognized is attributable to synergies expected from combining Maximus’s significant expertise in digital controls and IIoT systems with other brands and channels in the Precision and Science Technologies segment and from anticipated growth from existing and new customers. None of the goodwill resulting from this acquisition is expected to be deductible for tax purposes.
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
On December 1, 2021, the Company acquired the assets of Tuthill Corporation’s Pump Group for cash consideration of $84.8 million. The business is a market leader in gear and piston pump solutions. The acquisition is intended to complement existing brands and technologies in the Precision and Science Technologies segment and further penetrate high growth end markets, including life and sciences, food and beverage, medical and water and wastewater treatment. The goodwill arising from the acquisition is attributable to revenue growth and cost savings opportunities and to the assembled workforce. The majority of the goodwill resulting from this acquisition is expected to be deductible for tax purposes.
Also during 2021, the Company acquired several sales and service businesses in the Industrial Technologies and Services segment and a pump technology business and sales and service business in the Precision and Science Technologies segment. The aggregate consideration for these acquisitions was $44.6 million.
The following table summarizes the allocation of consideration to the fair values of identifiable assets acquired and liabilities assumed at the acquisition dates. Initial accounting for the acquisitions of M-D Pneumatics and Kinney Vacuum Pumps, Seepex and Maximus Solutions is complete. Initial accounting for other 2021 acquisitions is substantially complete. The remaining measurement period adjustments are not expected to be significant and will be completed in the fourth quarter of 2022.

	Seepex	M-D Pneumatics and Kinney Vacuum Pumps	Maximus Solutions	All Others
Accounts receivable	$24.9	$4.8	$4.3	9.4
Inventories	42.4	3.8	2.9	10.4
Other current assets	1.9	0.2	0.2	0.3
Property, plant and equipment	40.6	16.2	2.1	15.0
Goodwill	249.0	81.5	75.9	78.9
Other intangible assets	239.2	82.5	39.5	95.9
Other assets	1.4	—	—	—
Total current liabilities	(35.1)	(3.5)	(2.4)	(4.1)
Deferred tax liabilities	(75.6)	—	(11.3)	(4.2)
Other noncurrent liabilities	(6.6)	(1.5)	(0.2)	(1.1)
Total consideration	$482.1	$184.0	$111.0	200.5
The revenues included in the condensed consolidated financial statements for these acquisitions subsequent to their date of acquisition was $94.7 million and $38.0 million for the three month periods ended September 30, 2022 and 2021, respectively, and $266.4 million and $69.5 million for the nine month periods then ended, respectively. The operating income included in the condensed consolidated financial statements for these acquisitions subsequent to their date of acquisition was $9.3 million and $4.3 million for the three month periods ended September 30, 2022 and 2021, respectively, and $20.1 million and $8.3 million for the nine month periods then ended, respectively. The operating income of these acquired businesses include the effects of acquisition-related accounting adjustments such as amortization of intangible assets and fair value adjustments to acquired inventory.
Note 4. Restructuring
Restructuring Program 2020 to 2022
Subsequent to the acquisition of and merger with the Industrial business of Ingersoll-Rand plc (“Ingersoll Rand Industrial”) in the first quarter of 2020 (the “Merger”), the Company announced a restructuring program (“2020 Plan”) to create efficiencies and synergies, reduce the number of facilities and optimize operating margin within the merged Company. Through September 30, 2022, we have recognized cumulative expense related to the 2020 Plan of $124.5 million, comprised of $96.7 million, $16.3 million and $11.5 million for Industrial Technologies and Services, Precision and Science Technologies and Corporate,

respectively. The Company expects total expense for workforce restructuring, facility consolidation and other exit and disposal activities under the 2020 Plan to be approximately $123 million to $138 million.
For the three and nine month periods ended September 30, 2022 and 2021, “Restructuring charges, net” were recognized within “Other operating expense, net” in the Condensed Consolidated Statement of Operations and consisted of the following.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2022	2021	2022	2021
Industrial Technologies and Services	$5.7	$1.0	$18.0	$5.2
Precision and Science Technologies	1.3	—	9.4	0.1
Corporate	(0.3)	0.1	0.7	5.0
Restructuring charges, net	$6.7	$1.1	$28.1	$10.3
The following table summarizes the activity associated with the Company’s restructuring programs for the three and nine month periods ended September 30, 2022 and 2021.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$18.0	$14.7	$12.3	$17.5
Charged to expense - termination benefits	4.1	0.2	16.6	8.8
Charged to expense - other (1)	1.4	0.9	5.5	1.5
Payments	(3.9)	(3.0)	(12.1)	(14.8)
Currency translation adjustment and other	(1.9)	(0.2)	(4.6)	(0.4)
Balance at end of period	$17.7	$12.6	$17.7	$12.6
(1)Excludes $1.2 million and $6.0 million of non-cash charges that impacted restructuring expense but not the restructuring liabilities during the three and nine month periods ended September 30, 2022, respectively.
Note 5. Inventories
Inventories as of September 30, 2022 and December 31, 2021 consisted of the following.

	September 30, 2022	December 31, 2021
Raw materials, including parts and subassemblies	$623.7	$506.6
Work-in-process	104.5	88.6
Finished goods	341.7	283.4
	1,069.9	878.6
LIFO reserve	(57.4)	(24.4)
Inventories	$1,012.5	$854.2

Note 6. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill attributable to each reportable segment for the nine month period ended September 30, 2022 is presented in the table below.

	Industrial Technologies and Services	Precision and Science Technologies	Total
Balance at beginning of period	$4,177.3	$1,804.3	$5,981.6
Acquisitions	36.3	28.9	65.2
Foreign currency translation and other(1)	(181.8)	(76.0)	(257.8)
Balance at end of period	$4,031.8	$1,757.2	$5,789.0
(1)Includes measurement period adjustments.
As of both September 30, 2022 and December 31, 2021, goodwill included accumulated impairment losses of $220.6 million within the Industrial Technologies and Services segment.
Other Intangible Assets, Net
Other intangible assets as of September 30, 2022 and December 31, 2021 consisted of the following.

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer lists and relationships	$2,904.2	$(1,178.4)	$1,725.8	$3,055.0	$(1,048.3)	$2,006.7
Technology	343.7	(111.9)	231.8	356.4	(77.8)	278.6
Tradenames	43.2	(21.0)	22.2	47.8	(19.0)	28.8
Backlog	—	—	—	8.1	(5.1)	3.0
Other	111.0	(87.4)	23.6	107.1	(76.9)	30.2
Unamortized intangible assets
Tradenames	1,530.2	—	1,530.2	1,565.4	—	1,565.4
Total other intangible assets	$4,932.3	$(1,398.7)	$3,533.6	$5,139.8	$(1,227.1)	$3,912.7
Intangible Asset Impairment Considerations
As of September 30, 2022 and December 31, 2021, there were no indications that the carrying value of goodwill and other intangible assets may not be recoverable.
Note 7. Accrued Liabilities
Accrued liabilities as of September 30, 2022 and December 31, 2021 consisted of the following.

	September 30, 2022	December 31, 2021
Salaries, wages and related fringe benefits	$207.0	$232.1
Contract liabilities	299.7	242.1
Product warranty	42.8	42.5
Operating lease liabilities	38.5	34.9
Restructuring	17.7	12.3
Taxes	33.9	41.6
Other	151.7	135.8
Total accrued liabilities	$791.3	$741.3

A reconciliation of the changes in the accrued product warranty liability for the three and nine month periods ended September 30, 2022 and 2021 are as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$43.1	$42.0	$42.5	$41.1
Product warranty accruals	4.9	4.3	14.3	14.1
Acquired warranty	—	1.9	—	2.0
Settlements	(3.5)	(3.2)	(10.8)	(12.1)
Foreign currency translation and other	(1.7)	(0.5)	(3.2)	(0.6)
Balance at end of period	$42.8	$44.5	$42.8	$44.5
Note 8. Benefit Plans
Net Periodic Benefit Cost
The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and nine month periods ended September 30, 2022 and 2021.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	For the Three Month Period Ended September 30,
	2022	2021	2022	2021	2022	2021
Service cost	$1.1	$1.6	$0.8	$1.1	$—	$—
Interest cost	2.8	2.7	1.4	1.2	0.2	0.1
Expected return on plan assets	(3.3)	(3.0)	(2.8)	(3.1)	—	—
Recognition of:
Unrecognized prior service cost	—	—	—	—	0.1	(0.1)
Unrecognized net actuarial loss	—	—	0.1	1.2	—	0.1
	0.6	1.3	(0.5)	0.4	0.3	0.1
Gain on settlement	—	(0.8)	—	—	—	—
	$0.6	$0.5	$(0.5)	$0.4	$0.3	$0.1

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	For the Nine Month Period Ended September 30,
	2022	2021	2022	2021	2022	2021
Service cost	$3.2	$5.0	$2.5	$3.3	$—	$—
Interest cost	8.5	8.2	4.5	3.5	0.5	0.4
Expected return on plan assets	(9.8)	(9.2)	(9.0)	(9.2)	—	—
Recognition of:
Unrecognized prior service cost	—	—	0.1	0.1	0.1	(0.3)
Unrecognized net actuarial loss	—	—	0.2	3.7	—	0.1
	1.9	4.0	(1.7)	1.4	0.6	0.2
Gain on settlement	(0.9)	(0.8)	—	—	—	—
	$1.0	$3.2	$(1.7)	$1.4	$0.6	$0.2
The components of net periodic benefit cost other than the service cost component are included in “Other income, net” in the Condensed Consolidated Statements of Operations.

Note 9. Debt
Debt as of September 30, 2022 and December 31, 2021 is summarized as follows.

	September 30, 2022	December 31, 2021
Short-term borrowings	$0.5	$—
Long-term debt:
Dollar Term Loan B, due 2027(1)	1,851.0	1,865.0
Dollar Term Loan, due 2027(2)	903.7	910.5
Euro Term Loan(3)	—	670.7
Finance leases and other long-term debt	21.3	23.9
Unamortized debt issuance costs	(23.6)	(29.5)
Total long-term debt, net, including current maturities	2,752.4	3,440.6
Current maturities of long-term debt	32.3	38.8
Total long-term debt, net	$2,720.1	$3,401.8
(1)As of September 30, 2022, this amount is presented net of unamortized discounts of $1.5 million. As of September 30, 2022, the applicable interest rate was approximately 4.88% and the weighted-average interest rate was 2.80% for the nine month period ended September 30, 2022.
(2)As of September 30, 2022, this amount is presented net of unamortized discounts of $0.7 million. As of September 30, 2022, the applicable interest rate was approximately 4.88% and the weighted average interest rate was 2.80% for the nine month period ended September 30, 2022.
(3)The weighted average interest rate was 2.00% for the six month period prior to the loan repayment on June 30, 2022, as discussed below.
Senior Secured Credit Facilities
The Senior Secured Credit Facilities provided senior secured financing consisting of (i) a senior secured term loan facility denominated in U.S. dollars (as refinanced and otherwise modified from time to time prior to February 28, 2020, the “Original Dollar Term Loan”), (ii) a senior secured term loan facility denominated in U.S. dollars (entered into at the time of the Merger, the “Dollar Term Loan B”), (iii) a senior secured term loan facility denominated in Euros (as refinanced and otherwise modified from time to time prior to February 28, 2020, the “Euro Term Loan”) and (iv) a senior secured revolving credit facility (as refinanced and otherwise modified from time to time the “Revolving Credit Facility”). The Revolving Credit Facility is available to be drawn in U.S. dollars (“USD”), Euros (“EUR”), Great British Pounds (“GBP”) and other reasonably accepted foreign currencies, subject to certain sublimits for the foreign currencies.
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
As of September 30, 2022, the aggregate amount of commitments under the Revolving Credit Facility was $1,100.0 million and the capacity under the Revolving Credit Facility to issue letters of credit was $400.0 million. As of September 30, 2022, the Company had no outstanding borrowings under the Revolving Credit Facility, no outstanding letters of credit under the Revolving Credit Facility and unused availability under the Revolving Credit Facility of $1,100.0 million.
As of September 30, 2022, we were in compliance with all covenants of our Senior Secured Credit Facilities.

Note 10. Stock-Based Compensation Plans
The Company has outstanding stock-based compensation awards granted under the 2013 Stock Incentive Plan (“2013 Plan”) and the 2017 Omnibus Incentive Plan (as amended by the First Amendment, dated April 27, 2021, “2017 Plan”) as described in Note 18, “Stock-Based Compensation Plans” to the consolidated financial statements in its 2021 Form 10-K.
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
Stock-Based Compensation
Stock-based compensation expense for the nine month periods ended September 30, 2022 and 2021 are included in “Cost of sales” and “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations and are as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2022	2021	2022	2021
Stock-based compensation expense recognized in:
Continuing operations	$20.1	$21.9	$62.3	$65.0
Discontinued operations	—	—	—	10.9
Total stock-based compensation expense	$20.1	$21.9	$62.3	$75.9
Stock-Based Compensation - Continuing Operations
In the nine month period ended September 30, 2022, the $62.3 million of stock-based compensation expense included expense for equity awards granted under the 2013 and 2017 Plan of $63.6 million and a decrease in the liability for stock appreciation rights (“SAR”) of $1.3 million. Of the $63.6 million of expense for equity awards granted under the 2013 Plan and 2017 Plan, $33.1 million related to the $150 million equity grant to nearly 16,000 employees worldwide made in the third quarter of 2020 (“All-Employee Equity Grant”).
As of September 30, 2022, there was $123.4 million of total unrecognized compensation expense related to outstanding stock options, restricted stock unit awards and performance stock unit awards granted to employees and non-employee directors, as well as 500,000 conditional stock options awarded during the third quarter of 2022 to our Chairman and CEO in which the service date precedes the grant date, and will be granted upon achievement of certain performance targets. These 500,000 stock options have not been included in the Stock Option Awards section below since the grant date has not occurred.
Stock Option Awards
Stock options are granted to employees with an exercise price equal to the fair value of the Company’s per share common stock on the date of grant. Stock option awards typically vest over four or five years and expire ten years from the date of grant.
A summary of the Company’s stock option (including SARs) activity for the nine month period ended September 30, 2022 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Exercise Price (per share)
Stock options outstanding as of December 31, 2021	6,746	$21.76
Granted	741	53.05
Exercised or settled	(711)	20.67
Forfeited	(127)	37.49
Expired	(6)	38.19
Stock options outstanding as of September 30, 2022	6,643	25.05

Vested as of September 30, 2022	4,649	18.34

The following assumptions were used to estimate the fair value of options granted during the nine month periods ended September 30, 2022 and 2021 using the Black-Scholes option-pricing model.

	For the Nine Month Period Ended September 30,
Assumptions	2022	2021
Expected life of options (in years)	6.3	6.3
Risk-free interest rate	1.9% - 3.1%	0.9% - 1.1%
Assumed volatility	37.1% - 38.3%	38.9% - 39.4%
Expected dividend rate	0.2%	0.0%
Restricted Stock Unit Awards
Restricted stock units are granted to employees and non-employee directors based on the market price of the Company’s common stock on the grant date and recognized in compensation expense over the vesting period. A summary of the Company’s restricted stock unit activity for the nine month period ended September 30, 2022 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2021	2,677	$34.08
Granted	551	52.33
Vested	(1,997)	34.02
Forfeited	(176)	36.67
Non-vested as of September 30, 2022	1,055	43.29
Performance Share Unit (“PSUs”) Awards
Annually, during the first quarter, the Company grants TSR PSUs to certain officers in which the number of shares issued at the end of the performance period is determined by the Company’s total shareholder return percentile rank versus the S&P 500 index for the three year performance period. The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model and compensation cost is recognized straight-line over a three year period.
During the third quarter of 2022, the Company granted Special TSR PSUs to its Chairman and CEO that will become earned (but not vested) on the first date during the five year performance period on which the sum of (i) the 60-day volume-weighted average closing price of the Company’s common stock, plus (ii) the cumulative value of any dividends paid during the five year performance period equals or exceeds $81.85. The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model and compensation cost is recognized straight-line over a five year period. The Company also granted its Chairman and CEO Special EPS PSUs that are eligible to vest based on the level of compounded annual growth rate of the Company’s Adjusted EPS during the five year performance period. The grant date fair value of these awards is based on the market price of the Company’s common stock on the grant date and recognized as a compensation expense over a 4.3 year period.
A summary of the Company’s performance stock unit activity for the nine month period ended September 30, 2022 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2021	393	$39.89
Granted	1,175	46.56
Forfeited	(29)	39.61
Non-vested as of September 30, 2022	1,539	44.99

The following assumptions were used to estimate the fair value of performance share units granted during the nine month periods ended September 30, 2022 and 2021 using the Monte Carlo simulation pricing model.

	For the Nine Month Period Ended September 30,
Assumptions	2022	2021
Expected term (in years)	2.9 - 5.0	2.9
Risk-free interest rate	1.7% - 3.4%	0.2%
Assumed volatility	35.0% - 36.4%	36.9%
Expected dividend rate	0.2%	—%
Note 11. Accumulated Other Comprehensive Loss
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
The before tax income (loss) and related income tax effect are as follows.

	For the Three Month Period Ended September 30,
	2022			2021
	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount
Foreign currency translation adjustments, net	$(207.9)	$—	$(207.9)	$(52.1)	$4.5	$(47.6)
Unrecognized gains on cash flow hedges	26.1	(6.5)	19.6	—	—	—
Pension and other postretirement benefit prior service cost and gain or loss, net	7.0	(1.7)	5.3	2.4	(0.6)	1.8
Other comprehensive loss	$(174.8)	$(8.2)	$(183.0)	$(49.7)	$3.9	$(45.8)

	For the Nine Month Period Ended September 30,
	2022			2021
	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount
Foreign currency translation adjustments, net	$(413.0)	$(35.8)	$(448.8)	$(108.3)	$10.0	$(98.3)
Unrecognized gains on cash flow hedges	19.8	(5.6)	14.2	—	—	—
Pension and other postretirement benefit prior service cost and gain or loss, net	2.9	(0.7)	2.2	5.4	(1.1)	4.3
Other comprehensive loss	$(390.3)	$(42.1)	$(432.4)	$(102.9)	$8.9	$(94.0)
The tables above include only the other comprehensive loss, net of tax, attributable to Ingersoll Rand Inc. Other comprehensive income (loss), net of tax, attributable to noncontrolling interest holders was $(1.9) million and $0.2 million for the three month periods ended September 30, 2022 and 2021, respectively, and $(6.1) million and $(2.1) million for the nine month periods ended September 30, 2022 and 2021, respectively, and related entirely to foreign currency translation adjustments.

Changes in accumulated other comprehensive income (loss) by component for the nine month periods ended September 30, 2022 and 2021 are presented in the following table net of tax.

	Foreign Currency Translation Adjustments, Net	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2021	$(29.9)	$—	$(11.7)	$(41.6)
Other comprehensive income (loss) before reclassifications	(444.5)	12.3	2.6	(429.6)
Amounts reclassified from accumulated other comprehensive loss	(4.3)	1.9	(0.4)	(2.8)
Other comprehensive income (loss)	(448.8)	14.2	2.2	(432.4)
Balance as of September 30, 2022	$(478.7)	$14.2	$(9.5)	$(474.0)

	Foreign Currency Translation Adjustments, Net	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2020	$74.6	$—	$(60.4)	$14.2
Other comprehensive income (loss) before reclassifications	(98.3)	—	2.2	(96.1)
Amounts reclassified from accumulated other comprehensive loss	—	—	2.1	2.1
Other comprehensive income (loss)	(98.3)	—	4.3	(94.0)
Divestiture of foreign subsidiaries	(1.5)	—	—	(1.5)
Balance as of September 30, 2021	$(25.2)	$—	$(56.1)	$(81.3)
Reclassifications out of accumulated other comprehensive income (loss) for the nine month periods ended September 30, 2022 and 2021 are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	For the Nine Month Period Ended September 30,		Affected Line(s) in the Statement Where Net Income is Presented
	2022	2021
Cash flow hedges (interest rate swaps and caps)	$2.5	$—	Interest expense
Benefit for income taxes	(0.6)	—	Provision for income taxes
Cash flow hedges (interest rate swaps and caps), net of tax	$1.9	$—

Net investment hedges	$(5.7)	$—	Interest expense
Provision for income taxes	1.4	—	Provision for income taxes
Net investment hedges, net of tax	$(4.3)	$—

Amortization of defined benefit pension and other postretirement benefit items(1)	$(0.5)	$2.8	Cost of sales and Selling and administrative expenses
Provision (benefit) for income taxes	0.1	(0.7)	Provision for income taxes
Amortization of defined benefit pension and other postretirement benefit items, net of tax	$(0.4)	$2.1

Total reclassifications for the period, net of tax	$(2.8)	$2.1
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
Derivative Instruments
The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.

September 30, 2022
Derivative Classification		Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash flow	$528.5	$5.6	$7.8	$—	$—
Interest rate cap contracts	Cash flow	1,000.0	4.6	13.9	—	—
Cross-currency interest rate swap contracts	Net investment	1,054.2	20.2	46.1	—	—
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair value	$22.8	$0.4	$—	$—	$—
Foreign currency forwards	Fair value	—	—	—	—	—

December 31, 2021
Derivative Classification		Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$22.1	$—	$—	$—	$—
Foreign currency forwards	Fair Value	19.3	—	—	0.2	—
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
There were no off-balance sheet derivative instruments as of September 30, 2022 or December 31, 2021.
Interest Rate Swap and Cap Contracts Designated as Cash Flow Hedges
As of September 30, 2022, the Company was the fixed rate payor on two interest rate swap contracts that effectively fix the SOFR-based index used to determine the interest rates charged on a total of $528.5 million of the Company’s SOFR-based variable rate borrowings. These contracts carry a fixed rate of 3.2% and expire in 2025. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted SOFR-based interest payments. Based on SOFR-based swap yield curves as of September 30, 2022, the Company expects to reclassify gains of $5.7 million out of accumulated other comprehensive income (“AOCI”) into earnings during the next 12 months.
As of September 30, 2022, the Company entered into three interest rate cap contracts that effectively limit the SOFR-based index used to determine the interest rates charged on a total of $1,000.0 million of the Company’s SOFR-based variable rate borrowings to 4.0% and expire in 2025. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted SOFR-based interest payments. As of September 30, 2022, the Company expects to reclassify $1.7 million of expense out of AOCI into earnings during the next 12 months.
Gains on derivatives designated as cash flow hedges included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2022 and 2021 are as presented in the table below.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2022	2021	2022	2021
Gain recognized in OCI on derivatives	$23.7	$—	$17.1	$—
Loss reclassified from AOCI into income (effective portion)(1)	(2.4)	—	(2.5)	—
(1)Losses on derivatives reclassified from AOCI into income were included within “Interest expense” in the Condensed Consolidated Statements of Operations.
Cross-Currency Interest Rate Swap Contracts Designated as Net Investment Hedges
As of September 30, 2022, the Company was the fixed rate payor on two cross-currency interest rate swap contracts that replace a fixed rate of 3.2% on a total of $528.5 million with a fixed rate of 1.6% on a total of €500.0 million. These contracts expire in 2025. These contracts have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
As of September 30, 2022, the Company entered into three cross-currency interest rate swap contracts where we receive SOFR on a total of $525.7 million and pay EURIBOR on a total of €500.0 million. These contracts expire in 2025. These contracts have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
Gains on derivatives designated as net investment hedges included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2022 and 2021 are as presented in the table below.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2022	2021	2022	2021
Gain recognized in OCI on derivatives	$65.9	$—	$71.9	$—
Gain reclassified from AOCI into income (effective portion)(1)	5.6	—	5.7	—
(1)Gains on derivatives reclassified from AOCI into income were included within “Interest expense” in the Condensed Consolidated Statements of Operations.
Foreign Currency Forwards Not Designated as Hedging Instruments
The Company had three foreign currency forward contracts outstanding as of September 30, 2022 with notional amounts ranging from $5.4 million to $10.2 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included within “Other operating expense, net” in the Condensed Consolidated Statements of Operations. The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty. It is the Company’s practice to recognize the gross amounts in the Condensed Consolidated Balance Sheets. The amount available to be netted is not material.
The Company’s gains (losses) on derivative instruments not designated as accounting hedges and total net foreign currency losses for the three and nine month periods ended September 30, 2022 and 2021 were as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2022	2021	2022	2021
Foreign currency forward contracts gains (losses)	$(0.1)	$(2.4)	$3.0	$(2.5)
Total foreign currency transaction gains (losses), net	6.7	(1.1)	12.3	13.6
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
The Company’s gains (losses), net of income tax, associated with changes in the value of debt for the three and nine month periods ended September 30, 2022 and 2021 were as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2022	2021	2022	2021
Gain, net of income tax, recorded through other comprehensive income	$—	$12.2	$36.4	$25.4
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

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(1)	$11.3	$—	$—	$11.3
Interest rate swaps(2)	—	13.4	—	13.4
Interest rate caps(3)	—	18.5	—	18.5
Cross-currency interest rate swaps(4)	—	66.3	—	66.3
Foreign currency forwards(5)	—	0.4	—	0.4
Total	$11.3	$98.6	$—	$109.9
Financial Liabilities
Deferred compensation plans(1)	$18.3	$—	$—	$18.3
Total	$18.3	$—	$—	$18.3

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(1)	$12.0	$—	$—	$12.0
Foreign currency forwards(5)	—	—	—	—
Total	$12.0	$—	$—	$12.0
Financial Liabilities
Deferred compensation plan(1)	$22.4	$—	$—	$22.4
Foreign currency forwards(5)	—	0.2	—	0.2
Total	$22.4	$0.2	$—	$22.6
(1)Based on the quoted price of publicly traded mutual funds and other equity securities which are classified as trading securities and accounted for using the mark-to-market method.
(2)Measured as the present value of all expected future cash flows based on the SOFR-based swap yield curves as of September 30, 2022. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.
(3)Measured as the present value of all expected future cash flows that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market volatilities and interest rate curves.
(4)Measured as the present value of all expected future cash flows on each leg of the contracts. The model utilizes inputs of observable market data including interest yield curves and foreign currency exchange rates. The present value calculation uses cross-currency basis-adjusted discount factors that have been adjusted to reflect the credit quality of the Company and its counterparties.
(5)Based on calculations that use readily observable market parameters at their basis, such as spot and forward rates.
At September 30, 2022 and December 31, 2021, we did not have any significant non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.
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
Disaggregation of Revenue
The following tables provide disaggregated revenue by reportable segment for the three and nine month periods ended September 30, 2022 and 2021.

	Industrial Technologies and Services		Precision and Science Technologies		Total
	Three Month Period Ended September 30,
	2022	2021	2022	2021	2022	2021
Primary Geographic Markets
United States	$494.5	$395.0	$140.4	$109.0	$634.9	$504.0
Other Americas	83.2	69.1	7.7	6.5	90.9	75.6
Total Americas	577.7	464.1	148.1	115.5	725.8	579.6
EMEIA	347.9	337.2	109.1	93.5	457.0	430.7
Asia Pacific	274.0	269.4	58.9	45.3	332.9	314.7
Total	$1,199.6	$1,070.7	$316.1	$254.3	$1,515.7	$1,325.0
Product Categories
Original equipment	$723.7	$638.4	$257.0	$210.2	$980.7	$848.6
Aftermarket	475.9	432.3	59.1	44.1	535.0	476.4
Total	$1,199.6	$1,070.7	$316.1	$254.3	$1,515.7	$1,325.0
Pattern of Revenue Recognition
Revenue recognized at point in time(1)	$1,099.6	$980.4	$315.1	$252.9	$1,414.7	$1,233.3
Revenue recognized over time(2)	100.0	90.3	1.0	1.4	101.0	91.7
Total	$1,199.6	$1,070.7	$316.1	$254.3	$1,515.7	$1,325.0

	Industrial Technologies and Services		Precision and Science Technologies		Total
	Nine Month Period Ended September 30,
	2022	2021	2022	2021	2022	2021
Primary Geographic Markets
United States	$1,378.2	$1,140.0	$410.4	$310.2	$1,788.6	$1,450.2
Other Americas	237.5	195.9	23.1	13.5	260.6	209.4
Total Americas	1,615.7	1,335.9	433.5	323.7	2,049.2	1,659.6
EMEIA	1,023.0	992.9	324.0	256.7	1,347.0	1,249.6
Asia Pacific	751.0	703.2	145.4	121.2	896.4	824.4
Total	$3,389.7	$3,032.0	$902.9	$701.6	$4,292.6	$3,733.6
Product Categories
Original equipment	$2,035.7	$1,790.8	$730.2	$587.4	$2,765.9	$2,378.2
Aftermarket	1,354.0	1,241.2	172.7	114.2	1,526.7	1,355.4
Total	$3,389.7	$3,032.0	$902.9	$701.6	$4,292.6	$3,733.6
Pattern of Revenue Recognition
Revenue recognized at point in time(1)	$3,122.1	$2,788.2	$899.3	$698.7	$4,021.4	$3,486.9
Revenue recognized over time(2)	267.6	243.8	3.6	2.9	271.2	246.7
Total	$3,389.7	$3,032.0	$902.9	$701.6	$4,292.6	$3,733.6
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
Performance Obligations
As of September 30, 2022, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $542.7 million in the next twelve months and $472.6 million in periods thereafter. The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time and service contracts with an original duration greater than one year.
Contract Balances
The following table provides the contract balances as of September 30, 2022 and December 31, 2021 presented in the Condensed Consolidated Balance Sheets.

	September 30, 2022	December 31, 2021
Accounts receivable, net	$1,032.3	$948.6
Contract assets	70.5	60.8
Contract liabilities - current	299.7	242.1
Contract liabilities - noncurrent	1.1	1.4

The allowance for credit losses for the three and nine month periods ended September 30, 2022 and 2021 consisted of the following.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2022	2021	2022	2021
Balance at beginning of the period	$45.2	$49.3	$42.3	$50.9
Provision charged to expense	4.6	0.6	11.3	2.2
Write-offs, net of recoveries	(0.3)	(0.3)	(1.8)	(3.0)
Foreign currency translation and other	(1.7)	0.3	(4.0)	(0.2)
Balance at end of the period	$47.8	$49.9	$47.8	$49.9
Note 14. Income Taxes
The following table summarizes the Company’s provision for income taxes and effective income tax provision rate for the three and nine month periods ended September 30, 2022 and 2021.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2022	2021	2022	2021
Income before income taxes	$173.2	$135.9	$496.3	$388.1
Provision for income taxes	$30.3	$2.7	$104.6	$25.8
Effective income tax provision rate	17.5%	2.0%	21.1%	6.6%
The increase in the provision for income taxes and increase in the effective income tax provision rate for the three month period ended September 30, 2022 when compared to the same three month period of 2021 is primarily due to an increase in the pretax book income in jurisdictions with higher effective tax rates combined with decreased earnings in jurisdictions with lower tax rates. In addition, in the three month period ended September 30, 2021, there were additional benefits due to a larger windfall tax deduction and the utilization of excess foreign tax credits as a result of restructuring activities during the third quarter of 2021.
The increase in the provision for income taxes and increase in the effective income tax provision rate for the nine month period ended September 30, 2022 when compared to the same nine month period of 2021 is primarily due to an increase in the pretax book income in jurisdictions with higher effective tax rates combined with decreased earnings in jurisdictions with lower tax rates. In addition, in the nine month period ended September 30, 2021, there was a reduction of a significant unrecognized tax reserve related to a non-recurring item as a result of the lapse of the limitation on statutes, a benefit associated with the final settlement on the Merger, and a restructuring benefit recognized through the third quarter of 2021.
Note 15. Other Operating Expense (Income), Net
The components of “Other operating expense, net” for the three and nine month periods ended September 30, 2022 and 2021 were as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2022	2021	2022	2021
Foreign currency transaction losses (gains), net	$(6.7)	$1.1	$(12.3)	$(13.6)
Restructuring charges, net(1)	6.7	1.1	28.1	10.3
Acquisition and other transaction related expenses(2)	12.1	14.0	25.0	37.6
Other, net	0.7	1.3	2.6	2.6
Total other operating expense, net	$12.8	$17.5	$43.4	$36.9
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
Asbestos and Silica Related Litigation
The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity. “Accrued liabilities” and “Other liabilities” of the Condensed Consolidated Balance Sheets include a total litigation reserve of $130.3 million and $136.9 million as of September 30, 2022 and December 31, 2021, respectively, with regards to potential liability arising from the Company’s asbestos-related litigation. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity.
The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $143.5 million and $145.1 million as of September 30, 2022 and December 31, 2021, respectively, which was included in “Other assets” in the Condensed Consolidated Balance Sheets. The amounts recorded by the Company for asbestos-related liabilities and insurance recoveries are based on currently available information and assumptions that the Company believes are reasonable based on an evaluation of relevant factors. The actual liabilities or insurance recoveries could be higher or lower than those recorded if actual results vary significantly from the assumptions.
Environmental Matters
The Company has been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under U.S. federal “Superfund” or similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. The Company has undiscounted accrued liabilities of $15.2 million and $12.9 million as of September 30, 2022 and December 31, 2021, respectively, on its Condensed Consolidated Balance Sheets to the extent costs are known or can be reasonably estimated for its remaining financial obligations in relation to environmental matters and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.
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
The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Income from Continuing Operations Before Income Taxes for the three and nine month periods ended September 30, 2022 and 2021.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2022	2021	2022	2021
Revenue
Industrial Technologies and Services	$1,199.6	$1,070.7	$3,389.7	$3,032.0
Precision and Science Technologies	316.1	254.3	902.9	701.6
Total Revenue	$1,515.7	$1,325.0	$4,292.6	$3,733.6
Segment Adjusted EBITDA
Industrial Technologies and Services	$314.0	$272.9	$853.4	$743.0
Precision and Science Technologies	92.0	75.5	254.8	213.8
Total Segment Adjusted EBITDA	$406.0	$348.4	$1,108.2	$956.8
Less items to reconcile Segment Adjusted EBITDA to Income from Continuing Operations Before Income Taxes:
Corporate expenses not allocated to segments	$29.9	$34.7	$93.6	$107.0
Interest expense	26.6	22.5	68.8	68.3
Depreciation and amortization expense (a)	114.2	101.5	325.4	307.3
Restructuring and related business transformation costs (b)	7.2	3.1	30.9	12.5
Acquisition and other transaction related expenses and non-cash charges (c)	12.1	14.4	27.0	39.2
Stock-based compensation (d)	27.1	29.8	69.3	72.9
Foreign currency transaction losses (gains), net	(6.7)	1.1	(12.3)	(13.6)
Loss on extinguishment of debt	—	9.0	1.1	9.0
Adjustments to LIFO inventories	33.0	—	33.0	—
Gain on settlement of post-acquisition contingencies (e)	(6.2)	—	(6.2)	(30.1)
Other adjustments (f)	(4.4)	(3.6)	(18.7)	(3.8)
Income from Continuing Operations Before Income Taxes	173.2	135.9	496.3	388.1
Provision for income taxes	30.3	2.7	104.6	25.8
Income (loss) on equity method investments	2.6	(2.2)	(2.5)	(2.9)
Income from Continuing Operations	145.5	131.0	389.2	359.4
Income (loss) from discontinued operations, net of tax	0.5	(4.2)	0.6	(88.1)
Net Income	$146.0	$126.8	$389.8	$271.3
a)Depreciation and amortization expense excludes $0.8 million and $1.0 million of depreciation of rental equipment for the three month periods ended September 30, 2022 and 2021, respectively, and excludes $2.6 million and $3.0 million for the nine month periods ended September 30, 2022 and 2021, respectively.

b)Restructuring and related business transformation costs consist of the following.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2022	2021	2022	2021
Restructuring charges	$6.7	$1.1	$28.1	$10.3
Facility reorganization, relocation and other costs	0.5	2.0	2.8	2.0
Other, net	—	—	—	0.2
Total restructuring and related business transformation costs	$7.2	$3.1	$30.9	$12.5
c)Represents costs associated with successful and abandoned acquisitions, including third-party expenses, post-closure integration costs and non-cash charges and credits arising from fair value purchase accounting adjustments.
d)Represents stock-based compensation expense recognized for the three and nine month periods ended September 30, 2022 of $20.1 million and $62.3 million, respectively, and increased by $7.0 million for the three and nine month periods ended September 30, 2022, due to costs associated with employer taxes related to the All-Employee Equity Grant.
Represents stock-based compensation expense recognized for the three and nine month periods ended September 30, 2021 of $21.9 million and $65.0 million, respectively, and increased by $7.9 million for the three and nine month periods ended September 30, 2021, due to costs associated with employer taxes related to the All-Employee Equity Grant.
e)Represents gains from settling post-acquisition contingencies related to the Merger outside of the measurement period.
f)Includes (i) pension and other postemployment (“OPEB”) plan costs other than service cost, (ii) interest income on cash and cash equivalents and (iii) other miscellaneous adjustments.
Note 18. Earnings (Loss) Per Share
The number of weighted-average shares outstanding used in the computations of basic and diluted earnings (loss) per share are as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2022	2021	2022	2021
Average shares outstanding
Basic	404.0	412.3	405.4	417.1
Diluted	408.5	418.5	410.3	423.7
For the three month periods ended September 30, 2022 and 2021, 2.3 million and 0.7 million, respectively, of anti-dilutive shares were not included in the computation of diluted earnings per share. For the nine month periods ended September 30, 2022 and September 30, 2021, 2.1 million and 0.7 million of anti-dilutive shares were not included in the computation of diluted earnings per share, respectively.
Note 19. Subsequent Events
On October 3, 2022, the Company acquired Dosatron International L.L.C. and Dilution Solutions L.L.C. (collectively, “Dosatron International”) for a base purchase price of $90 million with additional contingent consideration of up to $15 million. The business is a leading technology solutions provider of water powered dosing pumps and systems in North America, with an established presence in attractive end markets including hydroponics, horticulture, animal health, food safety and sanitation, and water treatment. Dosatron International will be reported within the Precision and Science Technologies segment.
On October 6, 2022, the Company entered into an agreement to acquire SPX FLOW’s Air Treatment business for approximately $525 million. The business is a leading manufacturer of reliable and energy efficient desiccant and refrigerated dryers, filtration systems and purifiers for dehydration in compressed air. This transaction is expected to close late in the fourth quarter of 2022 or early in the first quarter of 2023, subject to regulatory approvals and customary closing conditions. Upon closing, the Air Treatment business will be reported within the Industrial Technologies and Services segment.
On October 25, 2022, the Company entered into an agreement to acquire Everest Blowers Private Limited and Everest Blower Systems Private Limited (collectively, “Everest Group”) for an all-cash upfront purchase price of approximately $72 million with additional potential consideration based on achievement of financial targets of up to approximately $17 million. Everest Group is a leading domestic manufacturer of blowers and vacuum systems in India. This transaction is expected to close in the fourth quarter of 2022, subject to regulatory approvals and customary closing conditions. Upon closing, Everest Group will be reported within the Industrial Technologies and Services segment.

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
Foreign Currency Fluctuations
A significant portion of our revenues, approximately 56% for the nine month period ended September 30, 2022, was denominated in currencies other than the U.S. dollar. Because much of our manufacturing facilities and labor force costs are outside of the

United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.
Factors Affecting the Comparability of our Results of Operations
Key factors affecting the comparability of our results of operations are summarized below.
Acquisitions
Part of our strategy for growth is to acquire complementary businesses that provide access to new technologies or geographies or expand our offerings. While acquisitions, as discussed further in Note 3, are not individually significant or significant in the aggregate, they may be relevant when comparing our results from period to period.
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
Subsequent to the acquisition of and merger with Ingersoll Rand Industrial in first quarter of 2020 (the “Merger”), we announced a restructuring program (“2020 Plan”) to drive efficiencies and synergies, reduce the number of facilities and optimize operating margin within the merged Company. For the nine month period ended September 30, 2022 and 2021, $28.1 million and $10.3 million, respectively, were charged to expense related to this restructuring program. Through September 30, 2022, we recognized expense related to the 2020 Plan of $96.7 million, $16.3 million and $11.5 million for Industrial Technologies and Services, Precision and Science Technologies and Corporate, respectively.
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

The following table presents selected Condensed Consolidated Results of Operations of our business for the three and nine month periods ended September 30, 2022 and 2021.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2022	2021	2022	2021
Condensed Consolidated Statement of Operations:
Revenues	$1,515.7	$1,325.0	$4,292.6	$3,733.6
Cost of sales	940.4	810.7	2,621.4	2,254.5
Gross profit	575.3	514.3	1,671.2	1,479.1
Selling and administrative expenses	278.7	252.6	819.8	772.1
Amortization of intangible assets	93.8	80.3	263.6	244.8
Other operating expense, net	12.8	17.5	43.4	36.9
Operating income	190.0	163.9	544.4	425.3
Interest expense	26.6	22.5	68.8	68.3
Loss on extinguishment of debt	—	9.0	1.1	9.0
Other income, net	(9.8)	(3.5)	(21.8)	(40.1)
Income before income taxes	173.2	135.9	496.3	388.1
Provision for income taxes	30.3	2.7	104.6	25.8
Income (loss) on equity method investments	2.6	(2.2)	(2.5)	(2.9)
Income from Continuing Operations	145.5	131.0	389.2	359.4
Income (loss) from discontinued operations, net of tax	0.5	(4.2)	0.6	(88.1)
Net income	146.0	126.8	389.8	271.3
Less: Net income attributable to noncontrolling interests	0.9	0.8	2.5	1.8
Net income attributable to Ingersoll Rand Inc.	$145.1	$126.0	$387.3	$269.5

Percentage of Revenues:
Gross profit	38.0%	38.8%	38.9%	39.6%
Selling and administrative expenses	18.4%	19.1%	19.1%	20.7%
Operating income	12.5%	12.4%	12.7%	11.4%
Income from Continuing Operations	9.6%	9.9%	9.1%	9.6%
Adjusted EBITDA	24.8%	23.7%	23.6%	22.8%

Other Financial Data:
Adjusted EBITDA (1)	$376.1	$313.7	$1,014.6	849.8
Adjusted Net Income (1)	253.1	238.6	676.8	601.4
Cash flows - operating activities	274.4	146.1	510.6	380.9
Cash flows - investing activities	(54.0)	(608.8)	(119.5)	(841.0)
Cash flows - financing activities	(20.0)	(1,132.1)	(934.8)	(1,142.2)
Free Cash Flow (1)	252.6	130.8	449.5	339.7
(1)See the “Non-GAAP Financial Measures” section for a reconciliation to comparable GAAP measure.
Revenues
Revenues for the three month period ended September 30, 2022 were $1,515.7 million, an increase of $190.7 million, or 14.4%, compared to $1,325.0 million for the same three month period in 2021. The increase in revenues was primarily due to higher pricing of $120.3 million, higher organic volumes of $117.6 million, and acquisitions of $52.6 million, partially offset by unfavorable impact of foreign currencies of $99.8 million. The percentage of consolidated revenues derived from aftermarket parts and services was 35.3% in the three month period ended September 30, 2022 compared to 36.0% in the same three month period in 2021.

Revenues for the nine month period ended September 30, 2022 were $4,292.6 million, an increase of $559.0 million, or 15.0%, compared to $3,733.6 million for the same nine month period in 2021. The increase in revenues was primarily due to higher pricing of $289.6 million, higher organic volumes of $267.7 million, and acquisitions of $196.4 million, partially offset by unfavorable impact of foreign currencies of $194.7 million. The percentage of consolidated revenues derived from aftermarket parts and services was 35.6% in the nine month period ended September 30, 2022 compared to 36.3% in the same nine month period in 2021.
Gross Profit
Gross profit for the three month period ended September 30, 2022 was $575.3 million, an increase of $61.0 million, or 11.9%, compared to $514.3 million for the same three month period in 2021, and as a percentage of revenues was 38.0% for the three month period ended September 30, 2022 and 38.8% for the same three month period in 2021. The increase in gross profit is primarily due to higher pricing, higher organic volumes, and acquisitions discussed above. The decrease in gross profit as a percentage of revenues is primarily due to LIFO reserve adjustments and changes in product margin mix.
Gross profit for the nine month period ended September 30, 2022 was $1,671.2 million, an increase of $192.1 million, or 13.0%, compared to $1,479.1 million for the same nine month period in 2021, and as a percentage of revenues was 38.9% for the nine month period ended September 30, 2022 and 39.6% for the same nine month period in 2021. The increase in gross profit is primarily due to higher pricing, higher organic volumes, and acquisitions discussed above. The decrease in gross profit as a percentage of revenues is primarily due to LIFO reserve adjustments and changes in product margin mix.
Selling and Administrative Expenses
Selling and administrative expenses were $278.7 million for the three month period ended September 30, 2022, an increase of $26.1 million, or 10.3%, compared to $252.6 million for the same three month period in 2021. The increase in selling and administrative expenses was mainly from businesses acquired in the second half of 2021, partially offset by lower incentive compensation expense. Selling and administrative expenses as a percentage of revenues decreased to 18.4% for the three month period ended September 30, 2022 from 19.1% in the same three month period in 2021.
Selling and administrative expenses were $819.8 million for the nine month period ended September 30, 2022, an increase of $47.7 million, or 6.2%, compared to $772.1 million for the same nine month period in 2021. The increase in selling and administrative expenses was mainly from businesses acquired in the second half of 2021, partially offset by lower incentive compensation expense. Selling and administrative expenses as a percentage of revenues decreased to 19.1% for the nine month period ended September 30, 2022 from 20.7% in the same nine month period in 2021.
Amortization of Intangible Assets
Amortization of intangible assets was $93.8 million for the three month period ended September 30, 2022, an increase of $13.5 million, compared to $80.3 million in the same three month period in 2021. The increase was primarily due to acquisitions completed in the second half of 2021.
Amortization of intangible assets was $263.6 million for the nine month period ended September 30, 2022, an increase of $18.8 million, compared to $244.8 million in the same nine month period in 2021. The increase was primarily due to acquisitions completed in the second half of 2021.
Other Operating Expense, Net
Other operating expense, net was $12.8 million for the three month period ended September 30, 2022, a decrease of $4.7 million, compared to $17.5 million in the same three month period in 2021. The decrease in expense was primarily due to lower foreign currency transaction gains, net of $7.8 million and lower acquisition and other transaction related expenses and non-cash charges of $1.9 million, partially offset by higher restructuring charges of $5.6 million.
Other operating expense, net was $43.4 million for the nine month period ended September 30, 2022, an increase of $6.5 million, compared to $36.9 million in the same nine month period in 2021. The increase was primarily due to higher restructuring charges of $17.8 million and lower foreign currency transaction gains, net of $1.3 million, partially offset by lower acquisition and other transaction related expenses and non-cash charges of $12.6 million.

Interest Expense
Interest expense was $26.6 million for the three month period ended September 30, 2022, an increase of $4.1 million, compared to $22.5 million in the same three month period in 2021. The increase was primarily due to an increase in the weighted-average interest rate, partially offset by the prepayment of the Euro Term Loan on June 30, 2022, the prepayment of the Dollar Term Loan Series A on September 30, 2021 and the interest rate derivative contracts discussed in Note 12 “Hedging Activities, Derivative Instruments and Fair Value Measurements” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. The weighted average interest rate was approximately 4.0% for the three month period ended September 30, 2022 and 2.0% in the same three month period in 2021.
Interest expense was $68.8 million for the nine month period ended September 30, 2022, an increase of $0.5 million, compared to $68.3 million in the same nine month period in 2021. The increase was primarily due to an increase in the weighted-average interest rate, mostly offset by the prepayment of the Dollar Term Loan Series A on September 30, 2021, the prepayment of the Euro Term Loan on June 30, 2022, and the interest rate derivative contracts discussed in Note 12 “Hedging Activities, Derivative Instruments and Fair Value Measurements” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. The weighted average interest rate was approximately 2.7% for the nine month period ended September 30, 2022 and 2.0% in the same period in 2021.
Other Income, Net
Other income, net was $9.8 million and $3.5 million in the three month periods ended September 30, 2022 and 2021, respectively. The increase was primarily due a gain from settling post-acquisition contingencies related to the Merger in the 2022 period and an increase in interest income from holdings of cash and cash equivalents.
Other income, net was $21.8 million and $40.1 million in the nine month periods ended September 30, 2022 and 2021, respectively. The decrease was primarily due to a lower gain from settling post-acquisition contingencies in the 2022 period compared to the 2021 period, partially offset by an increase in interest income from holdings of cash and cash equivalents.
Provision for Income Taxes
The provision for income taxes was $30.3 million resulting in a 17.5% effective income tax provision rate for the three month period ended September 30, 2022, compared to a provision for income taxes of $2.7 million resulting in a 2.0% effective income tax provision rate in the same three month period in 2021. The increase in the tax provision for the three month period ended September 30, 2022 is primarily due to an increase in the pretax book income in jurisdictions with higher effective tax rates combined with decreased earnings in jurisdictions with lower tax rates. In addition, in the three month period ended September 30, 2021, there were additional benefits due to a larger windfall tax deduction and the utilization of excess foreign tax credits as a result of restructuring activities during the third quarter of 2021.
The provision for income taxes was $104.6 million resulting in a 21.1% effective income tax provision rate for the nine month period ended September 30, 2022, compared to a provision for income taxes of $25.8 million resulting in a 6.6% effective income tax provision rate in the same nine month period in 2021. The increase in the tax provision for the nine month period ended September 30, 2022 is primarily due to an increase in the pretax book income in jurisdictions with higher effective tax rates combined with decreased earnings in jurisdictions with lower tax rates. In addition, in the nine month period ended September 30, 2021, there was a reduction of a significant unrecognized tax reserve related to a non-recurring item as a result of the lapse of the limitation on statutes, a benefit associated with the final settlement on the Merger, and a restructuring benefit recognized through the third quarter of 2021.
Net Income
Net income was $146.0 million for the three month period ended September 30, 2022 compared to net income of $126.8 million in the same three month period in 2021. The increase in net income was primarily due to higher gross profit on increased revenues, partially offset by higher provision for income taxes and higher selling and administrative expenses.
Net income was $389.8 million for the nine month period ended September 30, 2022 compared to net income of $271.3 million in the same nine month period in 2021. The increase in net income was primarily due to higher gross profit on increased revenues, lower loss from discontinued operations, net of tax, partially offset by higher provision for income taxes, higher selling and administrative expenses and lower other income, net.

Adjusted EBITDA
Adjusted EBITDA increased $62.4 million to $376.1 million for the three month period ended September 30, 2022 compared to $313.7 million in the same three month period in 2021. Adjusted EBITDA as a percentage of revenues increased 110 basis points to 24.8% for the three month period ended September 30, 2022 from 23.7% for the same three month period in 2021. The increase in Adjusted EBITDA was primarily due to higher pricing of $120.3 million and higher organic sales volume of $47.5 million, partially offset by unfavorable cost inflation and product mix of $70.1 million and the unfavorable impact of foreign currencies of $23.7 million. The increase in Adjusted EBITDA as a percentage of revenues is primarily attributable to higher pricing and volume, partially offset by unfavorable cost inflation and product mix.
Adjusted EBITDA increased $164.8 million to $1,014.6 million for the nine month period ended September 30, 2022 compared to $849.8 million in the same nine month period in 2021. Adjusted EBITDA as a percentage of revenues increased 80 basis points to 23.6% for the nine month period ended September 30, 2022 from 22.8% for the same nine month period in 2021. The increase in Adjusted EBITDA was primarily due to higher pricing of $289.6 million and higher organic sales volume of $107.4 million, partially offset by unfavorable cost inflation and product mix of $187.4 million and the unfavorable impact of foreign currencies of $46.8 million. The increase in Adjusted EBITDA as a percentage of revenues is primarily attributable to higher pricing and volume, partially offset by unfavorable cost inflation and product mix.
Adjusted Net Income
Adjusted Net Income increased $14.5 million to $253.1 million for the three month period ended September 30, 2022 compared to $238.6 million in the same three month period in 2021. The increase was primarily due to increased Adjusted EBITDA, partially offset by a higher income tax provision, as adjusted.
Adjusted Net Income increased $75.4 million to $676.8 million for the nine month period ended September 30, 2022 compared to $601.4 million in the same nine month period in 2021. The increase was primarily due to increased Adjusted EBITDA, partially offset by an increased income tax provision, as adjusted.

Non-GAAP Financial Measures
Set forth below are the reconciliations of Net Income to Adjusted EBITDA and Adjusted Net Income and Cash Flows from Operating Activities to Free Cash Flow.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2022	2021	2022	2021
Net Income	$146.0	$126.8	$389.8	$271.3
Less: Income (loss) from discontinued operations	0.6	(7.6)	0.8	73.1
Less: Income tax benefit (provision) from discontinued operations	(0.1)	3.4	(0.2)	(161.2)
Income from Continuing Operations, Net of Tax	145.5	131.0	389.2	359.4
Plus:
Interest expense	26.6	22.5	68.8	68.3
Provision for income taxes	30.3	2.7	104.6	25.8
Depreciation expense (a)	20.4	21.2	61.8	62.5
Amortization expense (b)	93.8	80.3	263.6	244.8
Restructuring and related business transformation costs (c)	7.2	3.1	30.9	12.5
Acquisition and other transaction related expenses and non-cash charges (d)	12.1	14.4	27.0	39.2
Stock-based compensation (e)	27.1	29.8	69.3	72.9
Foreign currency transaction losses (gains), net	(6.7)	1.1	(12.3)	(13.6)
Loss (income) on equity method investments	(2.6)	2.2	2.5	2.9
Loss on extinguishment of debt	—	9.0	1.1	9.0
Adjustments to LIFO inventories	33.0	—	33.0	—
Gain on settlement of post-acquisition contingencies (f)	(6.2)	—	(6.2)	(30.1)
Other adjustments (g)	(4.4)	(3.6)	(18.7)	(3.8)
Adjusted EBITDA	$376.1	$313.7	$1,014.6	$849.8
Minus:
Interest expense	$26.6	$22.5	$68.8	$68.3
Income tax provision, as adjusted (h)	70.0	27.2	194.8	104.8
Depreciation expense	20.4	21.2	61.8	62.5
Amortization of non-acquisition related intangible assets	9.0	4.2	15.4	12.8
Interest income on cash and cash equivalents	(3.0)	—	(3.0)	—
Adjusted Income from Continuing Operations, Net of Tax	$253.1	$238.6	$676.8	$601.4
Free Cash Flow from Continuing Operations:
Cash flows from operating activities from continuing operations	$274.4	$146.1	$510.6	$380.9
Minus:
Capital expenditures	21.8	15.3	61.1	41.2
Free Cash Flow from Continuing Operations	$252.6	$130.8	$449.5	$339.7
(a)Depreciation expense excludes $0.8 million and $1.0 million of depreciation of rental equipment for the three month periods ended September 30, 2022 and 2021, respectively, and excludes $2.6 million and $3.0 million for the nine month periods ended September 30, 2022 and 2021, respectively.
(b)Represents $84.8 million and $76.1 million of amortization of intangible assets arising from the Merger and other acquisitions (customer relationships, technology, tradenames and backlog) and $9.0 million and $4.2 million of amortization of non-acquisition related intangible assets, in each case, for the three month periods ended September 30, 2022 and 2021, respectively.

Represents $248.2 million and $232.0 million of amortization of intangible assets arising from the Merger and other acquisitions (customer relationships, technology, tradenames and backlog) and $15.4 million and $12.8 million of amortization of non-acquisition related intangible assets, in each case, for the nine month periods ended September 30, 2022 and 2021, respectively.
(c)Restructuring and related business transformation costs consisted of the following.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2022	2021	2022	2021
Restructuring charges	$6.7	$1.1	$28.1	$10.3
Facility reorganization, relocation and other costs	0.5	2.0	2.8	2.0
Other, net	—	—	—	0.2
Total restructuring and related business transformation costs	$7.2	$3.1	$30.9	$12.5
(d)Represents costs associated with successful and/or abandoned acquisitions and divestitures, including third-party expenses, post-closure integration costs, and non-cash charges and credits arising from fair value purchase accounting adjustments.
(e)Represents stock-based compensation expense recognized for the three and nine month periods ended September 30, 2022 of $20.1 million and $62.3 million, respectively, and increased by $7.0 million for the three and nine month periods ended September 30, 2022, due to costs associated with employer taxes related to the All-Employee Equity Grant.
Represents stock-based compensation expense recognized for the three and nine month periods ended September 30, 2021 of $21.9 million and $65.0 million, respectively, and increased by $7.9 million for the three and nine month periods ended September 30, 2021, due to costs associated with employer taxes related to the All-Employee Equity Grant.
(f)Represents gains from settling post-acquisition contingencies related to the Merger outside of the measurement period.
(g)Includes (i) pension and other postemployment (“OPEB”) plan costs other than service cost, (ii) interest income on cash and cash equivalents and (iii) other miscellaneous adjustments.
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
The income tax provision, as adjusted for each of the periods presented below consisted of the following.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2022	2021	2022	2021
Provision for income taxes	$30.3	$2.7	$104.6	$25.8
Tax impact of pre-tax income adjustments	37.5	24.8	84.9	69.4
Discrete tax items	2.2	(0.3)	5.3	9.6
Income tax provision, as adjusted	$70.0	$27.2	$194.8	$104.8
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
Segment Results for the Three and Nine Month Periods Ended September 30, 2022 and 2021
The following tables display Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments.

Industrial Technologies and Services Segment Results

	For the Three Month Period Ended September 30,		Percent Change
	2022	2021	2022 vs. 2021
Segment Revenues	$1,199.6	$1,070.7	12.0%
Segment Adjusted EBITDA	$314.0	$272.9	15.1%
Segment Margin	26.2%	25.5%	70	bps
Segment Revenues for the three month period ended September 30, 2022 were $1,199.6 million, an increase of $128.9 million, or 12.0%, compared to $1,070.7 million in the same three month period in 2021. The increase in Segment Revenues was due to higher pricing of $100.2 million or 9.4%, higher organic volumes of $98.6 million or 9.2%, and acquisitions of $7.6 million or 0.7%, partially offset by unfavorable impact of foreign currencies of $77.5 million or 7.2%. The percentage of Segment Revenues derived from aftermarket parts and service was 39.7% in the three month period ended September 30, 2022 compared to 40.4% in the same three month period in 2021.
Segment Adjusted EBITDA for the three month period ended September 30, 2022 was $314.0 million, an increase of $41.1 million, or 15.1%, from $272.9 million in the same three month period in 2021. Segment Adjusted EBITDA Margin increased 70 basis points to 26.2% from 25.5% in 2021. The increase in Segment Adjusted EBITDA was primarily due to higher pricing of $100.2 million or 36.7%, higher organic sales volume of $38.9 million or 14.3%, and acquisitions of $1.4 million or 0.5%, partially offset by unfavorable cost inflation and product mix of $59.1 million or 21.7%, unfavorable impact of foreign currencies of $19.0 million or 7.0%, and higher selling and administrative costs of $17.7 million or 6.5%.

	For the Nine Month Period Ended September 30,		Percent Change
	2022	2021	2022 vs. 2021
Segment Revenues	$3,389.7	$3,032.0	11.8%
Segment Adjusted EBITDA	$853.4	$743.0	14.9%
Segment Margin	25.2%	24.5%	70	bps
Segment Revenues for the nine month period ended September 30, 2022 were $3,389.7 million, an increase of $357.7 million, or 11.8%, compared to $3,032.0 million in the same nine month period in 2021. The increase in Segment Revenues was due to higher pricing of $244.0 million or 8.0%, higher organic volumes of $235.8 million or 7.8%, and acquisitions of $27.9 million or 0.9%, partially offset by unfavorable impact of foreign currencies of $150.0 million or 4.9%. The percentage of Segment Revenues derived from aftermarket parts and service was 39.9% in the nine month period ended September 30, 2022 compared to 40.9% in the same nine month period in 2021.
Segment Adjusted EBITDA for the nine month period ended September 30, 2022 was $853.4 million, an increase of $110.4 million, or 14.9%, from $743.0 million in the same nine month period in 2021. Segment Adjusted EBITDA Margin increased 70 basis points to 25.2% from 24.5% in 2021. The increase in Segment Adjusted EBITDA was primarily due to higher pricing of $244.0 million or 32.8%, higher organic sales volume of $92.9 million or 12.5%, and acquisitions of $5.6 million or 0.8%, partially offset by unfavorable cost inflation and product mix of $155.5 million or 20.9%, unfavorable impact of foreign currencies of $36.9 million or 5.0%, and higher selling and administrative costs of $34.6 million or 4.7%.
Precision and Science Technologies Segment Results

	For the Three Month Period Ended September 30,		Percent Change
	2022	2021	2022 vs. 2021
Segment Revenues	$316.1	$254.3	24.3%
Segment Adjusted EBITDA	$92.0	$75.5	21.9%
Segment Margin	29.1%	29.7%	(60)	bps
Segment Revenues for the three month period ended September 30, 2022 were $316.1 million, an increase of $61.8 million, or 24.3%, compared to $254.3 million in the same three month period in 2021. The increase in Segment Revenues was primarily due to acquisitions of $45.0 million or 17.7%, higher pricing of $20.1 million or 7.9% and higher organic volume of $19.0 million or

7.5%, partially offset by unfavorable impact of foreign currencies of $22.3 million or 8.8%. The percentage of Segment Revenues derived from aftermarket parts and service was 18.7% in the three month period ended September 30, 2022 compared to 17.3% in the same three month period in 2021.
Segment Adjusted EBITDA for the three month period ended September 30, 2022 was $92.0 million, an increase of $16.5 million, or 21.9%, from $75.5 million in the same three month period in 2021. Segment Adjusted EBITDA Margin decreased 60 basis points to 29.1% from 29.7% in 2021. The increase in Segment Adjusted EBITDA was primarily due to higher pricing of $20.1 million or 26.6%, acquisitions of $10.1 million or 13.4% and higher organic sales volume of $8.6 million or 11.4%, partially offset by unfavorable cost inflation and product mix of $11.2 million or 14.8%, unfavorable impact of foreign currencies of $6.2 million or 8.2% and higher selling and administrative costs of $3.8 million or 5.0%.

	For the Nine Month Period Ended September 30,		Percent Change
	2022	2021	2022 vs. 2021
Segment Revenues	$902.9	$701.6	28.7%
Segment Adjusted EBITDA	$254.8	$213.8	19.2%
Segment Margin	28.2%	30.5%	(230)	bps
Segment Revenues for the nine month period ended September 30, 2022 were $902.9 million, an increase of $201.3 million, or 28.7%, compared to $701.6 million in the same nine month period in 2021. The increase in Segment Revenues was due to acquisitions of $168.5 million or 24.0%, higher pricing of $45.6 million or 6.5%, and higher organic volumes of $31.9 million or 4.5%, partially offset by unfavorable impact of foreign currencies of $44.7 million or 6.4%. The percentage of Segment Revenues derived from aftermarket parts and service was 19.1% in the nine month period ended September 30, 2022 compared to 16.3% in the same nine month period in 2021.
Segment Adjusted EBITDA for the nine month period ended September 30, 2022 was $254.8 million, an increase of $41.0 million, or 19.2%, from $213.8 million in the same nine month period in 2021. Segment Adjusted EBITDA Margin decreased 230 basis points to 28.2% from 30.5% in 2021. The increase in Segment Adjusted EBITDA was primarily due to higher pricing of $45.6 million or 21.3%, acquisitions of $36.8 million or 17.2%, and higher organic sales volume of $14.5 million or 6.8%, partially offset by unfavorable cost inflation and product mix of $31.6 million or 14.8%, unfavorable impact of foreign currencies of $12.8 million or 6.0%, and higher selling and administrative costs of $8.8 million or 4.1%.
Orders
Industrial Technologies and Services Segment
The mission-critical nature of our Industrial Technologies and Services segment products across manufacturing processes drives a demand environment and outlook that are correlated with global and regional industrial production, capacity utilization and long-term GDP growth. In the third quarter of 2022, we had $1,355.2 million of orders in our Industrial Technologies and Services segment, an increase of 10.1% over the third quarter of 2021.
Precision and Science Technologies Segment
In 2021 and into early 2022, the Precision and Science Technologies segment has seen increased demand for certain of our products used in processes or systems to mitigate the impact of COVID-19, particularly related to life science and specialty applications. In the second quarter of 2022, we have seen a modest reduction in COVID-19 related demand for these products although it remains above pre-pandemic levels. In the third quarter of 2022, we had $299.3 million of orders in our Precision and Science Technologies segment, an increase of 12.4% over the third quarter of 2021. The increase was due to acquisitions of 18.0% and higher organic orders of 2.8%, partially offset by the unfavorable impact of foreign currencies of 8.4%.

Results of Discontinued Operations
Results of Discontinued Operations - SVT
The components of Income (Loss) from Discontinued Operations attributable to SVT are summarized below:

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2022	2021	2022	2021
Revenues	$—	$4.4	$6.6	$428.7
Cost of sales	—	4.2	6.5	319.1
Gross profit	—	0.2	0.1	109.6
Selling and administrative expenses	—	0.3	0.1	35.6
Amortization of intangible assets	—	—	—	10.4
(Gain) loss on sale	(2.8)	3.9	(2.8)	(252.8)
Other operating expense, net	2.1	1.8	0.4	18.0
Income (loss) before income taxes	0.7	(5.8)	2.4	298.4
Provision (benefit) for income taxes	0.1	(1.5)	0.5	168.2
Income (Loss) from Discontinued Operations	$0.6	$(4.3)	$1.9	$130.2
The change in income from discontinued operations for the three and nine month periods ended September 30, 2022 compared to the same three and nine month periods in 2021 is primarily due to the substantial completion of the sale of SVT on June 1, 2021.
Results of Discontinued Operations - HPS
The components of Income (Loss) from Discontinued Operations attributable to HPS are summarized below:

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2022	2021	2022	2021
Revenues	$—	$2.6	$—	$68.0
Cost of sales	—	2.4	—	56.8
Gross profit	—	0.2	—	11.2
Selling and administrative expenses	—	0.2	—	5.1
Amortization of intangible assets	—	—	—	2.4
Loss on disposal group	—	—	—	211.7
Other operating expense, net	0.1	1.8	1.6	17.3
Loss before income taxes	(0.1)	(1.8)	(1.6)	(225.3)
Benefit for income taxes	—	(1.9)	(0.3)	(7.0)
Income (Loss) from Discontinued Operations	$(0.1)	$0.1	$(1.3)	$(218.3)
The change in results from discontinued operations for the three and nine month periods ended September 30, 2022 compared to the same three and nine month periods in 2021 is primarily due to the substantial completion of the sale of HPS on April 1, 2021. The remaining activities mainly represent expenses incurred to finalize separation and fulfill transition services.
Liquidity and Capital Resources
Our investment resources include cash on hand, cash generated from operations and borrowings under our Revolving Credit Facility. We also have the ability to seek additional secured and unsecured borrowings, subject to Credit Agreement restrictions.
As of September 30, 2022, we had $1,100.0 million of unused availability under the Revolving Credit Facility.

See the description of these line-of-credit resources in Note 11 “Debt” to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended December 31, 2021 and Note 9 “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
As of September 30, 2022, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.
Liquidity
A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$1,459.5	$2,109.6

Short-term borrowings and current maturities of long-term debt	$32.8	$38.8
Long-term debt	2,720.1	3,401.8
Total debt	$2,752.9	$3,440.6
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
A substantial portion of our cash is in jurisdictions outside of the United States. We do not assert ASC 740-30 (formerly APB 23) indefinite reinvestment of our historical non-U.S. earnings or future non-U.S. earnings. The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States. Our deferred income tax liability as of September 30, 2022 was $52.9 million which primarily consisted of withholding taxes.

Working Capital

	September 30, 2022	December 31, 2021
Net Working Capital:
Current assets of continuing operations:
Current assets	$3,744.8	$4,114.9
Less: Assets of discontinued operations	—	15.6
Current assets of continuing operations	3,744.8	4,099.3
Current liabilities of continuing operations:
Current liabilities	1,523.0	1,467.7
Less: Liabilities of discontinued operations	—	17.1
Current liabilities of continuing operations	1,523.0	1,450.6
Net working capital of continuing operations	$2,221.8	$2,648.7

Operating Working Capital:
Accounts receivable	$1,032.3	$948.6
Plus: Inventories (excluding LIFO reserve)	1,069.9	878.6
Plus: Contract assets	70.5	60.8
Less: Accounts payable	698.9	670.5
Less: Contract liabilities (current)	299.7	242.1
Operating working capital	$1,174.1	$975.4
Net working capital of continuing operations decreased $426.9 million to $2,221.8 million as of September 30, 2022 from $2,648.7 million as of December 31, 2021. Operating working capital increased $198.7 million to $1,174.1 million as of September 30, 2022 from $975.4 million as of December 31, 2021. The increase in operating working capital is primarily due to higher inventories, accounts receivable and contract assets, partially offset by higher accounts payable and contract liabilities.
The increase in accounts receivable was primarily due to increased revenues and seasonal changes in collection timing. The increase in contract assets was primarily due to the timing of revenue recognition and billing on our overtime contracts. The increase in inventories was primarily due to additions to inventory due to increased demand for certain products. The increase in accounts payable was primarily due to the timing of vendor cash disbursements. The increase in contract liabilities was primarily due to the timing of customer milestone payments for in-process engineered to order contracts.
Cash Flows
The following table reflects the major categories of cash flows for the nine month periods ended September 30, 2022 and 2021, respectively.

	For the Nine Month Period Ended September 30,
	2022	2021
Cash flows provided by (used in) continuing operations:
Cash flows provided by operating activities	$510.6	$380.9
Cash flows used in investing activities	(119.5)	(841.0)
Cash flows used in financing activities	(934.8)	(1,142.2)
Net cash provided by (used in) discontinued operations	(0.6)	1,901.9
Free cash flow(1)	449.5	339.7
(1)See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the nearest GAAP measure.
Operating Activities
Cash provided by operating activities increased $129.7 million to $510.6 million for the nine month period ended September 30, 2022 from $380.9 million in the same nine month period in 2021. This increase is primarily attributable to a decrease in cash paid for income taxes of $264.3 million, partially offset by cash outflows for operating working capital to support the orders increase.

The decrease in cash paid for taxes is primarily due to a taxable gain realized on the sale of Club Car in the 2021 period. Net cash provided by continuing operations also includes the receipt of a $49.5 million payment from Trane Technologies in the third quarter of 2021 upon finalizing post-closing steps of the Merger.
Investing Activities
Cash used in investing activities included capital expenditures of $61.1 million and $41.2 million for the nine month periods ended September 30, 2022 and 2021, respectively. Net cash paid in a business combination was $62.5 million and $809.3 million in the nine month periods ended September 30, 2022 and 2021, respectively.
Financing Activities
Cash used in financing activities of $934.8 million for the nine month period ended September 30, 2022 primarily reflected repayments of long term debt of $647.1 million, purchases of treasury stock of $257.8 million, cash dividends on common stock of $24.3 million, and payments of interest rate cap premiums of $13.4 million, partially offset by proceeds from stock option exercises of $14.7 million.
Cash used in financing activities of $1,142.2 million for the nine month period ended September 30, 2021 primarily reflected repayments of long-term debt of $425.7 million and purchases of treasury stock of $736.5 million, partially offset by proceeds from stock option exercises of $20.0 million.
Discontinued Operations
Cash provided by (used in) discontinued operations decreased $1,902.5 million to $(0.6) million for the nine month period ended September 30, 2022 from $1,901.9 million in the same nine month period in 2021, primarily due to the sales being substantially completed in the second quarter of 2021. Cash used in discontinued operations for the nine month period ended September 30, 2022 related primarily to separation related expenses.
Free Cash Flow
Free cash flow increased $109.8 million to $449.5 million in the nine month period ended September 30, 2022 from $339.7 million in the same nine month period in 2021 due to increased cash provided by operating activities, partially offset by higher capital expenditures.
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
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 16 “Contingencies” to the condensed consolidated financial statements included elsewhere in this Form 10-Q. We believe that as of September 30, 2022, there have been no material changes to the environmental matters disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2021.
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
We seek to minimize our exposure to foreign currency risks through a combination of normal operating activities, including by conducting our international business operations primarily in their functional currencies to match expenses with revenues, and the use of cross currency interest rate swap contracts and foreign currency forward exchange contracts. In addition, to mitigate the risk arising from entering into transactions in currencies other than our functional currencies, we typically settle intercompany trading balances at least quarterly.
As of September 30, 2022, there have been no material changes to our market risk assessment previously disclosed in the annual report on Form 10-K for the fiscal year ended December 31, 2021.
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

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information set forth in Note 16 “Contingencies” to our Condensed Consolidated Financial Statements under Part I, Item 1 “Financial Statements,” is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
Except as set forth below, as of September 30, 2022, there have been no material changes to our risk factors included in our annual report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”).
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Purchases
The following table contains detail related to the repurchase of our common stock based on the date of trade during the three month period ended September 30, 2022.

2022 Third Quarter Months	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
July 1, 2022 - July 31, 2022	444	$42.08	—	$500,000,236
August 1, 2022 - August 31, 2022	915	$49.55	—	$500,000,236
September 1, 2022 - September 30, 2022	92,354	$43.94	91,243	$495,998,472
(1)Includes shares of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of certain restricted stock units, comprised of 444 shares in the period from July 1, 2022 to July 31, 2022, 915 shares in the period from August 1, 2022 to August 31, 2022, and 1,111 shares in the period from September 1, 2022 to September 30, 2022.
(2)The average price paid per share includes brokerage commissions.
(3)On August 24, 2021, our Board of Directors approved a share repurchase program which authorized the repurchase of up to $750.0 million of the Company's outstanding common stock. The authorization does not have any expiration date.

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

10.1†	Employment Agreement, dated September 1, 2022, between Ingersoll Rand Inc. and Vicente Reynal.
10.2†	Performance Stock Unit Grant Notice and Agreement, dated September 1, 2022, between Ingersoll Rand Inc. and Vicente Reynal.
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Scheme Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).
†    Identifies exhibits that consists of a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2022	INGERSOLL RAND INC.

	By:	/s/ Michael J. Scheske
Name: Michael J. Scheske
Vice President and Chief Accounting Officer (Principal Accounting Officer)