Form 10-K
period 2022-12-31
Ingersoll Rand Inc.
filed 2023-02-21
CIK 1699150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022, or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2022 was approximately $16.9 billion based on the closing price of such common equity on the New York Stock Exchange on such date.
The registrant had outstanding 404,956,695 shares of Common Stock, par value $0.01 per share, as of February 17, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

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
See Note 4 “Acquisitions” of Notes to Consolidated Financial Statements for additional information related to the Ingersoll Rand Industrial transaction.
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
Our products and services are critical to the processes and systems in which they are utilized, which are often complex and the cost of failure or downtime is high. However, our products typically represent only a small portion of the costs of the overall systems or functions that they support. As a result, our customers place a high value on our application expertise, product reliability and the responsiveness of our service. To support our customers and market presence, we maintain significant global scale with 66 key manufacturing facilities, approximately 38 complementary service and repair centers across six continents and approximately 17,000 employees worldwide as of December 31, 2022.
The process-critical nature of our product applications, coupled with the standard wear and tear replacement cycles associated with the usage of our products, generates opportunities to support customers with our broad portfolio of aftermarket parts, consumables and services. Customers place a high value on minimizing any time their operations are offline. As a result, the availability of replacement parts, consumables and our repair and support services are key components of our value proposition. Our large installed base of products provides a recurring revenue stream through our aftermarket parts, consumables and services offerings. As a result, our aftermarket revenue is significant, representing 35.2% of total Company revenue in 2022.
Our Segments
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

Precision and Science Technologies
We design, manufacture and market a broad range of highly-specialized positive displacement pumps, fluid management systems, accessories and aftermarket parts that provide liquid and gas dosing, transfer, dispensing, compression, sampling, pressure management and flow control in specialized or critical applications. Our offerings cover a range of pump and flow control technology types. This includes diaphragm pumps, piston pumps, water-powered pumps, peristaltic pumps, gear pumps, vane pumps, progressive cavity pumps, syringe pumps, gas boosters, hydrogen compression systems, automated liquid handling systems, odorant injection systems, controls, software and other related components and accessories. These offerings are sold under brands that are highly recognized in their end markets including Air Dimensions, Albin, ARO, Dosatron, Haskel, LMI, Maximus, Milton Roy, MP, Oberdorfer, Seepex, Thomas, Welch, Williams, YZ and Zinnser Analytic. Our customer base is composed of a wide range of end users in markets including medical, life sciences, industrial manufacturing, water and waste water, chemical processing, energy, food and beverage, agriculture and others. Our sales are realized primarily through a combination of independent specialty and national distributors and relationships directly with original equipment manufacturers (“OEM”), Engineering, Procurement and Construction (“EPC”) companies and end users.
Recent Developments
Recent Acquisitions
The Company continued its focus on generating inorganic growth through acquisitions that strengthen our position in core product categories and broaden our exposure to high-growth, sustainable end markets. We completed or announced the acquisition of several businesses during 2022, including the following:
•In October 2022, we announced the acquisition of SPX FLOW's Air Treatment business in an all-cash transaction of approximately $525 million. The Air Treatment business offerings include energy efficient compressed air dryers, filters and other consumables that are highly complementary to Ingersoll Rand's core compressor equipment. This acquisition was completed on January 3, 2023.
•In November 2022, we completed the acquisition of Dosatron International L.L.C (“Dosatron International”), a leading technology solutions provider of water powered dosing pumps and systems, for cash consideration of $89.5 million and contingent consideration of up to $14.7 million.
•In December 2022, we completed the acquisition Everest Blower Systems Private Limited (“Everest Group”), the Indian market leader for customized blower and vacuum pump solutions, for $75.3 million aggregate cash consideration and contingent consideration of $12.1 million.
Refer to Note 4 “Acquisitions” to our audited consolidated financial statements included elsewhere in this Form 10-K for further discussion of these acquisitions.
Capital Allocation
Share Repurchases
We repurchased $261.1 million of our common stock during the year ended December 31, 2022 which consisted primarily of repurchases under our share repurchase program of $257.3 million.
Debt Repayments
During the year ended December 31, 2022, we had principal payments on long-term debt of $655.6 million. The principal payments include the repayment of the Euro Term Loan on June 30, 2022.
Dividends on Common Stock
The Company paid cash dividends on our common stock of $32.4 million during the year ended December 31, 2022.
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
Competition
Industrial Technologies and Services
The industrial end-markets we serve are competitive, with an increasing focus on product quality, performance, energy efficiency, customer service and local presence. Although there are several large manufacturers of compression, vacuum and blower products, the marketplace for these products remains highly fragmented due to the wide variety of product technologies, applications and selling channels. Our principal competitors in sales of compression, vacuum and blower products include Atlas Copco AB, Flowserve Corporation, IDEX Corporation and Kaeser Compressors, Inc. Our principal competitors in sales of fluid transfer equipment include Dover Corporation, SVT GmbH and TechnipFMC plc. Our principal competitors in the sale of liquid ring pumps and compressors are Flowserve Corporation and Busch-Holding GmbH.

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
In addition to our direct sales force, we are committed to developing and supporting our global network of over 1,000 distributors and representatives who provide a competitive advantage in the markets and industries we serve. These distributors maintain an inventory of complete units and parts and provide aftermarket services to end-users. While most distributors provide a broad range of products from different suppliers, we view our distributors as exclusive at the product category level (e.g. compressor, vacuum and blower). For example, a distributor may exclusively carry our compressor technologies, and also source additional components of the broader industrial system in which those products operate from other suppliers. Our service personnel and product engineers provide the distributors’ service representatives with technical assistance and field training, particularly with respect to installation and repair of equipment. We also provide our distributors with sales and product literature, advertising and sales promotions, order-entry and tracking systems and an annual restocking program. Furthermore, we participate in major trade shows and directly market our offerings to generate sales leads and support the distributors’ sales personnel.
Our customer base is diverse, and we did not have any customers that individually provided more than 1% of 2022 consolidated revenues.
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
Human Capital Management
As of December 31, 2022, we had approximately 17,000 employees of which approximately 5,000 are located in the United States. Of those employees located outside of the United States, a significant portion are represented by works councils and collective bargaining units; of those employees located in the United States, approximately 270 are represented by labor unions. We believe that our current relations with employees are satisfactory.
We evaluate several metrics to ensure the ongoing effectiveness of our human capital management practices, including voluntary turnover and engagement. In 2022, our voluntary turnover was 13.0% and 10.2% for hourly and salaried employees, respectively. In 2021, our voluntary turnover was 11.6% and 8.8% for hourly and salaried employees, respectively. We believe the increase in our rates of voluntary turnover reflects broader economic trends and low unemployment rates and compares favorably to turnover rates experienced by similar organizations in our industry.
We recently introduced a new performance management and development process, which places a heavy emphasis on manager engagement and employee ownership. We highlight employee development and engagement as a standard part of our employee experience.
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
Competitive Pay, Benefits and Equity
Our compensation and benefits philosophy is centered on two key fundamentals: (1) building long-term value for our stockholders, and (2) driving employee engagement and retention. We are committed to providing competitive pay, benefits, and equity that are valuable and meaningful to our employees. We provide a competitive total compensation package with a significant portion designed to foster a culture of ownership. We continue to offer our Ownership Works program to grant equity to all new and acquired employees regardless of level in the organization. It is our goal to foster an environment where employees can think and act like owners.

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
In terms of diverse representation, we have two focus areas: (1) underrepresented populations in the United States and (2) women globally. Our current employee base consists of 17.6% underrepresented populations in the U.S. with a 2025 target to increase to 30%. Globally, women represent 21.9% of our employees, moving towards our stated goal of 25% by 2025. We shifted from a centralized focus and embedded in the business a culture of ownership and accountability, setting specific business targets prioritizing representation among goals.
Ingersoll Rand expanded to the following seven employee inclusion groups to build stronger global connections, advocate for positive change and foster an inclusive culture in the organization:
•Black Employee Network Inclusion Group
•Veterans Inclusion Group
•Women Inclusion Group
•Hispanic/LatinX Organization of Leadership and Advancement
•Asian Inclusion Group
•Pride Alliance
•IRealabilities - Disability Inclusion Group
An executive leader sponsors each of the following groups and provides guidance to establish goals in support of our company strategies, culture and values to their global members. These groups act as strategic employee resources for talent management, community influence, employees experience, leadership development and mentoring.
In addition, we also have four regional inclusion groups (Europe and Asia Pacific) and one DE&I council in Latin America.
We deployed our unconscious bias training to more than 70% of our salaried employees and conducted personalized sessions to more than 150 leaders on “DE&I Matters.” We have launched our next phase to train hourly employees, adapting the content to “Respect in the Workplace.” To support our advancement goals, Ingersoll Rand launched a mentoring program in 2021, starting with a pilot of 100 mentors across the company and doubling to 200 additional mid-level and senior leaders in 2022. We continue creating a safe space for employees by participating in our “Lean into Change” sessions where social and cultural sensitive conversations occur, fostering trust, transparency and community. Profiles in Diversity Journal recognized our “Lean into Change” initiative by awarding us a Top 10 Innovations in Diversity Award.
We recognize we play an important role in respecting and upholding human rights around the world. To illustrate our active commitment to, and respect of, human rights in our business relationships, we enforce our human rights policy to further embed and ensure responsibility for people throughout Ingersoll Rand. This policy helps us proactively and systematically identify potential human rights impacts to ensure prompt and fair remedial actions.
Talent Development and Employee Engagement
We are committed to continuously improving the development and engagement of all employees in the company. To support the development of our employees, we have several resources and programs to enable their continued growth and development. All of our offerings are grounded in our values and strategies which are reflected in our competencies. We continue to deliver an executive level program this past year called “Lead Like an Owner” to set the standard of leadership and build succession at the top of the organization. In addition, there were several new manager programs deployed by region to ensure that those who are new to managing people have the skills and capabilities to succeed. We have online learning content that can be accessed around the globe for a variety of topics and have recently initiated several mentoring programs to allow our own internal experts to teach and guide others. As mentioned above, our development planning process is tied to our performance management system which will ensure all employees have development conversations with their manager throughout the year.
Our employee engagement efforts have also produced substantive progress this year. Our last Connections/Engagement survey in October 2022 achieved a 88% participation rate, resulting in an engagement score of 81. While the overall market trended down with respect to employee engagement in 2022, we were able to make gains and maintain them throughout the year. All of our questions scored above the manufacturing benchmark collected by our engagement survey partner, with our key employee satisfaction measure scoring in the top 10% of manufacturing organizations. One aspect that is central to our engagement strategy is to make all employees true owners of the Company. To that end, we continue to ensure that all new or acquired employees, like our existing employees, are eligible to receive a restricted stock unit award after one year of employment. We feel that the combination of a solid strategy, strong values and clear expectations, coupled with true employee ownership, provides us strong engagement and a competitive edge.
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
Due to the COVID-19 pandemic, we may experience different and additional risks not discussed herein such as increased medical, emergency or other leave. An extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Further, we are experiencing increased costs and expenses, including as a result of (i) conducting daily “fitness-for-duty” assessments for all employees, including temperature and symptoms checks and providing personal protective equipment; (ii) the expansion of benefits to our employees, including the provision of additional paid time off for employees who have contracted COVID-19 or are required to be quarantined; and (iii) implementing increased health and safety protocols at all our facilities, including increased cleaning/sanitization of workspaces, restricting visitor access, mandating social distancing guidelines and increasing the availability of sanitization products. U.S and international government responses to the COVID-19 outbreak have included “shelter in place”, “stay at home” and similar types of orders. These orders typically exempt certain individuals and businesses needed to maintain continuity of operations of critical infrastructure sectors or that are deemed “essential” or contain similar exceptions and exemptions. Although we believe we are currently considered an “essential” business in our operating markets, if any of the applicable exceptions or exemptions are curtailed or revoked in the future, that would adversely impact our business, operating results and financial condition. Furthermore, to the extent these exceptions or exemptions do not extend to our key suppliers and customers, this would also adversely impact our business, operating results and financial condition.
Information systems failure or disruption, due to cyber terrorism or other actions, may adversely impact our business and result in financial loss to the Company or liability to our customers.
Our business is highly dependent on financial, accounting and other data-processing systems and other communications and information systems, including our enterprise resource planning tools. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. If any of these systems fail, whether caused by fire, other natural disaster, power or telecommunications failure, acts of cyber terrorism or war or otherwise, or they do not function correctly, we could suffer financial loss, business disruption, liability to our customers, regulatory intervention or damage to our reputation. If our systems are unable to accommodate an increasing volume of transactions, our ability to grow could be limited. Although we have backup systems, procedures and capabilities in place, they may also fail or be inadequate. Further, to the extent that we may have customer information in our databases or access to customer systems through connected devices, any unauthorized disclosure of, or access to, such information, databases or systems could result in an adverse impact to us or our customer including claims under data protection laws and regulations. If any of these risks materialize, our reputation and our ability to conduct our business may be materially adversely affected.
More than half of our sales and operations are in non-U.S. jurisdictions and we are subject to the economic, political, regulatory and other risks of international operations.
For the year ended December 31, 2022, approximately 59% of our revenues were from customers in countries outside of the United States. We have manufacturing facilities in Germany, the United Kingdom, China, Italy, India and other countries. We intend to continue to expand our international operations to the extent that suitable opportunities become available. Non-U.S. operations and United States export sales could be adversely affected as a result of: political or economic instability in certain countries; differences in foreign laws, including increased difficulties in protecting intellectual property and uncertainty in enforcement of contract rights; credit risks; currency fluctuations, in particular, changes in currency exchange rates between the U.S. dollar, Euro, British Pound and the Chinese Renminbi; exchange controls; changes in and uncertainties with respect to tariffs and import/export trade restrictions (including changes in United States trade policy toward other countries, such as the imposition of tariffs and the resulting consequences), as well as other changes in political policy in the United States, China, the U.K. and certain European countries (including the impacts of the U.K.’s national referendum resulting in the U.K.’s withdrawal from the European Union); royalty and tax increases; nationalization of private enterprises, especially in China where we have material operations, supply chain dependencies and hold material cash balances; civil unrest and protests, strikes, acts of terrorism, war or other armed conflict; shipping products during times of crisis or war; and other factors inherent in foreign operations.
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
We conduct our business in many different currencies. A significant portion of our revenue, approximately 56% for the year ended December 31, 2022, is denominated in currencies other than the U.S. dollar. Accordingly, currency exchange rates, and in particular unfavorable movement in the exchange rates between U.S. dollars and Euros, British Pounds and Chinese Renminbi, affect our operating results. The effects of exchange rate fluctuations on our future operating results are unpredictable because of the number of currencies in which we do business and the potential volatility of exchange rates. We are also subject to the risks of currency controls and devaluations. Although historically not significant, if currency controls were enacted in countries where the Company generates significant cash balances, these controls may limit our ability to convert currencies into U.S. dollars or other currencies, as needed, or to pay dividends or make other payments from funds held by subsidiaries in the countries imposing such controls, which could adversely affect our liquidity. Currency devaluations could also negatively affect our operating margins and cash flows.
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
As of December 31, 2022, we had approximately 17,000 employees of which approximately 5,000 were located in the United States. Of those employees located outside of the United States, a significant portion are represented by works councils and labor unions, and of those employees located in the United States, approximately 270 are represented by labor unions. Although we believe that our relations with employees are satisfactory and have not experienced any material work stoppages, work stoppages have occurred, and may in the future occur, and we may not be successful in negotiating new collective bargaining agreements. In addition, negotiations with our union employees may (1) result in significant increases in our cost of labor, (2) divert management’s attention away from operating our business or (3) break down and result in the disruption of our operations. The occurrence of any of the preceding conditions could impair our ability to manufacture our products and result in increased costs and/or decreased operating results.
The risk of non-compliance with U.S. and foreign laws and regulations applicable to our international operations could have a significant impact on our results of operations, financial condition or strategic objectives.
Our global operations subject us to regulation by U.S. federal and state laws and multiple foreign laws, regulations and policies, which could result in conflicting legal requirements. These laws and regulations are complex, change frequently, have become more stringent over time and increase our cost of doing business. These laws and regulations include import and export control, environmental, health and safety regulations, data privacy requirements, international labor laws and work councils and anti-

corruption and bribery laws such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, the U.N. Convention Against Bribery and local laws prohibiting corrupt payments to government officials.
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
We continually seek ways to simplify or improve processes, eliminate excess capacity and reduce costs in all areas of our operations, which from time to time includes restructuring activities. We have implemented significant restructuring activities across our global manufacturing, sales and distribution footprint, which include workforce reductions and facility consolidations. We incurred restructuring charges of $29.3 million and $13.4 million in the years ended December 31, 2022 and 2021, respectively. Costs of future initiatives may be material and the savings associated with them are subject to a variety of risks, including our inability to effectively eliminate duplicative back office overhead and overlapping sales personnel, rationalize manufacturing capacity, synchronize information technology systems, consolidate warehousing and distribution facilities and shift production to more economical facilities. As a result, the contemplated costs to effect these initiatives may materially exceed estimates. The initiatives we are contemplating may require consultation with various employees, labor representatives or regulators, and such consultations may influence the timing, costs and extent of expected savings and may result in the loss of skilled employees in connection with the initiatives.
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
Some of our operations involve risks of, among other things, property damage, which could curtail our operations. For example, if one or more of our manufacturing facilities are damaged by severe weather or any other disaster, accident, catastrophe or event, our operations could be significantly interrupted impacting our ability to produce products and sell products to customers. These interruptions might involve significant damage to, among other things, property, and repairs might take from a week or less for a minor incident to many months for a major interruption. In addition, disruptions in our supply chain due to natural disasters (including but not limited to those as a result of climate change), catastrophes, pandemic or other events could reduce our ability to produce products and satisfy customer demand. Similar interruptions could result from damage to production or other facilities that provide supplies or other raw materials to our plants. Interruptions to our operations and supply chain could also result from pandemic which could adversely impact our workforce or that of our suppliers, causing disruption to the manufacturing process or our supply chain, and last a week or months depending on the severity of the disruption.
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
We have substantial goodwill as a result of past acquisitions. As of December 31, 2022, the net carrying value of goodwill and other intangible assets, net represented $9.6 billion, or 65%, of our total assets. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Impairments, if any, could have a material adverse effect to our consolidated financial position or results of operations. In 2020, we recognized an impairment charge related to other intangible assets of $19.9 million within the Industrial Technologies and Services segment. See Note 9 “Goodwill and Other Intangible Assets” to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information related to impairment testing for goodwill and other intangible assets and the associated charges taken.
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
We have both funded and unfunded pension and other postretirement benefit plans worldwide. As of December 31, 2022, our projected benefit obligations under our pension and other postretirement benefit plans exceeded the fair value of plan assets by an aggregate of approximately $146.1 million (“unfunded status”). Estimates for the amount and timing of the future funding obligations of these benefit plans are based on various assumptions. These assumptions include discount rates, rates of compensation increases, expected long-term rates of return on plan assets and expected healthcare cost trend rates. If our assumptions prove incorrect, our funding obligations may increase, which may have a material adverse effect on our financial results.

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
Risks Related to Our Indebtedness
Our indebtedness could have important adverse consequences and adversely affect our financial condition.
We have a significant amount of indebtedness. As of December 31, 2022, we had total indebtedness of $2,752.6 million, and we had availability under the Revolving Credit Facility of $1,100 million. Our high level of debt could have important consequences, including: making it more difficult for us to satisfy our obligations with respect to our debt; limiting our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions, or other general corporate requirements; requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions and other general corporate purposes; increasing our vulnerability to adverse changes in general economic, industry and competitive conditions; exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Senior Secured Credit Facilities, are at variable rates of interest; limiting our flexibility in planning for and reacting to changes in the industries in which we compete; placing us at a disadvantage compared to other, less leveraged competitors; increasing our cost of borrowing; and hampering our ability to execute on our growth strategy. For a complete description of the Company’s credit facilities and definitions of capitalized terms used in this section, see Note 11 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters is a leased facility located at 525 Harbour Place Drive, Davidson, North Carolina 28036. The number of significant properties used by each of our segments is summarized by segment, type and geographic location in the tables below.

	Type of Significant Property
	Manufacturing	Warehouse	Other(3)	Total
Industrial Technologies and Services
Americas	20	3	30	53
EMEIA(1)	22	—	12	34
APAC(2)	6	—	5	11
Industrial Technologies and Services Total	48	3	47	98

Precision and Science Technologies
Americas	8	1	—	9
EMEIA(1)	7	1	1	9
APAC(2)	3	—	—	3
Precision and Science Technologies Total	18	2	1	21

Total (All Segments)
Americas	28	4	30	62
EMEIA(1)	29	1	13	43
APAC(2)	9	—	5	14
Company Total	66	5	48	119
(1)Europe, Middle East, India and Africa (“EMEIA”)
(2)Asia Pacific (“APAC”)
(3)Other facilities includes service centers and sales offices
Of the 119 significant properties included in the above table, 66 of the properties are leased and 53 of the properties are owned. We believe that our properties, taken as a whole, are in good operating condition and are suitable for our business operations.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Stock, $0.01 par value per share, trades on the New York Stock Exchange (“NYSE”) under the symbol “IR.” As of January 31, 2023, there were 2,468 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers, and other financial institutions.
Dividend Policy
We declared and paid dividends of $0.08 and $0.02 per share to the holders of our common stock in the years ended December 31, 2022 and 2021, respectively. Any future dividends will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions contained in current or future financing instruments and other factors that our board of directors deem relevant.
Company Purchases
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended December 31, 2022.

2022 Fourth Quarter Months	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1, 2022 - October 31, 2022	74,700	$44.72	74,700	$492,657,860
November 1, 2022 - November 30, 2022	—	$—	—	$492,657,860
December 1, 2022 - December 31, 2022	6	$54.29	—	$492,657,860
(1)Includes shares of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of certain restricted stock units, comprised of 6 shares in the period from December 1, 2022 to December 31, 2022.
(2)The average price paid per share includes brokerage commissions.
(3)On August 24, 2021, our Board of Directors approved a share repurchase program which authorized the repurchase of up to $750.0 million of the Company’s outstanding common stock. The authorization does not have any expiration date.
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
Our products and services are critical to the processes and systems in which they are utilized, which are often complex and function in harsh conditions where the cost of failure or downtime is high. However, our products and services typically represent only a small portion of the costs of the overall systems or functions that they support. As a result, our customers place a high value on our application expertise, product reliability and the responsiveness of our service. To support our customers and market presence, we maintain significant global scale with 66 key manufacturing facilities, approximately 38 complementary service and repair centers across six continents and approximately 17,000 employees worldwide as of December 31, 2022.
The process-critical nature of our product applications, coupled with the standard wear and tear replacement cycles associated with the usage of our products, generates opportunities to support customers with our broad portfolio of aftermarket parts, consumables and services. Customers place a high value on minimizing any time their operations are offline. As a result, the availability of replacement parts, consumables and our repair and support services are key components of our value proposition. Our large installed base of products provides a recurring revenue stream through our aftermarket parts, consumables and services offerings. As a result, our aftermarket revenue is significant, representing 35.2% of total Company revenue in 2022.
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
Amortization of Intangible Assets
Amortization of intangible assets includes the periodic amortization of intangible assets — including customer relationships, tradenames, developed technology, backlog and internal-use software.

Impairment of Other Intangible Assets
Impairment of other intangible assets represents the recognition of non-cash charges to reduce the carrying value of intangible assets other than goodwill to their fair value.
Other Operating Expense, Net
Other operating expense, net includes foreign currency transaction gains and losses, net, restructuring charges, acquisition and other transaction related expenses and non-cash charges, losses and gains on asset disposals and other miscellaneous operating expenses.
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
Items Affecting our Reported Results
The COVID-19 Pandemic and Related Supply Chain Disruptions
We continue to assess and actively manage the impact of the COVID-19 pandemic on our global operations and also the operations of our suppliers and customers. In order to position ourselves to fulfill demand, we continue to monitor the supply chain closely and take proactive steps to ensure continuity of supply. We are adhering to all state and country mandates and guidelines wherever we operate. We have taken certain actions to reduce costs and preserve cash given the uncertain environment. The substantial majority of our production sites have remained fully operational this year. Certain facilities, including several manufacturing sites in China, have recently experienced interruptions in production due to outbreaks of COVID-19 infections and subsequent government restrictions. These interruptions have contributed to component shortages and other supply chain constraints that may limit our ability to fulfill customer orders within desired lead times, both directly in the Asia Pacific region and indirectly in other regions. The degree to which the pandemic will continue to impact our operations, and the operations of our customers and suppliers remains uncertain. See “The COVID-19 pandemic could have a material and adverse effect on our business, results of operations and financial condition in the future” in Part II Item 1A. “Risk Factors” included elsewhere in this Form 10-K.
General Economic Conditions and Capital Spending in the Industries We Serve
Our financial results closely follow changes in the industries and end-markets we serve. Demand for most of our products depends on the level of new capital investment and planned and unplanned maintenance expenditures by our customers. The level of capital expenditures depends, in turn, on the general economic conditions as well as access to capital at reasonable cost. In particular, demand for our Industrial Technologies and Services products generally correlates with the rate of total industrial capacity utilization and the rate of change of industrial production. Capacity utilization rates above 80% have historically indicated a strong demand environment for industrial equipment. In our Industrial Technologies and Services segment, overall economic growth and industrial production, as well as secular trends, impact demand for our products. In certain businesses of our Precision and Science Technologies segment, we expect demand for our products to be driven by favorable trends, including the growth in healthcare spend and expansion of healthcare systems due to an aging population requiring medical care and increased investment in health solutions and safety infrastructures in emerging economies. Over longer time periods, we believe that demand for all of our products also tends to follow economic growth patterns indicated by the rates of change in the GDP around the world, as augmented by secular trends in each segment. Our ability to grow and our financial performance will also be affected by our ability to address a variety of challenges and opportunities that are a consequence of our global operations, including efficiently utilizing our global sales, manufacturing and distribution capabilities and engineering innovative new product applications for end-users in a variety of geographic markets.
Foreign Currency Fluctuations
A significant portion of our revenues, approximately 56% for the year ended December 31, 2022, was denominated in currencies other than the U.S. dollar. Because much of our manufacturing facilities and labor force costs are outside of the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.

Factors Affecting the Comparability of our Results of Operations
Certain factors affecting the comparability of our current and historical results of operations are summarized below.
Acquisitions
Part of our strategy for growth is to acquire complementary businesses that provide access to new technologies or geographies or expand our offerings. While acquisitions, as discussed further in Note 4, are not individually significant or significant in the aggregate, they may be relevant when comparing our results from period to period.
See Note 4 “Acquisitions” to our audited consolidated financial statements included elsewhere in this Form 10-K for further discussion of these acquisitions.
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
Subsequent to the acquisition of Ingersoll Rand Industrial, we announced a restructuring program (“2020 Plan”) to drive efficiencies and synergies, reduce the number of facilities and optimize operating margin within the merged Company. For the years ended December 31, 2022 and 2021, $29.3 million and $13.4 million, respectively, were charged to expense related to this restructuring program. Through December 31, 2022, we recognized expense related to the 2020 Plan of $98.8 million, $15.6 million and $11.3 million for Industrial Technologies and Services, Precision and Science Technologies and Corporate, respectively.
Stock-Based Compensation Expense
For the years ended December 31, 2022 and 2021, we incurred stock-based compensation expense of approximately $78.9 million and $87.2 million, respectively. The decrease from 2021 was primarily due to the $150 million equity grant to nearly 16,000 employees worldwide announced in the third quarter of 2020 becoming fully vested in the third quarter of 2022. See Note 18 “Stock-Based Compensation” to our audited consolidated financial statements included elsewhere in this Form 10-K for further discussion around our stock-based compensation expense.
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
This section discusses our results of continuing operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021. For a discussion and analysis of the year ended December 31, 2021, compared to the same in 2020, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022.

Consolidated Results of Operations for the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021
Consolidated Statements of Operations
Revenues	$5,916.3	$5,152.4
Cost of sales	3,590.7	3,163.9
Gross Profit	2,325.6	1,988.5
Selling and administrative expenses	1,095.8	1,028.0
Amortization of intangible assets	347.6	332.9
Other operating expense, net	64.9	61.9
Operating Income	817.3	565.7
Interest expense	103.2	87.7
Loss on extinguishment of debt	1.1	9.0
Other income, net	(29.2)	(44.0)
Income Before Income Taxes	742.2	513.0
Provision (benefit) for income taxes	149.6	(21.8)
Income (loss) on equity method investments	0.7	(11.4)
Income from Continuing Operations	593.3	523.4
Income from discontinued operations, net of tax	15.2	41.6
Net Income	608.5	565.0
Less: Net income attributable to noncontrolling interests	3.8	2.5
Net Income Attributable to Ingersoll Rand Inc.	$604.7	$562.5

Percentage of Revenues
Gross profit	39.3%	38.6%
Selling and administrative expenses	18.5%	20.0%
Operating income	13.8%	11.0%
Income from continuing operations	10.0%	10.2%
Adjusted EBITDA(1)	24.3%	23.1%

Other Financial Data
Adjusted EBITDA(1)	$1,434.8	$1,191.9
Adjusted net income(1)	971.7	881.4
Cash flows - operating activities	865.4	627.8
Cash flows - investing activities	(337.3)	(1,029.4)
Cash flows - financing activities	(954.0)	(1,157.0)
Free cash flow(1)	770.8	563.7
(1)See “Non-GAAP Financial Measures” below for a reconciliation to the most directly comparable GAAP measure.
Revenues
Revenues for 2022 were $5,916.3 million, an increase of $763.9 million, or 14.8%, compared to $5,152.4 million in 2021. The increase in revenues was primarily due to higher pricing of $420.7 million, higher organic volumes of $409.4 million, and acquisitions of $225.5 million, partially offset by unfavorable impact of foreign currencies of $291.7 million. The percentage of consolidated revenues derived from aftermarket parts and services was 35.2% in 2022 compared to 36.2% in 2021.
Gross Profit
Gross profit in 2022 was $2,325.6 million, an increase of $337.1 million, or 17.0%, compared to $1,988.5 million in 2021, and as a percentage of revenues was 39.3% in 2022 and 38.6% in 2021. The increase in gross profit is primarily due to higher pricing, higher organic volumes and acquisitions discussed above. The increase in gross profit as a percentage of revenues is primarily due to the benefits of pricing changes in excess of inflation in material and labor costs.

Selling and Administrative Expenses
Selling and administrative expenses were $1,095.8 million in 2022, an increase of $67.8 million, or 6.6%, compared to $1,028.0 million in 2021. The increase in selling and administrative expenses was mainly from businesses acquired in the second half of 2021, partially offset by lower incentive compensation expense. Selling and administrative expenses as a percentage of revenues decreased to 18.5% in 2022 from 20.0% in 2021.
Amortization of Intangible Assets
Amortization of intangible assets was $347.6 million in 2022, an increase of $14.7 million compared to $332.9 million in 2021. The increase was primarily the result of recognizing a full year of amortization of assets acquired in the second half of 2021, partially offset by the impact of foreign currency translation.
Other Operating Expense, Net
Other operating expense, net was $64.9 million in 2022, an increase of $3.0 million compared to $61.9 million in 2021. The increase was primarily due to higher restructuring charges of $15.9 million and lower foreign currency transaction gains, net of $6.1 million, partially offset by lower acquisition related expenses of $16.6 million.
Interest Expense
Interest expense was $103.2 million in 2022, an increase of $15.5 million, compared to $87.7 million in 2021. The increase was primarily due to an increase in the weighted-average interest rate, partially offset by the prepayment of the Dollar Term Loan Series A on September 30, 2021, the prepayment of the Euro Term Loan on June 30, 2022, and the interest rate derivative contracts discussed in Note 19 “Hedging Activities, Derivative Instruments and Credit Risk” to our consolidated financial statements included elsewhere in this Form 10-K. The weighted-average interest rate was approximately 3.2% in 2022 and 2.0% in 2021.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $1.1 million in 2022, which was related to the payoff of the Euro Term Loan. Loss on extinguishment of debt was $9.0 million in 2021, which was related to the payoff of the Dollar Term Loan Series A. See Note 11 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K for further details.
Other Income, Net
Other income, net, was $29.2 million in 2022, a decrease of $14.8 million compared to $44.0 million in 2021. The decrease in other income, net was primarily due to a lower gain from settling post-acquisition contingencies in the 2022 period compared to the 2021 period, partially offset by an increase in interest income from holdings of cash and cash equivalents.
Provision (Benefit) for Income Taxes
The provision for income taxes was $149.6 million resulting in a 20.2% effective tax rate in 2022 compared to a benefit for income taxes of $21.8 million resulting in a 4.2% effective tax provision rate in 2021. The increase in the tax provision and the change in the effective tax rate is primarily due to an increase in the pre-tax book income in jurisdictions with higher effective tax rates combined with lower earnings in jurisdictions with lower tax rates. In addition, the 2021 provision and rate were reduced by the release of unrecognized tax reserves as a result of the lapse of the limitation on statutes, a benefit associated with the final settlement on the merger transaction, and the utilization of excess foreign tax credits as a result of restructuring benefits recognized in 2021. All of these items were one-time impacts to the 2021 tax provision and effective tax rate.
Net Income
Net income was $608.5 million in 2022, an increase of $43.5 million compared to $565.0 million in 2021. The increase in net income was primarily due to higher gross profit on increased revenues, partially offset by higher provision for income taxes and, to a lesser extent, selling and administrative expenses.
Adjusted EBITDA
Adjusted EBITDA increased $242.9 million to $1,434.8 million in 2022 compared to $1,191.9 million in 2021. Adjusted EBITDA as a percentage of revenues increased 120 basis points to 24.3% in 2022 from 23.1% in 2021. The increase in Adjusted EBITDA was primarily due to improved pricing of $420.7 million and higher organic sales volume of $162.4 million, partially offset by unfavorable cost inflation and product mix of $244.6 million and the unfavorable impact of foreign currencies of $72.0 million. The increase in Adjusted EBITDA as a percentage of revenues is primarily attributable to higher pricing and volume, partially offset by unfavorable cost inflation and product mix.
Adjusted Net Income
Adjusted Net Income increased $90.3 million to $971.7 million in 2022 compared to $881.4 million in 2021. The increase was primarily due to higher Adjusted EBITDA, partially offset by higher income tax provision, as adjusted and interest expense.
Non-GAAP Financial Measures
Set forth below are reconciliations of Net Income to Adjusted EBITDA and Adjusted Net Income and Cash flows from operating activities to Free Cash Flow. For additional information regarding Adjusted EBITDA and Adjusted Net Income, see “How We Assess the Performance of Our Business” above.

	Year Ended December 31,
	2022	2021
Net Income	$608.5	$565.0
Less: Income from discontinued operations	0.5	121.0
Less: Income tax benefit (provision) from discontinued operations	14.7	(79.4)
Income from continuing operations, net of tax	593.3	523.4
Plus:
Interest expense	103.2	87.7
Provision (benefit) for income taxes	149.6	(21.8)
Depreciation expense(a)	81.8	85.1
Amortization expense(b)	347.6	332.9
Restructuring and related business transformation costs(c)	32.3	18.8
Acquisition related expenses and non-cash charges(d)	40.7	65.2
Stock-based compensation(e)	85.6	95.9
Foreign currency transaction gains, net	(5.9)	(12.0)
Loss (income) on equity method investments	(0.7)	11.4
Loss on extinguishment of debt	1.1	9.0
Adjustments to LIFO inventories	36.1	33.2
Gain on settlement of post-acquisition contingencies	(6.2)	(30.1)
Other adjustments(f)	(23.7)	(6.8)
Adjusted EBITDA	$1,434.8	$1,191.9
Minus:
Interest expense	$103.2	$87.7
Income tax provision, as adjusted(g)	267.3	120.7
Depreciation expense	81.8	85.1
Amortization of non-acquisition related intangible assets	18.8	17.0
Interest income on cash and cash equivalents	(8.0)	—
Adjusted Net Income	$971.7	$881.4

Free Cash Flow from Continuing Operations:
Cash flows from operating activities from continuing operations	$865.4	$627.8
Minus:
Capital expenditures	94.6	64.1
Free Cash Flow from Continuing Operations	$770.8	$563.7
(a)Depreciation expense excludes $3.4 million and $4.1 million of depreciation of rental equipment for the years ended December 31, 2022 and 2021, respectively.

(b)Represents $328.8 million and $315.9 million of amortization of intangible assets arising from acquisitions (customer relationships, technology, tradenames and backlog) and $18.8 million and $17.0 million of amortization of non-acquisition related intangible assets, in each case for the years ended December 31, 2022 and 2021, respectively.
(c)Restructuring and related business transformation costs consisted of the following.

	Year Ended December 31,
	2022	2021
Restructuring charges	$29.3	$13.4
Facility reorganization, relocation and other costs	3.0	3.1
Other, net	—	2.3
Total restructuring and related business transformation costs	$32.3	$18.8
(d)Represents costs associated with successful and abandoned acquisitions, including third-party expenses, post-closure integration costs (including certain incentive and non-incentive cash compensation costs), and non-cash charges and credits arising from fair value purchase accounting adjustments.
(e)Represents stock-based compensation expense recognized for the year ended December 31, 2022 of $78.9 million and associated employer taxes of $6.7 million.
Represents stock-based compensation expense recognized for the year ended December 31, 2021 of $87.2 million and associated employer taxes of $8.7 million.
(f)Includes (i) effects of the amortization of prior service costs and amortization of losses in pension and other postemployment (“OPEB”) expense, (ii) interest income on cash and cash equivalents and (iii) other miscellaneous adjustments.
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
The income tax provision, as adjusted for each of the periods presented below consists of the following.

	Year Ended December 31,
	2022	2021
Provision (benefit) for income taxes	$149.6	$(21.8)
Tax impact of pre-tax income adjustments	107.3	97.6
Discrete tax items	10.4	44.9
Income tax provision, as adjusted	$267.3	$120.7
Segment Results
We report our business into two segments: Industrial Technologies and Services and Precision and Science Technologies. Our Corporate operations (as described below) are not discussed separately as any results that had a significant impact on operating results are included in the consolidated results discussion above.
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
Segment Results for Years Ended December 31, 2022 and 2021
The following tables display Segment Order, Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments and illustrates, on a percentage basis, the impact of foreign currency fluctuations on Segment Orders, Segment Revenues and Segment Adjusted EBITDA growth.
Industrial Technologies and Services Segment Results

	Years Ended December 31,		Percent Change
	2022	2021	2022 vs. 2021
Segment Orders	$5,120.1	$4,678.8	9.4%
Segment Revenues	$4,705.1	$4,161.0	13.1%
Segment Adjusted EBITDA	$1,214.0	$1,033.7	17.4%
Segment Adjusted EBITDA Margin	25.8%	24.8%	100 bps
2022 vs. 2021
Segment Orders for 2022 were $5,120.1 million, an increase of $441.3 million, or 9.4%, compared to $4,678.8 million in 2021. The increase in Segment Orders was primarily due to organic growth of $633.3 million or 13.5% and acquisitions of $49.4 million or 1.1%, partially offset by unfavorable impact of foreign currencies of $241.4 million or 5.2%.
Segment Revenues for 2022 were $4,705.1 million, an increase of $544.1 million, or 13.1%, compared to $4,161.0 million in 2021. The increase in Segment Revenues was primarily due to higher organic sales volumes of $375.5 million or 9.0%, improved pricing of $352.3 million or 8.5%, and acquisitions of $44.4 million or 1.1%, partially offset by unfavorable impact of foreign currencies of $228.1 million or 5.5%. The percentage of Segment Revenues derived from aftermarket parts and service was 39.4% in 2022 compared to 40.7% in 2021.
Segment Adjusted EBITDA in 2022 was $1,214.0 million, an increase of $180.3 million, or 17.4%, from $1,033.7 million in 2021. Segment Adjusted EBITDA Margin increased 100 bps to 25.8% from 24.8% in 2021. The increase in Segment Adjusted EBITDA was primarily due to improved pricing of $352.3 million or 34.1%, higher organic sales volumes of $147.2 million or 14.2%, and acquisitions of $8.4 million or 0.8%, partially offset by unfavorable cost inflation and product mix of $205.1 million or 19.8%, unfavorable impact of foreign currencies of $57.9 million or 5.6%, and higher selling and administrative expenses of $64.5 million or 6.2%.
Precision and Science Technologies Segment Results

	Years Ended December 31,		Percent Change
	2022	2021	2022 vs. 2021
Segment Orders	$1,247.5	$1,085.7	14.9%
Segment Revenues	$1,211.2	$991.4	22.2%
Segment Adjusted EBITDA	$347.5	$291.4	19.3%
Segment Adjusted EBITDA Margin	28.7%	29.4%	(70) bps
2022 vs. 2021
Segment Orders for 2022 were $1,247.5 million, an increase of $161.8 million, or 14.9%, compared to $1,085.7 in 2021. The increase in Segment Orders was primarily due to acquisitions of $203.5 million or 18.7% and organic growth of $23.5 million or 2.2%, partially offset by unfavorable impact of foreign currencies of $65.2 million or 6.0%.
Segment Revenues for 2022 were $1,211.2 million, an increase of $219.8 million, or 22.2%, compared to $991.4 million in 2021. The increase in Segment Revenues was primarily due to acquisitions of $181.1 million or 18.3%, improved pricing of $68.4 million or 6.9%, and higher volume of $33.9 million or 3.4%, partially offset by unfavorable impact of foreign currencies of $63.6 million or 6.4%. The percentage of Segment Revenues derived from aftermarket parts and service was 19.1% in 2022 compared to 17.1% in 2021.
Segment Adjusted EBITDA in 2022 was $347.5 million, an increase of $56.1 million, or 19.3%, from $291.4 million in 2021. Segment Adjusted EBITDA Margin decreased 70 bps to 28.7% from 29.4% in 2021. The increase in Segment Adjusted EBITDA was due primarily to improved pricing of $68.4 million or 23.5%, acquisitions of $38.7 million or 13.3%, and higher organic sales volumes of $15.2 million or 5.2%, partially offset by unfavorable cost inflation and product mix of $38.2 million or 13.1%, unfavorable impact of foreign currencies of $18.3 million or 6.3%, and higher selling and administrative expenses of $11.7 million or 4.0%.

Results of Discontinued Operations
Results of Discontinued Operations - SVT
The following table presents selected Consolidated Results of Operations of our business for the years ended December 31, 2022 and 2021.

	Years Ended December 31,
	2022	2021
Revenues	$6.6	$430.9
Cost of sales	6.5	321.3
Gross profit	0.1	109.6
Selling and administrative expenses	0.1	35.7
Amortization of intangible assets	—	10.4
Gain on sale	(2.8)	(298.3)
Other operating expense, net	0.7	18.1
Income Before Income Taxes	2.1	343.7
Provision (benefit) for income taxes	(13.2)	87.1
Income from Discontinued Operations, Net of Tax	$15.3	$256.6
The change in income from discontinued operations for the year ended December 31, 2022 compared to 2021 is primarily due to the substantial completion of the sale of SVT on June 1, 2021.
Results of Discontinued Operations - HPS
The following table presents selected Consolidated Results of Operations of our business for the years ended December 31, 2022 and 2021.

	Years Ended December 31,
	2022	2021
Revenues	$—	$71.9
Cost of sales	—	60.2
Gross profit	—	11.7
Selling and administrative expenses	—	5.3
Amortization of intangible assets	—	2.4
Loss on sale	—	207.7
Other operating expense, net	1.6	19.0
Loss Before Income Taxes	(1.6)	(222.7)
Benefit for income taxes	(1.5)	(7.7)
Loss from Discontinued Operations, Net of Tax	$(0.1)	$(215.0)
The change in results from discontinued operations for the year ended December 31, 2022 compared to 2021 is primarily due to the substantial completion of the sale of HPS on April 1, 2021. The remaining activities mainly represent expenses incurred to finalize separation and fulfill transition services.

Unaudited Quarterly Results of Operations

(in millions, except per share amounts)	Year Ended December 31, 2022				Year Ended December 31, 2021
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$1,337.0	$1,439.9	$1,515.7	$1,623.7	$1,129.5	$1,279.1	$1,325.0	$1,418.8
Gross profit	$526.1	$569.8	$575.3	$654.4	$452.1	$512.7	$514.3	$509.4
Operating income	$157.0	$197.4	$190.0	$272.9	$121.3	$140.1	$163.9	$140.4
Income from continuing operations, net of tax	$105.9	$137.8	$145.5	$204.1	$90.1	$138.3	$131.0	$164.0
Income (loss) from discontinued operations, net of tax	$(1.4)	$1.5	$0.5	$14.6	$(180.2)	$96.3	$(4.2)	$129.7
Net income (loss)	$104.5	$139.3	$146.0	$218.7	$(90.1)	$234.6	$126.8	$293.7
Net income (loss) attributable to Ingersoll Rand Inc.	$103.7	$138.5	$145.1	$217.4	$(90.4)	$233.9	$126.0	$293.0
Weighted average shares, basic	407.6	404.5	404.0	405.0	419.2	419.9	412.3	407.8
Weighted average shares, diluted	413.1	409.4	408.5	409.3	425.9	426.8	418.5	413.4
Basic earnings per share of common stock from continuing operations	$0.26	$0.34	$0.36	$0.50	$0.21	$0.33	$0.32	$0.40
Basic earnings (loss) per share of common stock from discontinued operations	$—	$—	$—	$0.04	$(0.43)	$0.23	$(0.01)	$0.32
Basic earnings (loss) per share of common stock	$0.25	$0.34	$0.36	$0.54	$(0.22)	$0.56	$0.31	$0.72
Diluted earnings per share of common stock from continuing operations	$0.25	$0.33	$0.35	$0.50	$0.21	$0.32	$0.31	$0.40
Diluted earnings (loss) per share of common stock from discontinued operations	$—	$—	$—	$0.04	$(0.42)	$0.23	$(0.01)	$0.31
Diluted earnings (loss) per share of common stock	$0.25	$0.34	$0.36	$0.53	$(0.21)	$0.55	$0.30	$0.71
Adjusted EBITDA(1)	$303.6	$334.9	$376.1	$420.2	$244.0	$292.1	$313.7	$342.1

(1)Set forth below are the reconciliations of Net Income to Adjusted EBITDA

	Year Ended December 31, 2022				Year Ended December 31, 2021
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Net Income (Loss)	$104.5	$139.3	$146.0	$218.7	$(90.1)	$234.6	$126.8	$293.7
Less: Income (loss) from discontinued operations	(1.8)	2.0	0.6	(0.3)	(177.8)	258.5	(7.6)	47.9
Less: Income tax benefit (provision) from discontinued operations	0.4	(0.5)	(0.1)	14.9	(2.4)	(162.2)	3.4	81.8
Income from continuing operations, net of tax	105.9	137.8	145.5	204.1	90.1	138.3	131.0	164.0
Plus:
Interest expense	19.0	23.2	26.6	34.4	23.1	22.7	22.5	19.4
Provision (benefit) for income taxes	32.4	41.9	30.3	45.0	10.6	12.5	2.7	(47.6)
Depreciation expense	21.3	20.1	20.4	20.0	20.3	21.0	21.2	22.6
Amortization expense	86.2	83.6	93.8	84.0	84.2	80.3	80.3	88.1
Restructuring and related business transformation costs(a)	14.2	9.5	7.2	1.4	2.7	6.7	3.1	6.3
Acquisition related expenses and non-cash charges(b)	9.5	5.4	12.1	13.7	10.5	14.3	14.4	26.0
Stock-based compensation(c)	19.8	22.4	27.1	16.3	21.6	21.5	29.8	23.0
Loss (income) on equity method investments	4.3	0.8	(2.6)	(3.2)	—	0.7	2.2	8.5
Loss on extinguishment of debt	—	1.1	—	—	—	—	9.0	—
Foreign currency transaction losses (gains), net	(3.8)	(1.8)	(6.7)	6.4	(18.1)	3.4	1.1	1.6
Adjustments to LIFO inventories	—	—	33.0	3.1	—	—	—	33.2
Gain on settlement of post-acquisition contingencies(d)	—	—	(6.2)	—	—	(30.1)	—	—
Other adjustments(e)	(5.2)	(9.1)	(4.4)	(5.0)	(1.0)	0.8	(3.6)	(3.0)
Adjusted EBITDA	$303.6	$334.9	$376.1	$420.2	$244.0	$292.1	$313.7	$342.1
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
(c)Represents stock-based compensation expense recognized and associated employer taxes.
(d)Represents a gain on settlement of post-acquisition contingencies outside of the measurement period related to adjustments to the transaction price for retirement plan funding and net working capital.
(e)Includes (i) effects of amortization of prior service costs and amortization of losses in pension and other postemployment (“OPEB”) expense, (ii) interest income on cash and cash equivalents and (iii) other miscellaneous adjustments.

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
As of December 31, 2022, we had no outstanding borrowings, no outstanding letters of credit under the New Revolving Credit Facility and unused availability of $1,100.0 million.
As of December 31, 2022, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.
Liquidity
Our liquidity needs primarily arise from working capital needs for normal operating costs, servicing debt, funding acquisitions and capital expenditures.

	Year Ended December 31,
	2022	2021
Cash and cash equivalents	$1,613.0	$2,109.6

Short-term borrowings and current maturities of long-term debt	$36.5	$38.8
Long-term debt	2,716.1	3,401.8
Total debt	$2,752.6	$3,440.6
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

earnings back to the United States. Our deferred income tax liability as of December 31, 2022 is $32.4 million which consists mainly of withholding taxes.
Working Capital

	For the Years Ended December 31,
	2022	2021
Net Working Capital
Current assets	$3,967.3	$4,114.9
Less: Current liabilities	1,674.0	1,467.7
Net working capital	$2,293.3	$2,647.2

Operating Working Capital
Accounts receivable	$1,122.0	$948.6
Plus: Inventories (excluding LIFO)	1,085.9	878.6
Plus: Contract assets	70.6	60.8
Less: Accounts payable	778.7	670.5
Less: Contract liabilities	305.6	242.1
Operating working capital	$1,194.2	$975.4
Net working capital decreased $353.9 million to $2,293.3 million as of December 31, 2022 from $2,647.2 million as of December 31, 2021. Operating working capital increased $218.8 million to $1,194.2 million as of December 31, 2022 from $975.4 million as of December 31, 2021. Operating working capital as of December 31, 2022 was 20.2% of 2022 revenues as compared to 18.9% as of December 31, 2021 as a percentage of 2021 revenues. The increase in operating working capital was primarily due to higher inventories and higher accounts receivable, partially offset by higher accounts payable and higher contract liabilities. The increase in inventory was primarily attributable to additions to inventory to fulfill increased demand for certain products and to acquisitions completed in 2022. The increase in accounts receivable was primarily due to the increase in revenue in the fourth quarter of 2022 compared to the fourth quarter of 2021 and to acquisitions completed in 2022. The increase in accounts payable was primarily due to the timing of vendor cash disbursements. The increase in contract liabilities was primarily due to the higher volume of engineered to order contracts.
Cash Flows
The following table reflects the major categories of cash flows for the years ended December 31, 2022 and 2021, respectively.

	2022	2021
Cash flows provided by (used in) continuing operations:
Cash flows provided by operating activities	$865.4	$627.8
Cash flows used in investing activities	(337.3)	(1,029.4)
Cash flows used in financing activities	(954.0)	(1,157.0)
Net cash provided by (used in) discontinued operations	(0.7)	1,931.4
Free cash flow (1)	770.8	563.7
(1)See “Non-GAAP Financial Measures” for a reconciliation to the most directly comparable GAAP measure.
Operating activities
Cash provided by operating activities increased $237.6 million to $865.4 million in 2022 from $627.8 million in 2021, primarily due to a decrease in cash paid for income taxes of $246.4 million and higher income from continuing operations partially offset by cash used in operating working capital.
Operating working capital used cash of $237.2 million in 2022 compared to using cash of $3.0 million in 2021. Changes in account receivables used cash of $195.2 million in 2022 compared to using cash of $62.5 million in 2021. Changes in contract assets used cash of $9.8 million in 2022 compared to using cash of $0.4 million in 2021. Changes in inventory used cash of $225.6 million in 2022 compared to using cash of $134.4 million in 2021. Changes in accounts payable generated cash of $120.4 million in 2022 compared to generating cash of $118.2 million in 2021. Changes in contract liabilities generated cash of $73.0 million in 2022 compared to generating cash of $76.1 million in 2021.

Investing activities
Cash flows used in investing activities included capital expenditures of $94.6 million (1.6% of consolidated revenues) and $64.1 million (1.2% of consolidated revenues) in 2022 and 2021, respectively. We expect capital expenditures will be approximately 2% of consolidated revenues in 2023. Net cash paid in acquisitions was $246.8 million and $974.8 million in 2022 and 2021, respectively. Net proceeds from the disposal of property, plant and equipment were $9.5 million in 2021.
Financing activities
Cash used in financing activities of $954.0 million in 2022 is primarily due to repayments of long-term debt of $655.6 million, purchases of treasury stock of $261.1 million, and cash dividends on common stock of $32.4 million, partially offset by proceeds from stock option exercises of $19.3 million.
Cash used in financing activities of $1,157.0 million in 2021 is primarily due to purchases of treasury stock of $736.8 million, repayments of long-term debt of $435.7 million, and cash dividends on common stock of $8.2 million, partially offset by proceeds from stock option exercises of $23.7 million.
Discontinued Operations
Cash provided by (used in) discontinued operations decreased $1,932.1 million to $(0.7) million in 2022 from $1,931.4 million in 2021, primarily due to the sales being substantially completed in the second quarter of 2021. Cash used in discontinued operations in 2022 related primarily to separation related expenses.
Free cash flow
Free cash flow increased $207.1 million to $770.8 million in 2022 from $563.7 million in 2021 primarily due to the increase in cash provided by operating activities discussed above.
Purchase Obligations
Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. As of December 31, 2022, the Company had purchase obligations of $444.3 million, with $388.3 million payable in the next 12 months. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated as of December 31, 2022. For this reason, these amounts will not provide a complete and reliable indicator of our expected future cash outflows.
Contingencies
We are a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature for a company of our size and in our sector. We believe that such proceedings, lawsuits and administrative actions will not materially adversely affect our operations, financial condition, liquidity or competitive position. We have accrued liabilities and other liabilities on our consolidated balance sheet, including a total litigation reserve of $137.9 million as of December 31, 2022 with respect to potential liability arising from our asbestos-related litigation. Other than our asbestos-related litigation reserves, liabilities on our consolidated balance sheet related to legal proceedings, lawsuits and administrative actions are not significant. A more detailed discussion of certain of these proceedings, lawsuits and administrative actions is set forth in “Item 3. Legal Proceedings.”
Critical Accounting Estimates
Accounting estimates discussed in this section are those that we consider to be the most critical to an understanding of our consolidated financial statements because they involve significant judgments and uncertainties. These estimates reflect our best judgment about current, and for some estimates, future economic and market conditions and their effect based on information available as of the date of these consolidated financial statements. If these conditions change from those expected, it is reasonably possible that the judgments and estimates described below could change, which may result in future impairments of goodwill, intangibles and long-lived assets, increases in reserves for contingencies, establishment of valuation allowances on deferred tax assets and increase in tax liabilities, among other effects. Also see Note 1 “Summary of Significant Accounting Policies” to our audited consolidated financial statements included elsewhere in this Form 10-K, which discusses the significant accounting policies that we have selected from acceptable alternatives.

Business Combinations
We apply the acquisition method of accounting with respect to the identifiable assets and liabilities of a business combination and record the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The excess of the cost of the acquired business and the fair value of the assets acquired and liabilities assumed is recognized as goodwill. Estimates of fair value represent management’s best estimate of assumptions and about future events and uncertainties, including significant judgments related to future cash flows, discount rates, competitive trends, margin and revenue growth assumptions including royalty rates, customer attrition rates and others. Inputs used are generally obtained from historical data supplemented by current and anticipated market conditions and growth rates.
Significant judgment is required in estimating the fair value of identifiable intangible assets and in assigning their respective useful lives. The fair value estimates are based on historical information and on future expectations and assumptions deemed reasonable by management, but which are inherently uncertain. See Note 4 “Acquisitions” to our consolidated financial statements included elsewhere in this Form 10-K for further information regarding the fair value determination of each of the classes of identifiable intangible assets. Determining the useful life of an intangible asset also requires judgment. Certain intangibles are expected to have indefinite lives while certain other identifiable intangible assets have determinable lives. The useful lives of identifiable intangibles with determinable useful lives are based on a variety of factors, including but not limited to, the competitive environment, product cycles, order life cycles, historical customer attrition rates, market share, operating plans and the macroeconomic environment. The costs of determinable-lived intangible assets are amortized to expense over the estimated useful life.
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
Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our 2022 reporting unit valuations ranged from 9.5% to 10.5%. Additionally, we assumed 3.5% terminal growth rates for all reporting units, except a single reporting unit in which we determined it most appropriate to assume a 2.5% terminal growth rate due to it being closely aligned to the GDP percentage growth rate.
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
The excess of the estimated fair value over the carrying value for all reporting units was a minimum of 32%, and therefore, no impairments were recorded.
We test intangible assets with indefinite lives for impairment annually utilizing a discounted cash flow valuation referred to as the relief from royalty method. We estimated forecasted revenues for a period of five years with discount rates ranging from 10.0% to 11.0%, terminal growth rates of 2.5% to 3.5%, and royalty rates ranging from 0.5% to 4.0%. There were no impairments identified or recognized during the year ended December 31, 2022.
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
The Tax Cuts and Jobs Act (“Tax Act”), enacted on December 22, 2017, created a new requirement that certain income (i.e., Global intangible low taxed income (“GILTI”)) earned by controlled foreign corporations (“CFC”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.
Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company has determined that it will follow the period cost method (option 1 above). The Company recorded a tax expense of $2.5 million in 2022 for the GILTI provisions of the Tax Act.
Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. Amounts recorded for deferred tax assets related to tax attribute carryforwards, net of valuation allowances, were $58.9 million and $38.0 million as of December 31, 2022 and 2021, respectively, with the increase due to the creation of attributes in the current year.
Loss Contingencies
Loss contingencies are uncertain and unresolved matters that arise in the ordinary course of business and result from events or actions by others that have the potential to result in a future loss. Such contingencies include, but are not limited to, asbestos and silica related litigation, environmental obligations and losses resulting from other events and developments.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risk as a result of our variable-rate borrowings. We manage our exposure to interest rate risk by maintaining a mixture of fixed and variable debt, and use pay-fixed interest rate swaps and interest rate caps as cash flow hedges of our variable rate debt in order to adjust the relative fixed and variable portions.
As of December 31, 2022, we had variable rate debt outstanding of $2,749.8 million, substantially all of which was incurred under our Senior Secured Credit Facility, under which an aggregate of $2,749.8 million was outstanding under the $1,900.0 million Dollar Term Loan B and $927.6 million Dollar Term Loan. Based on prevailing rates at December 31, 2022, the weighted average interest rate was approximately 5.9%.
The Dollar Term Loan B and Dollar Term Loan bear interest primarily based on SOFR plus a spread and are subject to a 0% SOFR base rate floor. Thus, the interest rate on the Dollar Term Loan B and Dollar Term Loan will fluctuate when SOFR, exceeds that percentage. As of December 31, 2022, SOFR was higher than the 0% floor.
We use interest rate swaps and interest rate caps to offset or mitigate our exposure to interest rate movements. These outstanding interest rate swap and interest rate cap contracts qualify and are designated as cash flow hedges of forecasted SOFR-based interest payments. As of December 31, 2022, we were a fixed rate payer on two fixed-floating interest rate swap contracts that effectively fixed the SOFR-based index used to determine the interest rates charged on our SOFR-based variable rate borrowings and we have three interest rate cap contracts that effectively limit the SOFR-based index used to determine the interest rates charged on a total of $1,000.0 million of the Company’s SOFR-based variable rate borrowings to 4.0%. See Note 19 “Hedging Activities, Derivative Instruments and Credit Risk” to our audited consolidated financial statements included elsewhere in this Form 10-K.
The following table presents the impact of hypothetical changes in market interest rates across the yield curve by 100 basis points, including the effect of our interest rate swaps and caps for the years ended December 31, 2022 and 2021 on our interest expense.

	2022	2021
Increase (decrease) in market interest rates
100 basis points	$12.3	$30.1
(100) basis points(1)	(21.4)	(2.5)
(1)A decrease in interest rates would not have impacted our interest expense in 2022 or 2021 on EURO debt which was lower than the 0% base rate floor under the Senior Secured Credit Facility for the entire fiscal year 2022 and 2021, but would have impacted interest expense in 2022 and 2021 on SOFR or LIBOR debt, for the respective period, which was higher than the 0% based rate floors under the Senior Secured Credit Facility for the year ended December 31, 2022 and 2021.
Foreign Currency Risk
We are exposed to foreign currency risks that arise from our global business operations. Changes in foreign currency exchange rates affect the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a subsidiary’s functional currency. In 2022 and 2021, the relative strengthening of the U.S. dollar against foreign currencies had a unfavorable impact on our revenues and results of operations. While future changes in foreign currency exchange rates are difficult to predict, our revenues and earnings may be adversely affected if the U.S. dollar strengthens against foreign currencies.
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

The table below presents the percentage of revenues and gross profit by functional currency for the years ended December 31, 2022 and 2021.

	U.S. Dollar	Euro	Chinese Renminbi	British Pound	Other
Year Ended December 31, 2022
Revenues	44%	25%	15%	4%	12%
Gross profit	44%	26%	17%	3%	10%

Year Ended December 31, 2021
Revenues	41%	27%	16%	4%	12%
Gross profit	42%	28%	17%	3%	10%
We utilize foreign currency denominated debt obligations supplemented from time to time with cross currency interest rate swaps designated as net investment hedges to selectively hedge portions of our investment in non-U.S. subsidiaries. The currency effects of the designated debt obligations and cross currency interest rate swaps are reflected in accumulated other comprehensive income within our stockholders’ equity, where they partially offset the currency translation effects of our investments in non-U.S. subsidiaries, which in turn partially offset gains and losses recorded on our net investments globally. These currency translation effects and offsetting impacts of our derivatives for the years ended December 31, 2022 and 2021 are summarized in Note 14 “Accumulated Other Comprehensive Income (Loss)” to our audited consolidated financial statements included elsewhere in this Form 10-K.
We also enter into foreign currency forward contracts to manage the risk arising from transaction gains and losses associated with intercompany loans with foreign subsidiaries. Our foreign currency forward contracts are typically short-term and are rolled forward as necessary upon settlement. As of December 31, 2022, we were party to three foreign currency forward contracts, all of which are carried on our balance sheet at fair value. See Note 19 “Hedging Activities, Derivative Instruments and Credit Risk” to our audited consolidated financial statements included elsewhere in this Form 10-K.
The table below presents, for the year ended December 31, 2022, the hypothetical effect of a 10% appreciation in the average exchange rate of the U.S. dollar relative to the principal foreign currencies in which our revenues and gross profit are denominated.

	Year Ended December 31, 2022
	Euro	Chinese Renminbi	British Pound
Revenues	$148.7	$90.3	$24.3
Gross profit	60.1	39.9	7.9

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	For the Years Ended December 31,
	2022	2021	2020
Revenues	$5,916.3	$5,152.4	$3,973.2
Cost of sales	3,590.7	3,163.9	2,568.3
Gross Profit	2,325.6	1,988.5	1,404.9
Selling and administrative expenses	1,095.8	1,028.0	789.3
Amortization of intangible assets	347.6	332.9	335.1
Impairment of other intangible assets	—	—	19.9
Other operating expense, net	64.9	61.9	201.0
Operating Income	817.3	565.7	59.6
Interest expense	103.2	87.7	111.1
Loss on extinguishment of debt	1.1	9.0	2.0
Other income, net	(29.2)	(44.0)	(8.1)
Income (Loss) Before Income Taxes	742.2	513.0	(45.4)
Provision (benefit) for income taxes	149.6	(21.8)	11.4
Income (loss) on equity method investments	0.7	(11.4)	—
Income (Loss) from Continuing Operations	593.3	523.4	(56.8)
Income from discontinued operations, net of tax	15.2	41.6	24.4
Net Income (Loss)	608.5	565.0	(32.4)
Less: Net income attributable to noncontrolling interests	3.8	2.5	0.9
Net Income (Loss) Attributable to Ingersoll Rand Inc.	$604.7	$562.5	$(33.3)

Amounts attributable to Ingersoll Rand Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$589.5	$520.9	$(57.7)
Income from discontinued operations, net of tax	15.2	41.6	24.4
Net income (loss) attributable to Ingersoll Rand Inc.	$604.7	$562.5	$(33.3)

Basic earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$1.45	$1.26	$(0.15)
Earnings from discontinued operations	0.04	0.10	0.06
Net earnings (loss)	1.49	1.36	(0.09)

Diluted earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$1.44	$1.24	$(0.15)
Earnings from discontinued operations	0.04	0.10	0.06
Net earnings (loss)	1.47	1.34	(0.09)
The accompanying notes are an integral part of these consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2022	2021	2020
Comprehensive Income Attributable to Ingersoll Rand Inc.
Net income (loss) attributable to Ingersoll Rand Inc.	$604.7	$562.5	$(33.3)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	(252.9)	(103.0)	268.2
Unrecognized gain on cash flow hedges	16.0	—	10.9
Pension and other postretirement prior service cost and gain (loss), net	26.8	48.7	(8.9)
Other comprehensive income (loss), net of tax	(210.1)	(54.3)	270.2
Comprehensive income attributable to Ingersoll Rand Inc.	$394.6	$508.2	$236.9
Comprehensive Income (Loss) Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$3.8	$2.5	$0.9
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net	(7.2)	(2.3)	(1.4)
Total other comprehensive loss, net of tax	(7.2)	(2.3)	(1.4)
Comprehensive income (loss) attributable to noncontrolling interests	$(3.4)	$0.2	$(0.5)
Total Comprehensive Income	$391.2	$508.4	$236.4
The accompanying notes are an integral part of these consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$1,613.0	$2,109.6
Accounts receivable, net of allowance for credit losses of $47.2 and $42.3, respectively	1,122.0	948.6
Inventories	1,025.4	854.2
Other current assets	206.9	186.9
Assets of discontinued operations - current	—	15.6
Total current assets	3,967.3	4,114.9
Property, plant and equipment, net of accumulated depreciation of $417.4 and $357.7, respectively	624.4	648.6
Goodwill	6,064.2	5,981.6
Other intangible assets, net	3,578.6	3,912.7
Deferred tax assets	22.3	28.0
Other assets	509.1	468.7
Total assets	$14,765.9	$15,154.5
Liabilities and Equity
Current liabilities
Short-term borrowings and current maturities of long-term debt	$36.5	$38.8
Accounts payable	778.7	670.5
Accrued liabilities	858.8	741.3
Liabilities of discontinued operations - current	—	17.1
Total current liabilities	1,674.0	1,467.7
Long-term debt, less current maturities	2,716.1	3,401.8
Pensions and other postretirement benefits	147.2	195.1
Deferred income taxes	610.6	708.6
Other liabilities	360.8	310.1
Total liabilities	5,508.7	6,083.3
Commitments and contingencies (Note 21)
Stockholders’ equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 426,327,805 and 423,785,571 shares issued as of December 31, 2022 and 2021, respectively	4.3	4.3
Capital in excess of par value	9,476.8	9,408.6
Retained earnings	950.9	378.6
Accumulated other comprehensive loss	(251.7)	(41.6)
Treasury stock at cost; 21,210,095 and 16,000,364 shares as of December 31, 2022 and 2021, respectively	(984.5)	(748.4)
Total Ingersoll Rand Inc. stockholders’ equity	9,195.8	9,001.5
Noncontrolling interests	61.4	69.7
Total equity	9,257.2	9,071.2
Total liabilities and equity	$14,765.9	$15,154.5
The accompanying notes are an integral part of these consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at December 31, 2019	206.8	$2.1	$2,302.0	$(141.4)	$(256.0)	$(36.8)	$1,869.9	$—	$1,869.9
Net income (loss)	—	—	—	(33.3)	—	—	(33.3)	0.9	(32.4)
Issuance of common stock for stock-based compensation plans	2.3	—	20.1	—	—	—	20.1	—	20.1
Purchases of treasury stock	—	—	—	—	—	(2.1)	(2.1)	—	(2.1)
Issuance of treasury stock for stock-based compensation plans	—	—	(3.2)	—	—	5.6	2.4	—	2.4
Acquisition of Ingersoll Rand Industrial (Note 4)	211.0	2.1	6,934.9	—	—	—	6,937.0	73.3	7,010.3
Costs of issuing equity securities (Note 4)	—	—	(1.0)	—	—	—	(1.0)	—	(1.0)
Stock-based compensation	—	—	57.5	—	—	—	57.5	—	57.5
Other comprehensive income (loss), net of tax	—	—	—	—	270.2	—	270.2	(1.4)	268.8
Adoption of new accounting standard (ASU 2016-13)	—	—	—	(1.0)	—	—	(1.0)	—	(1.0)
Adjustments for shares tendered in open offer (Note 13)	—	—	—	—	—	—	—	(14.9)	(14.9)
Adjustments for shares sold in offer for sale (Note 13)	—	—	—	—	—	—	—	11.9	11.9
Balance at December 31, 2020	420.1	$4.2	$9,310.3	$(175.7)	$14.2	$(33.3)	$9,119.7	$69.8	$9,189.5
Net income	—	—	—	562.5	—	—	562.5	2.5	565.0
Dividends declared	—	—	—	(8.2)	—	—	(8.2)	—	(8.2)
Issuance of common stock for stock-based compensation plans	3.7	0.1	20.3	—	—	—	20.4	—	20.4
Purchases of treasury stock	—	—	—	—	—	(736.8)	(736.8)	—	(736.8)
Issuance of treasury stock for stock-based compensation plans	—	—	(19.9)	—	—	21.7	1.8	—	1.8
Stock-based compensation	—	—	97.9	—	—	—	97.9	—	97.9
Other comprehensive loss, net of tax	—	—	—	—	(54.3)	—	(54.3)	(2.3)	(56.6)
Divestiture of foreign subsidiaries	—	—	—	—	(1.5)	—	(1.5)	—	(1.5)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at December 31, 2021	423.8	$4.3	$9,408.6	$378.6	$(41.6)	$(748.4)	$9,001.5	$69.7	$9,071.2
Net income	—	—	—	604.7	—	—	604.7	3.8	608.5
Dividends declared	—	—	—	(32.4)	—	—	(32.4)	—	(32.4)
Issuance of common stock for stock-based compensation plans	2.5	—	17.3	—	—	—	17.3	—	17.3
Purchases of treasury stock	—	—	—	—	—	(261.1)	(261.1)	—	(261.1)
Issuance of treasury stock for stock-based compensation plans	—	—	(22.8)	—	—	25.0	2.2	—	2.2
Stock-based compensation	—	—	73.7	—	—	—	73.7	—	73.7
Other comprehensive loss, net of tax	—	—	—	—	(210.1)	—	(210.1)	(7.2)	(217.3)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(4.9)	(4.9)
Balance at December 31, 2022	426.3	$4.3	$9,476.8	$950.9	$(251.7)	$(984.5)	$9,195.8	$61.4	$9,257.2

INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$608.5	$565.0	$(32.4)
Income from discontinued operations, net of tax	15.2	41.6	24.4
Income (loss) from continuing operations	593.3	523.4	(56.8)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Amortization of intangible assets	347.6	332.9	335.1
Depreciation	85.2	89.2	77.4
Impairment of other intangible assets	—	—	19.9
Non-cash restructuring charges	6.0	1.1	6.2
Stock-based compensation expense	78.9	87.2	47.5
Loss (income) on equity method investments	(0.7)	11.4	—
Foreign currency transaction losses (gains), net	(5.9)	(12.0)	18.6
Loss on extinguishment of debt	1.1	9.0	2.0
Non-cash adjustments to carrying value of LIFO inventories	36.1	33.2	39.8
Deferred income taxes	(85.8)	(103.6)	(83.1)
Other non-cash adjustments	7.0	(0.2)	—
Changes in assets and liabilities
Receivables	(195.2)	(62.5)	52.4
Inventories	(225.6)	(134.4)	159.0
Accounts payable	120.4	118.2	(43.4)
Accrued liabilities	101.2	(220.0)	115.7
Other assets and liabilities, net	1.8	(45.1)	(36.8)
Net cash provided by operating activities from continuing operations	865.4	627.8	653.5
Cash Flows From Investing Activities
Capital expenditures	(94.6)	(64.1)	(42.0)
Net cash (paid) acquired in acquisitions	(246.8)	(974.8)	9.0
Disposals of property, plant and equipment	—	9.5	1.7
Other investing	4.1	—	—
Net cash used in investing activities from continuing operations	(337.3)	(1,029.4)	(31.3)
Cash Flows From Financing Activities
Principal payments on long-term debt	(655.6)	(435.7)	(1,619.1)
Proceeds from long-term debt	—	—	1,980.1
Purchases of treasury stock	(261.1)	(736.8)	(2.1)
Cash dividends on common stock	(32.4)	(8.2)	—
Proceeds from stock option exercises	19.3	23.7	22.7
Payments of interest rate cap premiums	(13.4)	—	—
Payments of deferred and contingent acquisition consideration	(4.6)	—	—
Payments of debt issuance costs	—	—	(47.8)
Purchase of shares from noncontrolling interests	—	—	(14.9)
Proceeds from sale of noncontrolling interests	—	—	11.9
Other financing	(6.2)	—	(2.1)
Net cash (used in) provided by financing activities from continuing operations	(954.0)	(1,157.0)	328.7
Cash Flows From (Used In) Discontinued Operations:
Net cash provided by (used in) operating activities	(5.1)	(12.3)	260.8
Net cash provided by (used in) investing activities	4.4	1,943.7	(6.6)
Net cash provided by (used in) discontinued operations	(0.7)	1,931.4	254.2
Effect of exchange rate changes on cash and cash equivalents	(70.0)	(14.1)	40.3
Net increase (decrease) in cash and cash equivalents	(496.6)	358.7	1,245.4
Cash and cash equivalents, beginning of year	2,109.6	1,750.9	505.5
Cash and cash equivalents, end of year	$1,613.0	$2,109.6	$1,750.9

	For the Years Ended December 31,
	2022	2021	2020
Supplemental Cash Flow Information
Cash paid for income taxes	$181.5	$427.9	$106.3
Cash paid for interest	95.2	79.8	98.7
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
Cash and Cash Equivalents
Cash and cash equivalents are highly liquid investments primarily consisting of demand deposits and have original maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value. As of December 31, 2022 and 2021, cash of $1.3 million and $2.5 million, respectively, was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments on behalf of the Company.
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
Stock-Based Compensation
Stock-based compensation is measured for all stock-based equity awards made to employees and non-employee directors based on the estimated fair value as of the grant date. The determination of the fair values of stock-based awards at the grant date requires judgment, including estimating the expected term of the relevant stock-based payment awards and the expected volatility of the Company’s stock. The fair value of each stock option grant under the stock-based compensation plans is estimated on the date of grant or modification using the Black-Scholes-Merton option-pricing model. The expected stock volatility assumption was based on an average of the historical volatility over the expected term of the stock options. Forfeitures of stock options are accounted for as they occur. Restricted stock units and performance share units with internal performance metrics (i.e. EPS) are valued at the share price on the date of grant. The grant date fair value of performance share units with external performance metrics (i.e. TSR) is determined using a Monte Carlo simulation pricing model.

See Note 18 “Stock-Based Compensation Plans” for additional information regarding the Company’s equity compensation plans.
Pension and Other Postretirement Benefits
The Company sponsors a number of pension plans and other postretirement benefit plans worldwide. The calculation of the pension and other postretirement benefit obligations and net periodic benefit cost under these plans requires the use of actuarial valuation methods and assumptions. These assumptions include the discount rates used to value the projected benefit obligations, future rate of compensation increases, expected rates of return on plan assets and expected healthcare cost trend rates. The discount rates selected to measure the present value of the Company’s benefit obligations as of December 31, 2022 and 2021 were derived by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under the plans. In accordance with GAAP, actual results that differ from the Company’s assumptions are recorded in accumulated other comprehensive income (loss) and amortized through net periodic benefit cost over future periods. While management believes that the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement benefit obligations and future net periodic benefit cost.
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
The Tax Cuts and Jobs Act (“Tax Act”), enacted on December 22, 2017, created a new requirement that certain income (i.e., Global intangible low taxed income (“GILTI”)) earned by controlled foreign corporations (“CFC”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.
Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company has determined that it will follow the period cost method (option 1 above). The Company recorded a tax expense of $2.5 million in 2022 for the GILTI provisions of the Tax Act.
Research and Development
For the years ended December 31, 2022, 2021 and 2020, the Company spent approximately $91 million, $74 million, and $58 million, respectively, on research activities relating to the development of new products and new product applications. All such expenditures were funded by the Company, expensed as incurred and recorded to “Selling and administrative expenses” in the Consolidated Statements of Operations.

Derivative Financial Instruments
All derivative financial instruments are reported on the balance sheet at fair value. For derivative instruments that are not designated as hedges, any gain or loss on the derivatives is recognized in earnings in the current period. A derivative instrument may be designated as a hedge of the exposure to: (1) changes in the fair value of an asset, liability, or firm commitment, (2) variability in expected future cash flows, if the hedging relationship is expected to be highly effective in offsetting changes in fair value or cash flows attributable to the hedged risk during the period of designation or (3) as a hedge of a net investment in a foreign operation. If a derivative is designated as a fair value hedge, the gain or loss on the derivative and the offsetting loss or gain on the hedged asset, liability, or firm commitment are recognized in earnings. For derivative instruments designated as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified to earnings in the same period that the hedged transaction affects earnings. For derivative instruments designated as net investment in a foreign operation, gains or losses are reported as currency translation adjustments. The ineffective portion of the gain or loss is immediately recognized in earnings. Gains or losses on derivative instruments recognized in earnings are reported in the same line item as the associated hedged transaction in the Consolidated Statements of Operations.
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
Note 2:    New Accounting Standards
Recently Adopted Accounting Standard Updates (“ASU”)
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provided optional expedients and exceptions for a limited time to ease the potential burden of accounting for reference rate reform on financial reporting. This guidance applies to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates. The guidance was effective beginning on March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which explicitly clarifies which contracts, hedging relationships, and other transactions are within the scope of the optional expedients and exceptions allowed under Topic 848.
In April 2022, the Company and its lenders executed Amendment No. 8 to the Credit Agreement, the primary purpose of which was to change the reference rate for existing and new borrowings under the Credit Agreement by replacing LIBOR with the Secured Overnight Financing Rate (“SOFR”). We applied practical expedients provided in Topic 848 allowing for the changes in contractual terms to be accounted for prospectively. These modifications had no significant impact on our consolidated financial statements. Refer to Note 11 “Debt” for further information regarding the terms of the Credit Agreement.
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
Financial information of discontinued operations
The results of operations of SVT and HPS are presented as discontinued operations for the years ended December 31, 2022, 2021 and 2020 as summarized below:

	Specialty Vehicle Technologies			High Pressure Solutions			Total
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Revenues	$6.6	$430.9	$741.4	$—	$71.9	$195.6	$6.6	$502.8	$937.0
Cost of sales	6.5	321.3	564.6	—	60.2	163.9	6.5	381.5	728.5
Gross Profit	0.1	109.6	176.8	—	11.7	31.7	0.1	121.3	208.5
Selling and administrative expenses	0.1	35.7	63.0	—	5.3	42.5	0.1	41.0	105.5
Amortization of intangible assets	—	10.4	37.1	—	2.4	23.6	—	12.8	60.7
Loss (gain) on sale	(2.8)	(298.3)	—	—	207.7	—	(2.8)	(90.6)	—
Other operating expense, net	0.7	18.1	1.7	1.6	19.0	14.5	2.3	37.1	16.2
Operating Income (Loss)	2.1	343.7	75.0	(1.6)	(222.7)	(48.9)	0.5	121.0	26.1
Other expense, net	—	—	—	—	—	0.1	—	—	0.1
Income (Loss) from Discontinued Operations Before Income Taxes	2.1	343.7	75.0	(1.6)	(222.7)	(49.0)	0.5	121.0	26.0
Provision (benefit) for income taxes	(13.2)	87.1	12.9	(1.5)	(7.7)	(11.3)	(14.7)	79.4	1.6
Income (Loss) from Discontinued Operations, Net of Tax	$15.3	$256.6	$62.1	$(0.1)	$(215.0)	$(37.7)	$15.2	$41.6	$24.4
As of December 31, 2021, total assets of discontinued operations comprised cash and cash equivalents of $6.2 million, inventories of $5.6 million, accounts receivable, net of $2.5 million, and plant, property and equipment, net of $1.2 million and total liabilities of discontinued operations comprised accrued liabilities of $14.9 million and accounts payable of $2.2 million. These assets and liabilities related to certain non-U.S. subsidiaries for which legal transfer of ownership did not occur until 2022.
The significant non-cash operating items and capital expenditures reflected in cash flows of discontinued operations for the years ended December 31, 2022, 2021 and 2020 include the following:

	Specialty Vehicle Technologies			High Pressure Solutions			Total
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Loss (gain) on sale	$(2.8)	$(298.3)	$—	$—	$207.7	$—	$(2.8)	$(90.6)	$—
Depreciation and amortization	—	14.8	51.5	—	4.0	36.9	—	18.8	88.4
Stock-based compensation expense	—	8.2	3.0	—	2.7	0.8	—	10.9	3.8
Capital expenditures	—	1.6	3.1	—	0.3	3.6	—	1.9	6.7

Note 4:    Acquisitions
2022 Acquisitions
On February 1, 2022, the Company acquired Houdstermaatschappij Jorc B.V. (“Jorc”), a manufacturer of condensate management products, for aggregate cash consideration of $30.2 million. Jorc has been reported in the Industrial Technologies and Services segment from the date of acquisition.
On September 1, 2022, the Company acquired Westwood Technical Limited (“Westwood Technical”), a control and instrumentation specialist based in the United Kingdom with unique Industrial Internet of Things (IIoT) capabilities, for aggregate cash consideration of $8.1 million and contingent consideration of up to $9.3 million. Westwood Technical has been reported in the Precision and Science Technologies segment from the date of acquisition.
On September 1, 2022, the Company acquired Holtec Gas Systems LLC (“Holtec”), a nitrogen generator manufacturer, for cash consideration of $12.6 million. Holtec has been reported in the Industrial Technologies and Services segment from the date of acquisition.
On September 1, 2022, the Company acquired Hydro Prokav Pumps (India) Private Limited (“Hydro Prokav”) for cash consideration of $14.0 million. Hydro Prokav has been reported in the Precision and Science Technologies segment from the date of acquisition.
On October 1, 2022, the Company acquired Dosatron International L.L.C (“Dosatron International”), a technology solutions provider of water powered dosing pumps and systems, for cash consideration of $89.5 million and contingent consideration of up to $14.7 million. Dosatron International has been reported in the Precision and Science Technologies segment from the date of acquisition.
On November 1, 2022, the Company acquired Pedro Gil Construcciones Mecanicas, S.L. (“Pedro Gil”), a manufacturer of positive displacement blowers, pumps and vacuum systems in the Spanish market, for aggregate cash consideration of $17.9 million. Pedro Gil has been reported in the Industrial Technologies and Services segment from the date of acquisition.
On December 1, 2022, the Company acquired Everest Blowers Private Limited and Everest Blower Systems Private Limited (collectively, “Everest Group”), the Indian market leader for customized blower and vacuum pump solutions, for $75.3 million aggregate cash consideration and estimated contingent consideration of $12.1 million. Everest Group has been reported in the Industrial Technologies and Services segment from the date of acquisition.
Other acquisitions completed during the year ended December 31, 2022 include multiple sales and service businesses and a manufacturer in the Industrial Technologies and Services segment. The aggregate consideration for these acquisitions was $19.9 million.
Of the goodwill recognized on our 2022 acquisitions, $10.2 million is expected to be deductible for tax purposes.
The following table summarizes the allocation of consideration for all businesses acquired in 2022 to the fair values of identifiable assets acquired and liabilities assumed at the acquisition dates. Initial accounting for all 2022 acquisitions is substantially complete. Any further adjustments during the measurement period are not expected to be material.

	Dosatron International	All others	Total Consideration
Accounts receivable	$1.8	$16.3	$18.1
Inventories	6.2	20.7	26.9
Other current assets	0.1	1.3	1.4
Property, plant and equipment	0.3	8.9	9.2
Goodwill	57.4	150.5	207.9
Intangible assets	41.9	43.0	84.9
Other noncurrent assets	13.8	0.9	14.7
Total current liabilities	(3.5)	(30.6)	(34.1)
Deferred tax liabilities	(13.8)	(9.7)	(23.5)
Other noncurrent liabilities	—	(1.9)	(1.9)
Total consideration	$104.2	$199.4	$303.6

Acquisition Revenues and Operating Income
The revenues and operating income included in the consolidated financial statements for these acquisitions subsequent to their acquisition date were $38.4 million and $3.4 million, respectively, for the year ended December 31, 2022.
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
On January 31, 2021, the Company acquired the Vacuum and Blower Systems division of Tuthill Corporation for cash consideration of $184.0 million. The business operates under the tradenames M-D Pneumatics and Kinney Vacuum Pumps and is a leader in the design and manufacture of positive displacement blowers, mechanical vacuum pumps, vacuum boosters and engineered blower and vacuum systems. The acquisition is intended to expand the product portfolio of the Industrial Technologies and Services segment with complementary technologies and applications. The goodwill arising from the acquisition is attributable to the expected cost synergies, anticipated growth of new and existing customers, and the assembled workforce. The goodwill resulting from this acquisition is deductible for tax purposes.
On July 30, 2021, the Company acquired Maximus Solutions for cash consideration of $111.0 million, net of cash acquired. The business is a provider of digital controls and Industrial Internet of Things (IIoT) production management systems for the agritech software and controls market. The acquisition is intended to expand product and service offerings of the Precision and Science Technologies segment into attractive end markets and contribute to growth in digital and connected solutions. The goodwill arising from the acquisition is attributable to synergies expected from building on Maximus’s expertise in digital controls and IIoT systems and from anticipated growth from existing and new customers. None of this goodwill is deductible for tax purposes.
On August 31, 2021, the Company acquired Seepex GmbH (“Seepex”) for cash consideration of $482.1 million, net of cash acquired. Seepex is a global leader in progressive cavity pump solutions. The acquisition expands the product portfolio of the Precision and Science Technologies segment with offerings that primarily serve the water, wastewater, food and beverage, and chemical end markets. The goodwill arising from the acquisition is attributable to the expected cost synergies, anticipated growth of new and existing customers, and the assembled workforce. None of this goodwill is deductible for tax purposes.
On October 29, 2021, the Company acquired Air Dimensions Inc. for cash consideration of $70.8 million. The business designs, manufactures and sells vacuum diaphragm pumps primarily for environmental applications. The acquisition is intended to expand the product portfolio of the Precision and Science Technologies segment and further penetrate end markets such as emission monitoring, biogas, utility and chemical processing. The goodwill arising from the acquisition is attributable to growth expected from product and channel synergies and to the assembled workforce. The goodwill resulting from this acquisition is deductible for tax purposes.
On December 1, 2021, the Company acquired the assets of Tuthill Corporation’s Pump Group for cash consideration of $84.8 million. The business is a market leader in gear and piston pump solutions. The acquisition is intended to complement existing brands and technologies in the Precision and Science Technologies segment and further penetrate high growth end markets, including life and sciences, food and beverage, medical and water and wastewater treatment. The goodwill arising from the acquisition is attributable to revenue growth and cost savings opportunities and to the assembled workforce. The majority of the goodwill resulting from this acquisition is deductible for tax purposes.
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

	Seepex	M-D Pneumatics and Kinney Vacuum Pumps	Maximus Solutions	All Others	Total Consideration
Accounts receivable	$24.9	$4.8	$4.3	$9.4	$43.4
Inventories	42.4	3.8	2.9	10.1	59.2
Other current assets	1.9	0.2	0.2	0.3	2.6
Property, plant and equipment	40.6	16.2	2.1	15.0	73.9
Goodwill	249.0	81.5	75.9	79.6	486.0
Intangible assets	239.2	82.5	39.5	95.9	457.1
Other noncurrent assets	1.4	—	—	—	1.4
Total current liabilities	(35.1)	(3.5)	(2.4)	(4.1)	(45.1)
Deferred tax liabilities	(75.6)	—	(11.3)	(4.2)	(91.1)
Other noncurrent liabilities	(6.6)	(1.5)	(0.2)	(1.8)	(10.1)
Total consideration	$482.1	$184.0	$111.0	$200.2	$977.3
Acquisition Revenues and Operating Income
The revenues included in the consolidated financial statements for these acquisitions subsequent to their acquisition date were $356.1 million and $145.9 million, respectively, for the years ended December 31, 2022 and 2021. The operating income (loss) included in the consolidated financial statements for these acquisitions subsequent to their acquisition date was $31.8 million and $(4.5) million, respectively, for the years ended December 31, 2022 and 2021.
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

The following table summarizes the allocation of consideration to the fair values of assets acquired and liabilities assumed of Ingersoll Rand Industrial as of February 29, 2020. These amounts include assets and liabilities of the Specialty Vehicle Technologies segment, which was divested during the year ended December 31, 2021 and is reported as a discontinued operation. Refer to Note 3 for further information on the sale of SVT.

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
Summary of significant fair value methods
The methods used to determine the fair value of certain significant identifiable assets and liabilities included in the allocation of purchase price are discussed below.
Property, Plant and Equipment
The fair value of property, plant and equipment was primarily calculated using replacement costs adjusted for the age and condition of the asset, with the exception of real property which was calculated using the market approach, and is summarized below.

Land and buildings	$215.1
Machinery and equipment	256.9
Office furniture and equipment	13.4
Other	1.0
Construction in progress	30.1
Total property, plant and equipment	$516.5
Identifiable Intangible Assets
The fair value and weighted average useful life of the Ingersoll Rand Industrial identifiable intangible assets are as follows.

	Fair Value	Weighted Average Useful Life (Years)
Tradenames	$1,312.0	Indefinite
Developed technology	236.0	7
Customer relationships	2,101.0	13
Backlog	81.2	<1
Internal-use software and other	36.4	2
Total identifiable intangible assets	$3,766.6

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

2020
Revenues	$5,398.0
Net Income	164.8
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
The table below reflects the impact of material and nonrecurring adjustments to the unaudited pro forma results for the year ended December 31, 2020 that are directly attributable to the acquisition.

2020
Increase to revenue as a result of deferred revenue fair value adjustment, net of tax	$13.8
Decrease to expense as a result of inventory fair value adjustment, net of tax	(89.6)
Decrease to expense as a result of transaction costs, net of tax	(34.8)
Settlement of post-acquisition contingencies
In 2021, the Company and Trane Technologies concluded several post-closing steps of the Ingersoll Rand Industrial transaction, finalizing measurements of transferred working capital, indebtedness and retirement plan funding. As a result, Trane Technologies made a payment of $49.5 million to Ingersoll Rand. The Company realized a gain of $30.1 million in 2021, which is reported within “Other income, net” on the Consolidated Statement of Operations. This payment was received in the third quarter of 2021 and is reflected within changes in “Other assets and liabilities, net” on the Consolidated Statement of Cash Flows.
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
Acquisition Revenues and Operating Income
The revenues included in the consolidated financial statements for these acquisitions subsequent to their acquisition date were $26.3 million, $23.5 million and $8.9 million, respectively, for the years ended December 31, 2022, 2021 and 2020. The operating income included in the consolidated financial statements for these acquisitions subsequent to their acquisition date was $4.4 million, $2.1 million and $0.9 million, respectively, for the years ended December 31, 2022, 2021 and 2020.

Note 5:    Restructuring
Subsequent to the acquisition of and merger with Ingersoll Rand Industrial, the Company announced a restructuring program (“2020 Plan”) to create efficiencies and synergies, reduce the number of facilities and optimize operating margin within the merged Company. Through December 31, 2022, we recognized expense related to the 2020 Plan of $125.7 million, comprising $98.8 million, $15.6 million and $11.3 million for Industrial Technologies and Services, Precision and Science Technologies and Corporate, respectively. The Company expects total expense for workforce restructuring, facility consolidation and other exit and disposal activities under the 2020 Plan to be approximately $127 million to $138 million.
For the years ended December 31, 2022, 2021 and 2020, “Restructuring charges, net” were recognized within “Other operating expense, net” in the Consolidated Statements of Operations and consisted of the following.

	2022	2021	2020
Industrial Technologies and Services	$20.1	$8.4	$70.3
Precision and Science Technologies	8.7	—	6.9
Corporate	0.5	5.0	5.8
Restructuring charges, net	$29.3	$13.4	$83.0
The following table summarizes the activity associated with the Company’s restructuring programs (included in “Accrued liabilities” in the Consolidated Balance Sheets) for the years ended December 31, 2022 and 2021.

	2022	2021
Balance at beginning of the period	$12.3	$17.5
Charged to expense - termination benefits	16.9	9.6
Charged to expense - other(1)	6.4	2.7
Payments	(20.6)	(15.9)
Foreign currency translation and other	(0.1)	(1.6)
Balance at end of the period	$14.9	$12.3
(1)Excludes $6.0 million and $1.1 million of non-cash charges that impacted restructuring expense but not the restructuring liabilities during the years ended December 31, 2022 and 2021, respectively.
Note 6:    Allowance for Credit Losses
The following table summarized the activity associated with allowance for credit losses for the years ended December 31, 2022, 2021 and 2020.

	2022	2021	2020
Balance at beginning of the period	$42.3	$50.9	$16.6
Acquisition of Ingersoll Rand Industrial	—	—	25.1
Provision (benefit) charged to expense(1)	10.1	(4.3)	10.3
Write-offs, net of recoveries	(3.2)	(3.8)	(3.5)
Foreign currency translation and other	(2.0)	(0.5)	2.4
Balance at end of the period	$47.2	$42.3	$50.9
(1)In the fourth quarter of 2021, the Company adjusted its allowance for credit losses in certain major portions of the business due to improved collection experience and reduction of past due receivables. The impact of these updates was a $6.6 million reduction in the allowance, with a corresponding benefit within “Selling and administrative expenses.”

Note 7:    Inventories
Inventories as of December 31, 2022 and 2021 consisted of the following.

	2022	2021
Raw materials, including parts and subassemblies	$625.0	$506.6
Work-in-process	122.2	88.6
Finished goods	338.7	283.4
	1,085.9	878.6
LIFO reserve	(60.5)	(24.4)
Inventories	$1,025.4	$854.2
At December 31, 2022 and 2021, approximately 42% and 41%, respectively, of total inventory is accounted for on a last-in, first-out (“LIFO”) basis.
Note 8:    Property, Plant and Equipment
Property, plant and equipment, net as of December 31, 2022 and 2021 consisted of the following.

	2022	2021
Land and land improvements	$64.6	$60.1
Buildings	298.2	300.3
Machinery and equipment	556.6	548.1
Office furniture and equipment	63.1	58.3
Construction in progress	59.3	39.5
	1,041.8	1,006.3
Accumulated depreciation	(417.4)	(357.7)
Property, plant and equipment, net	$624.4	$648.6
Note 9:    Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill attributable to each reportable segment for the years ended December 31, 2022 and 2021 are as follows.

	Industrial Technologies and Services	Precision and Science Technologies	Total
Balance as of December 31, 2020	$4,151.2	$1,431.4	$5,582.6
Acquisitions	87.9	391.4	479.3
Foreign currency translation and other(1)	(61.8)	(18.5)	(80.3)
Balance as of December 31, 2021	4,177.3	1,804.3	5,981.6
Acquisitions	121.5	86.4	207.9
Foreign currency translation and other(1)	(76.3)	(49.0)	(125.3)
Balance as of December 31, 2022	$4,222.5	$1,841.7	$6,064.2
(1)Includes measurement period adjustments.
The Company acquired multiple businesses during the year ended December 31, 2022. The excess of the purchase price over the estimated fair values of intangible assets, identifiable assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price was preliminary for certain of these acquisitions and is subject to refinement based on final fair values of the identified assets acquired and liabilities assumed. The goodwill attributable to these businesses is as follows.

2022 Acquisitions	Industrial Technologies and Services	Precision and Science Technologies	Total
Dosatron International	$—	$57.4	$57.4
Other acquisitions	121.5	29.0	150.5
	$121.5	$86.4	$207.9
The Company acquired several businesses during the year ended December 31, 2021. The excess of the purchase price over the estimated fair values of intangible assets, identifiable assets and assumed liabilities was recorded as goodwill. The goodwill attributable to these businesses is as follows.

2021 Acquisitions	Industrial Technologies and Services	Precision and Science Technologies	Total
Seepex	$—	$245.3	$245.3
M-D Pneumatics and Kinney Vacuum Pumps	80.0	—	80.0
Maximus Solutions	—	75.7	75.7
Other acquisitions	7.9	70.4	78.3
	$87.9	$391.4	$479.3
As of December 31, 2022 and 2021, goodwill included a total of $220.6 million of accumulated impairment losses within the Industrial Technologies and Services segment related to impairments recognized in and prior to 2015.
Goodwill Impairment Tests
Consistent with our accounting policy described in Note 1, we performed our annual goodwill impairment testing as of the first day of our fiscal fourth quarters of 2022, 2021 and 2020. For the years ended December 31, 2022, 2021 and 2020, each reporting unit’s fair value was in excess of its net carrying value, and therefore, no goodwill impairment was recorded.
Other Intangible Assets
Other intangible assets as of December 31, 2022 and 2021 consisted of the following.

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer lists and relationships	$3,029.0	$(1,286.1)	$1,742.9	$3,055.0	$(1,048.3)	$2,006.7
Technology	360.0	(124.5)	235.5	356.4	(77.8)	278.6
Tradenames	46.2	(22.7)	23.5	47.8	(19.0)	28.8
Backlog	1.0	(0.3)	0.7	8.1	(5.1)	3.0
Other	113.7	(93.2)	20.5	107.1	(76.9)	30.2
Unamortized intangible assets:
Tradenames	1,555.5	—	1,555.5	1,565.4	—	1,565.4
Total other intangible assets	$5,105.4	$(1,526.8)	$3,578.6	$5,139.8	$(1,227.1)	$3,912.7
Amortization of intangible assets was $347.6 million, $332.9 million and $335.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization of intangible assets is anticipated to be approximately $340 million in each of 2023 and 2024, $260 million in 2025 and $200 million in each of 2026 and 2027 based upon currency exchange rates as of December 31, 2022.

Other Intangible Asset Impairment Tests
The Company recognized an impairment in the third quarter of 2020 of $19.9 million to reduce the carrying value of two tradenames in the Industrial Technologies and Services segment.
Consistent with our accounting policy described in Note 1, we performed our annual intangible asset impairment testing as of the first day of our fiscal fourth quarters of 2022, 2021 and 2020. For the years ended December 31, 2022, 2021 and 2020, other than as discussed above, each tradename’s fair value was in excess of its net carrying value, and therefore, no impairment was recorded.
Note 10:    Accrued Liabilities
Accrued liabilities as of December 31, 2022 and 2021 consisted of the following:

	2022	2021
Salaries, wages, and related fringe benefits	$223.3	$232.1
Contract liabilities	305.6	242.1
Product warranty	46.2	42.5
Operating lease liabilities	39.6	34.9
Restructuring	14.9	12.3
Taxes	63.3	41.6
Other	165.9	135.8
Total accrued liabilities	$858.8	$741.3
A reconciliation of the changes in the accrued product warranty liability for the years ended December 31, 2022 and 2021 is as follows.

	2022	2021
Balance at the beginning of period	$42.5	$41.1
Product warranty accruals	20.4	16.1
Acquired warranty	—	2.1
Settlements	(14.8)	(15.7)
Foreign currency translation and other	(1.9)	(1.1)
Balance at the end of period	$46.2	$42.5
Note 11: Debt
Debt as of December 31, 2022 and 2021 consisted of the following.

	2022	2021
Short-term borrowings	$4.5	$—
Long-term debt
Dollar Term Loan B, due 2027(1)	$1,846.3	$1,865.0
Dollar Term Loan, due 2027(2)	901.4	910.5
Euro Term Loan, due 2027(3)	—	670.7
Finance leases and other long-term debt	22.2	23.9
Unamortized debt issuance costs	(21.8)	(29.5)
Total long-term debt, net, including current maturities	2,748.1	3,440.6
Current maturities of long-term debt	32.0	38.8
Total long-term debt, net	$2,716.1	$3,401.8
(1)As of December 31, 2022, this amount is presented net of unamortized discounts of $1.4 million. As of December 31, 2022, the applicable interest rate was 5.94% and the weighted-average rate was 3.46% for the year ended December 31, 2022.
(2)As of December 31, 2022, this amount is presented net of unamortized discounts of $0.7 million. As of December 31, 2022, the applicable interest rate was 5.94% and the weighted-average rate was 3.46% for the year ended December 31, 2022.
(3)The weighted-average rate was 2.00% for the six month period prior to loan repayment on June 30, 2022.

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
As of December 31, 2022, the aggregate amount of commitments under the Revolving Credit Facility was $1,100.0 million and the capacity under the Revolving Credit Facility to issue letters of credit was $400.0 million. As of December 31, 2022, the

Company had no outstanding borrowings, no outstanding letters of credit under the New Revolving Credit Facility and unused availability of $1,100.0 million.
Interest Rate and Fees
Borrowings under the Dollar Term Loan, Dollar Term Loan B, and Revolving Credit Facility (other than Revolving Credit Facility borrowings in GBP or EUR) bear interest at a rate equal to, at the Company’s option, either (a) the greater of SOFR for the relevant interest period or 0.00% per annum, in each case adjusted for statutory reserve requirements, plus an applicable margin or (b) a base rate (the “Base Rate”) equal to the highest of (1) the rate of interest publicly announced by the administrative agent as its prime rate in effect at its principal office, (2) the federal funds effective rate plus 0.50%, (3) SOFR for an interest period of one month, adjusted for statutory reserve requirements, plus 1.00% and (4) 1.00%, in each case, plus an applicable margin. Borrowings under the Euro Term Loan and Revolving Credit Facility borrowings in EUR (if any) bear interest at a rate equal to the greater of EURIBOR for the relevant interest period, or 0.00% per annum, in each case adjusted for statutory reserve requirements, plus an applicable margin. Borrowings under the Revolving Credit Facility in GBP (if any) bear interest at a rate equal to the greater of (a) daily simple SONIA plus an applicable spread adjustment or (b) 0.00% per annum, in each case adjusted for statutory reserve requirements, plus an applicable margin. The applicable margin for (i) the Dollar Term Loan is 1.75% for SOFR loans and 0.75% for base rate loans, (ii) the Dollar Term Loan B is 1.75% for SOFR loans and 0.75% for base rate loans, (iii) the Euro Term Loan is 2.00%, (iv) the Revolving Credit Facility is 2.00% for SOFR loans, EURIBOR loans and SONIA loans and 1.00% for Base Rate loans.
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
Total Debt Maturities
Total debt maturities for the five years subsequent to December 31, 2022 and thereafter are approximately $36.5 million, $32.0 million, $30.1 million, $30.0 million, $2,638.1 million and $9.8 million, respectively.
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
The Company also provides postretirement healthcare and life insurance benefits to a limited group of current and retired employees, primarily in the United States. All of the Company’s postretirement benefit plans are unfunded.

The following table provides a reconciliation of the changes in the benefit obligations and in the fair value of the plan assets for the periods described below.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2022	2021	2022	2021	2022	2021
Reconciliation of Benefit Obligations:
Beginning balance	$441.8	$484.3	$396.2	$445.7	$28.7	$31.3
Service cost	4.4	5.3	3.3	4.3	—	—
Interest cost	11.3	10.8	5.9	4.6	0.7	0.6
Plan amendments	—	—	—	—	—	1.8
Actuarial gains(1)	(105.0)	(20.0)	(112.0)	(30.0)	(5.0)	(1.6)
Benefit payments	(26.5)	(25.7)	(11.2)	(13.7)	(3.3)	(3.3)
Plan settlements	(6.2)	(12.9)	—	—	—	—
Effect of foreign currency exchange rate changes	—	—	(34.7)	(14.7)	(0.1)	(0.1)
Benefit obligations ending balance	$319.8	$441.8	$247.5	$396.2	$21.0	$28.7
Reconciliation of Fair Value of Plan Assets:
Beginning balance	$384.7	$395.0	$297.7	$284.8
Actual return on plan assets	(92.5)	4.8	(66.9)	25.4
Employer contributions	4.1	11.5	5.9	7.6
Acquisitions	—	12.0	—	—
Plan settlements	(6.2)	(12.9)	—	—
Benefit payments	(26.5)	(25.7)	(11.2)	(13.7)
Effect of foreign currency exchange rate changes	—	—	(29.1)	(6.4)
Fair value of plan assets ending balance	$263.6	$384.7	$196.4	$297.7

Funded Status as of Period End	$(56.2)	$(57.1)	$(51.1)	$(98.5)	$(21.0)	$(28.7)
(1)Actuarial gains primarily resulted from changes in discount rates.
Amounts recognized as a component of accumulated other comprehensive income (loss) as of December 31, 2022 and 2021 that have not been recognized as a component of net periodic benefit cost are presented in the following table.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2022	2021	2022	2021	2022	2021
Net actuarial losses (gains)	$(11.8)	$(12.7)	$(10.4)	$26.0	$(4.4)	$0.5
Prior service cost	—	—	2.6	3.1	0.1	0.2
Amounts included in accumulated other comprehensive income (loss)	$(11.8)	$(12.7)	$(7.8)	$29.1	$(4.3)	$0.7
Pension and other postretirement benefit liabilities and assets are included in the following captions in the Consolidated Balance Sheets as of December 31, 2022 and 2021.

	2022	2021
Other assets	$17.8	$10.4
Accrued liabilities	(9.1)	(10.9)
Pension and other postretirement benefits	(137.0)	(183.8)

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2022 and 2021.

	U.S. Pension Plans		Non-U.S. Pension Plans
	2022	2021	2022	2021
Projected benefit obligations	$319.8	$385.0	$96.2	$154.7
Accumulated benefit obligation	319.8	382.8	81.1	126.4
Fair value of plan assets	263.6	326.7	17.3	26.9
The accumulated benefit obligation for all U.S. defined benefit pension plans was $319.8 million and $439.6 million as of December 31, 2022 and 2021, respectively. The accumulated benefit obligation for all non-U.S. defined benefit pension plans was $237.1 million and $386.4 million as of December 31, 2022 and 2021, respectively.
The following tables provide the components of net periodic benefit cost (income) and other amounts recognized in other comprehensive income (loss), before income tax effects, for the years ended December 31, 2022, 2021 and 2020.

	U.S. Pension Plans
	2022	2021	2020
Net Periodic Benefit Cost:
Service cost	$4.4	$5.3	$5.8
Interest cost	11.3	10.8	9.5
Expected return on plan assets	(13.0)	(12.2)	(12.0)
Net periodic benefit cost	2.7	3.9	3.3
Gain due to settlement	(0.5)	(0.6)	—
Total net periodic benefit cost recognized	$2.2	$3.3	$3.3
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial loss (gain)	$0.4	$(12.5)	$(6.4)
Amortization of net actuarial gain	0.5	0.6	—
Total recognized in other comprehensive income (loss)	$0.9	$(11.9)	$(6.4)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$3.1	$(8.6)	$(3.1)

	Non-U.S. Pension Plans
	2022	2021	2020
Net Periodic Benefit Cost (Income):
Service cost	$3.3	$4.3	$3.8
Interest cost	5.9	4.6	6.1
Expected return on plan assets	(11.8)	(12.2)	(11.0)
Amortization of prior service cost	0.1	0.2	0.1
Amortization of net actuarial loss	0.3	4.9	2.9
Total net periodic benefit cost (income) recognized	$(2.2)	$1.8	$1.9
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial loss (gain)	$(33.3)	$(43.3)	$16.3
Amortization of net actuarial loss	(0.3)	(4.9)	(2.9)
Amortization of prior service cost	(0.1)	(0.2)	(0.1)
Effect of foreign currency exchange rate changes	(3.2)	(1.4)	4.2
Total recognized in other comprehensive income (loss)	$(36.9)	$(49.8)	$17.5
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$(39.1)	$(48.0)	$19.4

	Other Postretirement Benefits
	2022	2021	2020
Net Periodic Benefit Cost:
Interest cost	$0.7	$0.6	$0.5
Amortization of prior service cost	—	0.1	—
Amortization of net actuarial loss	—	0.1	—
Net periodic benefit cost	0.7	0.8	0.5
Loss due to curtailments or settlements	—	—	0.3
Total net periodic benefit cost recognized	$0.7	$0.8	$0.8
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial loss (gain)	$(5.0)	$(1.6)	$2.0
Amortization of net actuarial loss	—	(0.1)	—
Prior service cost	—	1.9	(1.6)
Amortization of prior service cost	—	(0.1)	—
Total recognized in other comprehensive income (loss)	$(5.0)	$0.1	$0.4
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(4.3)	$0.9	$1.2
The discount rate selected to measure the present value of the Company’s benefit obligations was derived by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under a plan. The Company selects the expected long-term rate of return on plan assets in consultation with the plans’ advisors. This rate is intended to reflect the expected average rate of earnings on the funds invested or to be invested to provide plan benefits and the Company’s most recent plan assets target allocations. In estimating the expected long-term rate of return on plan assets, appropriate consideration is given to historical performance of the major asset classes held or anticipated to be held by the plans and to current forecasts of future rates of return for those asset classes. Because assets are held in qualified trusts, expected returns are not adjusted for taxes.
The following actuarial assumptions were used to determine net periodic benefit cost (income) and benefit obligations for the years ended December 31, 2022, 2021 and 2020.

	U.S. Pension Plans			Non-U.S. Pension Plans
	2022	2021	2020	2022	2021	2020
Weighted-average actuarial assumptions used to determine net periodic benefit cost:
Discount rate	2.7%	2.4%	2.7%	1.6%	1.1%	1.6%
Expected long-term rate of return on plan assets	3.5%	3.2%	2.6%	4.4%	4.3%	4.4%
Rate of compensation increases	3.0%	3.0%	4.0%	4.3%	3.1%	2.7%
Weighted-average actuarial assumptions used to determine benefit obligations:
Discount rate	5.2%	2.7%	2.4%	4.5%	1.6%	1.1%
Rate of compensation increases	N/A	3.0%	3.0%	4.3%	4.3%	3.1%

The following actuarial assumptions were used to determine other postretirement benefit plans costs and obligations for the years ended December 31, 2022, 2021 and 2020.

	Other Postretirement Benefits
	2022	2021	2020
Discount rate used to determine net periodic benefit cost	2.4% - 3.0%	1.8% - 2.4%	2.3% - 3.0%
Discount rate used to determine benefit obligations	4.9% - 5.2%	2.4% - 3.0%	1.9% - 2.3%
Weighted-average actuarial assumptions used to determine other postretirement benefit plans costs and obligations:
Healthcare cost trend rate assumed for next year	6.8%	6.8%	6.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.7%
Year that the date reaches the ultimate trend rate	2034	2034	2029
The following table reflects the estimated benefit payments for the next five years and for the years 2028 through 2032. The estimated benefit payments for the non-U.S. pension plans were calculated using foreign exchange rates as of December 31, 2022.

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans
2023	$31.2	$12.5	$3.0
2024	27.5	13.0	2.7
2025	27.2	14.9	2.5
2026	26.0	15.0	2.3
2027	25.4	14.3	2.0
Aggregate 2028-2032	115.4	79.8	7.6
In 2023, the Company expects to contribute approximately $2.8 million to the U.S. pension plans, approximately $6.1 million to the non-U.S. pension plans, and approximately $3.0 million to the other postretirement benefit plans.
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

The Company’s primary pension plans are in the U.S. and UK which together comprise approximately 81% of the total benefit obligations and 92% of total plan assets as of December 31, 2022. The following table presents the long-term target allocations for these plans as of December 31, 2022.

	U.S. Plans	UK Plan
Asset category:
Equity	12%	34%
Fixed income	84%	55%
Real estate and other	4%	11%
Total	100%	100%
Fair Value Measurements
The following tables present the fair values of the Company’s pension plan assets as of December 31, 2022 and 2021 by asset category within the ASC 820 hierarchy (as defined in Note 20 “Fair Value Measurements”).

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV (5)	Total
Asset Category
Cash and cash equivalents(1)	$3.2	$—	$—	$—	$3.2
Equity funds:
U.S. small-cap	—	—	—	3.8	3.8
U.S. large-cap	—	3.9	—	18.5	22.4
International equity(2)	20.1	16.9	—	27.5	64.5
Total equity funds	20.1	20.8	—	49.8	90.7
Fixed income funds:
Corporate bonds - international	—	44.6	—	7.6	52.2
UK index-linked gilts	—	41.6	—	—	41.6
U.S. fixed income - government securities	—	—	—	33.1	33.1
U.S. fixed income - short duration	—	—	—	1.8	1.8
U.S. fixed income - intermediate duration	—	—	—	50.3	50.3
U.S. fixed income - long corporate	—	—	—	135.7	135.7
Global fixed income	—	—	—	8.0	8.0
Total fixed income funds	—	86.2	—	236.5	322.7
Other types of investments:
International real estate(3)	—	16.6	—	—	16.6
Other(4)		—	26.8	—	26.8
Total	$23.3	$123.6	$26.8	$286.3	$460.0

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV (5)	Total
Asset Category
Cash and cash equivalents(1)	$12.7	$—	$—	$—	$12.7
Equity funds:
U.S. small-cap	—	—	—	6.3	6.3
U.S. large-cap	—	8.0	—	29.0	37.0
International equity(2)	24.3	45.9	—	68.3	138.5
Total equity funds	24.3	53.9	—	103.6	181.8
Fixed income funds:
Corporate bonds - international	—	25.3	—	9.6	34.9
UK index-linked gilts	—	35.9	—	—	35.9
U.S. fixed income - government securities	—	—	—	38.0	38.0
U.S. fixed income - short duration	—	—	—	5.2	5.2
U.S. fixed income - intermediate duration	—	—	—	41.1	41.1
U.S. fixed income - long corporate	—	—	—	234.8	234.8
Global fixed income	—	—	—	13.5	13.5
Total fixed income funds	—	61.2	—	342.2	403.4
Other types of investments:
International real estate(3)	—	49.5	—	—	49.5
Other(4)		—	34.0	1.0	35.0
Total	$37.0	$164.6	$34.0	$446.8	$682.4
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
Defined Contribution Plans
The Company also sponsors defined contribution plans at various locations throughout the world. Benefits are determined and funded regularly based on terms of the plans or as stipulated in a collective bargaining agreement. The Company’s full-time salaried and hourly employees in the U.S. are eligible to participate in Company-sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401(k) of the Internal Revenue Code. The Company’s contributions to the savings plans are in the form of cash. The Company’s total contributions to all worldwide defined contribution plans for the years ended December 31, 2022, 2021, and 2020 were $46.6 million, $40.6 million and $35.9 million, respectively.
Other Benefit Plans
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

Note 13:    Stockholders’ Equity and Noncontrolling Interests
Stockholders’ Equity
As of December 31, 2022 and 2021, 1,000,000,000 shares of voting common stock were authorized. Shares of common stock outstanding were 405,117,710 and 407,785,207 as of December 31, 2022 and 2021, respectively. The Company is governed by the General Corporation Law of the State of Delaware. All authorized shares of voting common stock have a par value of $0.01. Shares of common stock reacquired are considered issued and reported as Treasury shares.
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
In 2020, the Company initiated and completed a tender offer of approximately 6% of outstanding shares for an aggregate purchase price of $14.9 million. Later in 2020, approximately 5% of outstanding shares were subsequently sold for an aggregate purchase price of $11.9 million. As a result of these transactions, the Company’s ownership interest in IR India Limited increased from approximately 74% before the tender offer to approximately 75% after the sale.
Share Repurchase Program
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
For the year ended December 31, 2022, the Company repurchased 5,673,937 shares under the 2021 Repurchase Program at a weighted average price of $45.36 per share for an aggregate value of $257.3 million.
There were no shares repurchased under the 2021 Repurchase Program for the year ended December 31, 2021.
Other Share Repurchases
On August 6, 2021, affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) completed a secondary offering to sell its remaining 29,788,635 shares of common stock, of which Ingersoll Rand purchased 14,894,317 shares for $49.05 per share.
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

The before tax income (loss) and related income tax effect are as follows.

	Foreign Currency Translation Adjustments, Net	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2019	$(193.6)	$(10.9)	$(51.5)	$(256.0)
Before tax income (loss)	253.1	14.2	(11.5)	255.8
Income tax effect	15.1	(3.3)	2.6	14.4
Other comprehensive income (loss)	268.2	10.9	(8.9)	270.2
Balance as of December 31, 2020	$74.6	$—	$(60.4)	$14.2
Before tax income (loss)	(119.9)	—	61.6	(58.3)
Income tax effect	16.9	—	(12.9)	4.0
Other comprehensive income (loss)	(103.0)	—	48.7	(54.3)
Divestiture of foreign subsidiaries	(1.5)	—	—	(1.5)
Balance as of December 31, 2021	$(29.9)	$—	$(11.7)	$(41.6)
Before tax income (loss)	(237.1)	21.3	41.0	(174.8)
Income tax effect	(15.8)	(5.3)	(14.2)	(35.3)
Other comprehensive income (loss)	(252.9)	16.0	26.8	(210.1)
Balance as of December 31, 2022	$(282.8)	$16.0	$15.1	$(251.7)
The tables above include only the other comprehensive income (loss), net of tax, attributable to Ingersoll Rand Inc. Other comprehensive loss, net, attributable to noncontrolling interest holders was 7.2 million, 2.3 million and $1.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, and related entirely to foreign currency translation adjustments.
Changes in accumulated other comprehensive income (loss) by component for the periods described below are presented in the following table(1).

	Foreign Currency Translation Adjustments, Net	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2019	$(193.6)	$(10.9)	$(51.5)	$(256.0)
Other comprehensive income (loss) before reclassifications	268.2	(3.0)	(11.2)	254.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	13.9	2.3	16.2
Other comprehensive income (loss)	268.2	10.9	(8.9)	270.2
Balance as of December 31, 2020	$74.6	$—	$(60.4)	$14.2
Other comprehensive income (loss) before reclassifications	(103.0)	—	45.2	(57.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	3.5	3.5
Other comprehensive income (loss)	(103.0)	—	48.7	(54.3)
Divestiture of foreign subsidiaries	(1.5)	—	—	(1.5)
Balance as of December 31, 2021	$(29.9)	$—	$(11.7)	$(41.6)
Other comprehensive income (loss) before reclassifications	(244.3)	13.9	26.9	(203.5)
Amounts reclassified from accumulated other comprehensive income (loss)	(8.6)	2.1	(0.1)	(6.6)
Other comprehensive income (loss)	(252.9)	16.0	26.8	(210.1)
Balance as of December 31, 2022	$(282.8)	$16.0	$15.1	$(251.7)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020 are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	2022	2021	2020	Affected Line(s) in the Statement Where Net Income is Presented
Cash flow hedges (interest rate swaps and caps)	$2.8	$—	$18.5	Interest expense
Benefit for income taxes	(0.7)	—	(4.6)	Benefit for income taxes
Cash flow hedges (interest rate swaps and caps), net of tax	$2.1	$—	$13.9

Net investment hedges	$(11.5)	$—	$—	Interest expense
Provision for income taxes	2.9	—	—	Benefit for income taxes
Net investment hedges, net of tax	$(8.6)	$—	$—

Amortization of defined benefit pension and other postretirement benefit items(1)	$(0.1)	$4.7	$3.0	Cost of sales and Selling and administrative expenses
Benefit for income taxes	—	(1.2)	(0.7)	Benefit for income taxes
Amortization of defined benefit pension and other postretirement benefit items, net of tax	$(0.1)	$3.5	$2.3

Total reclassifications for the period	$(6.6)	$3.5	$16.2
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
Disaggregation of Revenue
The following table provides disaggregated revenue by reportable segment for the years ended December 31, 2022 and 2021.

	Industrial Technologies and Services		Precision and Science Technologies		Total
	2022	2021	2022	2021	2022	2021
Primary Geographic Markets
United States	$1,900.3	$1,554.6	$550.1	$432.2	$2,450.4	$1,986.8
Other Americas	320.5	264.9	29.7	20.5	350.2	285.4
Total Americas	2,220.8	1,819.5	579.8	452.7	2,800.6	2,272.2
EMEIA	1,442.8	1,363.4	434.5	368.1	1,877.3	1,731.5
Asia Pacific	1,041.5	978.1	196.9	170.6	1,238.4	1,148.7
Total	$4,705.1	$4,161.0	$1,211.2	$991.4	$5,916.3	$5,152.4

Product Categories
Original equipment(1)	$2,852.5	$2,467.1	$980.3	$822.3	$3,832.8	$3,289.4
Aftermarket(2)	1,852.6	1,693.9	230.9	169.1	2,083.5	1,863.0
Total	$4,705.1	$4,161.0	$1,211.2	$991.4	$5,916.3	$5,152.4

Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$4,314.3	$3,811.3	$1,204.1	$988.3	$5,518.4	$4,799.6
Revenue recognized over time(4)	390.8	349.7	7.1	3.1	397.9	352.8
Total	$4,705.1	$4,161.0	$1,211.2	$991.4	$5,916.3	$5,152.4
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
As of December 31, 2022, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $551.5 million in the next twelve months and $492.1 million in periods thereafter. The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time and service contracts with an original duration greater than one year.

Contract Balances
The following table provides the contract balances as of December 31, 2022 and 2021 presented in the Consolidated Balance Sheets.

	December 31, 2022	December 31, 2021
Accounts receivable, net	$1,122.0	$948.6
Contract assets	70.6	60.8
Contract liabilities - current	305.6	242.1
Contract liabilities - noncurrent	1.1	1.4
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
Contract liabilities – Advance payments received from customers for contracts for which revenue is not yet recognized. Contract liability balances are generally recognized in revenue within twelve months. Of the $243.5 million in contract liabilities as of December 31, 2021, we recognized substantially all as revenue in the year ended December 31, 2022.
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
Note 16:    Income Taxes
Income (loss) before income taxes for the years ended December 31, 2022, 2021 and 2020 consisted of the following.

	2022	2021	2020
U.S.	$267.5	$121.3	$(158.4)
Non-U.S.	474.7	391.7	113.0
Income (loss) before income taxes	$742.2	$513.0	$(45.4)

The following table details the components of the Provision (benefit) for income taxes for the years ended December 31, 2022, 2021 and 2020.

	2022	2021	2020
Current:
U.S. federal	$66.5	$(33.1)	$6.6
U.S. state and local	21.5	5.8	6.7
Non-U.S.	147.4	109.1	79.6
Deferred:
U.S. federal	(37.3)	(19.5)	(33.4)
U.S. state and local	(5.5)	(0.9)	(2.9)
Non-U.S.	(43.0)	(83.2)	(45.2)
Provision (benefit) for income taxes	$149.6	$(21.8)	$11.4
Certain prior period amounts within this Note have been reclassified to conform to the current period presentation.
The U.S. federal corporate statutory rate is reconciled to the Company’s effective income tax rate for the years ended December 31, 2022, 2021 and 2020 as follows.

	2022	2021	2020
U.S. federal corporate statutory rate	21.0%	21.0%	21.0%
State and local taxes, less federal tax benefit	2.0	1.1	(8.0)
Net effects of foreign tax rate differential	1.5	1.0	(14.6)
Withholding tax	2.1	3.0	(12.9)
Repatriation cost	(3.2)	1.4	17.7
Global Intangible Low-Tax Income (“GILTI”)	0.3	2.3	(11.7)
ASC 740-30 (formerly APB 23)	1.9	2.9	(18.6)
Valuation allowance changes	0.5	(5.4)	4.8
Uncertain tax positions	0.2	(1.3)	(4.7)
Equity compensation	(0.6)	(2.5)	6.1
Nondeductible acquisition costs	0.4	0.4	(7.7)
Foreign Derived Intangible Income (“FDII”) deduction	(1.6)	(3.2)	10.1
Tax credits	(1.1)	(0.8)	4.7
Income not subject to tax	(3.5)	(3.3)	—
Utilization of capital loss	—	(9.1)	—
Non-U.S. deferred change related to asset sales	—	(8.0)	—
Return to provision adjustment	—	(1.3)	0.5
Other, net	0.3	(2.4)	(11.8)
Effective income tax rate	20.2%	(4.2)%	(25.1)%

The principal items that gave rise to deferred income tax assets and liabilities as of December 31, 2022 and 2021 are as follows.

	2022	2021
Deferred Tax Assets:
Reserves and accruals	$78.5	$69.3
Allowance for credit losses	7.4	10.0
Inventory reserve	4.9	12.0
Pension and postretirement benefit plans	25.4	41.7
Tax loss carryforwards	107.2	95.9
Deferred taxes recorded in other comprehensive income	0.1	10.2
Foreign tax credit carryforwards	53.8	43.8
Other	31.8	30.9
Total deferred tax assets	309.1	313.8
Valuation allowance	(107.3)	(106.4)
Deferred Tax Liabilities:
LIFO inventory	(21.8)	(16.2)
Investment in partnership	(36.3)	(37.4)
Property, plant and equipment	(36.0)	(40.9)
Intangible assets	(663.6)	(742.1)
Unremitted foreign earnings	(32.4)	(49.6)
Other	—	(1.6)
Total deferred tax liabilities	(790.1)	(887.8)
Net deferred income tax liability	$(588.3)	$(680.4)
The Company believes that it is more likely than not that it will realize its deferred tax assets through the reduction of future taxable income, other than for the deferred tax assets reflected below. Tax attributes and related valuation allowances as of December 31, 2022 were as follows.

	Tax Benefit	Valuation Allowance	Carryforward Period Ends
Tax Attributes to be Carried Forward
U.S. federal net operating loss	$0.2	$(0.2)	Unlimited
U.S. federal net operating loss	0.1	(0.1)	2031-2040
U.S. federal capital loss	24.8	—	2027
U.S. federal capital loss	—	—	2031-2040
U.S. federal tax credit	53.8	(53.8)	2023-2032
Alternative minimum tax credit	0.8	(0.1)	Unlimited
U.S. state and local net operating losses	2.8	(0.4)	2026-2041
U.S. state and local tax credit	0.3	—	2040
U.S. state capital loss	0.5	—	2027
Non U.S. net operating losses	67.0	(46.1)	Unlimited
Non U.S. capital losses	0.6	(0.6)	Unlimited
Excess interest	11.9	(2.6)	Unlimited
Other deferred tax assets	3.4	(3.4)	Unlimited
Total tax carryforwards	$166.2	$(107.3)

A reconciliation of the changes in the valuation allowance for deferred tax assets for the years ended December 31, 2022, 2021 and 2020 are as follows.

	2022	2021	2020
Beginning balance	$106.4	$140.6	$67.9
Revaluation or additions due to acquisitions or mergers(1)	—	—	63.3
Charged to tax expense	3.1	(27.6)	8.3
Charged to other accounts	(2.2)	(6.6)	1.1
Deductions(2)	—	—	—
Ending balance	$107.3	$106.4	$140.6
(1)Revaluation for the tax year ended December 31, 2020 relates to the inclusion of Ingersoll Rand’s opening balance sheet (“OBS”) beginning valuation allowance.
(2)Deductions relate to the realization of net operating losses or the removal of deferred tax assets.
Total unrecognized tax benefits were $10.8 million, $21.1 million and $27.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. The net decrease in this balance primarily relates to a release of the Italian audit settlement indemnified by Trane Technologies. The post-merger portion of the reserve was adjusted to reflect the settlement terms. Included in total unrecognized benefits at December 31, 2022 is $10.8 million of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized. The balance of total unrecognized tax benefits is not expected to significantly increase or decrease within the next twelve months. Below is a tabular reconciliation of the changes in total unrecognized tax benefits during the years ended December 31, 2022, 2021 and 2020.

	2022	2021	2020
Beginning balance	$21.1	$27.8	$12.5
Gross increases for tax positions of prior years	0.4	0.8	—
Gross decreases for tax positions of prior years	(3.7)	—	—
Gross increases for tax positions of current year	4.1	5.3	16.8
Settlements	(9.9)	—	—
Lapse of statute of limitations	(0.1)	(11.8)	(3.5)
Changes due to currency fluctuations	(1.1)	(1.0)	2.0
Ending balance	$10.8	$21.1	$27.8
The Company includes interest expense and penalties related to unrecognized tax benefits as part of the provision for income taxes. The Company’s income tax liabilities at December 31, 2022 and 2021 include accrued interest and penalties of $1.1 million and $1.2 million, respectively.
The statutes of limitations for U.S. Federal tax returns are open beginning with the 2019 tax year, and state returns are open beginning with the 2017 tax year.
The Company is subject to income tax in approximately 47 jurisdictions outside the U.S. The statute of limitations varies by jurisdiction with 2014 being the oldest year still open. The Company’s significant operations outside the U.S. are located in the United Kingdom, Germany, China, Ireland, Hong Kong, and Singapore. In Germany, a tax audit covering tax years 2015-2019 was still open. The Company is under audit in Italy for tax years 2014 – 2020. However, as this audit covers pre-merger tax years for legacy Ingersoll Rand Industrial entities, the Company has been indemnified by Trane Technologies for any future liability arising from the audit. Note that any other liabilities arising from pre-merger tax years for legacy Ingersoll Rand Industrial entities would be similarly indemnified.
The Company does not assert the ASC 740-30 (formerly APB 23) indefinite reinvestment of the Company’s historical non-U.S. earnings or future non-U.S. earnings. This assertion has not changed following the merger. The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States. The Company’s deferred income tax liability as of December 31, 2022 was $32.4 million which is a significant increase over prior year due mainly to increased foreign operations as a result of the Ingersoll Rand Industrial acquisition.
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

The components of lease expense for the years ended December 31, 2022 and 2021 are as follows.

	2022	2021
Operating lease cost	$45.8	$50.6

Finance lease cost
Amortization of right-of-use assets	$1.5	$1.5
Interest on lease liabilities	1.0	1.1
Total finance lease cost	$2.5	$2.6

Short-term lease cost	$4.3	$2.0
Supplemental cash flow information related to leases for the years ended December 31, 2022 and 2021 is as follows.

	2022	2021
Supplemental Cash Flows Information
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from operating leases	$47.0	$52.0
Operating cash flows from finance leases	1.0	1.1
Financing cash flows from finance leases	1.2	1.1
Leased Assets Obtained in Exchange for New Operating Lease Liabilities	63.2	15.8
Supplemental balance sheet information related to leases is as follows.

	December 31, 2022	December 31, 2021
Operating leases
Other assets	$126.9	$101.8

Accrued liabilities	39.6	34.9
Other liabilities	80.4	61.0
Total operating lease liabilities	$120.0	$95.9

Finance Leases
Property, plant and equipment	$13.7	$15.1

Short-term borrowings and current maturities of long-term debt	1.2	1.1
Long-term debt, less current maturities	14.9	16.0
Total finance lease liabilities	$16.1	$17.1

Weighted Average Remaining Lease Term (in years)
Operating leases	4.5	4.0
Finance leases	11.1	11.9

Weighted Average Discount Rate
Operating leases	2.9%	1.8%
Finance leases	6.4%	6.3%

Maturities of lease liabilities as of December 31, 2022 are as follows.

	Operating Leases	Finance Leases
2023	$41.9	$2.2
2024	28.0	2.1
2025	19.9	2.0
2026	15.0	2.0
2027	8.3	2.1
Thereafter	13.7	12.7
Total lease payments	$126.8	$23.1
Less imputed interest	(6.8)	(7.0)
Total	$120.0	$16.1
Note 18:    Stock-Based Compensation Plans
The Company has outstanding stock-based compensation awards granted under the 2013 Stock Incentive Plan (“2013 Plan”) and the 2017 Omnibus Incentive Plan, as amended (amended by the First Amendment, dated April 27, 2021, “2017 Plan”). Following the Company’s initial public offering, the Company grants stock-based compensation awards pursuant to the 2017 Plan and ceased granting new awards pursuant to the 2013 Plan.
2017 Omnibus Incentive Plan
In May 2017, the Company’s Board approved the 2017 Plan, and in February 2020, the Company’s stockholders approved the amendment and restatement of the 2017 Plan. Under the terms of the Plan, the Company’s Board may grant up to 19.6 million stock based and other incentive awards. Any shares of common stock subject to outstanding awards granted under the Company’s 2013 plan that, after the effective date of the 2017 Plan, expire or are otherwise forfeited or terminated in accordance with their terms are also available for grant under the 2017 Plan. All stock options were granted to employees, directors and advisors with an exercise price equal to the fair value of the Company’s per share common stock at the date of grant. Stock option awards typically vest over four or five years and expire ten years from the date of grant.
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
Stock-Based Compensation Expense
Stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 are included in “Cost of sales” and “Selling and administrative expenses” in the Consolidated Statements of Operations and are as follows.

	2022	2021	2020
Stock-based compensation expense recognized in:
Continuing operations	$78.9	$87.2	$47.5
Discontinued operations	—	10.9	3.8
Total stock-based compensation expense	$78.9	$98.1	$51.3
Stock-Based Compensation Expense - Continuing Operations
For the year ended December 31, 2022, the $78.9 million of stock-based compensation expense included expense for equity awards granted under the 2013 Plan and 2017 Plan of $80.0 million and a decrease in the liability for stock appreciation rights (“SAR”) of $1.1 million. Of the $80.0 million of expense for equity awards granted under the 2013 Plan and 2017 Plan, $39.5 million related to the $150 million equity grant to nearly 16,000 employees worldwide announced in the third quarter of 2020.

For the year ended December 31, 2021, the $87.2 million of stock-based compensation expense included expense for equity awards granted under the 2013 Plan and 2017 Plan of $85.8 million and an increase in the liability for SARs of $1.4 million. Of the $85.8 million of expense for equity awards granted under the 2013 Plan and 2017 Plan, $57.4 million related to the $150 million equity grant to nearly 16,000 employees worldwide announced in the third quarter of 2020.
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
As of December 31, 2022, there was $112.9 million of total unrecognized compensation expense related to outstanding stock option, restricted stock unit and performance share unit awards granted to employees and non-employee directors, as well as 500,000 conditional stock options awarded during the third quarter of 2022 to our Chairman and CEO in which the service date precedes the grant date, and will be granted upon achievement of certain performance targets. These 500,000 stock options have not been included in the Stock Option Awards section below since the grant date has not occurred.
SARs, granted under the 2013 Plan, are expected to be settled in cash and are accounted for as liability awards. As of December 31, 2022 and 2021 a liability of approximately $3.3 million and $4.5 million, respectively, for SARs was included in “Accrued liabilities” in the Consolidated Balance Sheets.
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
Stock Option Awards
A summary of the Company’s stock option (including SARs) activity for the year ended December 31, 2022 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Exercise Price (per share)	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value of In-The-Money Options (in millions)
Outstanding at December 31, 2021	6,746	$21.76
Granted	754	53.09
Exercised or Settled	(947)	20.36
Forfeited	(162)	38.51
Expired	(8)	41.19
Outstanding at December 31, 2022	6,383	25.22	5.1	$173.2

Vested at December 31, 2022	4,444	18.39	3.9	$150.5
The per-share weighted average grant date fair value of stock options granted during the years ended December 31, 2022, 2021 and 2020 was $21.24, $18.06 and $9.29, respectively.
The intrinsic value of stock options exercised was $27.7 million, $53.5 million and $66.0 million during the years ended December 31, 2022, 2021 and 2020, respectively.

The following assumptions were used to estimate the fair value of options granted during the years ended December 31, 2022, 2021 and 2020.

	2022	2021	2020
Expected life of options (in years)	6.3	6.3	6.3
Risk-free interest rate	1.9% - 3.9%	0.9% - 1.3%	0.4% - 1.5%
Assumed volatility	37.1% - 38.3%	38.6% - 39.4%	24.6% - 41.1%
Expected dividend rate	0.1% - 0.2%	0.0% - 0.1%	0.0%
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
A summary of the Company’s restricted stock unit activity for the year ended December 31, 2022 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2021	2,677	$34.08
Granted	556	52.36
Vested	(2,031)	34.09
Forfeited	(197)	37.65
Non-vested as of December 31, 2022	1,005	43.50
Performance Share Unit Awards (“PSUs”)
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
During the third quarter of 2022, the Company granted Special TSR PSUs to its Chairman and CEO under which the market condition is achieved on the first date during the five year performance period on which the sum of (i) the 60-day volume-weighted average closing price of the Company’s common stock, plus (ii) the cumulative value of any dividends paid during the five year performance period equals or exceeds $81.85. Vesting of this award is conditional upon the service condition even if the market condition is achieved prior to the end of the performance period. The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model and compensation cost is recognized straight-line over a five year period. The Company also granted its Chairman and CEO Special EPS PSUs that are eligible to vest based on the level of compounded annual growth rate of the Company’s Adjusted EPS during the five year performance period. The grant date fair value of these awards is based on the market price of the Company’s common stock on the grant date and recognized as a compensation expense over a 4.3 year period.

A summary of the Company’s performance stock unit activity for the year ended December 31, 2022 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2021	393	$39.89
Granted	1,175	46.56
Vested	—	—
Forfeited	(29)	39.61
Non-vested as of December 31, 2022	1,539	44.99
The following assumptions were used to estimate the fair value of performance share units granted during the year ended December 31, 2022, 2021 and 2020 using the Monte Carlo simulation pricing model.

	2022	2021	2020
Expected term (in years)	2.9 - 5.0	2.9	2.8
Risk-free interest rate	1.7% - 3.4%	0.2%	0.5%
Assumed volatility	35.0% - 36.4%	36.9%	35.2%
Expected dividend rate	0.2%	0.0%	0.0%
Note 19:    Hedging Activities, Derivative Instruments and Credit Risk
Hedging Activities
The Company is exposed to certain market risks during the normal course of its business arising from adverse changes in interest rates and foreign currency exchange rates. The Company selectively uses derivative financial instruments (“derivatives”), including cross-currency interest rate swap and foreign currency forward contracts, and interest rate swap and cap contracts, to manage the risks from fluctuations in foreign currency exchange rates and interest rates, respectively. The Company does not purchase or hold derivatives for trading or speculative purposes. Fluctuations in interest rates and foreign currency exchange rates can be volatile, and the Company’s risk management activities do not totally eliminate these risks. Consequently, these fluctuations could have a significant effect on the Company’s financial results.
The Company’s exposure to interest rate risk results primarily from its variable-rate borrowings. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by using interest rate caps and pay-fixed interest rate swaps from time to time as cash flow hedges of variable rate debt in order to adjust the relative fixed and variable proportions.
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

Derivative Instruments
The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheets as of December 31, 2022 and 2021.

	December 31, 2022
	Derivative Classification	Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash flow	$528.5	$8.8	$5.3	$—	$—
Interest rate cap contracts	Cash flow	1,000.0	8.3	9.8	—	—
Cross-currency interest rate swap contracts	Net investment	1,054.2	17.7	—	—	28.7
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair value	$7.3	$—	$—	$—	$—
Foreign currency forwards	Fair value	15.8	—	—	—	—

	December 31, 2021
	Derivative Classification	Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair value	$22.1	$—	$—	$—	$—
Foreign currency forwards	Fair value	19.3	—	—	0.2	—
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
There were no off-balance sheet derivative instruments as of December 31, 2022 or 2021.
Interest Rate Swap and Cap Contracts Designated as Cash Flow Hedges
As of December 31, 2022, the Company was the fixed rate payor on two interest rate swap contracts that effectively fix the SOFR-based index used to determine the interest rates charged on a total of $528.5 million of the Company’s SOFR-based variable rate borrowings. These contracts carry a fixed rate of 3.2% and expire in 2025. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted SOFR-based interest payments. Based on SOFR-based swap yield curves as of December 31, 2022, the Company expects to reclassify gains of $8.9 million out of accumulated other comprehensive income (“AOCI”) into earnings during the next 12 months.
As of December 31, 2022, the Company entered into three interest rate cap contracts that effectively limit the SOFR-based index used to determine the interest rates charged on a total of $1,000.0 million of the Company’s SOFR-based variable rate borrowings to 4.0% and expire in 2025. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted SOFR-based interest payments. As of December 31, 2022, the Company expects to reclassify net gains of $3.3 million out of AOCI into earnings during the next 12 months.
Gains (losses) on derivatives designated as cash flow hedges included in the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020 are presented in the table below.

	2022	2021	2020
Gain (loss) recognized in OCI on derivatives	$18.3	$—	$(4.4)
Loss reclassified from AOCI into income (effective portion)(1)	(2.8)	—	(18.5)
(1)Losses on derivatives reclassified from AOCI into income were included in “Interest expense” in the Consolidated Statements of Operations.
Cross-Currency Interest Rate Swap Contracts Designated as Net Investment Hedges
As of December 31, 2022, the Company was the fixed rate payor on two cross-currency interest rate swap contracts that replace a fixed rate of 3.2% on a total of $528.5 million with a fixed rate of 1.6% on a total of €500.0 million. These contracts expire in 2025. These contracts have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
As of December 31, 2022, the Company entered into three cross-currency interest rate swap contracts where we receive SOFR on a total of $525.7 million and pay EURIBOR on a total of €500.0 million. These contracts expire in 2025. These contracts have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
Gains on derivatives designated as net investment hedges included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020 are presented in the table below.

	2022	2021	2020
Gain recognized in OCI on derivatives	$0.6	$—	$—
Gain reclassified from AOCI into income (effective portion)(1)	11.5	—	—
(1)Gains on derivatives reclassified from AOCI into income were included in “Interest expense” in the Consolidated Statements of Operations.
Foreign Currency Forwards Not Designated as Hedging Instruments
The Company had three foreign currency forward contracts outstanding as of December 31, 2022 with notional amounts ranging from $5.4 million to $10.3 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included within “Other operating expense, net” in the Consolidated Statements of Operations. The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty. It is the Company’s practice to recognize the gross amounts in the Consolidated Balance Sheets. The amount available to be netted is not material.
The Company’s gains (losses) on derivative instruments not designated as accounting hedges and total net foreign currency transaction gains (losses) for the years ended December 31, 2022, 2021 and 2020 were as follows.

	2022	2021	2020
Foreign currency forward contracts gains (losses)	3.4	(3.2)	15.0
Total foreign currency transaction gains (losses), net	5.9	12.0	(18.6)
Foreign Currency Denominated Debt Designated as a Net Investment Hedge
In February 2020, the Company designated its Euro Term Loan, which had a principal balance at that time of €601.2 million, as a hedge of the Company's net investment in subsidiaries with a functional currency of euro. This loan was repaid in June 2022 and the hedge has been discontinued. See Note 11 “Debt” for further discussion of the repayment of the Euro Term Loan.

The Company’s gains (losses), net of income tax, associated with changes in the value of debt for the years ended December 31, 2022 and 2021 were as follows.

	2022	2021	2020
Gain (loss), net of income tax, recorded through other comprehensive income	$36.4	$35.0	$(45.1)
Credit Risk
Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the derivative instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a fraction of the notional amount. The Company minimizes the credit risk related to derivatives by transacting only with multiple, high-quality counterparties that are major financial institutions with investment-grade credit ratings. The Company has not experienced any financial loss as a result of counterparty nonperformance in the past. The majority of the derivative contracts to which the Company is a party, settle monthly or quarterly, or mature within one year. Because of these factors, the Company believes it has minimal credit risk related to derivative contracts as of December 31, 2022.
Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and industries to which the Company’s products and services are sold, as well as their dispersion across many different geographic areas. As a result, the Company does not believe it has any significant concentrations of credit risk as of December 31, 2022 or 2021.
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
The Company assessed indefinite-lived intangible assets, tradenames, in conjunction with the 2022 and 2021 annual goodwill impairment tests. The valuation of tradenames was based upon current sales projections and the relief from royalty method was applied. No impairment charges were recorded as a result of the 2022 or 2021 analyses.
Refer to Note 1 “Summary of Significant Accounting Policies” for a discussion of the valuation assumptions utilized in the valuation of goodwill and indefinite-lived intangible assets.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(1)	$12.3	$—	$—	$12.3
Interest rate swaps(2)	—	14.1	—	14.1
Interest rate caps(3)	—	18.1	—	18.1
Cross-currency interest rate swaps(4)	—	17.7	—	17.7
Foreign currency forwards(5)	—	—	—	—
Total	$12.3	$49.9	$—	$62.2
Financial Liabilities
Deferred compensation plan(1)	$19.6	$—	$—	$19.6
Cross-currency interest rate swaps(4)	—	28.7	—	28.7
Contingent consideration(6)	—	—	43.9	43.9
Foreign currency forwards(5)	—	—	—	—
Total	$19.6	$28.7	$43.9	$92.2

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(1)	$12.0	$—	$—	$12.0
Foreign currency forwards(5)	—	—	—	—
Total	$12.0	$—	$—	$12.0
Financial Liabilities
Deferred compensation plan(1)	$22.4	$—	$—	$22.4
Foreign currency forwards(5)	—	0.2	—	0.2
Total	$22.4	$0.2	$—	$22.6
(1)Based on the quoted price of publicly traded mutual funds which are classified as trading securities and accounted for using the mark-to-market method.
(2)Measured as the present value of all expected future cash flows based on the SOFR-based swap yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.
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
(5)Based on calculations that use readily observable market parameters as their basis, such as spot and forward rates.
(6)Measured as the present value of expected consideration payable for completed acquisitions, derived using probability-weighted analysis of achieving projected revenue or EBITDA targets.
Contingent Consideration
Certain of the Company's acquisitions may result in payments of consideration in future periods that are contingent upon the achievement of certain targets, generally measures of revenue and EBITDA. As part of the initial accounting for the acquisition, a liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is re-measured at each reporting period, and the change in fair value is recognized within “Other operating expense, net” in the Consolidated Statements of Operations. This fair value measurement of contingent consideration is categorized as a Level 3 liability, as the measurement amount is based primarily on significant inputs that are not observable in the market.

The following table provides a reconciliation of the activity for contingent consideration for the year ended December 31, 2022.

Balance at beginning of the period	$8.5
Acquisitions	36.1
Changes in fair value	0.8
Payments	(1.8)
Foreign currency translation and other	0.3
Balance at end of the period	$43.9
As of December 31, 2022, the contingent consideration included in “Accrued liabilities” and “Other liabilities” on the Consolidated Balance Sheets were $15.2 million and $28.7 million, respectively.
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
The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the Products described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, inherent uncertainties of litigation and future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case (discussed below), or other inability to collect from the Company’s historical insurers or indemnitors, could cause a different outcome. While the outcome of legal proceedings is inherently uncertain, based on presently known facts, experience, and circumstances, the Company believes that the amounts accrued on its balance sheet are adequate and that the liabilities arising from the asbestos and silica-related personal injury lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. “Accrued liabilities” and “Other liabilities” in the Consolidated Balance Sheets include a reserve of $137.9 million and $136.9 million as of December 31, 2022 and 2021, respectively, for asbestos-related indemnification. Asbestos-related defense costs are excluded from this liability and are recorded separately as services are incurred. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity.
The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has also pursued litigation against certain insurers or indemnitors, where necessary. The Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $154.2 million and $145.1 million as of December 31, 2022 and 2021, respectively, which was included in “Other assets” in the

Consolidated Balance Sheets. There were no material recoveries received in the years ended December 31, 2022, 2021 and 2020.
The most recent significant action brought by the Company against an insurer, Gardner Denver, Inc. v. Certain Underwriters at Lloyd’s, London, et al., was filed on July 9, 2010, in the Eighth Judicial Circuit, Adams County, Illinois, as case number 10-L-48 (the “Adams County Case”). In the lawsuit, the Company seeks, among other things, to require certain excess insurer defendants to honor their insurance policy obligations to the Company, including payment in whole or in part of the costs associated with the asbestos-related lawsuits filed against the Company. In October 2011, the Company reached a settlement with one of the insurer defendants, which had issued both primary and excess policies, for approximately the amount of such defendant’s policies that were subject to the lawsuit. Since then, the case has been proceeding through the discovery and motions process with the remaining insurer defendants. On January 29, 2016, the Company prevailed on the first phase of that discovery and motions process (“Phase I”). Specifically, the Court in the Adams County Case ruled that the Company has rights under all of the policies in the case, subject to their terms and conditions, even though the policies were sold to the Company’s former owners rather than to the Company itself. On June 9, 2016, the Court denied a motion by several of the insurers who sought permission to appeal the Phase I ruling immediately rather than waiting until the end of the whole case as is normally required. The case is now proceeding through the discovery and motions process regarding the remaining issues in dispute (“Phase II”). In that regard, the Company obtained some favorable rulings on various Phase II issues during 2021 and 2022; however, several disputes still remain and will need to be addressed as Phase II continues to progress.
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
The Company has undiscounted liabilities of $13.5 million and $12.9 million as of December 31, 2022 and 2021, respectively, on its Consolidated Balance Sheets to the extent costs are known or can be reasonably estimated for its remaining financial obligations for the environmental matters discussed above and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.

Note 22:    Other Operating Expense, Net
The components of “Other operating expense, net” for the years ended December 31, 2022, 2021 and 2020 were as follows.

	For the Years Ended December 31,
	2022	2021	2020
Other Operating Expense, Net
Foreign currency transaction losses (gains), net	$(5.9)	$(12.0)	$18.6
Restructuring charges, net(1)	29.3	13.4	83.0
Acquisition and other transaction related expenses(2)	38.7	55.3	93.3
Other, net	2.8	5.2	6.1
Total other operating expense, net	$64.9	$61.9	$201.0
(1)See Note 5 “Restructuring.”
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

The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Income (Loss) Before Income Taxes for the years ended December 31, 2022, 2021 and 2020.

	2022	2021	2020
Revenue
Industrial Technologies and Services	$4,705.1	$4,161.0	$3,248.2
Precision and Science Technologies	1,211.2	991.4	725.0
Total Revenue	$5,916.3	$5,152.4	$3,973.2
Segment Adjusted EBITDA
Industrial Technologies and Services	$1,214.0	$1,033.7	$759.8
Precision and Science Technologies	347.5	291.4	220.2
Total Segment Adjusted EBITDA	1,561.5	1,325.1	980.0
Less items to reconcile Segment Adjusted EBITDA to Income (Loss) Before Income Taxes:
Corporate expenses not allocated to segments	126.7	133.2	101.9
Interest expense	103.2	87.7	111.1
Depreciation and amortization expense(1)	429.4	418.0	410.4
Impairment of other intangible assets	—	—	19.9
Restructuring and related business transformation costs(2)	32.3	18.8	88.0
Acquisition related expenses and non-cash charges(3)	40.7	65.2	181.5
Stock-based compensation(4)	85.6	95.9	47.0
Foreign currency transaction losses (gains), net	(5.9)	(12.0)	18.6
Loss on extinguishment of debt	1.1	9.0	2.0
Adjustments to LIFO inventories(5)	36.1	33.2	39.8
Gain on settlement of post-acquisition contingencies(6)	(6.2)	(30.1)	—
Other adjustments(7)	(23.7)	(6.8)	5.2
Income (Loss) Before Income Taxes	$742.2	$513.0	$(45.4)
(1)Depreciation and amortization expense excludes $3.4 million, $4.1 million and $2.1 million of depreciation of rental equipment for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)Restructuring and related business transformation costs consist of the following.

	2022	2021	2020
Restructuring charges	$29.3	$13.4	$83.0
Facility reorganization, relocation and other costs	3.0	3.1	2.1
Other, net	—	2.3	2.9
Total restructuring and related business transformation costs	$32.3	$18.8	$88.0
(3)Represents costs associated with successful and abandoned acquisitions, including third-party expenses, post-closure integration costs and non-cash charges and credits arising from fair value purchase accounting adjustments.
(4)Represents stock-based compensation expense recognized for the year ended December 31, 2022 of $78.9 million and associated employer taxes of $6.7 million. Represents stock-based compensation expense recognized for the year ended December 31, 2021 of $87.2 million and associated employer taxes of $8.7 million. Represents stock-based compensation expense recognized for the year ended December 31, 2020 of $47.5 million decreased by $0.5 million due to costs associated with employer taxes.
(5)For the years ended December 31, 2022 and 2021, represents $36.1 million and $33.2 million of LIFO reserve changes, respectively. For the year ended December 31, 2020, includes $4.2 million of LIFO reserve changes and $35.6 million to reduce the carrying value of inventories acquired in the merger with Ingersoll Rand Industrial accounted for under the LIFO method.
(6)Represents gains from settling post-acquisition contingencies related to the Merger outside of the measurement period.
(7)Includes (i) pension and other postretirement benefits (“OPEB”) plan costs other than service cost, (ii) interest income on cash and cash equivalents and (iii) other miscellaneous adjustments.

The following tables provide summarized information about the Company’s reportable segments.
Depreciation and Amortization Expense

	2022	2021	2020
Industrial Technologies and Services	$294.7	$296.6	$306.0
Precision and Science Technologies	133.6	108.3	102.4
Corporate and other	4.5	17.2	4.1
Total depreciation and amortization expense	$432.8	$422.1	$412.5
Capital Expenditures

	2022	2021	2020
Industrial Technologies and Services	$66.3	$53.1	$32.2
Precision and Science Technologies	17.7	10.7	9.8
Corporate and other	10.6	0.3	—
Total capital expenditures	$94.6	$64.1	$42.0
Identifiable Assets

	2022	2021
Industrial Technologies and Services	$9,204.7	$9,101.7
Precision and Science Technologies	3,540.4	3,572.2
Corporate and other	2,020.8	2,465.0
Assets of discontinued operations	—	15.6
Total identifiable assets	$14,765.9	$15,154.5
The following table presents property, plant and equipment, net by geographic region for the years ended December 31, 2022, and 2021.

	2022	2021
United States	$225.7	$225.8
Other Americas	18.5	16.5
Total Americas	244.2	242.3
EMEIA(1)	216.6	221.3
Asia Pacific	163.6	185.0
Total	$624.4	$648.6
(1)Europe, Middle East, India and Africa (“EMEIA”)
Note 24:    Earnings Per Share
The number of weighted-average shares outstanding used in the computations of basic and diluted earnings (loss) per share for the years ended December 31, 2022, 2021 and 2020 were as follows.

	2022	2021	2020
Average shares outstanding:
Basic	405.3	414.8	382.8
Diluted	410.2	421.2	382.8
For the years ended December 31, 2022 and 2021, there were 1.8 million and 0.7 million anti-dilutive shares that were not included in the computation of diluted earnings per share, respectively. For the year ended December 31, 2020, there were 4.4 million potentially dilutive stock-based awards that were not included in the computation of diluted loss per share as we incurred a net loss during the period.

Note 25:    Subsequent Events
On January 3, 2023, the Company completed the acquisition of SPX FLOW’s Air Treatment business in an all-cash transaction of approximately $525 million. The business is a manufacturer of desiccant and refrigerated dryers, filtration systems and purifiers for dehydration in compressed air. The Air Treatment business will be reported within the Industrial Technologies and Services segment. Management is in the process of preparing the preliminary fair values of the assets and liabilities acquired.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Ingersoll Rand Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ingersoll Rand Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to several businesses acquired during the year ended December 31, 2022 disclosed in Note 4 to the financial statements. Those businesses represented less than 1% of the Company’s consolidated total assets (excluding goodwill and intangibles which were included in management’s assessment of internal control over financial reporting as of December 31, 2022) and less than 1% of the consolidated total revenues as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting related to those acquisitions.
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
The Company has been named as a defendant in a number of asbestos-related and silica-related personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources and typically the Company is one of approximately 25 or more named defendants. At December 31, 2022, the Company has recorded an estimated liability of $137.9 million with respect to the Company’s asbestos-related and silica- related litigation. The Company uses a third-party actuary to assist in determining certain assumptions and in calculating the estimated liability. The estimated liability is based on currently available information and assumptions, including the estimated future number and type of new claims to be filed each year, the estimated future resolution or outcome of new and pending claims, and the estimated average cost of resolution of each new and pending claim.
The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and reimbursement for the costs associated with the asbestos- and silica-related lawsuits filed against the Company. The Company has also pursued litigation against certain insurers or indemnitors, where necessary. The Company has an insurance recovery receivable for probable asbestos and silica-related recoveries of $154.2 million. The estimated asset is based on key variables and assumptions used to determine the recorded amounts, including the amount of insurance available, allocation methodologies, the resolution of coverage issues with other excess coverage carriers with whom the Company has not yet achieved settlements, and the solvency risk with respect to the Company’s insurance carriers.
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
February 21, 2023
We have served as the Company’s auditor since 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2022. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to several businesses acquired during the year ended December 31, 2022 as disclosed in Note 4 to the consolidated financial statements. These businesses represented less than 1% of the Company’s consolidated total assets (excluding goodwill and intangibles which were included in management’s assessment of internal control over financial reporting as of December 31, 2022) and less than 1% of the consolidated total revenues as of and for the year ended December 31, 2022. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
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
Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to several businesses acquired during the year ended December 31, 2022 as disclosed in Note 4 to the consolidated financial statements. These businesses represented less than 1% of the Company’s consolidated total assets (excluding goodwill and intangibles which were included in management’s assessment of internal control over financial reporting as of December 31, 2022) and less than 1% of the consolidated total revenues as of and for the year ended December 31, 2022.
Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2022.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below, the information required by this Item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2022.
Equity Compensation Plan Information
The following table provides information as of December 31, 2022 about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of the existing equity compensation plans including our 2013 Stock Incentive Plan and 2017 Omnibus Incentive Plan. All equity compensation plans are described more fully in Note 18 “Stock-Based Compensation Plans” to our audited consolidated financial statements included elsewhere in this Form 10-K.

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants And Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in the first column)(3)
Equity compensation plans approved by securityholders	9,395,852	$25.41	8,482,699
(1)Total includes 2,410,383 stock options under the Company’s 2013 Stock Incentive Plan and 3,902,961 stock options and 3,082,508 restricted stock units under the Company’s 2017 Omnibus Incentive Plan. The restricted stock units are based on the maximum number of shares issuable under restricted stock units that are subject to performance conditions.
(2)The weighted average exercise price relates only to stock options. The calculation of the weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration.

(3)These shares are available for grant as of December 31, 2022 under the Company’s 2017 Omnibus Incentive Plan. This includes 8,550,000 shares initially authorized for issuance under the Company’s 2017 Omnibus Incentive Plan, 11,000,000 shares authorized for issuance under the Company’s 2017 Omnibus Incentive Plan as part of the merger with Ingersoll Rand Industrial and shares subject to awards under the Company’s 2013 Stock Incentive Plan that expired or were otherwise forfeited or terminated in accordance with their terms without the delivery of shares of the Company’s common stock in settlement thereof.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2022.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2022.
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

3.1	Restated Certificate of Incorporation of Ingersoll Rand Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2021)
3.2	Second Amended and Restated Bylaws of Ingersoll Rand Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 21, 2021)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on May 3, 2017)
4.2	Description of Ingersoll Rand Inc.’s Securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K filed on February 25, 2022)
10.1†	2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.2	Senior Secured Credit Agreement, dated as of July 30, 2013, among Renaissance Acquisition Corp., the foreign borrowers described therein, Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), UBS AG, Stamford Branch, as administrative agent, and other agents and lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.3	Amendment No. 1, dated as of March 4, 2016, to the Senior Secured Credit Agreement, among Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), Gardner Denver, Inc., GD German Holdings II GmbH (as successor in interest to Gardner Denver Holdings GmbH & Co. KG), GD First (UK) Limited, UBS AG, Stamford Branch, as administrative agent, and other agents and lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.4	Amendment No. 2, dated as of August 17, 2017, to the Senior Secured Credit Agreement, among Gardner Denver Holdings, Inc., Gardner Denver, Inc., GD German Holdings II GmbH, GD First (UK) Limited, UBS AG, Stamford Branch, as administrative agent, and the other parties and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2017)
10.5	Amendment No. 3, dated as of December 13, 2018, to the Senior Secured Credit Agreement dated as of July 30, 2013, among Gardner Denver Holdings, Inc., Gardner Denver, Inc., GD German Holdings II GmbH, GD First (UK) Limited, UBS AG, Stamford Branch, as administrative agent, and the other parties and lenders part thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2018)
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
U.S. Borrower, and Citibank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on February 25, 2022)
10.10	Amendment No. 8 to Credit Agreement, dated as of April 1, 2022, by and among Gardner Denver, Inc., as U.S. Borrower, and Citibank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 6, 2022)
10.11
Pledge Agreement, dated as of July 30, 2013, among Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), Renaissance Acquisition Corp., the subsidiary pledgors identified therein and UBS AG, Stamford Branch, as collateral agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)

10.12	Security Agreement, dated as of July 30, 2013, among Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), Renaissance Acquisition Corp., the subsidiary grantors identified therein and UBS AG, Stamford Branch, as collateral agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.13	Guarantee Agreement, dated as of July 30, 2013, among Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), the subsidiary guarantors identified therein and UBS AG, Stamford Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.14†	Form of Management Stockholder’s Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.15†	Form of Director Stockholder’s Agreement (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.16	Form of Advisor Stockholder’s Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)

10.17†	Form of Director Stock Option Agreement under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.18†	Form of Management Stock Option Agreement (December 2013) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.19†	Form of Management Stock Option Agreement (May 2015) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.20†	Form of Management Stock Option Agreement (May 2016, 3 year vesting) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.21†
Form of Management Stock Option Agreement (May 2016, 5 year vesting) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)

10.22†	Form of Management Stock Option Agreement (December 2016) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.23†	Form of Amendment to Stock Option Agreement or Stock Appreciation Right Agreement under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.24†	Stock Option Agreement, dated as of March 7, 2014, under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) between Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and Andrew Schiesl (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.25†	Form of Sale Participation Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.26†	Offer Letter, dated April 17, 2015, between Vicente Reynal and Gardner Denver, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.27†	Offer Letter, dated November 19, 2015, between Vicente Reynal and Gardner Denver, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.28†	Offer Letter, dated November 25, 2013, between Gardner Denver, Inc. and Andy Schiesl (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.29†	Employment Contract, dated September 11, 2018 between Gardner Denver Deutschland GmbH and Enrique Miñarro Viseras (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 29, 2018)
10.30†	Employment Agreement, dated September 1, 2022, between Ingersoll Rand Inc. and Vicente Reynal (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 4, 2022)
10.31†	Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed on March 2, 2020)
10.32†
First Amendment to Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)

10.33†	Form of Restricted Stock Unit Grant Notice and Agreement (2018) under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 27, 2018)
10.34†	Form of Director Restricted Stock Unit Grant Notice and Agreement under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 27, 2018)
10.35†	Form of Stock Option Grant Notice and Agreement under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed on February 16, 2018)
10.36†	Gardner Denver, Inc. Supplemental Excess Defined Contribution Plan (January 1, 2019 Restatement) (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2019)

10.37	Amendment No. 1 to the Stockholders Agreement, dated as of April 30, 2019, between Gardner Denver Holdings, Inc. and KKR Renaissance Aggregator L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 6, 2019)
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
Omnibus Transaction Side Letter, dated February 29, 2020, by and among Ingersoll-Rand plc, Ingersoll-Rand U.S. Holdco Inc., Gardner Denver Holdings, Inc. and Charm Merger Sub Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020)

10.48
Side Letter to the Employee Matters Agreement, dated July 11, 2019, by and among Ingersoll-Rand plc and Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020)

10.49
Side Letter to the Employee Matters Agreement, dated February 29, 2020, by and among Ingersoll-Rand plc, Ingersoll-Rand U.S. Holdco, Inc. and Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020)

10.50†
Form of Performance Stock Unit Grant Notice and Agreement under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020)

10.51†
Form of Restricted Stock Unit Grant Notice and Agreement (2-yr vesting) under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020)

10.52†
Form of Restricted Stock Unit Grant Notice and Agreement (4-yr vesting) under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020)

10.53†
Form of Stock Option Grant Notice and Agreement under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020)

10.54†
Form of Performance Stock Unit Grant Notice and Agreement under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)

10.55†
Form of Performance Stock Unit Grant Notice and Agreement (2022) under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K filed on February 25, 2022)

10.56†
Form of Restricted Stock Unit Grant Notice and Agreement (4-yr vesting) (2022) under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed on February 25, 2022)

10.57†
Form of Stock Option Grant Notice and Agreement (2022) under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed on February 25, 2022)

10.58†	Performance Stock Unit Grant Notice and Agreement, dated September 1, 2022, between Ingersoll Rand Inc. and Vicente Reynal (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 4, 2022)
21	Subsidiaries of Ingersoll Rand Inc. as of December 31, 2022
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)
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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on the 21st day of February 2023, by the undersigned, thereunto duly authorized.

Ingersoll Rand Inc.

By:	/s/ Vicente Reynal
Name: Vicente Reynal
Title: Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 21st day of February 2023, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity
/s/ Vicente Reynal	Chairman of the Board and Chief Executive Officer
Vicente Reynal	(Principal Executive Officer), Director

/s/ Vikram U. Kini	Senior Vice President and Chief Financial Officer
Vikram U. Kini	(Principal Financial Officer)

/s/ Michael J. Scheske	Vice President and Chief Accounting Officer
Michael J. Scheske	(Principal Accounting Officer)

/s/ Kirk E. Arnold	Director
Kirk E. Arnold

/s/ William P. Donnelly	Director
William P. Donnelly

/s/ Gary D. Forsee	Director
Gary D Forsee

/s/ Jennifer Hartsock	Director
Jennifer Hartsock

/s/ John Humphrey	Director
John Humphrey

/s/ Marc E. Jones	Director
Marc E. Jones

/s/ Mark Stevenson	Director
Mark Stevenson

/s/ Michael Stubblefield	Director
Michael Stubblefield

/s/ Tony L. White	Director
Tony L. White