Form 10-Q
period 2023-06-30
Ingersoll Rand Inc.
filed 2023-08-04
CIK 1699150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The registrant had outstanding 404,399,463 shares of Common Stock, par value $0.01 per share, as of July 28, 2023.

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

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2023	2022	2023	2022
Revenues	$1,686.5	$1,439.9	$3,315.8	$2,776.9
Cost of sales	989.0	870.1	1,954.1	1,681.0
Gross Profit	697.5	569.8	1,361.7	1,095.9
Selling and administrative expenses	315.6	275.6	626.7	541.1
Amortization of intangible assets	89.7	83.6	182.1	169.8
Other operating expense, net	19.8	13.2	40.2	30.6
Operating Income	272.4	197.4	512.7	354.4
Interest expense	40.8	23.2	79.7	42.2
Loss on extinguishment of debt	0.9	1.1	0.9	1.1
Other income, net	(8.2)	(7.4)	(17.8)	(12.0)
Income from Continuing Operations Before Income Taxes	238.9	180.5	449.9	323.1
Provision for income taxes	60.5	41.9	108.6	74.3
Income (loss) on equity method investments	2.4	(0.8)	2.7	(5.1)
Income from Continuing Operations	180.8	137.8	344.0	243.7
Income from discontinued operations, net of tax	—	1.5	—	0.1
Net Income	180.8	139.3	344.0	243.8
Less: Net income attributable to noncontrolling interests	1.3	0.8	3.4	1.6
Net Income Attributable to Ingersoll Rand Inc.	$179.5	$138.5	$340.6	$242.2

Amounts attributable to Ingersoll Rand Inc. common stockholders:
Income from continuing operations, net of tax	$179.5	$137.0	$340.6	$242.1
Income from discontinued operations, net of tax	—	1.5	—	0.1
Net income attributable to Ingersoll Rand Inc.	$179.5	$138.5	$340.6	$242.2

Basic earnings per share of common stock:
Earnings from continuing operations	$0.44	$0.34	$0.84	$0.60
Earnings from discontinued operations	—	—	—	—
Net earnings	0.44	0.34	0.84	0.60

Diluted earnings per share of common stock:
Earnings from continuing operations	$0.44	$0.33	$0.83	$0.59
Earnings from discontinued operations	—	—	—	—
Net earnings	0.44	0.34	0.83	0.59
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2023	2022	2023	2022
Comprehensive Income (Loss) Attributable to Ingersoll Rand Inc.
Net income attributable to Ingersoll Rand Inc.	$179.5	$138.5	$340.6	$242.2
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net	(46.6)	(212.1)	(15.8)	(240.9)
Unrecognized gain (loss) on cash flow hedges	10.9	(5.4)	5.6	(5.4)
Pension and other postretirement prior service cost and gain (loss), net	(1.1)	(2.0)	(1.3)	(3.1)
Total other comprehensive loss, net of tax	(36.8)	(219.5)	(11.5)	(249.4)
Comprehensive income (loss) attributable to Ingersoll Rand Inc.	$142.7	$(81.0)	$329.1	$(7.2)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$1.3	$0.8	$3.4	$1.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	(0.1)	(4.8)	0.8	(4.2)
Total other comprehensive income (loss), net of tax	(0.1)	(4.8)	0.8	(4.2)
Comprehensive income (loss) attributable to noncontrolling interests	1.2	(4.0)	4.2	(2.6)
Total Comprehensive Income (Loss)	$143.9	$(85.0)	$333.3	$(9.8)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,178.1	$1,613.0
Accounts receivable, net of allowance for credit losses of $51.2 and $47.2, respectively	1,219.8	1,122.0
Inventories	1,101.3	1,025.4
Other current assets	227.8	206.9
Total current assets	3,727.0	3,967.3
Property, plant and equipment, net of accumulated depreciation of $464.7 and $417.4, respectively	645.7	624.4
Goodwill	6,427.2	6,064.2
Other intangible assets, net	3,659.8	3,578.6
Deferred tax assets	23.5	22.3
Other assets	545.4	509.1
Total assets	$15,028.6	$14,765.9
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$31.3	$36.5
Accounts payable	669.2	778.7
Accrued liabilities	923.6	858.8
Total current liabilities	1,624.1	1,674.0
Long-term debt, less current maturities	2,698.5	2,716.1
Pensions and other postretirement benefits	146.5	147.2
Deferred income taxes	663.5	610.6
Other liabilities	415.6	360.8
Total liabilities	$5,548.2	$5,508.7
Commitments and contingencies (Note 18)	—	—
Stockholders’ equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 427,778,062 and 426,327,805 shares issued as of June 30, 2023 and December 31, 2022, respectively	4.3	4.3
Capital in excess of par value	9,510.3	9,476.8
Retained earnings	1,275.3	950.9
Accumulated other comprehensive loss	(263.2)	(251.7)
Treasury stock at cost; 23,410,937 and 21,210,095 shares as of June 30, 2023 and December 31, 2022, respectively	(1,111.9)	(984.5)
Total Ingersoll Rand Inc. stockholders’ equity	$9,414.8	$9,195.8
Noncontrolling interests	65.6	61.4
Total stockholders’ equity	$9,480.4	$9,257.2
Total liabilities and stockholders’ equity	$15,028.6	$14,765.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Month Period Ended June 30, 2023
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	427.5	$4.3	$9,493.6	$1,103.9	$(226.4)	$(1,058.1)	$9,317.3	$64.4	$9,381.7
Net income	—	—	—	179.5	—	—	179.5	1.3	180.8
Dividends declared	—	—	—	(8.1)	—	—	(8.1)	—	(8.1)
Issuance of common stock for stock-based compensation plans	0.3	—	5.0	—	—	—	5.0	—	5.0
Purchases of treasury stock	—	—	—	—	—	(56.2)	(56.2)	—	(56.2)
Issuance of treasury stock for stock-based compensation plans	—	—	(0.3)	—	—	2.4	2.1	—	2.1
Stock-based compensation	—	—	12.0	—	—	—	12.0	—	12.0
Other comprehensive loss, net of tax	—	—	—	—	(36.8)	—	(36.8)	(0.1)	(36.9)
Balance at end of period	427.8	$4.3	$9,510.3	$1,275.3	$(263.2)	$(1,111.9)	$9,414.8	$65.6	$9,480.4

	Three Month Period Ended June 30, 2022
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	424.5	$4.3	$9,432.1	$474.1	$(71.5)	$(846.8)	$8,992.2	$71.1	$9,063.3
Net income	—	—	—	138.5	—	—	138.5	0.8	139.3
Dividends declared	—	—	—	(8.0)	—	—	(8.0)	—	(8.0)
Issuance of common stock for stock-based compensation plans	0.1	—	3.4	—	—	—	3.4	—	3.4
Purchases of treasury stock	—	—	—	—	—	(152.6)	(152.6)	—	(152.6)
Issuance of treasury stock for stock-based compensation plans	—	—	(1.2)	—	—	1.5	0.3	—	0.3
Stock-based compensation	—	—	22.6	—	—	—	22.6	—	22.6
Other comprehensive loss, net of tax	—	—	—	—	(219.5)	—	(219.5)	(4.8)	(224.3)
Balance at end of period	424.6	$4.3	$9,456.9	$604.6	$(291.0)	$(997.9)	$8,776.9	$67.1	$8,844.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(Unaudited; in millions)

	Six Month Period Ended June 30, 2023
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	426.3	$4.3	$9,476.8	$950.9	$(251.7)	$(984.5)	$9,195.8	$61.4	$9,257.2
Net income	—	—	—	340.6	—	—	340.6	3.4	344.0
Dividends declared	—	—	—	(16.2)	—	—	(16.2)	—	(16.2)
Issuance of common stock for stock-based compensation plans	1.5	—	13.7	—	—	—	13.7	—	13.7
Purchases of treasury stock	—	—	—	—	—	(133.2)	(133.2)	—	(133.2)
Issuance of treasury stock for stock-based compensation plans	—	—	(3.6)	—	—	5.8	2.2	—	2.2
Stock-based compensation	—	—	23.4	—	—	—	23.4	—	23.4
Other comprehensive income (loss), net of tax	—	—	—	—	(11.5)	—	(11.5)	0.8	(10.7)
Balance at end of period	427.8	$4.3	$9,510.3	$1,275.3	$(263.2)	$(1,111.9)	$9,414.8	$65.6	$9,480.4

	Six Month Period Ended June 30, 2022
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	423.8	$4.3	$9,408.6	$378.6	$(41.6)	$(748.4)	$9,001.5	$69.7	$9,071.2
Net income	—	—	—	242.2	—	—	242.2	1.6	243.8
Dividends declared	—	—	—	(16.2)	—	—	(16.2)	—	(16.2)
Issuance of common stock for stock-based compensation plans	0.8	—	7.9	—	—	—	7.9	—	7.9
Purchases of treasury stock	—	—	—	—	—	(253.7)	(253.7)	—	(253.7)
Issuance of treasury stock for stock-based compensation plans	—	—	(3.2)	—	—	4.2	1.0	—	1.0
Stock-based compensation	—	—	43.6	—	—	—	43.6	—	43.6
Other comprehensive loss, net of tax	—	—	—	—	(249.4)	—	(249.4)	(4.2)	(253.6)
Balance at end of period	424.6	$4.3	$9,456.9	$604.6	$(291.0)	$(997.9)	$8,776.9	$67.1	$8,844.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	For the Six Month Period Ended June 30,
	2023	2022
Cash Flows From Operating Activities From Continuing Operations:
Net income	$344.0	$243.8
Income from discontinued operations, net of tax	—	0.1
Income from continuing operations	344.0	243.7
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Amortization of intangible assets	182.1	169.8
Depreciation	43.7	43.2
Non-cash restructuring charges	1.9	4.8
Stock-based compensation expense	24.0	42.2
Loss (income) on equity method investments	(2.7)	5.1
Foreign currency transaction gains, net	(0.1)	(5.6)
Non-cash adjustments to carrying value of LIFO inventories	14.3	—
Other non-cash adjustments	6.1	1.3
Changes in assets and liabilities:
Receivables	(62.7)	(108.2)
Inventories	(29.6)	(191.2)
Accounts payable	(126.8)	55.0
Accrued liabilities	53.1	3.1
Other assets and liabilities, net	(48.6)	(27.0)
Net cash provided by operating activities from continuing operations	398.7	236.2
Cash Flows From Investing Activities From Continuing Operations:
Capital expenditures	(47.2)	(39.3)
Net cash paid in acquisitions	(615.8)	(30.3)
Disposals of property, plant and equipment	7.3	—
Other investing	0.3	4.1
Net cash used in investing activities from continuing operations	(655.4)	(65.5)
Cash Flows From Financing Activities From Continuing Operations:
Principal payments on long-term debt	(20.6)	(639.5)
Purchases of treasury stock	(132.8)	(253.7)
Cash dividends on common shares	(16.2)	(16.2)
Proceeds from stock option exercises	15.6	8.4
Payments of interest rate cap premiums	—	(9.7)
Payments of deferred and contingent acquisition consideration	(5.3)	(3.6)
Payments of debt issuance costs	(5.3)	—
Other financing	(1.1)	(0.5)
Net cash used in financing activities from continuing operations	(165.7)	(914.8)
Cash Flows From Discontinued Operations:
Net cash used in operating activities	—	(5.1)
Net cash used in discontinued operations	—	(5.1)
Effect of exchange rate changes on cash and cash equivalents	(12.5)	(51.2)
Net decrease in cash and cash equivalents	(434.9)	(800.4)
Cash and cash equivalents, beginning of period	1,613.0	2,109.6
Cash and cash equivalents, end of period	$1,178.1	$1,309.2
Supplemental Cash Flow Information
Cash paid for income taxes	$100.3	$70.9
Cash paid for interest	73.5	38.7
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
The results of operations for the three month period ended June 30, 2023 are not necessarily indicative of future results.
Recently Adopted Accounting Standard Updates (“ASU”)
In October 2021, the Financial Accounting Standards Board (the “FASB”) issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The amendments in this update were effective for fiscal years beginning after December 15, 2022 for public companies. The Company adopted this guidance on January 1, 2023 and applies the guidance prospectively to business combinations completed after this date. The adoption did not have a material impact on our condensed consolidated financial statements.
Supply Chain Finance Program
The Company has adopted ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires the following disclosures about supplier finance programs. This adoption had no impact on the Company’s financial position, results of operations or cash flows.
The Company has entered into an agreement with a financial institution to facilitate a supply chain finance program (the “SCF Program”). Under the SCF Program, qualifying suppliers may elect to sell their receivables from the Company to the financial institution. Participating suppliers negotiate arrangements for sale of their receivables directly with the financial institution, and the terms of the Company’s payment obligations are not impacted by a supplier’s participation in the SCF Program. Once a qualifying supplier elects to participate in the SCF Program and reaches an agreement with the financial institution, the supplier elects which individual Company invoices they sell to the financial institution. However, all of the Company’s payments to participating suppliers are paid to the financial institution on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the financial institution. The Company has not pledged any assets as security or provided other forms of guarantees. All outstanding amounts related to suppliers participating in the SCF Program are recorded within “Accounts payable” in our Condensed Consolidated Balance Sheets, and the associated payments are included in “Net cash provided by operating activities from continuing operations” within our Condensed Consolidated Statements of Cash Flows. Included in “Accounts payable” in the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 were $22.8 million and $9.7 million of outstanding payment obligations, respectively, that were sold to the financial institution by participating suppliers.
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
High Pressure Solutions
On February 14, 2021, the Company entered into an agreement to sell the majority interest in its High Pressure Solutions business to private equity firm American Industrial Partners. The Company received net cash proceeds of $278.3 million for its majority interest of 55%, and retained a 45% common equity interest in the newly-formed entity comprising the HPS business. This sale was substantially completed on April 1, 2021 and concluded in the fourth quarter of 2021. The Company expects to maintain its minority investment in HPS indefinitely and is unable to estimate when this interest may be disposed.
Financial information of discontinued operations
Income from discontinued operations, net of tax was $1.5 million and $0.1 million for the three and six month periods ended June 30, 2022, respectively, and consisted primarily of expenses incurred to finalize separation and fulfill transition services.
Note 3. Acquisitions
Acquisitions in 2023
On January 3, 2023, the Company completed the acquisition of SPX FLOW’s Air Treatment business (“Air Treatment”) for cash consideration of $519.0 million. The business is a manufacturer of desiccant and refrigerated dryers, filtration systems and purifiers for dehydration in compressed air. The acquisition is intended to expand the Company’s offerings of compressor system components through globally recognized brands. The Air Treatment business has been reported within the Industrial Technologies and Services segment.
The goodwill arising from the acquisition is attributable to revenue and cost synergies, anticipated growth of new and existing customers, and the assembled workforce. Substantially all of this goodwill is not expected to be deductible for tax purposes.
On February 1, 2023, the Company acquired Paragon Tank Truck Equipment (“Paragon”), a provider of solutions used for loading and unloading dry bulk and liquid tanks on and off of trucks, for cash consideration of $42.2 million. Paragon has been reported within the Industrial Technologies and Services segment.
On April 1, 2023, the Company acquired EcoPlant Technological Innovation Ltd. (“EcoPlant”), for initial cash consideration of $29.7 million and contingent consideration of up to $17.0 million. EcoPlant is a provider of a software-as-a-service platform that dynamically controls compressed air systems to optimize performance and resource consumption. EcoPlant has been reported within the Industrial Technologies and Services segment.
Other acquisitions completed during the six months ended June 30, 2023 include several sales and service businesses, substantially all of which have been reported within the Industrial Technologies and Services segment. The aggregate consideration for these acquisitions was $21.2 million.
The following table summarizes the allocation of consideration for all businesses acquired in 2023 to the fair values of identifiable assets acquired and liabilities assumed at the acquisition dates. Initial accounting for these acquisitions is substantially complete, mainly pending the measurement of certain income tax-related assets and liabilities. Any further adjustments during the measurement period are not expected to be material.

	Air Treatment	All Others	Total
Accounts receivable	$26.1	$5.9	$32.0
Inventories	43.9	12.5	56.4
Other current assets	2.2	0.5	2.7
Property, plant and equipment	18.4	2.7	21.1
Goodwill	276.7	75.2	351.9
Other intangible assets	238.6	18.4	257.0
Other assets	24.1	—	24.1
Total current liabilities	(35.6)	(6.5)	(42.1)
Deferred tax liabilities	(68.5)	—	(68.5)
Other noncurrent liabilities	(6.9)	(2.8)	(9.7)
Total consideration	$519.0	$105.9	$624.9
The aggregate revenue and operating income included in the condensed consolidated financial statements for these acquisitions subsequent to the dates of acquisition was $60.6 million and $3.7 million for the three month period ended June 30, 2023, respectively, and $109.0 million and $6.9 million for the six month period then ended, respectively. The operating income of these acquired businesses includes the effects of acquisition-related accounting adjustments such as amortization of intangible assets and fair value adjustments to acquired inventory.
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
On November 1, 2022, the Company acquired Pedro Gil Construcciones Mecanicas, S.L. (“Pedro Gil”), a manufacturer of positive displacement blowers, pumps and vacuum systems in the Spanish market, for aggregate cash consideration of $18.4 million. Pedro Gil has been reported in the Industrial Technologies and Services segment from the date of acquisition.
On December 1, 2022, the Company acquired Everest Blowers Private Limited and Everest Blower Systems Private Limited (collectively, “Everest Group”), an Indian market leader for customized blower and vacuum pump solutions, for $75.3 million aggregate cash consideration and contingent consideration initially estimated to be $12.1 million. Everest Group has been reported in the Industrial Technologies and Services segment from the date of acquisition.
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

	Dosatron International	All Others	Total
Accounts receivable	$1.8	$16.2	$18.0
Inventories	6.2	20.4	26.6
Other current assets	0.1	1.3	1.4
Property, plant and equipment	0.3	8.9	9.2
Goodwill	57.4	151.9	209.3
Other intangible assets	41.9	43.0	84.9
Other assets	13.8	0.9	14.7
Total current liabilities	(3.5)	(30.7)	(34.2)
Deferred tax liabilities	(13.8)	(9.7)	(23.5)
Other noncurrent liabilities	—	(1.9)	(1.9)
Total consideration	$104.2	$200.3	$304.5
The revenues included in the condensed consolidated financial statements for these acquisitions subsequent to their date of acquisition was $30.7 million and $5.1 million for the three month periods ended June 30, 2023 and 2022, respectively, and $64.1 million and $9.1 million for the six month periods then ended, respectively. The operating income included in the condensed consolidated financial statements for these acquisitions subsequent to their date of acquisition was $3.8 million and $1.3 million for the three month periods ended June 30, 2023 and 2022, respectively, and $9.2 million and $2.0 million for the six month periods then ended, respectively. The operating income of these acquired businesses include the effects of acquisition-related accounting adjustments such as amortization of intangible assets and fair value adjustments to acquired inventory.
Note 4. Restructuring
2023 Actions
In 2023, the Company executed restructuring actions to optimize our cost structure. Charges include workforce restructuring, facility consolidation and other exit and disposal costs. We continue to review our cost structure in the context of footprint, recent acquisitions, and the macroeconomic environment which may result in further restructuring actions throughout the year. For the six month period ended June 30, 2023, we have recognized expense of $1.9 million within Industrial Technologies and Services and $1.4 million within Precision and Science Technologies related to the 2023 actions.
Prior Year Actions
Subsequent to the acquisition of and merger with the Industrial business of Ingersoll-Rand plc (“Ingersoll Rand Industrial”) in 2020 (the “Merger”), the Company announced a restructuring program (“2020 Plan”) to create efficiencies and synergies, reduce the number of facilities and optimize operating margin within the merged Company. Through June 30, 2023, we have recognized cumulative expense related to the 2020 Plan of $130.5 million, comprising $103.8 million, $15.2 million and $11.5 million for Industrial Technologies and Services, Precision and Science Technologies and Corporate, respectively. The Company expects to complete all actions by the end of 2023, and does not expect remaining expense under the 2020 Plan to be material.
For the three and six month periods ended June 30, 2023 and 2022, “Restructuring charges, net” were recognized within “Other operating expense, net” in the Condensed Consolidated Statement of Operations and consisted of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2023	2022	2023	2022
Industrial Technologies and Services	$3.8	$8.7	$6.9	$12.3
Precision and Science Technologies	1.4	0.5	1.0	8.1
Corporate	—	(0.3)	0.2	1.0
Restructuring charges, net	$5.2	$8.9	$8.1	$21.4

The following table summarizes the activity associated with the Company’s restructuring programs for the three and six month periods ended June 30, 2023 and 2022.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$13.4	$16.9	$14.9	$12.3
Charged to expense - termination benefits	2.4	4.2	3.3	12.5
Charged to expense - other (1)	1.8	2.1	2.9	4.1
Payments	(7.2)	(3.3)	(10.8)	(8.2)
Currency translation adjustment and other	0.1	(1.9)	0.2	(2.7)
Balance at end of period	$10.5	$18.0	$10.5	$18.0
(1)Excludes $1.0 million and $2.6 million of non-cash charges that impacted restructuring expense but not the restructuring liabilities during the three month periods ended June 30, 2023 and 2022, respectively, and $1.9 million and $4.8 million for the six month periods then ended, respectively.
Note 5. Allowance for Credit Losses
The allowance for credit losses for the three and six month periods ended June 30, 2023 and 2022 consisted of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2023	2022	2023	2022
Balance at beginning of the period	$51.0	$43.7	$47.2	$42.3
Provision charged to expense	2.2	4.7	6.2	6.7
Write-offs, net of recoveries	(1.3)	(1.0)	(1.7)	(1.5)
Foreign currency translation and other	(0.7)	(2.2)	(0.5)	(2.3)
Balance at end of the period	$51.2	$45.2	$51.2	$45.2
Note 6. Inventories
Inventories as of June 30, 2023 and December 31, 2022 consisted of the following.

	June 30, 2023	December 31, 2022
Raw materials, including parts and subassemblies	$674.1	$625.0
Work-in-process	147.3	122.2
Finished goods	354.7	338.7
	1,176.1	1,085.9
LIFO reserve	(74.8)	(60.5)
Inventories	$1,101.3	$1,025.4

Note 7. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill attributable to each reportable segment for the six month period ended June 30, 2023 is presented in the table below.

	Industrial Technologies and Services	Precision and Science Technologies	Total
Balance at beginning of period	$4,222.5	$1,841.7	$6,064.2
Acquisitions	349.5	2.4	351.9
Foreign currency translation and other(1)	7.7	3.4	11.1
Balance at end of period	$4,579.7	$1,847.5	$6,427.2
(1)Includes measurement period adjustments
As of both June 30, 2023 and December 31, 2022, goodwill included accumulated impairment losses of $220.6 million within the Industrial Technologies and Services segment.
Other Intangible Assets, Net
Other intangible assets as of June 30, 2023 and December 31, 2022 consisted of the following.

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer lists and relationships	$3,191.6	$(1,430.7)	$1,760.9	$3,029.0	$(1,286.1)	$1,742.9
Technology	393.3	(150.8)	242.5	360.0	(124.5)	235.5
Tradenames	51.8	(25.4)	26.4	46.2	(22.7)	23.5
Backlog	8.0	(4.8)	3.2	1.0	(0.3)	0.7
Other	115.3	(99.6)	15.7	113.7	(93.2)	20.5
Unamortized intangible assets
Tradenames	1,611.1	—	1,611.1	1,555.5	—	1,555.5
Total other intangible assets	$5,371.1	$(1,711.3)	$3,659.8	$5,105.4	$(1,526.8)	$3,578.6
Intangible Asset Impairment Considerations
As of June 30, 2023 and December 31, 2022, there were no indications that the carrying value of goodwill and other intangible assets may not be recoverable.
Note 8. Accrued Liabilities
Accrued liabilities as of June 30, 2023 and December 31, 2022 consisted of the following.

	June 30, 2023	December 31, 2022
Salaries, wages and related fringe benefits	$200.6	$223.3
Contract liabilities	339.2	305.6
Product warranty	57.4	46.2
Operating lease liabilities	39.8	39.6
Restructuring	10.5	14.9
Taxes	88.0	63.3
Other	188.1	165.9
Total accrued liabilities	$923.6	$858.8

A reconciliation of the changes in the accrued product warranty liability for the three and six month periods ended June 30, 2023 and 2022 are as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$54.1	$42.5	$46.2	$42.5
Product warranty accruals	15.8	5.2	24.7	9.4
Acquired warranty	—	—	1.4	—
Settlements	(11.0)	(3.5)	(14.9)	(7.3)
Foreign currency translation and other	(1.5)	(1.1)	—	(1.5)
Balance at end of period	$57.4	$43.1	$57.4	$43.1
Note 9. Benefit Plans
Net Periodic Benefit Cost
The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and six month periods ended June 30, 2023 and 2022.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	For the Three Month Period Ended June 30,
	2023	2022	2023	2022	2023	2022
Service cost	$—	$1.0	$0.6	$0.8	$—	$—
Interest cost	3.9	2.9	2.8	1.5	0.3	0.1
Expected return on plan assets	(3.4)	(3.3)	(2.7)	(3.0)	—	—
Recognition of:
Unrecognized prior service cost	—	—	0.1	0.1	—	—
Unrecognized net actuarial loss	0.1	—	(0.5)	—	(0.2)	—
	0.6	0.6	0.3	(0.6)	0.1	0.1
Gain on settlement	(0.6)	—	—	—	—	—
	$—	$0.6	$0.3	$(0.6)	$0.1	$0.1

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	For the Six Month Period Ended June 30,
	2023	2022	2023	2022	2023	2022
Service cost	$—	$2.1	$1.2	$1.7	$—	$—
Interest cost	7.9	5.7	5.5	3.1	0.5	0.3
Expected return on plan assets	(6.7)	(6.5)	(5.4)	(6.2)	—	—
Recognition of:
Unrecognized prior service cost	—	—	0.1	0.1	—	—
Unrecognized net actuarial loss	0.1	—	(0.9)	0.1	(0.3)	—
	1.3	1.3	0.5	(1.2)	0.2	0.3
Gain on settlement	(0.6)	(0.9)	—	—	—	—
	$0.7	$0.4	$0.5	$(1.2)	$0.2	$0.3
The components of net periodic benefit cost other than the service cost component are included in “Other income, net” in the Condensed Consolidated Statements of Operations.

Note 10. Debt
Debt as of June 30, 2023 and December 31, 2022 is summarized as follows.

	June 30, 2023	December 31, 2022
Short-term borrowings	$1.4	$4.5
Long-term debt:
Dollar Term Loan B, due 2027(1)	1,837.0	1,846.3
Dollar Term Loan, due 2027(2)	896.8	901.4
Finance leases and other long-term debt	17.8	22.2
Unamortized debt issuance costs	(23.2)	(21.8)
Total long-term debt, net, including current maturities	2,728.4	2,748.1
Current maturities of long-term debt	29.9	32.0
Total long-term debt, net	$2,698.5	$2,716.1
(1)As of June 30, 2023, this amount is presented net of unamortized discounts of $1.3 million. As of June 30, 2023, the applicable interest rate was approximately 7.00% and the weighted-average interest rate was 6.59% for the six month period ended June 30, 2023.
(2)As of June 30, 2023, this amount is presented net of unamortized discounts of $0.6 million. As of June 30, 2023, the applicable interest rate was approximately 7.00% and the weighted average interest rate was 6.59% for the six month period ended June 30, 2023.
Senior Secured Credit Facilities
The Senior Secured Credit Facilities provided senior secured financing consisting of (i) a senior secured term loan facility denominated in U.S. dollars (as refinanced and otherwise modified from time to time prior to February 28, 2020, the “Original Dollar Term Loan”), (ii) a senior secured term loan facility denominated in U.S. dollars (entered into at the time of the Merger, the “Dollar Term Loan B”), and (iii) a senior secured revolving credit facility (as refinanced and otherwise modified from time to time the “Revolving Credit Facility”). The Revolving Credit Facility is available to be drawn in U.S. dollars (“USD”), Euros (“EUR”), Great British Pounds (“GBP”) and other reasonably accepted foreign currencies, subject to certain sublimits for the foreign currencies. On April 21 2023, the Company entered into Amendment No. 9 to the Credit Agreement, which (a) extended the maturity date for the revolving credit commitments from June 28, 2024 to April 21, 2028, (b) increased the aggregate revolving credit commitments from $1,100.0 million to $2,000.0 million, and (c) made certain other corresponding changes and updates. Other than as modified by Amendment No. 9, the loans under the Credit Agreement continue to have the same terms and the parties to the Credit Agreement continue to have the same obligations set forth in the Credit Agreement. The amendment resulted in the write-off of unamortized debt issuance costs of $0.9 million which was recognized in “Loss on extinguishment of debt” in the Condensed Consolidated Statements of Operations.
See Note 11 “Debt” to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2022 for further information on the Senior Secured Credit Facilities.
As of June 30, 2023, the aggregate amount of commitments under the Revolving Credit Facility was $2,000.0 million and the capacity under the Revolving Credit Facility to issue letters of credit was $400.0 million. As of June 30, 2023, the Company had no outstanding borrowings under the Revolving Credit Facility, no outstanding letters of credit under the Revolving Credit Facility and unused availability under the Revolving Credit Facility of $2,000.0 million.
As of June 30, 2023, we were in compliance with all covenants of our Senior Secured Credit Facilities.
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

Stock-Based Compensation
For the three month periods ended June 30, 2023 and 2022, the Company recognized stock-based compensation expense of $11.9 million and $22.4 million, respectively, and $24.0 million and $42.2 million for the six month period then ended, respectively. These costs are included in “Cost of sales” and “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations.
In the six month period ended June 30, 2023, the $24.0 million of stock-based compensation expense included expense for equity awards granted under the 2013 and 2017 Plan of $23.4 million and an increase in the liability for stock appreciation rights (“SAR”) of $0.6 million.
As of June 30, 2023, there was $136.8 million of total unrecognized compensation expense related to outstanding stock options, restricted stock unit awards and performance stock unit awards granted to employees and non-employee directors, as well as 400,000 conditional stock options awarded during the third quarter of 2022 to our Chairman and CEO in which the service date precedes the grant date, and will be granted upon achievement of certain performance targets. These 400,000 stock options have not been included in the Stock Option Awards section below since the grant date has not occurred.
Stock Option Awards
Stock options are granted to employees with an exercise price equal to the fair value of the Company’s per share common stock on the date of grant. Stock option awards typically vest over four or five years and expire ten years from the date of grant.
A summary of the Company’s stock option (including SARs) activity for the six month period ended June 30, 2023 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Exercise Price (per share)
Stock options outstanding as of December 31, 2022	6,383	$25.22
Granted	744	57.90
Exercised or settled	(832)	19.44
Forfeited	(83)	48.97
Expired	(1)	39.15
Stock options outstanding as of June 30, 2023	6,211	29.58

Vested as of June 30, 2023	4,426	21.36
The following assumptions were used to estimate the fair value of options granted during the six month periods ended June 30, 2023 and 2022 using the Black-Scholes option-pricing model.

	For the Six Month Period Ended June 30,
Assumptions	2023	2022
Expected life of options (in years)	6.3 - 7.5	6.3
Risk-free interest rate	3.8% - 4.1%	1.9% - 3.1%
Assumed volatility	36.4% - 36.6%	37.1% - 38.3%
Expected dividend rate	0.1%	0.2%
Restricted Stock Unit Awards
Restricted stock units are granted to employees and non-employee directors based on the market price of the Company’s common stock on the grant date and recognized in compensation expense over the vesting period. A summary of the Company’s restricted stock unit activity for the six month period ended June 30, 2023 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2022	1,005	$43.50
Granted	378	57.90
Vested	(342)	37.16
Forfeited	(50)	50.45
Non-vested as of June 30, 2023	991	50.82
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
A summary of the Company’s performance stock unit activity for the six month period ended June 30, 2023 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2022	1,539	$44.99
Granted	149	75.52
Change in units based on performance	222	29.72
Vested	(444)	29.72
Forfeited	(43)	61.93
Non-vested as of June 30, 2023	1,423	50.05
The following assumptions were used to estimate the fair value of performance share units granted during the six month periods ended June 30, 2023 and 2022 using the Monte Carlo simulation pricing model.

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
The before tax income (loss) and related income tax effect are as follows.

	For the Three Month Period Ended June 30,
	2023			2022
	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount
Foreign currency translation adjustments, net	$(46.6)	$—	$(46.6)	$(183.4)	$(28.7)	$(212.1)
Unrecognized gains (losses) on cash flow hedges	14.6	(3.7)	10.9	(6.3)	0.9	(5.4)
Pension and other postretirement benefit prior service cost and gain or loss, net	(1.5)	0.4	(1.1)	(2.6)	0.6	(2.0)
Other comprehensive loss	$(33.5)	$(3.3)	$(36.8)	$(192.3)	$(27.2)	$(219.5)

	For the Six Month Period Ended June 30,
	2023			2022
	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount	Before-Tax Amount	Tax Benefit or (Expense)	Net of Tax Amount
Foreign currency translation adjustments, net	$(0.4)	$(15.4)	$(15.8)	$(205.1)	$(35.8)	$(240.9)
Unrecognized gains (losses) on cash flow hedges	7.5	(1.9)	5.6	(6.3)	0.9	(5.4)
Pension and other postretirement benefit prior service cost and gain or loss, net	(1.7)	0.4	(1.3)	(4.1)	1.0	(3.1)
Other comprehensive loss	$5.4	$(16.9)	$(11.5)	$(215.5)	$(33.9)	$(249.4)
The tables above include only the other comprehensive income (loss), net of tax, attributable to Ingersoll Rand Inc. Other comprehensive income (loss), net, attributable to noncontrolling interest holders was $(0.1) million and $(4.8) million for the three month periods ended June 30, 2023 and 2022, respectively, and $0.8 million and $(4.2) million for the six month periods ended June 30, 2023 and 2022, respectively, and related entirely to foreign currency translation adjustments.
Changes in accumulated other comprehensive loss by component for the six month periods ended June 30, 2023 and 2022 are presented in the following table net of tax.

	Foreign Currency Translation Adjustments, Net	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2022	$(282.8)	$16.0	$15.1	$(251.7)
Other comprehensive income (loss) before reclassifications	(8.2)	10.1	(0.1)	1.8
Amounts reclassified from accumulated other comprehensive loss	(7.6)	(4.5)	(1.2)	(13.3)
Other comprehensive income (loss)	(15.8)	5.6	(1.3)	(11.5)
Balance as of June 30, 2023	$(298.6)	$21.6	$13.8	$(263.2)

	Foreign Currency Translation Adjustments, Net	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2021	$(29.9)	$—	$(11.7)	$(41.6)
Other comprehensive loss before reclassifications	(240.8)	(5.5)	(2.6)	(248.9)
Amounts reclassified from accumulated other comprehensive loss	(0.1)	0.1	(0.5)	(0.5)
Other comprehensive loss	(240.9)	(5.4)	(3.1)	(249.4)
Balance as of June 30, 2022	$(270.8)	$(5.4)	$(14.8)	$(291.0)
Reclassifications out of accumulated other comprehensive loss for the six month periods ended June 30, 2023 and 2022 are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	For the Six Month Period Ended June 30,		Affected Line(s) in the Statement Where Net Income is Presented
	2023	2022
Cash flow hedges (interest rate swaps and caps)	$(6.0)	$0.1	Interest expense
Provision for income taxes	1.5	—	Provision for income taxes
Cash flow hedges (interest rate swaps and caps), net of tax	$(4.5)	$0.1

Net investment hedges	$(10.2)	$(0.1)	Interest expense
Provision for income taxes	2.6	—	Provision for income taxes
Net investment hedges, net of tax	$(7.6)	$(0.1)

Amortization of defined benefit pension and other postretirement benefit items(1)	$(1.6)	$(0.7)	Cost of sales and Selling and administrative expenses
Provision for income taxes	0.4	0.2	Provision for income taxes
Amortization of defined benefit pension and other postretirement benefit items, net of tax	$(1.2)	$(0.5)

Total reclassifications for the period, net of tax	$(13.3)	$(0.5)
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
Derivative Instruments
The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022.

June 30, 2023
Derivative Classification		Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash flow	$528.5	$11.1	$5.4	$—	$—
Interest rate cap contracts	Cash flow	1,000.0	13.0	8.0	—	—
Cross-currency interest rate swap contracts	Net investment	1,054.2	15.6	—	—	48.8
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair value	$7.3	$—	$—	$—	$—
Foreign currency forwards	Fair value	1.7	—	—	—	—

December 31, 2022
Derivative Classification		Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash Flow	$528.5	$8.8	$5.3	$—	$—
Interest rate cap contracts	Cash flow	1,000.0	8.3	9.8	—	—
Cross-currency interest rate swap contracts	Net investment	1,054.2	17.7	—	—	28.7
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$7.3	$—	$—	$—	$—
Foreign currency forwards	Fair Value	15.8	—	—	—	—
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
There were no off-balance sheet derivative instruments as of June 30, 2023 or December 31, 2022.
Interest Rate Swap and Cap Contracts Designated as Cash Flow Hedges
As of June 30, 2023, the Company was the fixed rate payor on two interest rate swap contracts that effectively fix the SOFR-based index used to determine the interest rates charged on a total of $528.5 million of the Company’s SOFR-based variable rate borrowings. These contracts carry a fixed rate of 3.2% and expire in 2025. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted SOFR-based interest payments. Based on SOFR-based swap yield curves as of June 30, 2023, the Company expects to reclassify gains of $11.2 million out of accumulated other comprehensive income (“AOCI”) into earnings during the next 12 months.
As of June 30, 2023, the Company entered into three interest rate cap contracts that effectively limit the SOFR-based index used to determine the interest rates charged on a total of $1,000.0 million of the Company’s SOFR-based variable rate borrowings to 4.0% and expire in 2025. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted SOFR-based interest payments. As of June 30, 2023, the Company expects to reclassify net gains of $7.6 million out of AOCI into earnings during the next 12 months.
Gains (losses) on derivatives designated as cash flow hedges included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2023 and 2022 are as presented in the table below.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2023	2022	2023	2022
Gain (loss) recognized in OCI on derivatives	$18.6	$(6.6)	$13.5	$(6.6)
Gain (loss) reclassified from AOCI into income (effective portion)(1)	4.0	(0.1)	6.0	(0.1)
(1)Losses on derivatives reclassified from AOCI into income were included within “Interest expense” in the Condensed Consolidated Statements of Operations.
Cross-Currency Interest Rate Swap Contracts Designated as Net Investment Hedges
As of June 30, 2023, the Company was the fixed rate payor on two cross-currency interest rate swap contracts that replace a fixed rate of 3.2% on a total of $528.5 million with a fixed rate of 1.6% on a total of €500.0 million. These contracts expire in 2025. These contracts have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
As of June 30, 2023, the Company entered into three cross-currency interest rate swap contracts where we receive SOFR on a total of $525.7 million and pay EURIBOR on a total of €500.0 million. These contracts expire in 2025. These contracts have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
Gains (losses) on derivatives designated as net investment hedges included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2023 and 2022 are as presented in the table below.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2023	2022	2023	2022
Gain (loss) recognized in OCI on derivatives	$(6.6)	$6.0	$(12.1)	$6.0
Gain reclassified from AOCI into income (effective portion)(1)	4.8	0.1	10.2	0.1
(1)Gains on derivatives reclassified from AOCI into income were included within “Interest expense” in the Condensed Consolidated Statements of Operations.
Foreign Currency Forwards Not Designated as Hedging Instruments
The Company had two foreign currency forward contracts outstanding as of June 30, 2023 with notional amounts ranging from $1.7 million to $7.3 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included within “Other operating expense, net” in the Condensed Consolidated Statements of Operations. The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty. It is the Company’s practice to recognize the gross amounts in the Condensed Consolidated Balance Sheets. The amount available to be netted is not material.

The Company’s gains (losses) on derivative instruments not designated as accounting hedges and total net foreign currency losses for the three and six month periods ended June 30, 2023 and 2022 were as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2023	2022	2023	2022
Foreign currency forward contracts gains	$—	$4.1	$0.2	$3.1
Total foreign currency transaction gains, net	1.1	1.8	0.1	5.6
Foreign Currency Denominated Debt Designated as a Net Investment Hedge
In February 2020, the Company designated its Euro Term Loan, which had a principal balance at that time of €601.2 million, as a hedge of the Company’s net investment in subsidiaries with a functional currency of euro. This loan was repaid in June 2022 and the hedge has been discontinued. The Company’s gains, net of income tax, associated with changes in the value of debt for the three and six month period ended June 30, 2022 were $23.1 million and $36.4 million, respectively.
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

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(1)	$15.3	$—	$—	$15.3
Interest rate swaps(2)	—	16.5	—	16.5
Interest rate caps(3)	—	21.0	—	21.0
Cross-currency interest rate swaps(4)	—	15.6	—	15.6
Foreign currency forwards(5)	—	—	—	—
Total	$15.3	$53.1	$—	$68.4
Financial Liabilities
Deferred compensation plans(1)	$21.9	$—	$—	$21.9
Cross-currency interest rate swaps(4)	—	48.8	—	48.8
Contingent consideration(6)	—	—	62.5	62.5
Foreign currency forwards(5)	—	—	—	—
Total	$21.9	$48.8	$62.5	$133.2

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(1)	$12.3	$—	$—	$12.3
Interest rate swaps(2)	—	14.1	—	14.1
Interest rate caps(3)	—	18.1	—	18.1
Cross-currency interest rate swaps(4)	—	17.7	—	17.7
Foreign currency forwards(5)	—	—	—	—
Total	$12.3	$49.9	$—	$62.2
Financial Liabilities
Deferred compensation plan(1)	$19.6	$—	$—	$19.6
Cross-currency interest rate swaps(4)	—	28.7	—	28.7
Contingent consideration(6)	—	—	43.9	43.9
Foreign currency forwards(5)	—	—	—	—
Total	$19.6	$28.7	$43.9	$92.2
(1)Based on the quoted price of publicly traded mutual funds and other equity securities which are classified as trading securities and accounted for using the mark-to-market method.
(2)Measured as the present value of all expected future cash flows based on the SOFR-based swap yield curves as of June 30, 2023. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.
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

Contingent Consideration
Certain of the Company’s acquisitions may result in payments of consideration in future periods that are contingent upon the achievement of certain targets, generally measures of revenue and EBITDA. As part of the initial accounting for the acquisition, a liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is re-measured at each reporting period, and the change in fair value is recognized within “Other operating expense, net” in the Condensed Consolidated Statements of Operations. This fair value measurement of contingent consideration is categorized within Level 3 of the fair value hierarchy, as the measurement amount is based primarily on significant inputs that are not observable in the market.
The following table provides a reconciliation of the activity for contingent consideration for the three and six month period ended June 30, 2023.

	For the Three Month Period Ended June 30, 2023	For the Six Month Period Ended June 30, 2023
Balance at beginning of the period	$48.4	$43.9
Acquisitions	12.8	12.8
Changes in fair value	4.1	8.4
Payments	(3.1)	(3.1)
Foreign currency translation	0.3	0.5
Balance at end of the period	$62.5	$62.5
As of June 30, 2023, the contingent consideration included in “Accrued liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheets were $20.5 million and $42.0 million, respectively.
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
Disaggregation of Revenue
The following tables provide disaggregated revenue by reportable segment for the three and six month periods ended June 30, 2023 and 2022.

	Industrial Technologies and Services		Precision and Science Technologies		Total
	Three Month Period Ended June 30,
	2023	2022	2023	2022	2023	2022
Primary Geographic Markets
United States	$556.8	$468.9	$140.8	$135.7	$697.6	$604.6
Other Americas	88.0	81.0	7.1	6.9	95.1	87.9
Total Americas	644.8	549.9	147.9	142.6	792.7	692.5
EMEIA	428.5	343.3	113.9	105.2	542.4	448.5
Asia Pacific	305.1	257.3	46.3	41.6	351.4	298.9
Total	$1,378.4	$1,150.5	$308.1	$289.4	$1,686.5	$1,439.9
Product Categories
Original equipment	$843.2	$697.8	$244.5	$234.2	$1,087.7	$932.0
Aftermarket	535.2	452.7	63.6	55.2	598.8	507.9
Total	$1,378.4	$1,150.5	$308.1	$289.4	$1,686.5	$1,439.9
Pattern of Revenue Recognition
Revenue recognized at point in time(1)	$1,266.2	$1,065.9	$306.1	$288.7	$1,572.3	$1,354.6
Revenue recognized over time(2)	112.2	84.6	2.0	0.7	114.2	85.3
Total	$1,378.4	$1,150.5	$308.1	$289.4	$1,686.5	$1,439.9

	Industrial Technologies and Services		Precision and Science Technologies		Total
	Six Month Period Ended June 30,
	2023	2022	2023	2022	2023	2022
Primary Geographic Markets
United States	$1,108.0	$883.7	$285.0	$270.0	$1,393.0	$1,153.7
Other Americas	178.9	154.3	14.4	15.4	193.3	169.7
Total Americas	1,286.9	1,038.0	299.4	285.4	1,586.3	1,323.4
EMEIA	854.5	675.1	227.3	214.9	1,081.8	890.0
Asia Pacific	554.2	477.0	93.5	86.5	647.7	563.5
Total	$2,695.6	$2,190.1	$620.2	$586.8	$3,315.8	$2,776.9
Product Categories
Original equipment	$1,633.3	$1,312.0	$489.8	$473.2	$2,123.1	$1,785.2
Aftermarket	1,062.3	878.1	130.4	113.6	1,192.7	991.7
Total	$2,695.6	$2,190.1	$620.2	$586.8	$3,315.8	$2,776.9
Pattern of Revenue Recognition
Revenue recognized at point in time(1)	$2,486.7	$2,022.5	$617.3	$584.2	$3,104.0	$2,606.7
Revenue recognized over time(2)	208.9	167.6	2.9	2.6	211.8	170.2
Total	$2,695.6	$2,190.1	$620.2	$586.8	$3,315.8	$2,776.9

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
Performance Obligations
As of June 30, 2023, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $655.3 million in the next twelve months and $528.6 million in periods thereafter. The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time and service contracts with an original duration greater than one year.
Contract Balances
The following table provides the contract balances as of June 30, 2023 and December 31, 2022 presented in the Condensed Consolidated Balance Sheets.

	June 30, 2023	December 31, 2022
Accounts receivable, net	$1,219.8	$1,122.0
Contract assets	48.5	70.6
Contract liabilities - current	339.2	305.6
Contract liabilities - noncurrent	1.1	1.1
Note 16. Income Taxes
The following table summarizes the Company’s provision for income taxes and effective income tax provision rate for the three and six month periods ended June 30, 2023 and 2022.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2023	2022	2023	2022
Income before income taxes	$238.9	$180.5	$449.9	$323.1
Provision for income taxes	$60.5	$41.9	$108.6	$74.3
Effective income tax provision rate	25.3%	23.2%	24.1%	23.0%
The increase in the provision for income taxes and increase in the effective income tax provision rate for the three month period ended June 30, 2023 when compared to the same three month period of 2022 is primarily due to an increase in the pretax book income in jurisdictions with higher effective tax rates combined with decreased earnings in jurisdictions with lower tax rates.
The increase in the provision for income taxes and increase in the effective income tax provision rate for the six month period ended June 30, 2023 when compared to the same six month period of 2022 is primarily due to an increase in the pretax book income in jurisdictions with higher effective tax rates combined with decreased earnings in jurisdictions with lower tax rates.

Note 17. Other Operating Expense, Net
The components of “Other operating expense, net” for the three and six month periods ended June 30, 2023 and 2022 were as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2023	2022	2023	2022
Foreign currency transaction gains, net	$(1.1)	$(1.8)	$(0.1)	$(5.6)
Restructuring charges, net(1)	5.2	8.9	8.1	21.4
Acquisition and other transaction related expenses(2)	12.8	5.4	28.0	12.9
Other, net	2.9	0.7	4.2	1.9
Total other operating expense, net	$19.8	$13.2	$40.2	$30.6
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
Asbestos and Silica Related Litigation
The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity. “Accrued liabilities” and “Other liabilities” of the Condensed Consolidated Balance Sheets include a total litigation reserve of $133.0 million and $137.9 million as of June 30, 2023 and December 31, 2022, respectively, with regards to potential liability arising from the Company’s asbestos-related litigation. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity.
The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $154.0 million and $154.2 million as of June 30, 2023 and December 31, 2022, respectively, which was included in “Other assets” in the Condensed Consolidated Balance Sheets. The amounts recorded by the Company for asbestos-related liabilities and insurance recoveries are based on currently available information and assumptions that the Company believes are reasonable based on an evaluation of relevant factors. The actual liabilities or insurance recoveries could be higher or lower than those recorded if actual results vary significantly from the assumptions.
Environmental Matters
The Company has been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under U.S. federal “Superfund” or similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. The Company has undiscounted accrued liabilities of $14.9 million and $13.5 million as of June 30, 2023 and December 31, 2022, respectively, on its Condensed Consolidated Balance Sheets to the extent costs are known or can be reasonably estimated for its remaining financial obligations in relation to environmental matters and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.

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

The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Income from Continuing Operations Before Income Taxes for the three and six month periods ended June 30, 2023 and 2022.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2023	2022	2023	2022
Revenue
Industrial Technologies and Services	$1,378.4	$1,150.5	$2,695.6	$2,190.1
Precision and Science Technologies	308.1	289.4	620.2	586.8
Total Revenue	$1,686.5	$1,439.9	$3,315.8	$2,776.9
Segment Adjusted EBITDA
Industrial Technologies and Services	$377.5	$292.0	$723.1	$539.4
Precision and Science Technologies	90.0	77.7	184.5	162.8
Total Segment Adjusted EBITDA	$467.5	$369.7	$907.6	$702.2
Less items to reconcile Segment Adjusted EBITDA to Income from Continuing Operations Before Income Taxes:
Corporate expenses not allocated to segments	$42.8	$34.8	$82.8	$63.7
Interest expense	40.8	23.2	79.7	42.2
Depreciation and amortization expense (a)	111.0	103.7	224.1	211.2
Restructuring and related business transformation costs (b)	5.9	9.5	10.2	23.7
Acquisition and other transaction related expenses and non-cash charges (c)	13.8	5.4	31.8	14.9
Stock-based compensation	11.9	22.4	24.0	42.2
Foreign currency transaction gains, net	(1.1)	(1.8)	(0.1)	(5.6)
Loss on extinguishment of debt	0.9	1.1	0.9	1.1
Adjustments to LIFO inventories	6.5	—	14.3	—
Cybersecurity incident costs (d)	2.2	—	2.2	—
Other adjustments (e)	(6.1)	(9.1)	(12.2)	(14.3)
Income from Continuing Operations Before Income Taxes	238.9	180.5	449.9	323.1
Provision for income taxes	60.5	41.9	108.6	74.3
Income (loss) on equity method investments	2.4	(0.8)	2.7	(5.1)
Income from Continuing Operations	180.8	137.8	344.0	243.7
Income from discontinued operations, net of tax	—	1.5	—	0.1
Net Income	$180.8	$139.3	$344.0	$243.8
a)Depreciation and amortization expense excludes $0.8 million and $0.8 million of depreciation of rental equipment for the three month periods ended June 30, 2023 and 2022, respectively, and excludes $1.7 million and $1.8 million for the six month periods ended June 30, 2023 and 2022, respectively.
b)Restructuring and related business transformation costs consist of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2023	2022	2023	2022
Restructuring charges	$5.2	$8.9	$8.1	$21.4
Facility reorganization, relocation and other costs	0.7	0.6	2.1	2.3
Total restructuring and related business transformation costs	$5.9	$9.5	$10.2	$23.7
c)Represents costs associated with successful and abandoned acquisitions, including third-party expenses, post-closure integration costs and non-cash charges and credits arising from fair value purchase accounting adjustments.
d)Represents non-recoverable costs associated with a cybersecurity event.
e)Includes (i) pension and other postemployment plan costs other than service cost, (ii) interest income on cash and cash equivalents and (iii) other miscellaneous adjustments.

Note 20. Earnings Per Share
The number of weighted-average shares outstanding used in the computations of basic and diluted earnings per share are as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2023	2022	2023	2022
Average shares outstanding
Basic	404.5	404.5	404.8	406.1
Diluted	408.3	409.4	408.8	411.2
For the three month periods ended June 30, 2023 and 2022, 1.6 million and 2.0 million, respectively, of anti-dilutive shares were not included in the computation of diluted earnings per share. For the six month periods ended June 30, 2023 and June 30, 2022, 1.6 million and 1.8 million of anti-dilutive shares were not included in the computation of diluted earnings per share, respectively.

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
Recent Developments
On April 27, 2023, the Company detected a cybersecurity incident that resulted in a disruption of several of our information technology systems. We immediately launched a thorough investigation with the assistance of external cybersecurity experts to assess and mitigate impacts of the incident. The Company proactively took immediate actions to maintain business continuity and to minimize disruption to operations and customers, including isolating systems and implementing workarounds. As a result, we do not expect this incident to have a material impact on our business, results of operations or financial condition. Although an investigation is ongoing, the Company is not aware of any confidential customer information having been exfiltrated. If the Company becomes aware of any such information having been exfiltrated, it will make appropriate notifications. For a discussion of the risks and uncertainties that cybersecurity incidents may have on us, see “Risk Factors: Information systems failure or disruption, due to cyber terrorism or other actions, may adversely impact our business and result in financial loss to the Company or liability to our customers” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
On June 12, 2023, the Company entered into an agreement to acquire Howden Roots LLC (“Roots”) from Chart Industries, Inc. for an all-cash purchase price of approximately $300 million. Roots offerings include low-pressure compression and vacuum technologies and will be reported within the Industrial Technologies and Services segment. This transaction is expected to close in the third quarter of 2023, subject to regulatory approvals and customary closing conditions.
Items Affecting our Business, Industry and End Markets
General Economic Conditions
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

Foreign Currency Fluctuations
A significant portion of our revenues, approximately 56% for the six month period ended June 30, 2023, was denominated in currencies other than the U.S. dollar. Because much of our manufacturing facilities and labor force costs are outside of the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.
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
Results of Continuing Operations
Consolidated results should be read in conjunction with the segment results section herein and Note 19 “Segment Results” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, which provides more detailed discussions concerning certain components of our Condensed Consolidated Statements of Operations. All intercompany accounts and transactions have been eliminated within the consolidated results.The following table presents selected Condensed Consolidated Results of Operations of our business for the three and six month periods ended June 30, 2023 and 2022.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2023	2022	2023	2022
Condensed Consolidated Statement of Operations:
Revenues	$1,686.5	$1,439.9	$3,315.8	$2,776.9
Cost of sales	989.0	870.1	1,954.1	1,681.0
Gross profit	697.5	569.8	1,361.7	1,095.9
Selling and administrative expenses	315.6	275.6	626.7	541.1
Amortization of intangible assets	89.7	83.6	182.1	169.8
Other operating expense, net	19.8	13.2	40.2	30.6
Operating income	272.4	197.4	512.7	354.4
Interest expense	40.8	23.2	79.7	42.2
Loss on extinguishment of debt	0.9	1.1	0.9	1.1
Other income, net	(8.2)	(7.4)	(17.8)	(12.0)
Income before income taxes	238.9	180.5	449.9	323.1
Provision for income taxes	60.5	41.9	108.6	74.3
Income (loss) on equity method investments	2.4	(0.8)	2.7	(5.1)
Income from Continuing Operations	180.8	137.8	344.0	243.7
Income from discontinued operations, net of tax	—	1.5	—	0.1
Net income	180.8	139.3	344.0	243.8
Less: Net income attributable to noncontrolling interests	1.3	0.8	3.4	1.6
Net income attributable to Ingersoll Rand Inc.	$179.5	$138.5	$340.6	$242.2

Percentage of Revenues:
Gross profit	41.4%	39.6%	41.1%	39.5%
Selling and administrative expenses	18.7%	19.1%	18.9%	19.5%
Operating income	16.2%	13.7%	15.5%	12.8%
Income from Continuing Operations	10.7%	9.6%	10.4%	8.8%
Adjusted EBITDA	25.2%	23.3%	24.9%	23.0%

Other Financial Data:
Adjusted EBITDA (1)	$424.7	$334.9	$824.8	638.5
Adjusted Net Income (1)	278.2	222.5	545.2	423.7
Cash flows - operating activities	228.4	186.1	398.7	236.2
Cash flows - investing activities	(73.9)	(17.3)	(655.4)	(65.5)
Cash flows - financing activities	(76.4)	(798.7)	(165.7)	(914.8)
Free Cash Flow (1)	203.6	164.7	351.5	196.9
(1)See the “Non-GAAP Financial Measures” section for a reconciliation to comparable GAAP measure.
Revenues
Revenues for the three month period ended June 30, 2023 were $1,686.5 million, an increase of $246.6 million, or 17.1%, compared to $1,439.9 million for the same three month period in 2022. The increase in revenues was primarily due to higher pricing of $108.5 million, acquisitions of $85.3 million, and higher organic volumes of $70.5 million, partially offset by the unfavorable impact of foreign currencies of $17.7 million. The percentage of consolidated revenues derived from aftermarket parts and services was 35.5% in the three month period ended June 30, 2023 compared to 35.3% in the same three month period in 2022.

Revenues for the six month period ended June 30, 2023 were $3,315.8 million, an increase of $538.9 million, or 19.4%, compared to $2,776.9 million for the same six month period in 2022. The increase in revenues was primarily due to higher pricing of $244.4 million, higher organic volumes of $206.8 million, and acquisitions of $162.3 million, partially offset by the unfavorable impact of foreign currencies of $74.6 million. The percentage of consolidated revenues derived from aftermarket parts and services was 36.0% in the six month period ended June 30, 2023 compared to 35.7% in the same six month period in 2022.
Gross Profit
Gross profit for the three month period ended June 30, 2023 was $697.5 million, an increase of $127.7 million, or 22.4%, compared to $569.8 million for the same three month period in 2022, and as a percentage of revenues was 41.4% for the three month period ended June 30, 2023 and 39.6% for the same three month period in 2022. The increase in gross profit is primarily due to higher pricing, higher organic volumes, and acquisitions discussed above. The increase in gross profit as a percentage of revenues is primarily due to the benefits of pricing changes in excess of inflation in material and labor costs.
Gross profit for the six month period ended June 30, 2023 was $1,361.7 million, an increase of $265.8 million, or 24.3%, compared to $1,095.9 million for the same six month period in 2022, and as a percentage of revenues was 41.1% for the six month period ended June 30, 2023 and 39.5% for the same six month period in 2022. The increase in gross profit is primarily due to higher pricing, higher organic volumes, and acquisitions discussed above. The increase in gross profit as a percentage of revenues is primarily due to the benefits of pricing changes in excess of inflation in material and labor costs.
Selling and Administrative Expenses
Selling and administrative expenses were $315.6 million for the three month period ended June 30, 2023, an increase of $40.0 million, or 14.5%, compared to $275.6 million for the same three month period in 2022. The increase in selling and administrative expenses was mainly from businesses acquired in the second half of 2022 and first quarter of 2023 and higher incentive compensation expense. Selling and administrative expenses as a percentage of revenues decreased to 18.7% for the three month period ended June 30, 2023 from 19.1% in the same three month period in 2022.
Selling and administrative expenses were $626.7 million for the six month period ended June 30, 2023, an increase of $85.6 million, or 15.8%, compared to $541.1 million for the same six month period in 2022. The increase in selling and administrative expenses was mainly from businesses acquired in the second half of 2022 and first quarter of 2023 and higher incentive compensation expense. Selling and administrative expenses as a percentage of revenues decreased to 18.9% for the six month period ended June 30, 2023 from 19.5% in the same six month period in 2022.
Amortization of Intangible Assets
Amortization of intangible assets was $89.7 million for the three month period ended June 30, 2023, an increase of $6.1 million, compared to $83.6 million in the same three month period in 2022. The increase was primarily due to businesses acquired in the second half of 2022 and first quarter of 2023 discussed in Note 3 “Acquisitions” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
Amortization of intangible assets was $182.1 million for the six month period ended June 30, 2023, an increase of $12.3 million, compared to $169.8 million in the same six month period in 2022. The increase was primarily due to businesses acquired in the second half of 2022 and first quarter of 2023 discussed in Note 3 “Acquisitions” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
Other Operating Expense, Net
Other operating expense, net was $19.8 million for the three month period ended June 30, 2023, an increase of $6.6 million, compared to $13.2 million in the same three month period in 2022. The increase in expense was primarily due to higher acquisition and other transaction related expenses and non-cash charges of $7.4 million and lower foreign currency transaction gains, net of $0.7 million, partially offset by lower restructuring charges of $3.7 million.
Other operating expense, net was $40.2 million for the six month period ended June 30, 2023, an increase of $9.6 million, compared to $30.6 million in the same six month period in 2022. The increase was primarily due to higher acquisition and other transaction related expenses and non-cash charges of $15.1 million and lower foreign currency transaction gains, net of $5.5 million, partially offset by lower restructuring charges of $13.3 million.

Interest Expense
Interest expense was $40.8 million for the three month period ended June 30, 2023, an increase of $17.6 million, compared to $23.2 million in the same three month period in 2022. The increase was primarily due to an increase in the weighted-average interest rate, partially offset by the prepayment of the Euro Term Loan on June 30, 2022 and the interest rate derivative contracts discussed in Note 13 “Hedging Activities and Derivative Instruments” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. The weighted average interest rate, including the impact of the interest rate derivative contracts, was approximately 5.4% for the three month period ended June 30, 2023 and 2.4% in the same three month period in 2022.
Interest expense was $79.7 million for the six month period ended June 30, 2023, an increase of $37.5 million, compared to $42.2 million in the same six month period in 2022. The increase was primarily due to an increase in the weighted-average interest rate, partially offset by the prepayment of the Euro Term Loan on June 30, 2022, and the interest rate derivative contracts discussed in Note 13 “Hedging Activities and Derivative Instruments” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. The weighted average interest rate was approximately 5.3% for the six month period ended June 30, 2023 and 2.2% in the same period in 2022.
Other Income, Net
Other income, net was $8.2 million and $7.4 million in the three month periods ended June 30, 2023 and 2022, respectively. The increase was primarily due to an increase in interest income from holdings of cash and cash equivalents.
Other income, net was $17.8 million and $12.0 million in the six month periods ended June 30, 2023 and 2022, respectively. The increase was primarily due to an increase in interest income from holdings of cash and cash equivalents.
Provision for Income Taxes
The provision for income taxes was $60.5 million resulting in a 25.3% effective income tax provision rate for the three month period ended June 30, 2023, compared to a provision for income taxes of $41.9 million resulting in a 23.2% effective income tax provision rate in the same three month period in 2022. The increase in the tax provision for the three month period ended June 30, 2023 is primarily due to an increase in the pretax book income in jurisdictions with higher effective tax rates combined with decreased earnings in jurisdictions with lower tax rates.
The provision for income taxes was $108.6 million resulting in a 24.1% effective income tax provision rate for the six month period ended June 30, 2023, compared to a provision for income taxes of $74.3 million resulting in a 23.0% effective income tax provision rate in the same six month period in 2022. The increase in the tax provision for the six month period ended June 30, 2023 is primarily due to an increase in the pretax book income in jurisdictions with higher effective tax rates combined with decreased earnings in jurisdictions with lower tax rates.
Net Income
Net income was $180.8 million for the three month period ended June 30, 2023 compared to net income of $139.3 million in the same three month period in 2022. The increase in net income was primarily due to higher gross profit on increased revenues, partially offset by higher selling and administrative expenses, higher provision for income taxes, and higher interest expense.
Net income was $344.0 million for the six month period ended June 30, 2023 compared to net income of $243.8 million in the same six month period in 2022. The increase in net income was primarily due to higher gross profit on increased revenues, partially offset by higher selling and administrative expenses, higher interest expense, and higher provision for income taxes.
Adjusted EBITDA
Adjusted EBITDA increased $89.8 million to $424.7 million for the three month period ended June 30, 2023 compared to $334.9 million in the same three month period in 2022. Adjusted EBITDA as a percentage of revenues increased 190 basis points to 25.2% for the three month period ended June 30, 2023 from 23.3% for the same three month period in 2022. The increase in Adjusted EBITDA was primarily due to higher pricing of $108.5 million and higher organic sales volume of $27.0 million, partially offset by unfavorable cost inflation and product mix of $31.4 million and the unfavorable impact of foreign currencies of $5.2 million. The increase in Adjusted EBITDA as a percentage of revenues is primarily attributable to higher pricing and volume, partially offset by unfavorable cost inflation and product mix.

Adjusted EBITDA increased $186.3 million to $824.8 million for the six month period ended June 30, 2023 compared to $638.5 million in the same six month period in 2022. Adjusted EBITDA as a percentage of revenues increased 190 basis points to 24.9% for the six month period ended June 30, 2023 from 23.0% for the same six month period in 2022. The increase in Adjusted EBITDA was primarily due to higher pricing of $244.4 million and higher organic sales volume of $79.2 million, partially offset by unfavorable cost inflation and product mix of $85.9 million and the unfavorable impact of foreign currencies of $20.5 million. The increase in Adjusted EBITDA as a percentage of revenues is primarily attributable to higher pricing and volume, partially offset by unfavorable cost inflation and product mix.
Adjusted Net Income
Adjusted Net Income increased $55.7 million to $278.2 million for the three month period ended June 30, 2023 compared to $222.5 million in the same three month period in 2022. The increase was primarily due to increased Adjusted EBITDA, partially offset by a higher income tax provision, as adjusted, and higher interest expense.
Adjusted Net Income increased $121.5 million to $545.2 million for the six month period ended June 30, 2023 compared to $423.7 million in the same six month period in 2022. The increase was primarily due to increased Adjusted EBITDA, partially offset by a higher income tax provision, as adjusted, and higher interest expense.

Non-GAAP Financial Measures
Set forth below are the reconciliations of Net Income to Adjusted EBITDA and Adjusted Net Income and Cash Flows from Operating Activities to Free Cash Flow.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2023	2022	2023	2022
Net Income	$180.8	$139.3	$344.0	$243.8
Less: Income from discontinued operations	—	2.0	—	0.2
Less: Income tax provision from discontinued operations	—	(0.5)	—	(0.1)
Income from Continuing Operations, Net of Tax	180.8	137.8	344.0	243.7
Plus:
Interest expense	40.8	23.2	79.7	42.2
Provision for income taxes	60.5	41.9	108.6	74.3
Depreciation expense (a)	21.3	20.1	42.0	41.4
Amortization expense (b)	89.7	83.6	182.1	169.8
Restructuring and related business transformation costs (c)	5.9	9.5	10.2	23.7
Acquisition and other transaction related expenses and non-cash charges (d)	13.8	5.4	31.8	14.9
Stock-based compensation	11.9	22.4	24.0	42.2
Foreign currency transaction gains, net	(1.1)	(1.8)	(0.1)	(5.6)
Loss (income) on equity method investments	(2.4)	0.8	(2.7)	5.1
Loss on extinguishment of debt	0.9	1.1	0.9	1.1
Adjustments to LIFO inventories	6.5	—	14.3	—
Cybersecurity incident costs (e)	2.2	—	2.2	—
Other adjustments (f)	(6.1)	(9.1)	(12.2)	(14.3)
Adjusted EBITDA	$424.7	$334.9	$824.8	$638.5
Minus:
Interest expense	$40.8	$23.2	$79.7	$42.2
Income tax provision, as adjusted (g)	87.9	66.3	163.5	124.8
Depreciation expense	21.3	20.1	42.0	41.4
Amortization of non-acquisition related intangible assets	2.6	2.8	5.2	6.4
Interest income on cash and cash equivalents	(6.1)	—	(10.8)	—
Adjusted Income from Continuing Operations, Net of Tax	$278.2	$222.5	$545.2	$423.7
Free Cash Flow from Continuing Operations:
Cash flows from operating activities from continuing operations	$228.4	$186.1	$398.7	$236.2
Minus:
Capital expenditures	24.8	21.4	47.2	39.3
Free Cash Flow from Continuing Operations	$203.6	$164.7	$351.5	$196.9
(a)Depreciation expense excludes $0.8 million and $0.8 million of depreciation of rental equipment for the three month periods ended June 30, 2023 and 2022, respectively, and excludes $1.7 million and $1.8 million for the six month periods ended June 30, 2023 and 2022.
(b)Represents $87.1 million and $80.8 million of amortization of intangible assets arising from acquisitions (customer relationships, technology, tradenames and backlog) and $2.6 million and $2.8 million of amortization of non-acquisition related intangible assets, in each case, for the three month periods ended June 30, 2023 and 2022, respectively.
Represents $176.9 million and $163.4 million of amortization of intangible assets arising from acquisitions (customer relationships, technology, tradenames and backlog) and $5.2 million and $6.4 million of amortization of non-acquisition related intangible assets, in each case, for the six month periods ended June 30, 2023 and 2022, respectively.

(c)Restructuring and related business transformation costs consisted of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2023	2022	2023	2022
Restructuring charges	$5.2	$8.9	$8.1	$21.4
Facility reorganization, relocation and other costs	0.7	0.6	2.1	2.3
Total restructuring and related business transformation costs	$5.9	$9.5	$10.2	$23.7
(d)Represents costs associated with successful and/or abandoned acquisitions and divestitures, including third-party expenses, post-closure integration costs, and non-cash charges and credits arising from fair value purchase accounting adjustments.
(e)Represents non-recoverable costs associated with a cybersecurity event.
(f)Includes (i) pension and other postemployment plan costs other than service cost, (ii) interest income on cash and cash equivalents and (iii) other miscellaneous adjustments.
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
The income tax provision, as adjusted for each of the periods presented below consisted of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2023	2022	2023	2022
Provision for income taxes	$60.5	$41.9	$108.6	$74.3
Tax impact of pre-tax income adjustments	28.0	22.6	56.1	47.4
Discrete tax items	(0.6)	1.8	(1.2)	3.1
Income tax provision, as adjusted	$87.9	$66.3	$163.5	$124.8
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
Segment Results for the Three and Six Month Periods Ended June 30, 2023 and 2022
The following tables display Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments.
Industrial Technologies and Services Segment Results

	For the Three Month Period Ended June 30,		Percent Change
	2023	2022	2023 vs. 2022
Segment Orders	$1,444.3	$1,280.6	12.8%
Segment Revenues	$1,378.4	$1,150.5	19.8%
Segment Adjusted EBITDA	$377.5	$292.0	29.3%
Segment Margin	27.4%	25.4%	200	bps
Segment Orders for the three month period ended June 30, 2023 were $1,444.3 million, an increase of $163.7 million, or 12.8%, compared to $1,280.6 million in the same three month period in 2022. The increase in Segment Orders was due to organic growth of $105.2 million or 8.2% and acquisitions of $76.9 million or 6.0%, partially offset by the unfavorable impact of foreign currencies of $18.4 million or 1.4%.
Segment Revenues for the three month period ended June 30, 2023 were $1,378.4 million, an increase of $227.9 million, or 19.8%, compared to $1,150.5 million in the same three month period in 2022. The increase in Segment Revenues was due to higher organic volumes of $83.9 million or 7.3%, higher pricing of $81.7 million or 7.1%, and acquisitions of $78.2 million or 6.8%, partially offset by unfavorable impact of foreign currencies of $15.9 million or 1.4%. The percentage of Segment Revenues derived from aftermarket parts and service was 38.8% in the three month period ended June 30, 2023 compared to 39.3% in the same three month period in 2022.
Segment Adjusted EBITDA for the three month period ended June 30, 2023 was $377.5 million, an increase of $85.5 million, or 29.3%, from $292.0 million in the same three month period in 2022. Segment Adjusted EBITDA Margin increased 200 basis points to 27.4% from 25.4% in 2022. The increase in Segment Adjusted EBITDA was primarily due to higher pricing of $81.7 million or 28.0%, higher organic sales volume of $32.9 million or 11.3%, and acquisitions of $15.5 million or 5.3%, partially offset by unfavorable cost inflation and product mix of $22.6 million or 7.7%, higher selling and administrative costs of $17.2 million or 5.9% and unfavorable impact of foreign currencies of $4.6 million or 1.6%.

	For the Six Month Period Ended June 30,		Percent Change
	2023	2022	2023 vs. 2022
Segment Orders	$2,894.6	$2,573.4	12.5%
Segment Revenues	$2,695.6	$2,190.1	23.1%
Segment Adjusted EBITDA	$723.1	$539.4	34.1%
Segment Margin	26.8%	24.6%	220	bps
Segment Orders for the six month period ended June 30, 2023 were $2,894.6 million, an increase of $321.2 million, or 12.5%, compared to $2,573.4 million in the same six month period in 2022. The increase in Segment Orders was due to organic growth of $234.2 million or 9.1% and acquisitions of $155.6 million or 6.0%, partially offset by the unfavorable impact of foreign currencies of $68.6 million or 2.7%.
Segment Revenues for the six month period ended June 30, 2023 were $2,695.6 million, an increase of $505.5 million, or 23.1%, compared to $2,190.1 million in the same six month period in 2022. The increase in Segment Revenues was due to higher pricing of $188.6 million or 8.6%, higher organic volumes of $231.2 million or 10.6%, and acquisitions of $148.1 million or 6.8%, partially offset by unfavorable impact of foreign currencies of $62.4 million or 2.8%. The percentage of Segment Revenues derived from aftermarket parts and service was 39.4% in the six month period ended June 30, 2023 compared to 40.1% in the same six month period in 2022.
Segment Adjusted EBITDA for the six month period ended June 30, 2023 was $723.1 million, an increase of $183.7 million, or 34.1%, from $539.4 million in the same six month period in 2022. Segment Adjusted EBITDA Margin increased 220 basis points to 26.8% from 24.6% in 2022. The increase in Segment Adjusted EBITDA was primarily due to higher pricing of $188.6 million or 35.0%, higher organic sales volume of $90.0 million or 16.7%, and acquisitions of $34.1 million or 6.3%, partially offset by unfavorable cost inflation and product mix of $68.7 million or 12.7%, higher selling and administrative costs of $43.2 million or 8.0%, and unfavorable impact of foreign currencies of $17.3 million or 3.2%.
Precision and Science Technologies Segment Results

	For the Three Month Period Ended June 30,		Percent Change
	2023	2022	2023 vs. 2022
Segment Orders	$293.1	$318.2	(7.9)%
Segment Revenues	$308.1	$289.4	6.5%
Segment Adjusted EBITDA	$90.0	$77.7	15.8%
Segment Margin	29.2%	26.8%	240	bps
Segment Orders for the three month period ended June 30, 2023 were $293.1 million, a decrease of $25.1 million, or 7.9%, compared to $318.2 million in the same three month period in 2022. The decrease in Segment Orders was due to the unfavorable impact of lower organic orders of $32.4 million or 10.2% and foreign currencies of $2.2 million or 0.7%, partially offset by acquisitions of $9.5 million or 3.0%.
Segment Revenues for the three month period ended June 30, 2023 were $308.1 million, an increase of $18.7 million, or 6.5%, compared to $289.4 million in the same three month period in 2022. The increase in Segment Revenues was primarily due to higher pricing of $26.8 million or 9.3% and acquisitions of $7.1 million or 2.5%, partially offset by lower organic volumes of $13.4 million or 4.6% and unfavorable impact of foreign currencies of $1.8 million or 0.6%. The percentage of Segment Revenues derived from aftermarket parts and service was 20.6% in the three month period ended June 30, 2023 compared to 19.1% in the same three month period in 2022.
Segment Adjusted EBITDA for the three month period ended June 30, 2023 was $90.0 million, an increase of $12.3 million, or 15.8%, from $77.7 million in the same three month period in 2022. Segment Adjusted EBITDA Margin increased 240 basis points to 29.2% from 26.8% in 2022. The increase in Segment Adjusted EBITDA was primarily due to higher pricing of $26.8 million or 34.5% and acquisitions of $2.5 million or 3.2%, partially offset by unfavorable cost inflation and product mix of $9.4 million or 12.1%, lower organic sales volume of $5.9 million or 7.6%, higher selling and administrative costs of $1.3 million or 1.7%, and unfavorable impact of foreign currencies of $0.6 million or 0.8%.

	For the Six Month Period Ended June 30,		Percent Change
	2023	2022	2023 vs. 2022
Segment Orders	$619.6	$655.3	(5.4)%
Segment Revenues	$620.2	$586.8	5.7%
Segment Adjusted EBITDA	$184.5	$162.8	13.3%
Segment Margin	29.7%	27.7%	200	bps
Segment Orders for the six month period ended June 30, 2023 were $619.6 million, a decrease of $35.7 million, or (5.4)%, compared to $655.3 million in the same six month period in 2022. The decrease in Segment Orders was due to lower organic orders of $38.2 million or 5.8% and the unfavorable impact of foreign currencies of $13.2 million or 2.0%, partially offset by acquisitions of $15.7 million or 2.4%.
Segment Revenues for the six month period ended June 30, 2023 were $620.2 million, an increase of $33.4 million, or 5.7%, compared to $586.8 million in the same six month period in 2022. The increase in Segment Revenues was due to higher pricing of $55.8 million or 9.5% and acquisitions of $14.2 million or 2.4%, partially offset by lower organic volumes of $24.4 million or 4.2% and unfavorable impact of foreign currencies of $12.2 million or 2.1%. The percentage of Segment Revenues derived from aftermarket parts and service was 21.0% in the six month period ended June 30, 2023 compared to 19.4% in the same six month period in 2022.
Segment Adjusted EBITDA for the six month period ended June 30, 2023 was $184.5 million, an increase of $21.7 million, or 13.3%, from $162.8 million in the same six month period in 2022. Segment Adjusted EBITDA Margin increased 200 basis points to 29.7% from 27.7% in 2022. The increase in Segment Adjusted EBITDA was primarily due to higher pricing of $55.8 million or 34.3% and acquisitions of $5.2 million or 3.2%, partially offset by unfavorable cost inflation and product mix of $21.3 million or 13.1%, lower organic sales volume of $10.8 million or 6.6%, higher selling and administrative costs of $4.1 million or 2.5%, and unfavorable impact of foreign currencies of $3.7 million or 2.3%.
Results of Discontinued Operations
Income from discontinued operations, net of tax was $1.5 million and $0.1 million for the three and six month periods ended June 30, 2022 and consisted primarily of expenses incurred to finalize separation and fulfill transition services.
Liquidity and Capital Resources
Our investment resources include cash on hand, cash generated from operations and borrowings under our Revolving Credit Facility. We also have the ability to seek additional secured and unsecured borrowings, subject to Credit Agreement restrictions.
As of June 30, 2023, we had $2,000.0 million of unused availability under the Revolving Credit Facility.

See the description of these line-of-credit resources in Note 11 “Debt” to the consolidated financial statements in our annual report on Form 10-K for the fiscal year ended December 31, 2022 and Note 10 “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
As of June 30, 2023, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.
Liquidity
A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$1,178.1	$1,613.0

Short-term borrowings and current maturities of long-term debt	$31.3	$36.5
Long-term debt	2,698.5	2,716.1
Total debt	$2,729.8	$2,752.6
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
A substantial portion of our cash is in jurisdictions outside of the United States. We do not assert ASC 740-30 (formerly APB 23) indefinite reinvestment of our historical non-U.S. earnings or future non-U.S. earnings. The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States. Our deferred income tax liability as of June 30, 2023 was $55.2 million which primarily consisted of withholding taxes.

Working Capital

	June 30, 2023	December 31, 2022
Net Working Capital:
Current assets	$3,727.0	$3,967.3
Less: Current liabilities	1,624.1	1,674.0
Net working capital	$2,102.9	$2,293.3

Operating Working Capital:
Accounts receivable	$1,219.8	$1,122.0
Plus: Inventories (excluding LIFO reserve)	1,176.1	1,085.9
Plus: Contract assets	48.5	70.6
Less: Accounts payable	669.2	778.7
Less: Contract liabilities (current)	339.2	305.6
Operating working capital	$1,436.0	$1,194.2
Net working capital decreased $190.4 million to $2,102.9 million as of June 30, 2023 from $2,293.3 million as of December 31, 2022. Operating working capital increased $241.8 million to $1,436.0 million as of June 30, 2023 from $1,194.2 million as of December 31, 2022. The increase in operating working capital is primarily due to higher accounts receivable, higher inventories and lower accounts payable, partially offset by higher contract liabilities and lower contract assets.
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
Cash Flows
The following table reflects the major categories of cash flows for the six month periods ended June 30, 2023 and 2022, respectively.

	For the Six Month Period Ended June 30,
	2023	2022
Cash flows provided by (used in) continuing operations:
Cash flows provided by operating activities	$398.7	$236.2
Cash flows used in investing activities	(655.4)	(65.5)
Cash flows used in financing activities	(165.7)	(914.8)
Net cash provided by (used in) discontinued operations	—	(5.1)
Free cash flow(1)	351.5	196.9
(1)See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the nearest GAAP measure.
Operating Activities
Cash provided by operating activities increased $162.5 million to $398.7 million for the six month period ended June 30, 2023 from $236.2 million in the same six month period in 2022. This increase is primarily attributable to higher income from continuing operations.
Investing Activities
Cash used in investing activities included capital expenditures of $47.2 million and $39.3 million for the six month periods ended June 30, 2023 and 2022, respectively. Net cash paid in acquisitions was $615.8 million and $30.3 million in the six month periods ended June 30, 2023 and 2022, respectively. The six month period ended June 30, 2023 also included proceeds of $7.3 million related to the sale of a closed facility.

Financing Activities
Cash used in financing activities of $165.7 million for the six month period ended June 30, 2023 primarily reflected purchases of treasury stock of $132.8 million, repayments of long term debt of $20.6 million and cash dividends on common stock of $16.2 million, partially offset by proceeds from stock option exercises of $15.6 million.
Cash used in financing activities of $914.8 million for the six month period ended June 30, 2022 primarily reflected repayments of long-term debt of $639.5 million, purchases of treasury stock of $253.7 million, cash dividends on common stock of $16.2 million, and payments of interest rate cap premiums of $9.7 million, partially offset by proceeds from stock option exercises of $8.4 million.
Discontinued Operations
Cash used in discontinued operations was $5.1 million for the six month period ended June 30, 2022 and related primarily to separation related expenses.
Free Cash Flow
Free cash flow increased $154.6 million to $351.5 million in the six month period ended June 30, 2023 from $196.9 million in the same six month period in 2022 due to increased cash provided by operating activities, partially offset by higher capital expenditures.
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
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 18 “Contingencies” to the condensed consolidated financial statements included elsewhere in this Form 10-Q. We believe that as of June 30, 2023, there have been no material changes to the environmental matters disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2022.
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
As of June 30, 2023, there have been no material changes to our market risk assessment previously disclosed in the annual report on Form 10-K for the fiscal year ended December 31, 2022.
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
ITEM 1A.    RISK FACTORS
As of June 30, 2023, there have been no material changes to our risk factors included in our annual report on Form 10-K for the year ended December 31, 2022.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Company Purchases
The following table contains detail related to the repurchase of our common stock based on the date of trade during the three month period ended June 30, 2023.

2023 Second Quarter Months	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 1, 2023 - April 30, 2023	497,577	$55.82	493,943	$401,109,513
May 1, 2023 - May 31, 2023	431,128	$58.03	431,128	$376,095,646
June 1, 2023 - June 30, 2023	52,824	$58.00	52,824	$373,033,155
Total	981,529		977,895
(1)Includes shares of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of certain restricted stock units, comprised of 3,634 shares in the period from April 1, 2023 to April 30, 2023.
(2)The average price paid per share includes brokerage commissions.
(3)On August 24, 2021, our Board of Directors approved a share repurchase program which authorized the repurchase of up to $750.0 million of the Company’s outstanding common stock. The authorization does not have any expiration date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
On June 6, 2023, Vikram Kini, the Company’s Senior Vice President and Chief Financial Officer, adopted a 10b5-1 trading arrangement (a “10b5-1 Plan”). Mr. Kini’s 10b5-1 Plan provides for the potential sale of up to 169,153 shares of the Company’s common stock, including shares obtained from the exercise of vested stock options covered by the 10b5-1 Plan, from September 6, 2023 through March 19, 2024, and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.
On June 6, 2023, a trust established by Vicente Reynal, the Company's Chairman, President and Chief Executive Officer, for the benefit of himself and his spouse adopted a Rule 10b5-1 trading arrangement (the “Reynal Trust 10b5-1 Plan”). The Reynal Trust 10b5-1 Plan provides for the potential charitable gift to a donor advised wealth fund of up to 18,000 shares of the Company’s common stock from September 14, 2023 through October 31, 2023, and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

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

Exhibit No.	Description
10.1†	Employment Agreement, dated April 10, 2023, between Ingersoll Rand Inc. and Enrique Miñarro Viseras (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2023).
10.2	Joinder Agreement and Amendment No. 9 to Credit Agreement, dated as of April 21, 2023, by and among Ingersoll Rand Inc., Gardner Denver, Inc., Ingersoll-Rand Services Company, GD German Holdings II GmbH, Gardner Denver Holdings Ltd., Citibank, N.A., and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2023).
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Scheme Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).
†    Identifies exhibits that consists of a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2023	INGERSOLL RAND INC.

	By:	/s/ Michael J. Scheske
Name: Michael J. Scheske
Vice President and Chief Accounting Officer (Principal Accounting Officer)