Form 10-Q
period 2023-09-30
Ingersoll Rand Inc.
filed 2023-11-03
CIK 1699150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The registrant had outstanding 404,796,976 shares of Common Stock, par value $0.01 per share, as of October 27, 2023.

INGERSOLL RAND INC. AND SUBSIDIARIES
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Form 10-Q may contain “forward-looking statements” within the meaning of the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends and other information, may be forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Part I Item 1A. Risk Factors” and “Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report”) and under “Part I Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:
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
•We may not realize all of the expected benefits of the acquisition of and merger with the Industrial business of Ingersoll-Rand plc. (the “Merger”).
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
•If the financial institutions that are part of the syndicate of our Revolving Credit Facility (as defined herein) fail to extend credit under our Revolving Credit Facility, our liquidity and results of operations may be adversely affected.
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

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2023	2022	2023	2022
Revenues	$1,738.9	$1,515.7	$5,054.7	$4,292.6
Cost of sales	999.6	940.4	2,953.7	2,621.4
Gross Profit	739.3	575.3	2,101.0	1,671.2
Selling and administrative expenses	315.2	278.7	941.9	819.8
Amortization of intangible assets	92.2	93.8	274.3	263.6
Other operating expense, net	13.5	12.8	53.7	43.4
Operating Income	318.4	190.0	831.1	544.4
Interest expense	39.6	26.6	119.3	68.8
Loss on extinguishment of debt	12.6	—	13.5	1.1
Other income, net	(7.6)	(9.8)	(25.4)	(21.8)
Income from Continuing Operations Before Income Taxes	273.8	173.2	723.7	496.3
Provision for income taxes	60.3	30.3	168.9	104.6
Income (loss) on equity method investments	(3.9)	2.6	(1.2)	(2.5)
Income from Continuing Operations	209.6	145.5	553.6	389.2
Income from discontinued operations, net of tax	—	0.5	—	0.6
Net Income	209.6	146.0	553.6	389.8
Less: Net income attributable to noncontrolling interests	1.3	0.9	4.7	2.5
Net Income Attributable to Ingersoll Rand Inc.	$208.3	$145.1	$548.9	$387.3

Amounts attributable to Ingersoll Rand Inc. common stockholders:
Income from continuing operations, net of tax	$208.3	$144.6	$548.9	$386.7
Income from discontinued operations, net of tax	—	0.5	—	0.6
Net income attributable to Ingersoll Rand Inc.	$208.3	$145.1	$548.9	$387.3

Basic earnings per share of common stock:
Earnings from continuing operations	$0.51	$0.36	$1.36	$0.95
Earnings from discontinued operations	—	—	—	—
Net earnings	0.51	0.36	1.36	0.96

Diluted earnings per share of common stock:
Earnings from continuing operations	$0.51	$0.35	$1.34	$0.94
Earnings from discontinued operations	—	—	—	—
Net earnings	0.51	0.36	1.34	0.94
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2023	2022	2023	2022
Comprehensive Income (Loss) Attributable to Ingersoll Rand Inc.
Net income attributable to Ingersoll Rand Inc.	$208.3	$145.1	$548.9	$387.3
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net	(75.3)	(207.9)	(91.1)	(448.8)
Unrecognized gain (loss) on cash flow hedges	(2.5)	19.6	3.1	14.2
Pension and other postretirement prior service cost and gain (loss), net	(0.6)	5.3	(1.9)	2.2
Total other comprehensive loss, net of tax	(78.4)	(183.0)	(89.9)	(432.4)
Comprehensive income (loss) attributable to Ingersoll Rand Inc.	$129.9	$(37.9)	$459.0	$(45.1)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$1.3	$0.9	$4.7	$2.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	0.8	(1.9)	1.6	(6.1)
Total other comprehensive income (loss), net of tax	0.8	(1.9)	1.6	(6.1)
Comprehensive income (loss) attributable to noncontrolling interests	2.1	(1.0)	6.3	(3.6)
Total Comprehensive Income (Loss)	$132.0	$(38.9)	$465.3	$(48.7)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,197.5	$1,613.0
Accounts receivable, net of allowance for credit losses of $53.1 and $47.2, respectively	1,216.1	1,122.0
Inventories	1,082.9	1,025.4
Other current assets	236.9	206.9
Total current assets	3,733.4	3,967.3
Property, plant and equipment, net of accumulated depreciation of $472.7 and $417.4, respectively	685.8	624.4
Goodwill	6,489.8	6,064.2
Other intangible assets, net	3,673.0	3,578.6
Deferred tax assets	22.3	22.3
Other assets	549.7	509.1
Total assets	$15,154.0	$14,765.9
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$33.9	$36.5
Accounts payable	663.1	778.7
Accrued liabilities	957.7	858.8
Total current liabilities	1,654.7	1,674.0
Long-term debt, less current maturities	2,699.3	2,716.1
Pensions and other postretirement benefits	145.0	147.2
Deferred income taxes	630.1	610.6
Other liabilities	405.1	360.8
Total liabilities	$5,534.2	$5,508.7
Commitments and contingencies (Note 18)	—	—
Stockholders’ equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 428,208,898 and 426,327,805 shares issued as of September 30, 2023 and December 31, 2022, respectively	4.3	4.3
Capital in excess of par value	9,527.1	9,476.8
Retained earnings	1,475.5	950.9
Accumulated other comprehensive loss	(341.6)	(251.7)
Treasury stock at cost; 23,412,443 and 21,210,095 shares as of September 30, 2023 and December 31, 2022, respectively	(1,111.3)	(984.5)
Total Ingersoll Rand Inc. stockholders’ equity	$9,554.0	$9,195.8
Noncontrolling interests	65.8	61.4
Total stockholders’ equity	$9,619.8	$9,257.2
Total liabilities and stockholders’ equity	$15,154.0	$14,765.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Month Period Ended September 30, 2023
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	427.8	$4.3	$9,510.3	$1,275.3	$(263.2)	$(1,111.9)	$9,414.8	$65.6	$9,480.4
Net income	—	—	—	208.3	—	—	208.3	1.3	209.6
Dividends declared	—	—	—	(8.1)	—	—	(8.1)	—	(8.1)
Issuance of common stock for stock-based compensation plans	0.4	—	6.1	—	—	—	6.1	—	6.1
Purchases of treasury stock	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Issuance of treasury stock for stock-based compensation plans	—	—	(0.5)	—	—	0.7	0.2	—	0.2
Stock-based compensation	—	—	11.2	—	—	—	11.2	—	11.2
Other comprehensive income (loss), net of tax	—	—	—	—	(78.4)	—	(78.4)	0.8	(77.6)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.9)	(1.9)
Balance at end of period	428.2	$4.3	$9,527.1	$1,475.5	$(341.6)	$(1,111.3)	$9,554.0	$65.8	$9,619.8

	Three Month Period Ended September 30, 2022
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	424.6	$4.3	$9,456.9	$604.6	$(291.0)	$(997.9)	$8,776.9	$67.1	$8,844.0
Net income	—	—	—	145.1	—	—	145.1	0.9	146.0
Dividends declared	—	—	—	(8.1)	—	—	(8.1)	—	(8.1)
Issuance of common stock for stock-based compensation plans	1.5	—	5.4	—	—	—	5.4	—	5.4
Purchases of treasury stock	—	—	—	—	—	(4.1)	(4.1)	—	(4.1)
Issuance of treasury stock for stock-based compensation plans	—	—	(17.5)	—	—	18.3	0.8	—	0.8
Stock-based compensation	—	—	17.9	—	—	—	17.9	—	17.9
Other comprehensive loss, net of tax	—	—	—	—	(183.0)	—	(183.0)	(1.9)	(184.9)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(2.0)	(2.0)
Balance at end of period	426.1	$4.3	$9,462.7	$741.6	$(474.0)	$(983.7)	$8,750.9	$64.1	$8,815.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(Unaudited; in millions)

	Nine Month Period Ended September 30, 2023
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	426.3	$4.3	$9,476.8	$950.9	$(251.7)	$(984.5)	$9,195.8	$61.4	$9,257.2
Net income	—	—	—	548.9	—	—	548.9	4.7	553.6
Dividends declared	—	—	—	(24.3)	—	—	(24.3)	—	(24.3)
Issuance of common stock for stock-based compensation plans	1.9	—	19.8	—	—	—	19.8	—	19.8
Purchases of treasury stock	—	—	—	—	—	(133.3)	(133.3)	—	(133.3)
Issuance of treasury stock for stock-based compensation plans	—	—	(4.1)	—	—	6.5	2.4	—	2.4
Stock-based compensation	—	—	34.6	—	—	—	34.6	—	34.6
Other comprehensive income (loss), net of tax	—	—	—	—	(89.9)	—	(89.9)	1.6	(88.3)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.9)	(1.9)
Balance at end of period	428.2	$4.3	$9,527.1	$1,475.5	$(341.6)	$(1,111.3)	$9,554.0	$65.8	$9,619.8

	Nine Month Period Ended September 30, 2022
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	423.8	$4.3	$9,408.6	$378.6	$(41.6)	$(748.4)	$9,001.5	$69.7	$9,071.2
Net income	—	—	—	387.3	—	—	387.3	2.5	389.8
Dividends declared	—	—	—	(24.3)	—	—	(24.3)	—	(24.3)
Issuance of common stock for stock-based compensation plans	2.3	—	13.3	—	—	—	13.3	—	13.3
Purchases of treasury stock	—	—	—	—	—	(257.8)	(257.8)	—	(257.8)
Issuance of treasury stock for stock-based compensation plans	—	—	(20.7)	—	—	22.5	1.8	—	1.8
Stock-based compensation	—	—	61.5	—	—	—	61.5	—	61.5
Other comprehensive loss, net of tax	—	—	—	—	(432.4)	—	(432.4)	(6.1)	(438.5)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(2.0)	(2.0)
Balance at end of period	426.1	$4.3	$9,462.7	$741.6	$(474.0)	$(983.7)	$8,750.9	$64.1	$8,815.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	For the Nine Month Period Ended September 30,
	2023	2022
Cash Flows From Operating Activities From Continuing Operations:
Net income	$553.6	$389.8
Income from discontinued operations, net of tax	—	0.6
Income from continuing operations	553.6	389.2
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Amortization of intangible assets	274.3	263.6
Depreciation	67.2	64.4
Non-cash restructuring charges	2.1	6.0
Stock-based compensation expense	35.2	62.3
Loss on equity method investments	1.2	2.5
Foreign currency transaction losses (gains), net	1.0	(12.3)
Non-cash adjustments to carrying value of LIFO inventories	14.0	33.0
Loss on extinguishment of debt	13.5	1.1
Other non-cash adjustments	7.4	2.0
Changes in assets and liabilities:
Receivables	(62.2)	(160.1)
Inventories	10.0	(260.2)
Accounts payable	(140.8)	76.4
Accrued liabilities	82.1	90.2
Other assets and liabilities, net	(62.6)	(47.5)
Net cash provided by operating activities from continuing operations	796.0	510.6
Cash Flows From Investing Activities From Continuing Operations:
Capital expenditures	(75.8)	(61.1)
Net cash paid in acquisitions	(923.8)	(62.5)
Disposals of property, plant and equipment	7.6	—
Other investing	0.3	4.1
Net cash used in investing activities from continuing operations	(991.7)	(119.5)
Cash Flows From Financing Activities From Continuing Operations:
Principal payments on long-term debt	(1,510.8)	(647.1)
Proceeds from long-term debt	1,490.4	—
Purchases of treasury stock	(132.9)	(257.8)
Cash dividends on common shares	(24.3)	(24.3)
Proceeds from stock option exercises	21.9	14.7
Payments of interest rate cap premiums	—	(13.4)
Payments of deferred and contingent acquisition consideration	(17.4)	(4.1)
Payments of debt issuance costs	(17.3)	—
Other financing	(3.4)	(2.8)
Net cash used in financing activities from continuing operations	(193.8)	(934.8)
Cash Flows From Discontinued Operations:
Net cash used in operating activities	—	(5.0)
Net cash provided by investing activities	—	4.4
Net cash used in discontinued operations	—	(0.6)
Effect of exchange rate changes on cash and cash equivalents	(26.0)	(105.8)
Net decrease in cash and cash equivalents	(415.5)	(650.1)
Cash and cash equivalents, beginning of period	1,613.0	2,109.6
Cash and cash equivalents, end of period	$1,197.5	$1,459.5
Supplemental Cash Flow Information
Cash paid for income taxes, net of refunds	$196.6	$117.1
Cash paid for interest, net of interest rate derivative settlements	84.1	64.2
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting, the instructions for Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (“SEC”) Regulation S-X. In the Company’s opinion, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”). Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations. See Note 2 “Discontinued Operations” for information on discontinued operations.
The results of operations for the three month period ended September 30, 2023 are not necessarily indicative of future results.
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
The Company has entered into an agreement with a financial institution to facilitate a supply chain finance program (the “SCF Program”). Under the SCF Program, qualifying suppliers may elect to sell their receivables from the Company to the financial institution. Participating suppliers negotiate arrangements for sale of their receivables directly with the financial institution, and the terms of the Company’s payment obligations are not impacted by a supplier’s participation in the SCF Program. Once a qualifying supplier elects to participate in the SCF Program and reaches an agreement with the financial institution, the supplier elects which individual Company invoices they sell to the financial institution. However, all of the Company’s payments to participating suppliers are paid to the financial institution on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the financial institution. The Company has not pledged any assets as security or provided other forms of guarantees. All outstanding amounts related to suppliers participating in the SCF Program are recorded within “Accounts payable” in our Condensed Consolidated Balance Sheets, and the associated payments are included in “Net cash provided by operating activities from continuing operations” within our Condensed Consolidated Statements of Cash Flows. Included in “Accounts payable” in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 were $26.5 million and $9.7 million of outstanding payment obligations, respectively, that were sold to the financial institution by participating suppliers.
Note 2. Discontinued Operations
Discontinued operations consists of two formerly-owned businesses: Specialty Vehicle Technologies (“SVT” or “Club Car”) and High Pressure Solutions (“HPS”). The results of operations, financial positions and cash flows of these businesses are reported as discontinued operations for all periods presented in these condensed consolidated financial statements.

Specialty Vehicle Technologies
On April 9, 2021, the Company entered into an agreement to sell Club Car to private equity firm Platinum Equity Advisors, LLC for $1.68 billion in cash. The sale was substantially completed on June 1, 2021 and concluded in the third quarter of 2022.
High Pressure Solutions
On February 14, 2021, the Company entered into an agreement to sell the majority interest in its High Pressure Solutions business to private equity firm American Industrial Partners. The Company received net cash proceeds of $278.3 million for its majority interest of 55%, and retained a 45% common equity interest in the newly-formed entity comprising the HPS business. The sale was substantially completed on April 1, 2021 and concluded in the fourth quarter of 2021. The Company expects to maintain its minority investment in HPS indefinitely and is unable to estimate when this interest may be disposed.
Financial information of discontinued operations
Income from discontinued operations, net of tax was $0.5 million and $0.6 million for the three and nine month periods ended September 30, 2022, respectively, and consisted primarily of expenses incurred to finalize separation and fulfill transition services.
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
On April 1, 2023, the Company acquired EcoPlant Technological Innovation Ltd. (“EcoPlant”), for initial cash consideration of $29.5 million and contingent consideration of up to $17.0 million. EcoPlant is a provider of a software-as-a-service platform that dynamically controls compressed air systems to optimize performance and resource consumption. EcoPlant has been reported within the Industrial Technologies and Services segment.
On August 18, 2023, the Company completed the acquisition of Howden Roots LLC (“Roots”), for cash consideration of $291.9 million. Roots is a leading manufacturer of engineered rotary and centrifugal blowers with an iconic brand developed over more than 160 years. The acquisition is intended to expand the Company’s blower product portfolio and benefit from Roots’ robust technical capabilities and exposure to growing sustainability-related applications. Roots has been reported within the Industrial Technologies and Services segment. The goodwill arising from the acquisition is attributable to revenue and cost synergies, anticipated growth of new and existing customers, and the assembled workforce. This goodwill is expected to be deductible for tax purposes.
Other acquisitions completed during the nine months ended September 30, 2023 include several sales and service businesses, substantially all of which have been reported within the Industrial Technologies and Services segment. The aggregate consideration for these acquisitions was $43.1 million.
The following table summarizes the allocation of consideration for all businesses acquired in 2023 to the fair values of identifiable assets acquired and liabilities assumed at the acquisition dates. Initial accounting for acquisitions completed in the third quarter, including Roots, is preliminary, and amounts assigned to acquired assets and liabilities assumed are subject to change as information necessary to complete the analysis is obtained. Initial accounting for all other acquisitions completed in 2023, including Air Treatment, is substantially complete and any further measurement period adjustments are not expected to be material.

	Air Treatment	Roots	All Others	Total
Accounts receivable	$26.1	$12.4	$8.2	$46.7
Inventories	43.9	37.5	16.7	98.1
Other current assets	2.2	4.4	7.0	13.6
Property, plant and equipment	18.4	42.6	3.7	64.7
Goodwill	280.7	100.3	85.9	466.9
Other intangible assets	238.6	120.4	23.7	382.7
Other assets	23.9	28.8	0.6	53.3
Total current liabilities	(35.9)	(26.1)	(14.8)	(76.8)
Deferred tax liabilities	(72.0)	(26.5)	(0.2)	(98.7)
Other noncurrent liabilities	(6.9)	(1.9)	(3.2)	(12.0)
Total consideration	$519.0	$291.9	$127.6	$938.5
The aggregate revenue and operating income included in the condensed consolidated financial statements for these acquisitions subsequent to the dates of acquisition was $83.1 million and $2.1 million for the three month period ended September 30, 2023, respectively, and $192.1 million and $9.0 million for the nine month period then ended, respectively. The operating income of these acquired businesses includes the effects of acquisition-related accounting adjustments such as amortization of intangible assets and fair value adjustments to acquired inventory.
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

The following table summarizes the allocation of consideration for all businesses acquired in 2022 to the fair values of identifiable assets acquired and liabilities assumed at the acquisition dates. Initial accounting for all 2022 acquisitions is complete.

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
The revenues included in the condensed consolidated financial statements for these acquisitions subsequent to their date of acquisition was $28.1 million and $6.8 million for the three month periods ended September 30, 2023 and 2022, respectively, and $92.2 million and $15.9 million for the nine month periods then ended, respectively. The operating income included in the condensed consolidated financial statements for these acquisitions subsequent to their date of acquisition was $5.6 million and $1.0 million for the three month periods ended September 30, 2023 and 2022, respectively, and $14.8 million and $3.0 million for the nine month periods then ended, respectively. The operating income of these acquired businesses include the effects of acquisition-related accounting adjustments such as amortization of intangible assets and fair value adjustments to acquired inventory.
Note 4. Restructuring
2023 Actions
The Company continues to undertake restructuring actions to optimize our cost structure. Charges incurred from actions taken in 2023 include workforce restructuring, facility consolidation and other exit and disposal costs. In the nine month period ended September 30, 2023, we recognized expense of $2.5 million within Industrial Technologies and Services and $2.1 million within Precision and Science Technologies related to the 2023 actions.
Prior Year Actions
Subsequent to the acquisition of and merger with the Industrial business of Ingersoll-Rand plc (“Ingersoll Rand Industrial”) in 2020 (the “Merger”), the Company announced a restructuring program (“2020 Plan”) to create efficiencies and synergies, reduce the number of facilities and optimize operating margin within the merged Company. Through September 30, 2023, we have recognized cumulative expense related to the 2020 Plan of $131.0 million, comprising $104.1 million, $15.4 million and $11.5 million for Industrial Technologies and Services, Precision and Science Technologies and Corporate, respectively. The Company expects to complete all actions by the end of 2023, and does not expect remaining expense under the 2020 Plan to be material.
For the three and nine month periods ended September 30, 2023 and 2022, “Restructuring charges, net” were recognized within “Other operating expense, net” in the Condensed Consolidated Statement of Operations and consisted of the following.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2023	2022	2023	2022
Industrial Technologies and Services	$0.9	$5.7	$7.8	$18.0
Precision and Science Technologies	0.9	1.3	1.9	9.4
Corporate	—	(0.3)	0.2	0.7
Restructuring charges, net	$1.8	$6.7	$9.9	$28.1

The following table summarizes the activity associated with the Company’s restructuring programs for the three and nine month periods ended September 30, 2023 and 2022.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$10.5	$18.0	$14.9	$12.3
Charged to expense - termination benefits	0.7	4.1	4.0	16.6
Charged to expense - other (1)	0.9	1.4	3.8	5.5
Payments	(2.6)	(3.9)	(13.4)	(12.1)
Currency translation adjustment and other	(0.3)	(1.9)	(0.1)	(4.6)
Balance at end of period	$9.2	$17.7	$9.2	$17.7
(1)Excludes $0.2 million and $1.2 million of non-cash charges that impacted restructuring expense but not the restructuring liabilities during the three month periods ended September 30, 2023 and 2022, respectively, and $2.1 million and $6.0 million for the nine month periods then ended, respectively.
Note 5. Allowance for Credit Losses
The allowance for credit losses for the three and nine month periods ended September 30, 2023 and 2022 consisted of the following.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2023	2022	2023	2022
Balance at beginning of the period	$51.2	$45.2	$47.2	$42.3
Provision charged to expense	3.4	4.6	9.6	11.3
Write-offs, net of recoveries	(0.9)	(0.3)	(2.6)	(1.8)
Foreign currency translation and other	(0.6)	(1.7)	(1.1)	(4.0)
Balance at end of the period	$53.1	$47.8	$53.1	$47.8
Note 6. Inventories
Inventories as of September 30, 2023 and December 31, 2022 consisted of the following.

	September 30, 2023	December 31, 2022
Raw materials, including parts and subassemblies	$638.5	$625.0
Work-in-process	129.3	122.2
Finished goods	389.6	338.7
	1,157.4	1,085.9
LIFO reserve	(74.5)	(60.5)
Inventories	$1,082.9	$1,025.4

Note 7. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill attributable to each reportable segment for the nine month period ended September 30, 2023 is presented in the table below.

	Industrial Technologies and Services	Precision and Science Technologies	Total
Balance at beginning of period	$4,222.5	$1,841.7	$6,064.2
Acquisitions	464.5	2.4	466.9
Foreign currency translation and other(1)	(25.4)	(15.9)	(41.3)
Balance at end of period	$4,661.6	$1,828.2	$6,489.8
(1)Includes measurement period adjustments
As of both September 30, 2023 and December 31, 2022, goodwill included accumulated impairment losses of $220.6 million within the Industrial Technologies and Services segment.
Other Intangible Assets, Net
Other intangible assets as of September 30, 2023 and December 31, 2022 consisted of the following.

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer lists and relationships	$3,238.6	$(1,485.5)	$1,753.1	$3,029.0	$(1,286.1)	$1,742.9
Technology	408.5	(163.7)	244.8	360.0	(124.5)	235.5
Tradenames	51.1	(26.3)	24.8	46.2	(22.7)	23.5
Backlog	11.3	(6.8)	4.5	1.0	(0.3)	0.7
Other	115.4	(101.7)	13.7	113.7	(93.2)	20.5
Unamortized intangible assets
Tradenames	1,632.1	—	1,632.1	1,555.5	—	1,555.5
Total other intangible assets	$5,457.0	$(1,784.0)	$3,673.0	$5,105.4	$(1,526.8)	$3,578.6
Intangible Asset Impairment Considerations
As of September 30, 2023 and December 31, 2022, there were no indications that the carrying value of goodwill and other intangible assets may not be recoverable.
Note 8. Accrued Liabilities
Accrued liabilities as of September 30, 2023 and December 31, 2022 consisted of the following.

	September 30, 2023	December 31, 2022
Salaries, wages and related fringe benefits	$225.9	$223.3
Contract liabilities	343.7	305.6
Product warranty	61.0	46.2
Operating lease liabilities	40.6	39.6
Restructuring	9.2	14.9
Taxes	94.0	63.3
Other	183.3	165.9
Total accrued liabilities	$957.7	$858.8

A reconciliation of the changes in the accrued product warranty liability for the three and nine month periods ended September 30, 2023 and 2022 are as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$57.4	$43.1	$46.2	$42.5
Product warranty accruals	11.1	4.9	35.8	14.3
Acquired warranty	0.8	—	2.2	—
Settlements	(7.6)	(3.5)	(22.5)	(10.8)
Foreign currency translation and other	(0.7)	(1.7)	(0.7)	(3.2)
Balance at end of period	$61.0	$42.8	$61.0	$42.8
Note 9. Benefit Plans
Net Periodic Benefit Cost
The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and nine month periods ended September 30, 2023 and 2022.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	For the Three Month Period Ended September 30,
	2023	2022	2023	2022	2023	2022
Service cost	$0.1	$1.1	$0.6	$0.8	$—	$—
Interest cost	3.9	2.8	2.8	1.4	0.2	0.2
Expected return on plan assets	(3.3)	(3.3)	(2.8)	(2.8)	—	—
Recognition of:
Unrecognized prior service cost	—	—	—	—	0.1	0.1
Unrecognized net actuarial loss	—	—	(0.4)	0.1	(0.2)	—
	$0.7	$0.6	$0.2	$(0.5)	$0.1	$0.3

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	For the Nine Month Period Ended September 30,
	2023	2022	2023	2022	2023	2022
Service cost	$0.1	$3.2	$1.8	$2.5	$—	$—
Interest cost	11.8	8.5	8.3	4.5	0.7	0.5
Expected return on plan assets	(10.0)	(9.8)	(8.2)	(9.0)	—	—
Recognition of:
Unrecognized prior service cost	—	—	0.1	0.1	0.1	0.1
Unrecognized net actuarial loss	0.1	—	(1.3)	0.2	(0.5)	—
	2.0	1.9	0.7	(1.7)	0.3	0.6
Gain on settlement	(0.6)	(0.9)	—	—	—	—
	$1.4	$1.0	$0.7	$(1.7)	$0.3	$0.6
The components of net periodic benefit cost other than the service cost component are included in “Other income, net” in the Condensed Consolidated Statements of Operations.

Note 10. Debt
Debt as of September 30, 2023 and December 31, 2022 is summarized as follows.

	September 30, 2023	December 31, 2022
Short-term borrowings	$4.2	$4.5
Long-term debt:
Dollar Term Loan B, due 2027(1)(2)	352.4	1,846.3
Dollar Term Loan, due 2027(1)(2)	894.6	901.4
5.400% Senior Notes, due 2028(1)	498.1	—
5.700% Senior Notes, due 2033(1)	992.4	—
Finance leases and other long-term debt	15.6	22.2
Unamortized debt issuance costs	(24.1)	(21.8)
Total long-term debt, net, including current maturities	2,729.0	2,748.1
Current maturities of long-term debt	29.7	32.0
Total long-term debt, net	$2,699.3	$2,716.1
(1)This amount is net of unamortized discounts. Total unamortized discounts were $10.2 million and $2.1 million as of September 30, 2023 and December 31, 2022, respectively.
(2)As of September 30, 2023, the applicable interest rate was approximately 7.18% and the weighted-average interest rate was 6.76% for the nine month period ended September 30, 2023.
Senior Notes
On August 14, 2023, the Company completed its issuance of $1,500.0 million in aggregate principal amount of senior unsecured notes comprised of $500.0 million aggregate principal amount of 5.400% Senior Notes due August 2028 (the “2028 Notes”) and $1,000.0 million aggregate principal amount of 5.700% Senior Notes due August 2033 (the “2033 Notes” and, together with the 2028 Notes, the “Notes”). The Company used the proceeds of the offering of the Notes to repay a portion of the amounts outstanding under its Senior Secured Credit Facilities. The Notes were issued pursuant to a base indenture, each dated as of August 14, 2023, between the Company and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), as supplemented by a 2028 Supplemental Indenture No. 1 with respect to the 2028 Notes and a 2033 Notes Supplemental Indenture No. 1 with respect to the 2033 Notes, each dated as of August 14, 2023, between the Company and the Trustee (collectively, the “Indenture”). The interest payment dates for the Notes are February 14 and August 14 of each year, with interest payable in arrears.
The Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other senior unsecured indebtedness, senior in right of payment to all of the Company’s subordinated indebtedness, and effectively junior to all of the indebtedness and other liabilities of the Company’s subsidiaries (including the obligations of the Company’s subsidiaries under the Senior Secured Credit Facilities and to all of the Company’s secured indebtedness (including the Company’s obligations under the Senior Secured Credit Facilities) to the extent of the value of the assets securing such secured indebtedness.
Prior to (i) July 14, 2028, in the case of the 2028 Notes, and (ii) May 14, 2033, in the case of the 2033 Notes, the Company may redeem the Notes of a series at its option, in whole or in part, at any time from time to time, at a “make-whole” premium, plus accrued and unpaid interest thereon to, but not including, the redemption date. On or after (i) July 14, 2028, in the case of the 2028 Notes, and (ii) May 14, 2033, in the case of the 2033 Notes, the Company may redeem the Notes of a series at its option, in whole or in part, at any time from time to time, at a price equal to 100% of the principal amount of the Notes of such series to be redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date. If the Company experiences certain types of change of control transactions, the Company must offer to repurchase the Notes at 101% of the aggregate principal amount of the Notes repurchased (or such higher amount as the Company may determine) plus accrued and unpaid interest thereon to, but not including, the date of repurchase.
The Indenture contains covenants that limit the Company’s (and its subsidiaries’) ability to, among other things: (i) create liens on certain assets; (ii) consolidate, merge, sell or otherwise dispose of all or substantially all of its consolidated assets; and (iii) enter into sale and leaseback transactions with respect to certain assets. The Indenture also contains customary events of default and covenants for an issuer of investment grade debt securities.

Senior Secured Credit Facilities
The Senior Secured Credit Facilities provided senior secured financing consisting of (i) a senior secured term loan facility denominated in U.S. dollars (as refinanced and otherwise modified from time to time prior to February 28, 2020, the “Original Dollar Term Loan”), (ii) a senior secured term loan facility denominated in U.S. dollars (entered into at the time of the Merger, the “Dollar Term Loan B”), and (iii) a senior secured revolving credit facility (as refinanced and otherwise modified from time to time the “Revolving Credit Facility”). The Revolving Credit Facility is available to be drawn in U.S. dollars (“USD”), Euros (“EUR”), Great British Pounds (“GBP”) and other reasonably accepted foreign currencies, subject to certain sublimits for the foreign currencies. On April 21 2023, the Company entered into Amendment No. 9 to the Credit Agreement, which (a) extended the maturity date for the revolving credit commitments from June 28, 2024 to April 21, 2028, (b) increased the aggregate revolving credit commitments from $1,100.0 million to $2,000.0 million, and (c) made certain other corresponding changes and updates. Other than as modified by Amendment No. 9, the loans under the Credit Agreement continue to have the same terms and the parties to the Credit Agreement continue to have the same obligations set forth in the Credit Agreement. The amendment resulted in the write-off of unamortized debt issuance costs of $0.9 million which was recognized in “Loss on extinguishment of debt” in the Condensed Consolidated Statements of Operations. In August 2023, the Company repaid a portion of the Dollar Term Loan B which resulted in the write-off of unamortized discounts and debt issuance costs of $12.6 million, which was recognized in “Loss on extinguishment of debt” in the Condensed Consolidated Statements of Operations.
See Note 11 “Debt” to the consolidated financial statements in the Company’s 2022 Annual Report for further information on the Senior Secured Credit Facilities.
As of September 30, 2023, the aggregate amount of commitments under the Revolving Credit Facility was $2,000.0 million and the capacity under the Revolving Credit Facility to issue letters of credit was $400.0 million. As of September 30, 2023, the Company had no outstanding borrowings under the Revolving Credit Facility, no outstanding letters of credit under the Revolving Credit Facility and unused availability under the Revolving Credit Facility of $2,000.0 million.
As of September 30, 2023, we were in compliance with all covenants of our Senior Secured Credit Facilities and our Senior Notes.
Fair Value of Debt
The fair value of the Company's debt instruments at September 30, 2023 was $2.7 billion. The Company measures the fair value of its debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. See Note 14, “Fair Value Measurements” for information on the fair value hierarchy.
Note 11. Stock-Based Compensation Plans
The Company has outstanding stock-based compensation awards granted under the 2013 Stock Incentive Plan (“2013 Plan”) and the 2017 Omnibus Incentive Plan (as amended by the First Amendment, dated April 27, 2021, “2017 Plan”) as described in Note 18, “Stock-Based Compensation Plans” to the consolidated financial statements in its 2022 Annual Report.
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
Stock-Based Compensation
For the three month periods ended September 30, 2023 and 2022, the Company recognized stock-based compensation expense of $11.2 million and $20.1 million, respectively, and $35.2 million and $62.3 million for the nine month period then ended, respectively. These costs are included in “Cost of sales” and “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations.
In the nine month period ended September 30, 2023, the $35.2 million of stock-based compensation expense included expense for equity awards granted under the 2013 and 2017 Plan of $34.6 million and an increase in the liability for stock appreciation rights (“SAR”) of $0.6 million.

As of September 30, 2023, there was $123.7 million of total unrecognized compensation expense related to outstanding stock options, restricted stock unit awards and performance stock unit awards granted to employees and non-employee directors, as well as 400,000 conditional stock options awarded during the third quarter of 2022 to our Chairman and CEO in which the service date precedes the grant date, and will be granted upon achievement of certain performance targets. These 400,000 stock options have not been included in the Stock Option Awards section below since the grant date has not occurred.
Stock Option Awards
Stock options are granted to employees with an exercise price equal to the fair value of the Company’s per share common stock on the date of grant. Stock option awards typically vest over four years or five years and expire ten years from the date of grant.
A summary of the Company’s stock option (including SARs) activity for the nine month period ended September 30, 2023 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Exercise Price (per share)
Stock options outstanding as of December 31, 2022	6,383	$25.22
Granted	756	58.04
Exercised or settled	(1,245)	17.96
Forfeited	(160)	49.91
Expired	(3)	34.77
Stock options outstanding as of September 30, 2023	5,731	30.43

Vested as of September 30, 2023	4,025	22.09
The following assumptions were used to estimate the fair value of options granted during the nine month periods ended September 30, 2023 and 2022 using the Black-Scholes option-pricing model.

	For the Nine Month Period Ended September 30,
Assumptions	2023	2022
Expected life of options (in years)	6.3 - 7.5	6.3
Risk-free interest rate	3.8% - 4.4%	1.9% - 3.1%
Assumed volatility	36.0% - 36.6%	37.1% - 38.3%
Expected dividend rate	0.1%	0.2%
Restricted Stock Unit Awards
Restricted stock units are granted to employees and non-employee directors based on the market price of the Company’s common stock on the grant date and recognized in compensation expense over the vesting period. A summary of the Company’s restricted stock unit activity for the nine month period ended September 30, 2023 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2022	1,005	$43.50
Granted	446	59.15
Vested	(353)	37.52
Forfeited	(94)	51.31
Non-vested as of September 30, 2023	1,004	51.82
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
A summary of the Company’s performance stock unit activity for the nine month period ended September 30, 2023 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2022	1,539	$44.99
Granted	149	75.52
Change in units based on performance	222	29.72
Vested	(444)	29.72
Forfeited	(86)	64.42
Non-vested as of September 30, 2023	1,380	49.53
The following assumptions were used to estimate the fair value of performance share units granted during the nine month periods ended September 30, 2023 and 2022 using the Monte Carlo simulation pricing model.

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

The before tax income (loss) and related income tax effect are as follows.

	For the Three Month Period Ended September 30,
	2023			2022
	Before-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Foreign currency translation adjustments, net	$(74.6)	$(0.7)	$(75.3)	$(207.9)	$—	$(207.9)
Unrecognized gains (losses) on cash flow hedges	(3.4)	0.9	(2.5)	26.1	(6.5)	19.6
Pension and other postretirement benefit prior service cost and gain or loss, net	(0.8)	0.2	(0.6)	7.0	(1.7)	5.3
Other comprehensive loss	$(78.8)	$0.4	$(78.4)	$(174.8)	$(8.2)	$(183.0)

	For the Nine Month Period Ended September 30,
	2023			2022
	Before-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Foreign currency translation adjustments, net	$(75.0)	$(16.1)	$(91.1)	$(413.0)	$(35.8)	$(448.8)
Unrecognized gains on cash flow hedges	4.1	(1.0)	3.1	19.8	(5.6)	14.2
Pension and other postretirement benefit prior service cost and gain or loss, net	(2.5)	0.6	(1.9)	2.9	(0.7)	2.2
Other comprehensive loss	$(73.4)	$(16.5)	$(89.9)	$(390.3)	$(42.1)	$(432.4)
The tables above include only the other comprehensive income (loss), net of tax, attributable to Ingersoll Rand Inc. Other comprehensive income (loss), net, attributable to noncontrolling interest holders was $0.8 million and $(1.9) million for the three month periods ended September 30, 2023 and 2022, respectively, and $1.6 million and $(6.1) million for the nine month periods ended September 30, 2023 and 2022, respectively, and related entirely to foreign currency translation adjustments.
Changes in accumulated other comprehensive loss by component for the nine month periods ended September 30, 2023 and 2022 are presented in the following table net of tax.

	Foreign Currency Translation Adjustments, Net	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2022	$(282.8)	$16.0	$15.1	$(251.7)
Other comprehensive income (loss) before reclassifications	(80.1)	11.2	(0.3)	(69.2)
Amounts reclassified from accumulated other comprehensive loss	(11.0)	(8.1)	(1.6)	(20.7)
Other comprehensive income (loss)	(91.1)	3.1	(1.9)	(89.9)
Balance as of September 30, 2023	$(373.9)	$19.1	$13.2	$(341.6)

	Foreign Currency Translation Adjustments, Net	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2021	$(29.9)	$—	$(11.7)	$(41.6)
Other comprehensive income (loss) before reclassifications	(444.5)	12.3	2.6	(429.6)
Amounts reclassified from accumulated other comprehensive loss	(4.3)	1.9	(0.4)	(2.8)
Other comprehensive income (loss)	(448.8)	14.2	2.2	(432.4)
Balance as of September 30, 2022	$(478.7)	$14.2	$(9.5)	$(474.0)
Reclassifications out of accumulated other comprehensive loss for the nine month periods ended September 30, 2023 and 2022 are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	For the Nine Month Period Ended September 30,		Affected Line(s) in the Statement Where Net Income is Presented
	2023	2022
Cash flow hedges (interest rate swaps and caps)	$(10.8)	$2.5	Interest expense
Provision (benefit) for income taxes	2.7	(0.6)	Provision for income taxes
Cash flow hedges (interest rate swaps and caps), net of tax	$(8.1)	$1.9

Net investment hedges	$(14.7)	$(5.7)	Interest expense
Provision for income taxes	3.7	1.4	Provision for income taxes
Net investment hedges, net of tax	$(11.0)	$(4.3)

Amortization of defined benefit pension and other postretirement benefit items(1)	$(2.1)	$(0.5)	Cost of sales and Selling and administrative expenses
Provision for income taxes	0.5	0.1	Provision for income taxes
Amortization of defined benefit pension and other postretirement benefit items, net of tax	$(1.6)	$(0.4)

Total reclassifications for the period, net of tax	$(20.7)	$(2.8)
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
The Company’s exposure to interest rate risk results primarily from its variable-rate borrowings. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by using interest rate derivatives as cash flow hedges of variable rate debt in order to adjust the relative fixed and variable proportions.
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
Derivative Instruments
The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022.

September 30, 2023
Derivative Classification		Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash flow	$528.5	$11.5	$5.4	$—	$—
Cross-currency interest rate swap contracts	Net investment	1,054.2	16.7	—	—	19.5
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair value	$7.3	$—	$—	$—	$—

December 31, 2022
Derivative Classification		Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash Flow	$528.5	$8.8	$5.3	$—	$—
Interest rate cap contracts	Cash flow	1,000.0	8.3	9.8	—	—
Cross-currency interest rate swap contracts	Net investment	1,054.2	17.7	—	—	28.7
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$7.3	$—	$—	$—	$—
Foreign currency forwards	Fair Value	15.8	—	—	—	—
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
There were no off-balance sheet derivative instruments as of September 30, 2023 or December 31, 2022.
Interest Rate Swap and Cap Contracts Designated as Cash Flow Hedges
As of September 30, 2023, the Company was the fixed rate payor on two interest rate swap contracts that effectively fix the SOFR-based index used to determine the interest rates charged on a total of $528.5 million of the Company’s SOFR-based variable rate borrowings. These contracts carry a fixed rate of 3.2% and expire in 2025. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted SOFR-based interest payments. Based on SOFR-based swap yield curves as of September 30, 2023, the Company expects to reclassify gains of $11.5 million out of accumulated other comprehensive income (“AOCI”) into earnings during the next 12 months.

The Company was previously a party to interest rate cap contracts that effectively limited the SOFR-based interest rates charged on a portion of the Company’s variable rate borrowings to 4.0%. The Company and its counterparties terminated these contracts in August 2023. Prior to their termination, these cap contracts qualified as hedging instruments and were designated as cash flow hedges of forecasted interest payments. These forecasted interest payments are still expected to occur as specified in the Company’s hedge designations; therefore, the unrecognized gain at the time of termination will be reclassified into earnings over the remaining period of original term of the contracts, ending in June 2025. The unrecognized gain remaining in AOCI as of September 30, 2023 was $8.4 million, of which $6.1 million is expected to be reclassified into earnings during the next 12 months.
Gains on derivatives designated as cash flow hedges included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2023 and 2022 are as presented in the table below.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2023	2022	2023	2022
Gain recognized in OCI on derivatives	$1.4	$23.7	$14.9	$17.1
Gain (loss) reclassified from AOCI into income (effective portion)(1)	4.8	(2.4)	10.8	(2.5)
(1)Gains (losses) on derivatives reclassified from AOCI into income were included within “Interest expense” in the Condensed Consolidated Statements of Operations.
Cross-Currency Interest Rate Swap Contracts Designated as Net Investment Hedges
As of September 30, 2023, the Company was the fixed rate payor on two cross-currency interest rate swap contracts that replace a fixed rate of 3.2% on a total of $528.5 million with a fixed rate of 1.6% on a total of €500.0 million. These contracts expire in 2025. These contracts have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
As of September 30, 2023, the Company entered into three cross-currency interest rate swap contracts where we receive SOFR on a total of $525.7 million and pay EURIBOR on a total of €500.0 million. These contracts expire in 2025. These contracts have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
Gains on derivatives designated as net investment hedges included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2023 and 2022 are as presented in the table below.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2023	2022	2023	2022
Gain recognized in OCI on derivatives	$35.0	$65.9	$22.9	$71.9
Gain reclassified from AOCI into income (effective portion)(1)	4.5	5.6	14.7	5.7
(1)Gains on derivatives reclassified from AOCI into income were included within “Interest expense” in the Condensed Consolidated Statements of Operations.
Foreign Currency Forwards Not Designated as Hedging Instruments
The Company had one foreign currency forward contract outstanding as of September 30, 2023 with a notional amount of $7.3 million. This contract is used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates. The changes in the fair value of this contract generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included within “Other operating expense, net” in the Condensed Consolidated Statements of Operations. The Company’s foreign currency forward contract is subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty. It is the Company’s practice to recognize the gross amounts in the Condensed Consolidated Balance Sheets. The amount available to be netted is not material.

The Company’s gains (losses) on derivative instruments not designated as accounting hedges and total net foreign currency gains (losses) for the three and nine month periods ended September 30, 2023 and 2022 were as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2023	2022	2023	2022
Foreign currency forward contracts gains (losses)	$(0.1)	$(0.1)	$0.1	$3.0
Total foreign currency transaction gains (losses), net	(1.1)	6.7	(1.0)	12.3
Foreign Currency Denominated Debt Designated as a Net Investment Hedge
In February 2020, the Company designated its Euro Term Loan, which had a principal balance at that time of €601.2 million, as a hedge of the Company’s net investment in subsidiaries with a functional currency of euro. This loan was repaid in June 2022 and the hedge has been discontinued. The Company’s gains, net of income tax, associated with changes in the value of debt for the nine month period ended September 30, 2022 was $36.4 million.
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
The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(1)	$15.0	$—	$—	$15.0
Interest rate swaps(2)	—	16.9	—	16.9
Cross-currency interest rate swaps(4)	—	16.7	—	16.7
Foreign currency forwards(5)	—	—	—	—
Total	$15.0	$33.6	$—	$48.6
Financial Liabilities
Deferred compensation plans(1)	$21.5	$—	$—	$21.5
Cross-currency interest rate swaps(4)	—	19.5	—	19.5
Contingent consideration(6)	—	—	42.3	42.3
Total	$21.5	$19.5	$42.3	$83.3

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(1)	$12.3	$—	$—	$12.3
Interest rate swaps(2)	—	14.1	—	14.1
Interest rate caps(3)	—	18.1	—	18.1
Cross-currency interest rate swaps(4)	—	17.7	—	17.7
Foreign currency forwards(5)	—	—	—	—
Total	$12.3	$49.9	$—	$62.2
Financial Liabilities
Deferred compensation plan(1)	$19.6	$—	$—	$19.6
Cross-currency interest rate swaps(4)	—	28.7	—	28.7
Contingent consideration(6)	—	—	43.9	43.9
Foreign currency forwards(5)	—	—	—	—
Total	$19.6	$28.7	$43.9	$92.2
(1)Based on the quoted price of publicly traded mutual funds and other equity securities which are classified as trading securities and accounted for using the mark-to-market method.
(2)Measured as the present value of all expected future cash flows based on the SOFR-based swap yield curves as of September 30, 2023. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.
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
The following table provides a reconciliation of the activity for contingent consideration for the three and nine month period ended September 30, 2023.

	For the Three Month Period Ended September 30, 2023	For the Nine Month Period Ended September 30, 2023
Balance at beginning of the period	$62.5	$43.9
Acquisitions	0.7	13.5
Changes in fair value	0.1	8.5
Payments	(20.1)	(23.2)
Foreign currency translation	(0.9)	(0.4)
Balance at end of the period	$42.3	$42.3

As of September 30, 2023, the contingent consideration included in “Accrued liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheets were $0.6 million and $41.7 million, respectively.
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

Disaggregation of Revenue
The following tables provide disaggregated revenue by reportable segment for the three and nine month periods ended September 30, 2023 and 2022.

	Industrial Technologies and Services		Precision and Science Technologies		Total
	Three Month Period Ended September 30,
	2023	2022	2023	2022	2023	2022
Primary Geographic Markets
United States	$590.3	$494.5	$144.8	$140.4	$735.1	$634.9
Other Americas	92.3	83.2	7.6	7.7	99.9	90.9
Total Americas	682.6	577.7	152.4	148.1	835.0	725.8
EMEIA	449.7	347.9	114.6	109.1	564.3	457.0
Asia Pacific	296.1	274.0	43.5	58.9	339.6	332.9
Total	$1,428.4	$1,199.6	$310.5	$316.1	$1,738.9	$1,515.7
Product Categories
Original equipment	$862.7	$723.7	$246.6	$257.0	$1,109.3	$980.7
Aftermarket	565.7	475.9	63.9	59.1	629.6	535.0
Total	$1,428.4	$1,199.6	$310.5	$316.1	$1,738.9	$1,515.7
Pattern of Revenue Recognition
Revenue recognized at point in time(1)	$1,306.6	$1,099.6	$309.2	$315.1	$1,615.8	$1,414.7
Revenue recognized over time(2)	121.8	100.0	1.3	1.0	123.1	101.0
Total	$1,428.4	$1,199.6	$310.5	$316.1	$1,738.9	$1,515.7

	Industrial Technologies and Services		Precision and Science Technologies		Total
	Nine Month Period Ended September 30,
	2023	2022	2023	2022	2023	2022
Primary Geographic Markets
United States	$1,698.3	$1,378.2	$429.8	$410.4	$2,128.1	$1,788.6
Other Americas	271.2	237.5	22.0	23.1	293.2	260.6
Total Americas	1,969.5	1,615.7	451.8	433.5	2,421.3	2,049.2
EMEIA	1,304.2	1,023.0	341.9	324.0	1,646.1	1,347.0
Asia Pacific	850.3	751.0	137.0	145.4	987.3	896.4
Total	$4,124.0	$3,389.7	$930.7	$902.9	$5,054.7	$4,292.6
Product Categories
Original equipment	$2,496.0	$2,035.7	$736.4	$730.2	$3,232.4	$2,765.9
Aftermarket	1,628.0	1,354.0	194.3	172.7	1,822.3	1,526.7
Total	$4,124.0	$3,389.7	$930.7	$902.9	$5,054.7	$4,292.6
Pattern of Revenue Recognition
Revenue recognized at point in time(1)	$3,793.3	$3,122.1	$926.5	$899.3	$4,719.8	$4,021.4
Revenue recognized over time(2)	330.7	267.6	4.2	3.6	334.9	271.2
Total	$4,124.0	$3,389.7	$930.7	$902.9	$5,054.7	$4,292.6
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

Performance Obligations
As of September 30, 2023, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $668.6 million in the next twelve months and $628.1 million in periods thereafter. The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time and service contracts with an original duration greater than one year.
Contract Balances
The following table provides the contract balances as of September 30, 2023 and December 31, 2022 presented in the Condensed Consolidated Balance Sheets.

	September 30, 2023	December 31, 2022
Accounts receivable, net	$1,216.1	$1,122.0
Contract assets	57.0	70.6
Contract liabilities - current	343.7	305.6
Contract liabilities - noncurrent	1.1	1.1
Note 16. Income Taxes
The following table summarizes the Company’s provision for income taxes and effective income tax provision rate for the three and nine month periods ended September 30, 2023 and 2022.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2023	2022	2023	2022
Income before income taxes	$273.8	$173.2	$723.7	$496.3
Provision for income taxes	$60.3	$30.3	$168.9	$104.6
Effective income tax provision rate	22.0%	17.5%	23.3%	21.1%
The increase in the provision for income taxes and increase in the effective income tax provision rate for the three month period ended September 30, 2023 when compared to the same three month period of 2022 is primarily due to an increase in the pretax book income in jurisdictions with higher effective tax rates combined with decreased earnings in jurisdictions with lower tax rates.
The increase in the provision for income taxes and increase in the effective income tax provision rate for the nine month period ended September 30, 2023 when compared to the same nine month period of 2022 is primarily due to an increase in the pretax book income in jurisdictions with higher effective tax rates combined with decreased earnings in jurisdictions with lower tax rates and a change in tax law guidance causing a discrete tax cost in the second quarter.
Note 17. Other Operating Expense, Net
The components of “Other operating expense, net” for the three and nine month periods ended September 30, 2023 and 2022 were as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2023	2022	2023	2022
Foreign currency transaction losses (gains), net	$1.1	$(6.7)	$1.0	$(12.3)
Restructuring charges, net(1)	1.8	6.7	9.9	28.1
Acquisition and other transaction related expenses(2)	10.4	12.1	38.4	25.0
Other, net	0.2	0.7	4.4	2.6
Total other operating expense, net	$13.5	$12.8	$53.7	$43.4
(1)See Note 4 “Restructuring.”

(2)Represents costs associated with successful and abandoned acquisitions, including third-party expenses and post-closure integration costs.
Note 18. Contingencies
The Company is a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature for a company of its size and sector. The Company believes that such proceedings, lawsuits and administrative actions will not materially adversely affect its operations, financial condition, liquidity or competitive position. For further description of the Company’s contingencies, reference is made to Note 21, “Contingencies” in the notes to consolidated financial statements in the Company’s 2022 Annual Report.
Asbestos and Silica Related Litigation
The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity. “Accrued liabilities” and “Other liabilities” of the Condensed Consolidated Balance Sheets include a total litigation reserve of $130.4 million and $137.9 million as of September 30, 2023 and December 31, 2022, respectively, with regards to potential liability arising from the Company’s asbestos-related litigation. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity.
The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $153.9 million and $154.2 million as of September 30, 2023 and December 31, 2022, respectively, which was included in “Other assets” in the Condensed Consolidated Balance Sheets. The amounts recorded by the Company for asbestos-related liabilities and insurance recoveries are based on currently available information and assumptions that the Company believes are reasonable based on an evaluation of relevant factors. The actual liabilities or insurance recoveries could be higher or lower than those recorded if actual results vary significantly from the assumptions.
Environmental Matters
The Company has been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under U.S. federal “Superfund” or similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. The Company has undiscounted accrued liabilities of $14.8 million and $13.5 million as of September 30, 2023 and December 31, 2022, respectively, on its Condensed Consolidated Balance Sheets to the extent costs are known or can be reasonably estimated for its remaining financial obligations in relation to environmental matters and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.
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
The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Income from Continuing Operations Before Income Taxes for the three and nine month periods ended September 30, 2023 and 2022.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2023	2022	2023	2022
Revenue
Industrial Technologies and Services	$1,428.4	$1,199.6	$4,124.0	$3,389.7
Precision and Science Technologies	310.5	316.1	930.7	902.9
Total Revenue	$1,738.9	$1,515.7	$5,054.7	$4,292.6
Segment Adjusted EBITDA
Industrial Technologies and Services	$410.9	$314.0	$1,134.0	$853.4
Precision and Science Technologies	94.2	92.0	278.7	254.8
Total Segment Adjusted EBITDA	$505.1	$406.0	$1,412.7	$1,108.2
Less items to reconcile Segment Adjusted EBITDA to Income from Continuing Operations Before Income Taxes:
Corporate expenses not allocated to segments	$43.6	$29.9	$126.4	$93.6
Interest expense	39.6	26.6	119.3	68.8
Depreciation and amortization expense (a)	114.6	114.2	338.7	325.4
Restructuring and related business transformation costs (b)	2.2	7.2	12.4	30.9
Acquisition and other transaction related expenses and non-cash charges (c)	14.8	12.1	46.6	27.0
Stock-based compensation (d)	11.2	27.1	35.2	69.3
Foreign currency transaction losses (gains), net	1.1	(6.7)	1.0	(12.3)
Loss on extinguishment of debt	12.6	—	13.5	1.1
Adjustments to LIFO inventories	(0.3)	33.0	14.0	33.0
Cybersecurity incident costs (e)	0.1	—	2.3	—
Gain on settlement of post-acquisition contingencies (f)	—	(6.2)	—	(6.2)
Other adjustments (g)	(8.2)	(4.4)	(20.4)	(18.7)
Income from Continuing Operations Before Income Taxes	273.8	173.2	723.7	496.3
Provision for income taxes	60.3	30.3	168.9	104.6
Income (loss) on equity method investments	(3.9)	2.6	(1.2)	(2.5)
Income from Continuing Operations	209.6	145.5	553.6	389.2
Income from discontinued operations, net of tax	—	0.5	—	0.6
Net Income	$209.6	$146.0	$553.6	$389.8

a)Depreciation and amortization expense excludes $1.1 million and $0.8 million of depreciation of rental equipment for the three month periods ended September 30, 2023 and 2022, respectively, and excludes $2.8 million and $2.6 million for the nine month periods ended September 30, 2023 and 2022, respectively.
b)Restructuring and related business transformation costs consist of the following.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2023	2022	2023	2022
Restructuring charges	$1.8	$6.7	$9.9	$28.1
Facility reorganization, relocation and other costs	0.4	0.5	2.5	2.8
Total restructuring and related business transformation costs	$2.2	$7.2	$12.4	$30.9
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
e)Represents non-recoverable costs associated with a cybersecurity event.
f)Represents a gain from settling post-acquisition contingencies related to the Merger outside of the measurement period.
g)Includes (i) pension and other postemployment plan costs other than service cost, (ii) interest income on cash and cash equivalents and (iii) other miscellaneous adjustments.
Note 20. Earnings Per Share
The calculation of earnings per share is based on the weighted-average number of the Company’s shares outstanding for the applicable period. The calculation of diluted earnings per share reflects the effect of all potentially dilutive shares that were outstanding during the respective periods, unless the effect of doing so is antidilutive. The Company uses the treasury stock method to calculate the dilutive effect of outstanding share-based compensation awards. The number of weighted-average shares outstanding used in the computations of basic and diluted earnings per share are as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2023	2022	2023	2022
Weighted-average shares outstanding - Basic	404.5	404.0	404.8	405.4
Dilutive effect of outstanding share-based compensation awards	4.1	4.5	4.1	4.9
Weighted-average shares outstanding - Diluted	408.6	408.5	408.9	410.3
For the three month periods ended September 30, 2023 and 2022, 0.8 million and 2.3 million, respectively, of anti-dilutive shares were not included in the computation of diluted earnings per share. For the nine month periods ended September 30, 2023 and September 30, 2022, 1.4 million and 2.1 million of anti-dilutive shares were not included in the computation of diluted earnings per share, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our 2022 Annual Report. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
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
Items Affecting our Business, Industry and End Markets
Cybersecurity Incident Status
On April 27, 2023, the Company detected a cybersecurity incident that resulted in a disruption of several of our information technology systems. We immediately launched a thorough investigation with the assistance of external cybersecurity experts to assess and mitigate impacts of the incident. The Company proactively took immediate actions to maintain business continuity and to minimize disruption to operations and customers, including isolating systems and implementing workarounds. As a result, we do not expect this incident to have a material impact on our business, results of operations or financial condition. Although an investigation is ongoing, the Company is not aware of any confidential customer information having been exfiltrated. If the Company becomes aware of any such information having been exfiltrated, it will make appropriate notifications. For a discussion of the risks and uncertainties that cybersecurity incidents may have on us, see “Risk Factors: Information systems failure or disruption, due to cyber terrorism or other actions, may adversely impact our business and result in financial loss to the Company or liability to our customers” in our 2022 Annual Report and “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
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
The ongoing conflict between Russia and Ukraine and the related sanctions and export controls have adversely affected economic conditions in Eastern Europe and certain global industry sectors dependent on those countries. We have limited physical operations and sales in Russia and Ukraine and, to date, have not experienced a material adverse impact on our results of operations or financial condition. Further escalation or prolonged conflict may amplify several of the risks identified in Part I, Item 1A. “Risk Factors” in our 2022 Annual Report.
Foreign Currency Fluctuations
A significant portion of our revenues, approximately 56% for the nine month period ended September 30, 2023, was denominated in currencies other than the U.S. dollar. Because much of our manufacturing facilities and labor force costs are outside of the

United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.
The COVID-19 Pandemic and Related Supply Chain Disruptions
We continue to assess and actively manage the impact of the COVID-19 pandemic on our global operations and also the operations of our suppliers and customers. In order to position ourselves to fulfill demand, we continue to monitor the supply chain closely and are taking proactive steps to ensure continuity of supply. The degree to which the pandemic will continue to impact our operations, and the operations of our customers and suppliers remains uncertain. See “The COVID-19 pandemic could have a material and adverse effect on our business, results of operations and financial condition in the future” in Part I, Item 1A. “Risk Factors” in our 2022 Annual Report and this Form 10-Q.
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
Results of Continuing Operations
Consolidated results should be read in conjunction with the segment results section herein and Note 19 “Segment Results” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, which provides more detailed discussions concerning certain components of our Condensed Consolidated Statements of Operations. All intercompany accounts and transactions have been eliminated within the consolidated results.The following table presents selected Condensed Consolidated Results of Operations of our business for the three and nine month periods ended September 30, 2023 and 2022.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2023	2022	2023	2022
Condensed Consolidated Statement of Operations:
Revenues	$1,738.9	$1,515.7	$5,054.7	$4,292.6
Cost of sales	999.6	940.4	2,953.7	2,621.4
Gross profit	739.3	575.3	2,101.0	1,671.2
Selling and administrative expenses	315.2	278.7	941.9	819.8
Amortization of intangible assets	92.2	93.8	274.3	263.6
Other operating expense, net	13.5	12.8	53.7	43.4
Operating income	318.4	190.0	831.1	544.4
Interest expense	39.6	26.6	119.3	68.8
Loss on extinguishment of debt	12.6	—	13.5	1.1
Other income, net	(7.6)	(9.8)	(25.4)	(21.8)
Income before income taxes	273.8	173.2	723.7	496.3
Provision for income taxes	60.3	30.3	168.9	104.6
Income (loss) on equity method investments	(3.9)	2.6	(1.2)	(2.5)
Income from Continuing Operations	209.6	145.5	553.6	389.2
Income from discontinued operations, net of tax	—	0.5	—	0.6
Net income	209.6	146.0	553.6	389.8
Less: Net income attributable to noncontrolling interests	1.3	0.9	4.7	2.5
Net income attributable to Ingersoll Rand Inc.	$208.3	$145.1	$548.9	$387.3

Percentage of Revenues:
Gross profit	42.5%	38.0%	41.6%	38.9%
Selling and administrative expenses	18.1%	18.4%	18.6%	19.1%
Operating income	18.3%	12.5%	16.4%	12.7%
Income from Continuing Operations	12.1%	9.6%	11%	9.1%
Adjusted EBITDA	26.5%	24.8%	25.4%	23.6%

Other Financial Data:
Adjusted EBITDA (1)	$461.5	$376.1	$1,286.3	1,014.6
Adjusted Net Income (1)	316.0	253.1	861.2	676.8
Cash flows - operating activities	397.3	274.4	796.0	510.6
Cash flows - investing activities	(336.3)	(54.0)	(991.7)	(119.5)
Cash flows - financing activities	(28.1)	(20.0)	(193.8)	(934.8)
Free Cash Flow (1)	368.7	252.6	720.2	449.5
(1)See the “Non-GAAP Financial Measures” section for a reconciliation to comparable GAAP measure.
Revenues
Revenues for the three month period ended September 30, 2023 were $1,738.9 million, an increase of $223.2 million, or 14.7%, compared to $1,515.7 million for the same three month period in 2022. The increase in revenues was primarily due to acquisitions of $104.3 million, higher pricing of $86.6 million, favorable impact of foreign currencies of $22.2 million, and higher organic volumes of $10.1 million. The percentage of consolidated revenues derived from aftermarket parts and services was 36.2% in the three month period ended September 30, 2023 compared to 35.3% in the same three month period in 2022.
Revenues for the nine month period ended September 30, 2023 were $5,054.7 million, an increase of $762.1 million, or 17.8%, compared to $4,292.6 million for the same nine month period in 2022. The increase in revenues was primarily due to higher pricing of $331.0 million, acquisitions of $266.6 million, and higher organic volumes of $216.9 million, partially offset by the unfavorable impact of foreign currencies of $52.4 million. The percentage of consolidated revenues derived from aftermarket parts and services was 36.1% in the nine month period ended September 30, 2023 compared to 35.6% in the same nine month period in 2022.
Gross Profit
Gross profit for the three month period ended September 30, 2023 was $739.3 million, an increase of $164.0 million, or 28.5%, compared to $575.3 million for the same three month period in 2022, and as a percentage of revenues was 42.5% for the three month period ended September 30, 2023 and 38.0% for the same three month period in 2022. The increase in gross profit is primarily due to higher pricing and acquisitions discussed above. The increase in gross profit as a percentage of revenues is primarily due to the benefits of pricing changes in excess of inflation in material and labor costs.
Gross profit for the nine month period ended September 30, 2023 was $2,101.0 million, an increase of $429.8 million, or 25.7%, compared to $1,671.2 million for the same nine month period in 2022, and as a percentage of revenues was 41.6% for the nine month period ended September 30, 2023 and 38.9% for the same nine month period in 2022. The increase in gross profit is primarily due to higher pricing, acquisitions, and higher organic volumes discussed above. The increase in gross profit as a percentage of revenues is primarily due to the benefits of pricing changes in excess of inflation in material and labor costs.
Selling and Administrative Expenses
Selling and administrative expenses were $315.2 million for the three month period ended September 30, 2023, an increase of $36.5 million, or 13.1%, compared to $278.7 million for the same three month period in 2022. The increase in selling and administrative expenses was mainly from businesses acquired in the second half of 2022 and first half of 2023 and higher incentive compensation expense. Selling and administrative expenses as a percentage of revenues decreased to 18.1% for the three month period ended September 30, 2023 from 18.4% in the same three month period in 2022.
Selling and administrative expenses were $941.9 million for the nine month period ended September 30, 2023, an increase of $122.1 million, or 14.9%, compared to $819.8 million for the same nine month period in 2022. The increase in selling and administrative expenses was mainly from businesses acquired in the second half of 2022 and first half of 2023 and higher incentive compensation expense. Selling and administrative expenses as a percentage of revenues decreased to 18.6% for the nine month period ended September 30, 2023 from 19.1% in the same nine month period in 2022.
Amortization of Intangible Assets
Amortization of intangible assets was $92.2 million for the three month period ended September 30, 2023, a decrease of $1.6 million, compared to $93.8 million in the same three month period in 2022. The decrease was primarily due to certain intangible assets becoming fully amortized during the period, partially offset by businesses acquired in the second half of 2022 and first half of 2023 discussed in Note 3 “Acquisitions” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
Amortization of intangible assets was $274.3 million for the nine month period ended September 30, 2023, an increase of $10.7 million, compared to $263.6 million in the same nine month period in 2022. The increase was primarily due to businesses acquired in the second half of 2022 and first half of 2023 discussed in Note 3 “Acquisitions” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, partially offset by certain intangible assets becoming fully amortized during the period.
Other Operating Expense, Net
Other operating expense, net was $13.5 million for the three month period ended September 30, 2023, an increase of $0.7 million, compared to $12.8 million in the same three month period in 2022. The increase in expense was primarily due to lower foreign currency transaction gains, net of $7.8 million, partially offset by lower restructuring charges of $4.9 million and lower acquisition and other transaction related expenses and non-cash charges of $1.7 million.
Other operating expense, net was $53.7 million for the nine month period ended September 30, 2023, an increase of $10.3 million, compared to $43.4 million in the same nine month period in 2022. The increase was primarily due to higher acquisition and other transaction related expenses and non-cash charges of $13.4 million and lower foreign currency transaction gains, net of $13.3 million, partially offset by lower restructuring charges of $18.2 million.

Interest Expense
Interest expense was $39.6 million for the three month period ended September 30, 2023, an increase of $13.0 million, compared to $26.6 million in the same three month period in 2022. The increase was primarily due to an increase in the weighted-average interest rate, partially offset by the interest rate derivative contracts discussed in Note 13 “Hedging Activities and Derivative Instruments” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. The weighted average interest rate, including the impact of the interest rate derivative contracts, was approximately 5.4% for the three month period ended September 30, 2023 and 4.0% in the same three month period in 2022.
Interest expense was $119.3 million for the nine month period ended September 30, 2023, an increase of $50.5 million, compared to $68.8 million in the same nine month period in 2022. The increase was primarily due to an increase in the weighted-average interest rate, partially offset by the prepayment of the Euro Term Loan on June 30, 2022, and the interest rate derivative contracts discussed in Note 13 “Hedging Activities and Derivative Instruments” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. The weighted average interest rate, including the impact of the interest rate derivative contracts, was approximately 5.3% for the nine month period ended September 30, 2023 and 2.7% in the same period in 2022.
Other Income, Net
Other income, net was $7.6 million and $9.8 million in the three month periods ended September 30, 2023 and 2022, respectively. The decrease was primarily due to a gain from settling post-acquisition contingencies related to the Merger in the 2022 period that did not recur in the 2023 period, partially offset by an increase in interest income from holdings of cash and cash equivalents.
Other income, net was $25.4 million and $21.8 million in the nine month periods ended September 30, 2023 and 2022, respectively. The increase was primarily due to an increase in interest income from holdings of cash and cash equivalents, partially offset by a gain from settling post-acquisition contingencies related to the Merger in the 2022 period that did not recur in the 2023 period.
Provision for Income Taxes
The provision for income taxes was $60.3 million resulting in a 22.0% effective income tax provision rate for the three month period ended September 30, 2023, compared to a provision for income taxes of $30.3 million resulting in a 17.5% effective income tax provision rate in the same three month period in 2022. The increase in the tax provision for the three month period ended September 30, 2023 is primarily due to an increase in the pretax book income in jurisdictions with higher effective tax rates combined with decreased earnings in jurisdictions with lower tax rates.
The provision for income taxes was $168.9 million resulting in a 23.3% effective income tax provision rate for the nine month period ended September 30, 2023, compared to a provision for income taxes of $104.6 million resulting in a 21.1% effective income tax provision rate in the same nine month period in 2022. The increase in the tax provision for the nine month period ended September 30, 2023 is primarily due to an increase in the pretax book income in jurisdictions with higher effective tax rates combined with decreased earnings in jurisdictions with lower tax rates and a change in tax law guidance causing a discrete tax cost in the second quarter.
Net Income
Net income was $209.6 million for the three month period ended September 30, 2023 compared to net income of $146.0 million in the same three month period in 2022. The increase in net income was primarily due to higher gross profit on increased revenues, partially offset by higher selling and administrative expenses, higher provision for income taxes, and higher interest expense.
Net income was $553.6 million for the nine month period ended September 30, 2023 compared to net income of $389.8 million in the same nine month period in 2022. The increase in net income was primarily due to higher gross profit on increased revenues, partially offset by higher selling and administrative expenses, higher provision for income taxes, and higher interest expense.
Adjusted EBITDA
Adjusted EBITDA increased $85.4 million to $461.5 million for the three month period ended September 30, 2023 compared to $376.1 million in the same three month period in 2022. Adjusted EBITDA as a percentage of revenues increased 170 basis points to 26.5% for the three month period ended September 30, 2023 from 24.8% for the same three month period in 2022. The increase in Adjusted EBITDA was primarily due to higher pricing of $86.6 million, favorable impact of foreign currencies of $4.4 million, and higher organic sales volume of $2.2 million, partially offset by higher selling and administrative costs of $19.4 million and unfavorable cost inflation and product mix of $10.8 million. The increase in Adjusted EBITDA as a percentage of revenues is primarily attributable to higher pricing, partially offset by unfavorable cost inflation and product mix.
Adjusted EBITDA increased $271.7 million to $1,286.3 million for the nine month period ended September 30, 2023 compared to $1,014.6 million in the same nine month period in 2022. Adjusted EBITDA as a percentage of revenues increased 180 basis points to 25.4% for the nine month period ended September 30, 2023 from 23.6% for the same nine month period in 2022. The increase in Adjusted EBITDA was primarily due to higher pricing of $331.0 million and higher organic sales volume of $81.4 million, partially offset by unfavorable cost inflation and product mix of $96.7 million, higher selling and administrative costs of $88.5 million, and the unfavorable impact of foreign currencies of $16.1 million. The increase in Adjusted EBITDA as a percentage of revenues is primarily attributable to higher pricing and volume, partially offset by unfavorable cost inflation and product mix.
Adjusted Net Income
Adjusted Net Income increased $62.9 million to $316.0 million for the three month period ended September 30, 2023 compared to $253.1 million in the same three month period in 2022. The increase was primarily due to increased Adjusted EBITDA, partially offset by a higher income tax provision, as adjusted, and higher interest expense.
Adjusted Net Income increased $184.4 million to $861.2 million for the nine month period ended September 30, 2023 compared to $676.8 million in the same nine month period in 2022. The increase was primarily due to increased Adjusted EBITDA, partially offset by a higher income tax provision, as adjusted, and higher interest expense.

Non-GAAP Financial Measures
Set forth below are the reconciliations of Net Income to Adjusted EBITDA and Adjusted Net Income and Cash Flows from Operating Activities to Free Cash Flow.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2023	2022	2023	2022
Net Income	$209.6	$146.0	$553.6	$389.8
Less: Income from discontinued operations	—	0.6	—	0.8
Less: Income tax provision from discontinued operations	—	(0.1)	—	(0.2)
Income from Continuing Operations, Net of Tax	209.6	145.5	553.6	389.2
Plus:
Interest expense	39.6	26.6	119.3	68.8
Provision for income taxes	60.3	30.3	168.9	104.6
Depreciation expense (a)	22.4	20.4	64.4	61.8
Amortization expense (b)	92.2	93.8	274.3	263.6
Restructuring and related business transformation costs (c)	2.2	7.2	12.4	30.9
Acquisition and other transaction related expenses and non-cash charges (d)	14.8	12.1	46.6	27.0
Stock-based compensation (e)	11.2	27.1	35.2	69.3
Foreign currency transaction losses (gains), net	1.1	(6.7)	1.0	(12.3)
Loss (income) on equity method investments	3.9	(2.6)	1.2	2.5
Loss on extinguishment of debt	12.6	—	13.5	1.1
Adjustments to LIFO inventories	(0.3)	33.0	14.0	33.0
Cybersecurity incident costs (f)	0.1	—	2.3	—
Gain on settlement of post-acquisition contingencies (g)	—	(6.2)	—	(6.2)
Other adjustments (h)	(8.2)	(4.4)	(20.4)	(18.7)
Adjusted EBITDA	$461.5	$376.1	$1,286.3	$1,014.6
Minus:
Interest expense	$39.6	$26.6	$119.3	$68.8
Income tax provision, as adjusted (i)	89.0	70.0	252.5	194.8
Depreciation expense	22.4	20.4	64.4	61.8
Amortization of non-acquisition related intangible assets	2.4	9.0	7.6	15.4
Interest income on cash and cash equivalents	(7.9)	(3.0)	(18.7)	(3.0)
Adjusted Income from Continuing Operations, Net of Tax	$316.0	$253.1	$861.2	$676.8
Free Cash Flow from Continuing Operations:
Cash flows from operating activities from continuing operations	$397.3	$274.4	$796.0	$510.6
Minus:
Capital expenditures	28.6	21.8	75.8	61.1
Free Cash Flow from Continuing Operations	$368.7	$252.6	$720.2	$449.5
(a)Depreciation expense excludes $1.1 million and $0.8 million of depreciation of rental equipment for the three month periods ended September 30, 2023 and 2022, respectively, and excludes $2.8 million and $2.6 million for the nine month periods ended September 30, 2023 and 2022.
(b)Represents $89.8 million and $84.8 million of amortization of intangible assets arising from acquisitions (customer relationships, technology, tradenames and backlog) and $2.4 million and $9.0 million of amortization of non-acquisition related intangible assets, in each case, for the three month periods ended September 30, 2023 and 2022, respectively.

Represents $266.7 million and $248.2 million of amortization of intangible assets arising from acquisitions (customer relationships, technology, tradenames and backlog) and $7.6 million and $15.4 million of amortization of non-acquisition related intangible assets, in each case, for the nine month periods ended September 30, 2023 and 2022, respectively.
(c)Restructuring and related business transformation costs consisted of the following.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2023	2022	2023	2022
Restructuring charges	$1.8	$6.7	$9.9	$28.1
Facility reorganization, relocation and other costs	0.4	0.5	2.5	2.8
Total restructuring and related business transformation costs	$2.2	$7.2	$12.4	$30.9
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
(f)Represents non-recoverable costs associated with a cybersecurity event.
(g)Represents a gain from settling post-acquisition contingencies related to the Merger outside of the measurement period.
(h)Includes (i) pension and other postemployment plan costs other than service cost, (ii) interest income on cash and cash equivalents and (iii) other miscellaneous adjustments.
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
The income tax provision, as adjusted for each of the periods presented below consisted of the following.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2023	2022	2023	2022
Provision for income taxes	$60.3	$30.3	$168.9	$104.6
Tax impact of pre-tax income adjustments	27.5	37.5	83.6	84.9
Discrete tax items	1.2	2.2	—	5.3
Income tax provision, as adjusted	$89.0	$70.0	$252.5	$194.8
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
Segment Results for the Three and Nine Month Periods Ended September 30, 2023 and 2022
The following tables display Segment Orders, Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments.

Industrial Technologies and Services Segment Results

	For the Three Month Period Ended September 30,		Percent Change
	2023	2022	2023 vs. 2022
Segment Orders	$1,346.9	$1,355.2	(0.6)%
Segment Revenues	$1,428.4	$1,199.6	19.1%
Segment Adjusted EBITDA	$410.9	$314.0	30.9%
Segment Margin	28.8%	26.2%	260	bps
Segment Orders for the three month period ended September 30, 2023 were $1,346.9 million, a decrease of $8.3 million, or 0.6%, compared to $1,355.2 million in the same three month period in 2022. The decrease in Segment Orders was due to organic decline of $117.6 million or 8.7%, partially offset by acquisitions of $96.3 million or 7.1% and the favorable impact of foreign currencies of $13.0 million or 1.0%.
Segment Revenues for the three month period ended September 30, 2023 were $1,428.4 million, an increase of $228.8 million, or 19.1%, compared to $1,199.6 million in the same three month period in 2022. The increase in Segment Revenues was due to acquisitions of $98.7 million or 8.2%, higher pricing of $67.0 million or 5.6%, higher organic volumes of $46.6 million or 3.9%, and favorable impact of foreign currencies of $16.5 million or 1.4%. The percentage of Segment Revenues derived from aftermarket parts and service was 39.6% in the three month period ended September 30, 2023 compared to 39.7% in the same three month period in 2022.
Segment Adjusted EBITDA for the three month period ended September 30, 2023 was $410.9 million, an increase of $96.9 million, or 30.9%, from $314.0 million in the same three month period in 2022. Segment Adjusted EBITDA Margin increased 260 basis points to 28.8% from 26.2% in 2022. The increase in Segment Adjusted EBITDA was primarily due to higher pricing of $67.0 million or 21.3%, acquisitions of $20.1 million or 6.4%, higher organic sales volume of $18.6 million or 5.9%, and favorable impact of foreign currencies of $3.7 million or 1.2%, partially offset by higher selling and administrative costs of $9.7 million or 3.1% and unfavorable cost inflation and product mix of $2.9 million or 0.9%.

	For the Nine Month Period Ended September 30,		Percent Change
	2023	2022	2023 vs. 2022
Segment Orders	$4,241.5	$3,928.6	8.0%
Segment Revenues	$4,124.0	$3,389.7	21.7%
Segment Adjusted EBITDA	$1,134.0	$853.4	32.9%
Segment Margin	27.5%	25.2%	230	bps
Segment Orders for the nine month period ended September 30, 2023 were $4,241.5 million, an increase of $312.9 million, or 8.0%, compared to $3,928.6 million in the same nine month period in 2022. The increase in Segment Orders was due to acquisitions of $251.9 million or 6.4% and organic growth of $116.6 million or 3.0%, partially offset by the unfavorable impact of foreign currencies of $55.6 million or 1.4%.
Segment Revenues for the nine month period ended September 30, 2023 were $4,124.0 million, an increase of $734.3 million, or 21.7%, compared to $3,389.7 million in the same nine month period in 2022. The increase in Segment Revenues was due to higher organic volumes of $277.8 million or 8.2%, higher pricing of $255.6 million or 7.5%, and acquisitions of $246.8 million or 7.3%, partially offset by unfavorable impact of foreign currencies of $45.9 million or 1.4%. The percentage of Segment Revenues derived from aftermarket parts and service was 39.5% in the nine month period ended September 30, 2023 compared to 39.9% in the same nine month period in 2022.
Segment Adjusted EBITDA for the nine month period ended September 30, 2023 was $1,134.0 million, an increase of $280.6 million, or 32.9%, from $853.4 million in the same nine month period in 2022. Segment Adjusted EBITDA Margin increased 230 basis points to 27.5% from 25.2% in 2022. The increase in Segment Adjusted EBITDA was primarily due to higher pricing of $255.6 million or 30.0%, higher organic sales volume of $108.6 million or 12.7%, and acquisitions of $54.2 million or 6.4%, partially offset by unfavorable cost inflation and product mix of $71.6 million or 8.4%, higher selling and administrative costs of $52.9 million or 6.2%, and unfavorable impact of foreign currencies of $13.6 million or 1.6%.

Precision and Science Technologies Segment Results

	For the Three Month Period Ended September 30,		Percent Change
	2023	2022	2023 vs. 2022
Segment Orders	$290.9	$299.3	(2.8)%
Segment Revenues	$310.5	$316.1	(1.8)%
Segment Adjusted EBITDA	$94.2	$92.0	2.4%
Segment Margin	30.3%	29.1%	120	bps
Segment Orders for the three month period ended September 30, 2023 were $290.9 million, a decrease of $8.4 million, or 2.8%, compared to $299.3 million in the same three month period in 2022. The decrease in Segment Orders was due to the unfavorable impact of lower organic orders of $18.0 million or 6.0%, partially offset by foreign currencies of $5.0 million or 1.7% and acquisitions of $4.6 million or 1.5%.
Segment Revenues for the three month period ended September 30, 2023 were $310.5 million, a decrease of $5.6 million, or 1.8%, compared to $316.1 million in the same three month period in 2022. The decrease in Segment Revenues was primarily due to lower organic volumes of $36.5 million or 11.5%, partially offset by higher pricing of $19.6 million or 6.2%, favorable impact of foreign currencies of $5.7 million or 1.8%, and acquisitions of $5.6 million or 1.8%. The percentage of Segment Revenues derived from aftermarket parts and service was 20.6% in the three month period ended September 30, 2023 compared to 18.7% in the same three month period in 2022.
Segment Adjusted EBITDA for the three month period ended September 30, 2023 was $94.2 million, an increase of $2.2 million, or 2.4%, from $92.0 million in the same three month period in 2022. Segment Adjusted EBITDA Margin increased 120 basis points to 30.3% from 29.1% in 2022. The increase in Segment Adjusted EBITDA was primarily due to higher pricing of $19.6 million or 21.3%, acquisitions of $2.1 million or 2.3%, lower selling and administrative costs of $2.0 million or 2.2%, and favorable impact of foreign currencies of $1.5 million or 1.6%, partially offset by lower organic sales volume of $16.4 million or 17.8% and unfavorable cost inflation and product mix of $6.3 million or 6.8%.

	For the Nine Month Period Ended September 30,		Percent Change
	2023	2022	2023 vs. 2022
Segment Orders	$910.5	$954.6	(4.6)%
Segment Revenues	$930.7	$902.9	3.1%
Segment Adjusted EBITDA	$278.7	$254.8	9.4%
Segment Margin	29.9%	28.2%	170	bps
Segment Orders for the nine month period ended September 30, 2023 were $910.5 million, a decrease of $44.1 million, or 4.6%, compared to $954.6 million in the same nine month period in 2022. The decrease in Segment Orders was due to lower organic orders of $56.2 million or 5.9% and the unfavorable impact of foreign currencies of $8.2 million or 0.9%, partially offset by acquisitions of $20.3 million or 2.1%.
Segment Revenues for the nine month period ended September 30, 2023 were $930.7 million, an increase of $27.8 million, or 3.1%, compared to $902.9 million in the same nine month period in 2022. The increase in Segment Revenues was due to higher pricing of $75.4 million or 8.4% and acquisitions of $19.8 million or 2.2%, partially offset by lower organic volumes of $60.9 million or 6.7% and unfavorable impact of foreign currencies of $6.5 million or 0.7%. The percentage of Segment Revenues derived from aftermarket parts and service was 20.9% in the nine month period ended September 30, 2023 compared to 19.1% in the same nine month period in 2022.
Segment Adjusted EBITDA for the nine month period ended September 30, 2023 was $278.7 million, an increase of $23.9 million, or 9.4%, from $254.8 million in the same nine month period in 2022. Segment Adjusted EBITDA Margin increased 170 basis points to 29.9% from 28.2% in 2022. The increase in Segment Adjusted EBITDA was primarily due to higher pricing of $75.4 million or 29.6% and acquisitions of $7.3 million or 2.9%, partially offset by unfavorable cost inflation and product mix of $27.6 million or 10.8%, lower organic sales volume of $27.2 million or 10.7%, unfavorable impact of foreign currencies of $2.2 million or 0.9%, and higher selling and administrative costs of $2.1 million or 0.8%.

Results of Discontinued Operations
Income from discontinued operations, net of tax was $0.5 million and $0.6 million for the three and nine month periods ended September 30, 2022 and consisted primarily of expenses incurred to finalize separation and fulfill transition services.
Liquidity and Capital Resources
Our investment resources include cash on hand, cash generated from operations and borrowings under our Revolving Credit Facility. We also have the ability to seek additional secured and unsecured borrowings, subject to Credit Agreement restrictions.
As of September 30, 2023, we had $2,000.0 million of unused availability under the Revolving Credit Facility.
See the description of these line-of-credit resources in Note 11 “Debt” to the consolidated financial statements in our 2022 Annual Report and Note 10 “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
As of September 30, 2023, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.
Liquidity
A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$1,197.5	$1,613.0

Short-term borrowings and current maturities of long-term debt	$33.9	$36.5
Long-term debt	2,699.3	2,716.1
Total debt	$2,733.2	$2,752.6
We can increase the borrowing availability under the Senior Secured Credit Facilities by up to $1,600.0 million in the form of additional commitments under the Revolving Credit Facility and/or incremental term loans plus an additional amount so long as we do not exceed a specified senior secured leverage ratio. We can incur additional secured indebtedness under the term loan facilities if certain specified conditions are met under the Credit Agreement. Our liquidity requirements are significant primarily due to debt service requirements. See Note 11 “Debt” to the consolidated financial statements in our 2022 Annual Report and Note 10 “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.
Our principal sources of liquidity have been existing cash and cash equivalents, cash generated from operations and borrowings under the Senior Notes and Senior Secured Credit Facilities. Our principal uses of cash will be to provide working capital, meet debt service requirements, fund capital expenditures, dividend payments, and finance strategic plans, including possible acquisitions. We may also seek to finance capital expenditures under capital leases or other debt arrangements that provide liquidity or favorable borrowing terms. We continue to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, we may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings. As market conditions warrant, we may from time to time, seek to repay loans that we have borrowed, including the borrowings under the Senior Notes and Senior Secured Credit Facilities. Based on our current level of operations and available cash, we believe our cash flow from operations, together with availability under the Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements for the foreseeable future. Our business may not generate sufficient cash flows from operations or future borrowings may not be available to us under our Revolving Credit Facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Our ability to do so depends on, among other factors, prevailing economic conditions, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change in control, we could be required to repay or refinance our indebtedness. We may not be able to refinance any of our indebtedness, including the Senior Notes and Senior Secured Credit Facilities, on commercially reasonable terms or at all. Any future acquisitions, joint ventures, or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms or at all.

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
A substantial portion of our cash is in jurisdictions outside of the United States. We do not assert ASC 740-30 (formerly APB 23) indefinite reinvestment of our historical non-U.S. earnings or future non-U.S. earnings. The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States. Our deferred income tax liability as of September 30, 2023 was $41.4 million which primarily consisted of withholding taxes.
Working Capital

	September 30, 2023	December 31, 2022
Net Working Capital:
Current assets	$3,733.4	$3,967.3
Less: Current liabilities	1,654.7	1,674.0
Net working capital	$2,078.7	$2,293.3

Operating Working Capital:
Accounts receivable	$1,216.1	$1,122.0
Plus: Inventories (excluding LIFO reserve)	1,157.4	1,085.9
Plus: Contract assets	57.0	70.6
Less: Accounts payable	663.1	778.7
Less: Contract liabilities (current)	343.7	305.6
Operating working capital	$1,423.7	$1,194.2
Net working capital decreased $214.6 million to $2,078.7 million as of September 30, 2023 from $2,293.3 million as of December 31, 2022. Operating working capital increased $229.5 million to $1,423.7 million as of September 30, 2023 from $1,194.2 million as of December 31, 2022. The increase in operating working capital is primarily due to lower accounts payable, higher accounts receivable, and higher inventories, partially offset by higher contract liabilities and lower contract assets.
The increase in accounts receivable was primarily due to the timing of revenues in the quarter and seasonal changes in collection timing. The increase in inventories was primarily due to acquisitions and to support fourth quarter backlog. The decrease in contract assets was primarily due to the timing of revenue recognition and billing on our overtime contracts. The decrease in accounts payable was primarily due to the timing of vendor cash disbursements. The increase in contract liabilities was primarily due to the timing of customer milestone payments for in-process engineered to order contracts.
Cash Flows
The following table reflects the major categories of cash flows for the nine month periods ended September 30, 2023 and 2022, respectively.

	For the Nine Month Period Ended September 30,
	2023	2022
Cash flows provided by (used in) continuing operations:
Cash flows provided by operating activities	$796.0	$510.6
Cash flows used in investing activities	(991.7)	(119.5)
Cash flows used in financing activities	(193.8)	(934.8)
Net cash provided by (used in) discontinued operations	—	(0.6)
Free cash flow(1)	720.2	449.5
(1)See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the nearest GAAP measure.

Operating Activities
Cash provided by operating activities increased $285.4 million to $796.0 million for the nine month period ended September 30, 2023 from $510.6 million in the same nine month period in 2022. This increase is primarily attributable to higher income from continuing operations.
Investing Activities
Cash used in investing activities included capital expenditures of $75.8 million and $61.1 million for the nine month periods ended September 30, 2023 and 2022, respectively. Net cash paid in acquisitions was $923.8 million and $62.5 million in the nine month periods ended September 30, 2023 and 2022, respectively. The nine month period ended September 30, 2023 also included proceeds of $7.6 million related to the sale of a closed facility.
Financing Activities
Cash used in financing activities of $193.8 million for the nine month period ended September 30, 2023 primarily reflected net repayments of long term debt of $20.4 million, purchases of treasury stock of $132.9 million, and cash dividends on common stock of $24.3 million, payments of deferred and contingent acquisition consideration of $17.4 million, and payments of debt issuance costs of $17.3 million, partially offset by proceeds from stock option exercises of $21.9 million.
Cash used in financing activities of $934.8 million for the nine month period ended September 30, 2022 primarily reflected repayments of long-term debt of $647.1 million, purchases of treasury stock of $257.8 million, cash dividends on common stock of $24.3 million, and payments of interest rate cap premiums of $13.4 million, partially offset by proceeds from stock option exercises of $14.7 million.
Discontinued Operations
Cash used in discontinued operations was $0.6 million for the nine month period ended September 30, 2022 and related primarily to separation related expenses.
Free Cash Flow
Free cash flow increased $270.7 million to $720.2 million in the nine month period ended September 30, 2023 from $449.5 million in the same nine month period in 2022 due to increased cash provided by operating activities, partially offset by higher capital expenditures.
Critical Accounting Estimates
Management has evaluated the accounting estimates used in the preparation of the Company’s condensed consolidated financial statements and related notes and believe those estimates to be reasonable and appropriate. Certain of these accounting estimates require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the section “Critical Accounting Estimates” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1 “Summary of Significant Accounting Policies” of “Item 8. Financial Statements and Supplementary Data” included in our 2022 Annual Report.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 18 “Contingencies” to the condensed consolidated financial statements included elsewhere in this Form 10-Q. We believe that as of September 30, 2023, there have been no material changes to the environmental matters disclosed in our 2022 Annual Report.
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
As of September 30, 2023, there have been no material changes to our market risk assessment previously disclosed in the 2022 Annual Report.
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
ITEM 1A.    RISK FACTORS
As of September 30, 2023, there have been no material changes to our risk factors included in our 2022 Annual Report.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Company Purchases
The following table contains detail related to the repurchase of our common stock based on the date of trade during the three month period ended September 30, 2023.

2023 Third Quarter Months	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
July 1, 2023 - July 31, 2023	598	$65.36	—	$373,033,155
August 1, 2023 - August 31, 2023	908	$68.14	—	$373,033,155
September 1, 2023 - September 30, 2023	—	$—	—	$373,033,155
Total	1,506		—
(1)Includes shares of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of certain restricted stock units, comprised of 598 shares in the period from July 1, 2023 to July 31, 2023 and 908 shares in the period from August 1, 2023 to August 31, 2023.
(2)The average price paid per share includes brokerage commissions.
(3)On August 24, 2021, our Board of Directors approved a share repurchase program which authorized the repurchase of up to $750.0 million of the Company’s outstanding common stock. The authorization does not have any expiration date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the quarter ended September 30, 2023, none of our director or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Third Amended and Restated Bylaws
On October 31, 2023, the Company’s Board of Directors (the “Board”) approved and adopted the Company’s third amended and restated bylaws (the “Bylaws”), effective as of such date, primarily to (i) implement proxy access; (ii) address matters relating to Rule 14a-19 under the Exchange Act of 1934 (the “Universal Proxy Card Rules”); and (iii) include other conforming and administrative revisions, including revisions to reflect recent developments related to Delaware General Corporation Law (the “DGCL”), in each case, as further described below.
With respect to the implementation of proxy access, the Bylaws include a new Article II, Section 2.14, which permits a stockholder or group of stockholders to nominate for election to the Board, and include in our proxy materials for our annual meeting of stockholders, nominees, subject to certain limitations, and provided that such nominating stockholder(s) and nominee(s) satisfy the applicable requirements specified in the Bylaws.
The Bylaws also include revisions to the procedural and disclosure requirements for stockholders intending to nominate directors or propose other business (other than proposals to be included in the Company’s proxy statement pursuant to Rule 14a-8 under the Exchange Act), including, without limitation: (i) requiring any stockholder notice provided under Section 2.03 with respect to a nomination under the Universal Proxy Card Rules to include certain representations from the stockholder; (ii) requiring that any stockholder giving notice of a proposed nomination under the Universal Proxy Card Rules to include evidence that it has complied with the requirements of the Universal Proxy Card Rules and provide certain information regarding, and agreements from, the proposed director nominee as required by the Bylaws or as additionally requested by the Company; and (iii) providing that if any stockholder fails to comply with the Universal Proxy Card Rules or to provide evidence of such compliance, then such nomination will be disregarded and no vote on such nominee will occur.
In addition, the Bylaws have been updated to make technical changes to reflect recent amendments to the DGCL to revise the requirement regarding the availability of stockholder lists and to clarify the adjournment procedures with respect to the method of notice for adjourning virtual stockholder meetings.
The Bylaws also implement certain other technical, conforming, modernizing and clarifying changes.
The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is attached as Exhibit 3.2 hereto and is incorporated by reference herein.

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

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Ingersoll Rand Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2021).
3.2	Third Amended and Restated Bylaws of Ingersoll Rand Inc.
4.1	Base Indenture, dated as of August 14, 2023, among Ingersoll Rand Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current
Report on Form 8-K filed on August 14, 2023).
4.2	2028 Notes Supplemental Indenture No. 1, dated as of August 14, 2023, among Ingersoll Rand Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current
Report on Form 8-K filed on August 14, 2023).
4.3	2033 Notes Supplemental Indenture No. 1, dated as of August 14, 2023, among Ingersoll Rand Inc. and Deutsche
Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current
Report on Form 8-K filed on August 14, 2023).
4.4	Form of Global Note for 5.400% Senior Notes due 2028 (included in Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 14, 2023).
4.5	Form of Global Note for 5.700% Senior Notes due 2033 (included in Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 14, 2023).
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Scheme Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2023	INGERSOLL RAND INC.

	By:	/s/ Michael J. Scheske
Name: Michael J. Scheske
Vice President and Chief Accounting Officer (Principal Accounting Officer)