Form 10-K
period 2023-12-31
Ingersoll Rand Inc.
filed 2024-02-23
CIK 1699150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023, or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2023 was approximately $26.4 billion based on the closing price of such common equity on the New York Stock Exchange on such date.
The registrant had outstanding 403,435,985 shares of Common Stock, par value $0.01 per share, as of February 16, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Annual Report on Form 10-K (this “Form 10-K”) may contain “forward-looking statements” within the meaning of the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-K, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends and other information, may be forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should,” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates, and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
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
Our Company
We are a global market leader with a broad range of innovative and mission-critical air, gas, liquid, and solid flow creation technologies, providing services and solutions to increase industrial productivity, efficiency, and sustainability. We manufacture one of the broadest and most complete ranges of compressor, pump, vacuum and blower products in our markets, which, when combined with our global geographic footprint and application expertise, allows us to provide differentiated product and service offerings to our customers. Our products are sold under more than 80 market-leading brands, including Ingersoll Rand and Gardner Denver, which we believe are globally recognized in their respective end-markets and known for product quality, reliability, efficiency and superior customer service. We are driven by an entrepreneurial spirit and ownership mindset, dedicated to helping make life better for our employees, customers, the planet, and our shareholders.
These attributes, along with over 160 years of engineering heritage, generate strong brand loyalty for our products and foster long-standing customer relationships, resulting in leading market positions within each of our operating segments. We have sales in all major geographic markets and our diverse customer base utilizes our products across a wide array of end-markets, including life sciences, food and beverage production, clean energy, industrial manufacturing, infrastructure, water and wastewater treatment, and many others.
Our products and services are critical to the processes and systems in which they are utilized, which are often complex and the cost of failure or downtime is high. However, our products typically represent only a small portion of the costs of the overall systems or functions that they support. As a result, our customers place a high value on our application expertise, product reliability and the responsiveness of our service. To support our customers and market presence, we maintain significant global scale with over 60 key manufacturing facilities, and over 40 complementary service and repair centers across six continents and over 18,000 employees worldwide as of December 31, 2023.
The process-critical nature of our product applications, coupled with the standard wear and tear replacement cycles associated with the usage of our products, generates opportunities to support customers with our broad portfolio of aftermarket parts, consumables and services. Customers place a high value on minimizing any time their operations are offline, reducing their operating expenses, and improving the sustainability of their processes. As a result, the availability of replacement parts, consumables and our repair and support services are key components of our value proposition. Our large installed base of products provides a recurring revenue stream through our aftermarket parts, consumables and services offerings. As a result, our aftermarket revenue is significant, representing 35.8% of total Company revenue in 2023.
Our Segments
Industrial Technologies and Services
We design, manufacture, market and service a broad range of air and gas compression, vacuum and blower products, fluid transfer equipment, loading systems, power tools and lifting equipment, including associated aftermarket parts, consumables and services. We primarily sell under the Ingersoll Rand, Gardner Denver, Nash, CompAir, Elmo Rietschle, and over 30 other brands. Our customers deploy our products across a wide array of technologies and applications for use in diverse end-markets. Compressors are used to increase the pressure of air or gas, vacuum products are used to remove air or gas in order to reduce the pressure below atmospheric levels, and blower products are used to produce a high volume of air or gas at low pressure. Almost every manufacturing and industrial facility, and many service and process industry applications, use air compression, vacuum and blower products in a variety of process-critical applications such as the operation of pneumatic tools, pumps and motion control components, air and gas separation, vacuum packaging of food products and aeration of waste water, among others. Our liquid ring vacuum pumps and compressors are used in many power generation, mining, oil and gas refining and processing, chemical processing and general industrial applications including flare gas and vapor recovery, geothermal gas removal, vacuum de-aeration, water extraction in mining and paper and chlorine compression in petrochemical operations. Our engineered loading systems and fluid transfer equipment ensure the safe handling and transfer of crude oil, liquefied natural gas, compressed natural gas, chemicals, and bulk materials. Our power tools and lifting equipment portfolio includes electric and cordless fastening systems, pneumatic bolting tools, drilling and material removal tools, hoists, winches and ergonomic handling devices. Typical applications for these products include the precision fastening of bolted joints in the production, assembly and servicing of industrial machinery, on-highway and off-highway vehicles, aircraft, electronics and other equipment.
Our compression products cover the full range of technologies, including rotary screw, reciprocating piston, scroll, rotary vane and centrifugal compressors. Our vacuum products and blowers also cover the full technology spectrum; vacuum technologies include side channel, liquid ring, claw vacuum, screw, turbo and rotary vane vacuum pumps among others, while blower technologies include rotary lobe, screw, claw and vane, side channel and radial blowers. Our liquid ring vacuum pumps and compressors are highly-engineered products specifically designed for continuous duty in harsh environments to serve a wide range of applications, including oil and gas refining and processing, mining, chemical processing and industrial applications. In addition to our vacuum and blower technology, our engineered fluid loading and transfer equipment and systems ensure the safe and efficient transportation and transfer of petroleum products as well as certain other liquid commodity products in a wide range of industries.
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
Precision and Science Technologies
We design, manufacture and market a broad range of highly-specialized positive displacement pumps, fluid management systems, accessories and aftermarket parts that provide liquid and gas dosing, transfer, dispensing, compression, sampling, pressure management and flow control in specialized or critical applications. Our offerings cover a range of pump and flow control technology types. This includes diaphragm pumps, piston pumps, water-powered pumps, peristaltic pumps, gear pumps, vane pumps, progressive cavity pumps, syringe pumps, gas boosters, hydrogen compression systems, automated liquid handling systems, odorant injection systems, controls, software and other related components and accessories. These offerings are sold under brands that are highly recognized in their end markets including Air Dimensions, Albin, ARO, Dosatron, Haskel, Ingersoll Rand, LMI, Maximus, Milton Roy, MP, Oberdorfer, Seepex, Thomas, Welch, Williams, YZ and Zinsser Analytic. Our customer base is composed of a wide range of end users in markets including life sciences, industrial manufacturing, water and waste water, chemical processing, energy, food and beverage, agriculture and others. Our sales are realized primarily through a combination of independent specialty and national distributors and relationships directly with original equipment manufacturers (“OEM”), Engineering, Procurement and Construction (“EPC”) companies and end users.
Recent Developments
Recent Acquisitions
The Company continued its focus on generating inorganic growth through acquisitions that strengthen our position in core product categories and broaden our exposure to high-growth, sustainable end markets. We completed or announced the acquisition of several businesses during 2023, including the following:
•In January 2023, we completed the acquisition of SPX FLOW's Air Treatment business for cash consideration of $519.0 million. The Air Treatment business offerings include energy efficient compressed air dryers, filters and other consumables that are highly complementary to Ingersoll Rand's core compressor equipment.
•In August 2023, the Company completed the acquisition of Howden Roots LLC (“Roots”), for cash consideration of $292.5 million. Roots is a leading manufacturer of engineered rotary and centrifugal blowers with an iconic brand developed over more than 160 years.
Refer to Note 4 “Acquisitions” to our audited consolidated financial statements included elsewhere in this Form 10-K for further discussion of these acquisitions.
Capital Allocation
Share Repurchases
We repurchased $263.0 million of our common stock during the year ended December 31, 2023, including $249.6 million of repurchases under our share repurchase program.
Debt Repayments
During the year ended December 31, 2023, we had net repayments on long-term debt of $27.6 million. The net repayments included principal payments on our Dollar Term Loan B, mostly offset by proceeds from the issuance of Senior Notes.
Dividends on Common Stock
The Company paid cash dividends on our common stock of $32.4 million during the year ended December 31, 2023.
Cybersecurity Incident Status
On April 27, 2023, the Company detected a cybersecurity incident that disrupted several of our information technology systems. We immediately launched a thorough investigation with the assistance of external cybersecurity experts to assess and mitigate impacts of the incident. The Company proactively took immediate actions to maintain business continuity and to minimize disruption to operations and customers, including isolating systems and implementing workarounds. This incident did not have a material impact on the results of operations or cash flows from continuing operations for the year ended December 31, 2023, and we do not expect any material adverse impact to our results or cash flows in future periods. The Company is not aware of any confidential customer information having been exfiltrated. If the Company becomes aware of any such information having been exfiltrated, it will make appropriate notifications.
Our Industries and Products
Industrial Technologies and Services
Our Industrial Technologies and Services segment designs, manufactures, markets and services a broad range of air compression, vacuum and blower products across a wide array of technologies. Compression, vacuum and blower products are used in a wide spectrum of applications in nearly all manufacturing and industrial facilities and many service and process industries in a variety of end-markets, including clean energy, life sciences, food and beverage production, general manufacturing, infrastructure, and others.

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
Precision and Science Technologies
The Precision and Science Technologies segment designs, manufactures and markets a broad range of niche fluidics solutions for the life sciences, food and beverage, water and wastewater, general manufacturing, chemical processing, clean energy, and other end markets. Key technologies include positive displacement pumps, gas, liquid and precision syringe pumps, automated liquid handling systems and hydrogen refueling stations.

Positive Displacement (PD) Pumps
Positive displacement pumps are essential to highly specialized flow applications across many industries. We are a market leader in positive displacement, covering the main technology types including diaphragm, vane, piston, progressive cavity, peristaltic and gear. In the life sciences end-market, our gas and liquid pumps are used for a wide range of applications, such as aspirators, blood analyzers, compression therapy, dialysis machines, gas monitors, ventilators, and scientific instrumentation within in vitro diagnostics and R&D laboratories. In the water and environmental end-market, our pumps and related equipment are used for water treatment in municipal and industrial facilities such as in dosing and sludge transfer. In agriculture, our pumps are used for nutrient and medicine dosing to livestock, plants and medicinals. In the emerging market of hydrogen powered vehicles, we are a leader in refueling stations that utilize our unique heritage in industrial gas compression pumps. Finally in the general industrial end-market, our pumps and accessories serve a broad range of niche applications such as in the handling of abrasive or chemically active fluids as well as gases.
Controls and Software
Equipment controls and software are of increasing importance in our flow control applications for both the optimization of current systems as well as to enable the Industrial Internet of Things (“IIOT”) evolution. In the agriculture market, we sell controllers and software that monitor and control the main functions within livestock and greenhouse facility operations with the benefit of reducing cost and improving yield. In natural gas pipelines and distribution, we sell monitoring devices connected to cloud-based software for real time monitoring of odor injection pumping systems which enhances safety and reduces costs. Similarly, on our positive displacement progressive cavity sludge pumps, we sell monitoring devices and cloud-based software for real-time pump health and performance monitoring, which prevents costly downtime in water treatment plants as well as in industrial installations.
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
Competition
Industrial Technologies and Services
The industrial end-markets we serve are competitive, with an increasing focus on product quality, performance, energy efficiency, customer service and local presence. Although there are several large manufacturers of compression, vacuum and blower products, the marketplace for these products remains highly fragmented due to the wide variety of product technologies, applications and selling channels. Our principal competitors in sales of compression, vacuum and blower products include Atlas Copco, Flowserve, IDEX Corporation and Kaeser Compressors.
Precision and Science Technologies
Competition in the markets served by our Precision and Science Technologies segment is primarily based on product quality and performance, as most products must be qualified by the customer for a particular use. Further, there is an increasing demand for more efficient healthcare solutions, which is driving the adoption of premium and high performance systems. Our primary competitors include Dover, Graco, IDEX Corporation, KNF Neuberger, Netzsch, NOV, SPX Flow, Thermo Fisher Scientific, and Watson-Marlow, as well as other regional and local manufacturers.
Customers and Customer Service
We consider superior customer service to be one of our primary pillars of future success and view it as being built upon a foundation of critical application expertise, an industry leading range of compressor, pump, vacuum and blower products, a global manufacturing and sales presence and a long-standing reputation for quality and reliability. Intense customer focus is at the center of our vision of becoming the industry’s first choice for innovative and application-critical flow creation equipment, services and solutions. We strive to collaborate with our customers and become an essential part of their engineering process by drawing on our deep industry and application engineering experience to develop best-in-class products that are critical to the processes and systems in which they operate.
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
In addition to our direct sales force, we are committed to developing and supporting our global network of distributors and representatives who provide a competitive advantage in the markets and industries we serve. These distributors maintain an inventory of complete units and parts and provide aftermarket services to end-users. While most distributors provide a broad range of products from different suppliers, we view our distributors as exclusive at the product category level (e.g. compressor, vacuum and blower). For example, a distributor may exclusively carry our compressor technologies, and also source additional components of the broader industrial system in which those products operate from other suppliers. Our service personnel and product engineers provide the distributors’ service representatives with technical assistance and field training, particularly with respect to installation and repair of equipment. We also provide our distributors with sales and product literature, advertising and sales promotions, order-entry and tracking systems and an annual restocking program. Furthermore, we participate in major trade shows and directly market our offerings to generate sales leads and support the distributors’ sales personnel.
Our customer base is diverse, and we did not have any customer that individually provided more than 10% of 2023 consolidated revenues.
Patents, Tradenames, and Other Intellectual Property
We rely on a combination of intellectual property rights, including patents, tradenames, copyrights, trade secrets and contractual provisions to protect our intellectual property. While in the aggregate our more than 1,800 patents and our tradenames are of considerable importance to the manufacture and marketing of many of our products, we believe that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees than on any individual patent or tradename, and therefore we do not consider any single patent or tradename, group of patents or tradenames, copyright or trade secret to be material to our business as a whole, except for the Ingersoll Rand and Gardner Denver tradenames. We have registered our tradenames in the countries we deem necessary or in our best interest. We also rely upon trade secret protection for our confidential and proprietary information and techniques, and we routinely enter into confidentiality agreements with our employees as well as our suppliers and other third parties receiving such information.
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
Human Capital Management
Amidst the metrics and milestones, our people play an important role in Ingersoll Rand’s success. We aim to develop the talent of our people within a diverse and inclusive environment where we can empower them to be their best. As of December 31, 2023, we had over 18,000 employees, with approximately 6,200 of them working in the United States. Works councils and collective bargaining units represent a significant number of employees outside the United States, while approximately 390 employees in the United States are represented by labor unions. We believe that we maintain satisfactory relations with our employees.
To ensure the effectiveness of our human capital management practices, we evaluate various metrics, including voluntary turnover and engagement. In 2023, the voluntary turnover rate was 12.2% and 8.7% for hourly and salaried employees, respectively. In 2022, the voluntary turnover rate was 13.0% and 10.2% for hourly and salaried employees, respectively.

We highlight employee development and engagement as a standard part of our employee experience. We conduct strategic talent reviews and succession planning annually across our businesses to ensure our employees are well-equipped to face future challenges. We also encourage various backgrounds to help employees broaden their understanding and increase their perspective. Our performance management and development planning processes reinforce the importance of continuous improvement over time.
The process begins in January with setting aligned objectives and areas of development. It is then reviewed formally at mid-year and year-end. We track the completion of each phase through our human resources system to ensure that each employee discusses performance and professional development with their respective manager. Per our competencies, we evaluate performance in terms of what is accomplished through metric achievement and how employees execute.
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
Diversity, Equity, and Inclusion
Ingersoll Rand’s Diversity, Equity, and Inclusion (“DEI”) commitment for our employees, partners and communities continues to be our focus with a clear vision, measurable goals and specific levers to set the direction of our efforts:
•To be a DEI leader within our industry that mirrors the communities and customers we serve. We will leverage diversity, equity and inclusion to exceed our business goals, attract and retain the best talent, and address today’s global challenges.
•To connect to our value of fostering inspired teams, we cultivate diversity, promote equity and pursue a more inclusive culture that strengthens the sense of belonging for all. We expect individuals to uphold these aspirations with humility, integrity, and respect.
At Ingersoll Rand, we are steadfast in our commitment to DEI, and we understand that achieving our objectives requires a continuous focus on talent attraction, retention and engagement and development and advancement. By prioritizing these areas, we are confident in our ability to further advance our DEI commitment and cultivate a workforce that is not only highly skilled but also reflects the rich diversity of our global community.
To solidify a successful execution of our strategy, we established a roadmap prioritizing initiatives through 2025 using our IRX process to build global accountability and timely execution.
In terms of representation, we have two focus areas to strengthen our diversity efforts: (1) individuals in leadership from underrepresented populations in the United States and (2) women in leadership globally. Our current employee base consists of 12.9% underrepresented talent in leadership positions in the U.S. with a 2025 target to increase to 15%. Globally, women in leadership represent 20.1% of our employees, moving towards our stated goal of 21.6% by 2025.
We strive to achieve long-term success by attracting and retaining top-quality, diverse talent, and creating an environment that allows people to reach their full potential. Development, informal learning experiences and formal leadership programs are integral to this process. Our Women’s Leadership Development Program (“WLDP”) is a program that includes a variety of resources, tools and learning opportunities specifically designed to provide high-performing, talented women across the company with the development and mentorship opportunities necessary to grow their careers at the company. In the two years since its inception, the WLDP has graduated around 100 women from three cohorts from around the world with a 30% promotion rate. Our focus on attracting and retaining an increasing number of women and underrepresented talent in leadership and professional roles is consistent with our work to build a culture of inclusion that is respectful at its core. With the success of our WLDP, we plan to launch a similar program for our underrepresented high-potential talent in 2024.
To increase diverse representation in our global workforce, we are intentional with in the steps we take to attract, interview, and hire candidates from diverse backgrounds. We partner with universities, key industry and professional organizations to recruit early and mid-level talent, including Disability IN, Society of Hispanic Professional Engineer, and Women in Manufacturing.

Talent Development and Employee Engagement
Employee development is of utmost importance at Ingersoll Rand. We are dedicated to empowering our team members to reach their full potential by investing in their growth. We provide many development opportunities for early career employees, including global internships, engineering co-ops, and engineering, marketing, and manufacturing career programs.
We continuously strive to enhance our workforce's technical, professional, and leadership capabilities at every level. Our leadership development programs are designed to promote inclusion as a core development principle and a professional skill. We offer skill-based programs to upskill our manufacturing employees to meet the industry's ever-changing demands. We successfully delivered an executive-level program called “Lead Like an Owner” to establish the standard of leadership and build succession at the top of the organization. Additionally, the region introduced several new manager programs to ensure that those new to managing people have the necessary skills and capabilities to succeed. We have customized our recruiting campaigns and on-site benefits in India to attract female employees. To support the development of our employees, we have various resources and programs in place to facilitate their growth and progress. Our offerings align with our values and strategies, reflected in our competencies. We offer instructor-led and online learning content globally. Internal experts provide mentoring programs.
We made significant progress in our employee engagement efforts this year. In August 2023, our Connections Engagement survey achieved an 89% participation rate, resulting in an engagement score of 81. Despite the overall market trend showing a decline in employee engagement in 2023, we maintained our engagement levels throughout the year. Our survey questions scored above the manufacturing benchmark collected by our engagement survey partner, with our essential employee satisfaction measure ranking in the top 10% of manufacturing organizations.
One key aspect of our engagement strategy is making all employees actual company owners. We ensure that all new or acquired employees, like our existing employees, are eligible to receive a restricted stock unit award after one year. This, along with our solid strategy, strong values, and clear expectations, has given us strong engagement and a competitive edge. Our efforts have enabled us to create a strong culture across the globe and achieve recognition and awards, such as winning Great Place to Work in several Latin American countries.
Through our Human Capital Management activities, we reflect our value of “We foster inspired teams.” We nurture and celebrate a culture that embraces diverse points of view, backgrounds, and experiences. We are committed to equity in how people are treated and the opportunities available. We know that a workplace cultivating a sense of inclusion, belonging, and respect will develop the most talented and capable employees.
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
Our business is highly dependent on financial, accounting and other data-processing systems and other communications and information systems, including our enterprise resource planning tools. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. If any of these systems fail, whether caused by fire, other natural disaster, power or telecommunications failure, acts of cyber terrorism, war, ransomware or otherwise, or they do not function correctly, we could suffer financial loss, business disruption, liability to our customers, regulatory intervention or damage to our reputation. If our systems are unable to accommodate an increasing volume of transactions, our ability to grow could be limited. Although we have backup systems, procedures and capabilities in place, they may also fail or be inadequate. Further, to the extent that we may have customer information in our databases or access to customer systems through connected devices, any unauthorized disclosure of, or access to, such information, databases or systems could result in an adverse impact to us or our customer including claims under data protection laws and regulations. If any of these risks materialize, our reputation and our ability to conduct our business may be materially adversely affected.
More than half of our sales and operations are in non-U.S. jurisdictions and we are subject to the economic, political, regulatory and other risks of international operations.
For the year ended December 31, 2023, 58% of our revenues were from customers in countries outside of the United States. We have manufacturing facilities in Germany, the United Kingdom, China, Italy, India and other countries. We intend to continue to expand our international operations to the extent that suitable opportunities become available. Non-U.S. operations and United States export sales could be adversely affected as a result of: political or economic instability in certain countries; differences in foreign laws, including increased difficulties in protecting intellectual property and uncertainty in enforcement of contract rights; credit risks; currency fluctuations, in particular, changes in currency exchange rates between the U.S. dollar, Euro, British Pound and the Chinese Renminbi; exchange controls; changes in and uncertainties with respect to tariffs and import/export trade restrictions (including changes in United States trade policy toward other countries, such as the imposition of tariffs and the resulting consequences), as well as other changes in political policy in the United States, China, the U.K. and certain European countries (including the impacts of the U.K.’s withdrawal from the European Union); royalty and tax increases; nationalization of private enterprises, especially in China where we have material operations, supply chain dependencies and hold material cash balances; civil unrest and protests, strikes, acts of terrorism, war or other armed conflict (including the Russia-Ukraine war and the Israel-Hamas conflict); shipping products during times of crisis or war; and other factors inherent in foreign operations.
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
A natural disaster, catastrophe, pandemic, geopolitical tensions or other event could adversely affect our operations.
Some of our operations involve risks of, among other things, property damage, which could curtail our operations. For example, if one or more of our manufacturing facilities are damaged by severe weather or any other disaster, accident, catastrophe or event, our operations could be significantly interrupted impacting our ability to produce products and sell products to customers. These interruptions might involve significant damage to, among other things, property, and repairs might take from a week or less for a minor incident to many months for a major interruption. In addition, disruptions in our supply chain due to natural disasters (including but not limited to those as a result of climate change), catastrophes, pandemics (such as COVID-19) or other events could reduce our ability to produce products and satisfy customer demand. Similar interruptions could result from damage to production or other facilities that provide supplies or other raw materials to our plants. Interruptions to our operations and supply chain could also result from pandemic which could adversely impact our workforce or that of our suppliers, causing disruption to the manufacturing process or our supply chain, and last a week or months depending on the severity of the disruption.
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
Shareholder, customer and regulatory agency emphasis on environmental, social, and governance responsibility may impose additional costs on us or expose us to new risks.
Our shareholders, customers and employees continue to expect a more proactive response to environmental, social, and governance (“ESG”) matters. Regulatory agencies may determine that we are not in compliance with environmental laws or regulations. We may incur increased costs and may be exposed to new risks responding to these higher expectations and requirements. The Company has emphasized its commitment to making a positive impact on our shared planet with the announcement of environmental goals with respect to greenhouse gas emissions, renewable energy, water usage and landfill waste. We may face reputational challenges in the event that we are unable to achieve these goals or our ESG standards do not meet those set by certain constituencies. These reputational challenges could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Acquisitions, including integrating such acquisitions, and dispositions create certain risks and may affect our operating results.
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
We conduct our business in many different currencies. A significant portion of our revenue, 55% for the year ended December 31, 2023, is denominated in currencies other than the U.S. dollar. Accordingly, currency exchange rates, and in particular unfavorable movement in the exchange rates between U.S. dollars and Euros, British Pounds and Chinese Renminbi, affect our operating results. The effects of exchange rate fluctuations on our future operating results are unpredictable because of the number of currencies in which we do business and the potential volatility of exchange rates. We are also subject to the risks of currency controls and devaluations. Although historically not significant, if currency controls were enacted in countries where the Company generates significant cash balances, these controls may limit our ability to convert currencies into U.S. dollars or other currencies, as needed, or to pay dividends or make other payments from funds held by subsidiaries in the countries imposing such controls, which could adversely affect our liquidity. Currency devaluations could also negatively affect our operating margins and cash flows.
If we are unable to develop new products and technologies, our competitive position may be impaired, which could materially and adversely affect our sales and market share.
The markets in which we operate are characterized by changing technologies and introductions of new products and services. Our ability to develop new products based on technological innovation, including those that incorporate artificial intelligence or drive sustainability, energy reduction and the reduction and/or recycling of water in our customers’ processes, can affect our competitive position and often requires the investment of significant resources. Difficulties or delays in research, development or production of new products and technologies, or failure to gain market acceptance of new products and technologies, may significantly reduce future revenues and materially and adversely affect our competitive position. We may not have sufficient resources to continue to make the investment required to maintain or increase our market share or that our investments will be successful. If we do not compete successfully, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Our business could suffer if we experience employee work stoppages, union and work council campaigns or other labor difficulties.
As of December 31, 2023, we had over 18,000 employees of which approximately 6,200 were located in the United States. Of those employees located outside of the United States, a significant portion are represented by works councils and labor unions, and of those employees located in the United States, approximately 390 are represented by labor unions. Although we believe that our relations with employees are satisfactory and have not experienced any material work stoppages, work stoppages have occurred, and may in the future occur, and we may not be successful in negotiating new collective bargaining agreements. In addition, negotiations with our union employees may (1) result in significant increases in our cost of labor, (2) divert management’s attention away from operating our business or (3) break down and result in the disruption of our operations. The occurrence of any of the preceding conditions could impair our ability to manufacture our products and result in increased costs and/or decreased operating results.
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
The Organization for Economic Co-operation and Development (“OECD”) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. We do not expect Pillar 2 to have a material impact but we continue to monitor the tax law changes surrounding Pillar 2.
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
Further, the specific future impacts of the Tax Act and Pillar 2 on holders of our common shares are uncertain and could in certain instances be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.
Our success depends on our ability to attract, retain and develop key personnel and other talent throughout the Company.
Our future success depends on the skills, experience and efforts of our executive management and other key personnel and their ability to provide us with uninterrupted leadership and direction. The failure to retain our executive officers and other key personnel or a failure to provide adequate succession plans could have an adverse impact. Our future success also depends on our ability to attract, retain and develop qualified personnel at all levels of the organization, including skilled labor. The availability of skilled labor needed for the design and production of our products and delivery of services is limited in a number of locations in which we operate, and the competition for talent is robust. A failure to attract, retain and develop new qualified personnel throughout the organization could have an adverse effect on our operations and implementation of our strategic plan.
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
We continually seek ways to simplify or improve processes, eliminate excess capacity and reduce costs in all areas of our operations, which from time to time includes restructuring activities. We have implemented significant restructuring activities across our global manufacturing, sales and distribution footprint, which include workforce reductions and facility consolidations. We incurred restructuring charges of $19.9 million and $29.3 million in the years ended December 31, 2023 and

2022, respectively. Costs of future initiatives may be material and the savings associated with them are subject to a variety of risks, including our inability to effectively eliminate duplicative back office overhead and overlapping sales personnel, rationalize manufacturing capacity, synchronize information technology systems, consolidate warehousing and distribution facilities and shift production to more economical facilities. As a result, the contemplated costs to effect these initiatives may materially exceed estimates. The initiatives we are contemplating may require consultation with various employees, labor representatives or regulators, and such consultations may influence the timing, costs and extent of expected savings and may result in the loss of skilled employees in connection with the initiatives.
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
We have substantial goodwill as a result of past acquisitions. As of December 31, 2023, the net carrying value of goodwill and other intangible assets, net represented $10.2 billion, or 66%, of our total assets. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Impairments, if any, could have a material adverse effect to our consolidated financial position or results of operations. See Note 9 “Goodwill and Other Intangible Assets” to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information related to impairment testing for goodwill and other intangible assets and the associated charges taken.
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
We have both funded and unfunded pension and other postretirement benefit plans worldwide. As of December 31, 2023, our projected benefit obligations under our pension and other postretirement benefit plans exceeded the fair value of plan assets by $150.8 million (“unfunded status”). Estimates for the amount and timing of the future funding obligations of these benefit plans are based on various assumptions. These assumptions include discount rates, rates of compensation increases, expected long-term rates of return on plan assets and expected healthcare cost trend rates. If our assumptions prove incorrect, our funding obligations may increase, which may have a material adverse effect on our financial results.

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
We have a significant amount of indebtedness. As of December 31, 2023, we had total indebtedness of $2,723.6 million, and we had availability under the Revolving Credit Facility of $2,000 million. Our level of debt could have adverse consequences, including: making it more difficult for us to satisfy our obligations with respect to our debt; limiting our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions, or other general corporate requirements; requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions and other general corporate purposes; increasing our vulnerability to adverse changes in general economic, industry and competitive conditions; exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Senior Secured Credit Facilities, are at variable rates of interest; limiting our flexibility in planning for and reacting to changes in the industries in which we compete; placing us at a disadvantage compared to other, less leveraged competitors; increasing our cost of borrowing; and hampering our ability to execute on our growth strategy. For a complete description of the Company’s credit facilities and Senior Notes and definitions of capitalized terms used in this section, see Note 11 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K.
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

The terms of the credit agreement governing the Senior Secured Credit Facilities (as amended, the "Credit Agreement") may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
The Company has implemented controls based on the National Institute of Standards and Technology Cybersecurity Framework (the “NIST CSF”) and the Sarbanes-Oxley Act of 2002. Our Information Technology organization is led by the Chief Information Officer (“CIO”) who is responsible for cybersecurity risk management. The Audit Committee is tasked with oversight of our overall enterprise risk management program, including cybersecurity, and receives recurring cybersecurity updates throughout the year with one full cybersecurity report to the Board of Directors. Directors with experience in cybersecurity and technology play crucial oversight roles for our digital and cybersecurity strategies.
Our cybersecurity program is overseen by the Company’s Chief Information Security Officer (“CISO”) and is designed to protect and preserve the confidentiality, integrity and availability of our information technology assets. Risks and controls are monitored by the CISO and CIO and their evaluation of our overall program drives the nature and scope of our cybersecurity investments. Our CISO reports directly to the CIO and has 20 years of IT experience including leadership roles at various companies with enterprise responsibility for IT audit, IT infrastructure, and cybersecurity. The CISO reports to the Audit Committee on the effectiveness of the Company’s cybersecurity program controls aligned to the NIST CSF framework. We periodically engage external subject matter experts who provide independent qualitative and quantitative assessments of the cybersecurity program maturity and response readiness. We also use processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party technology and systems. In addition, the Company leverages a monthly cybersecurity awareness training program for all employees that is further reinforced through frequent phishing simulations.
Quarterly updates are provided by the CISO to the Cybersecurity Governance Committee comprised of cross functional senior management regarding the effectiveness of cybersecurity program and its ability to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our Cybersecurity Governance Committee is responsible for monitoring and coordinating enterprise cybersecurity policy and strategy, and for providing guidance to key management and oversight bodies. Our cybersecurity program includes a risk-based incident response plan that provides a documented framework for handling incidents including coordination across multiple parts of the Company.
For a discussion of the risks and uncertainties that cybersecurity incidents may have on us, see “Risk Factors: Information systems failure or disruption, due to cyber terrorism or other actions, may adversely impact our business and result in financial loss to the Company or liability to our customers” in this Form 10-K.
ITEM 2. PROPERTIES
Our corporate headquarters is a leased facility located at 525 Harbour Place Drive, Davidson, North Carolina 28036. The number of significant properties used by each of our segments is summarized by segment, type and geographic location in the tables below.

	Type of Significant Property
	Manufacturing	Sales, Service and Warehouse	Total
Industrial Technologies and Services
Americas	17	43	60
EMEIA(1)	24	13	37
APAC(2)	8	6	14
Industrial Technologies and Services Total	49	62	111

Precision and Science Technologies
Americas	7	5	12
EMEIA(1)	8	1	9
APAC(2)	3	1	4
Precision and Science Technologies Total	18	7	25

Total (All Segments)
Americas	24	48	72
EMEIA(1)	32	14	46
APAC(2)	11	7	18
Company Total	67	69	136
(1)Europe, Middle East, India and Africa (“EMEIA”)
(2)Asia Pacific (“APAC”)

Of the 136 significant properties included in the above table, 84 of the properties are leased and 52 of the properties are owned. We believe that our properties, taken as a whole, are in good operating condition and are suitable for our business operations.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Stock, $0.01 par value per share, trades on the New York Stock Exchange (“NYSE”) under the symbol “IR.” As of January 31, 2024, there were 2,293 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers, and other financial institutions.
Dividend Policy
We declared and paid dividends of $0.08 per share to the holders of our common stock in the years ended December 31, 2023 and 2022. Any future dividends will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions contained in current or future financing instruments and other factors that our board of directors deem relevant.
Company Purchases
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended December 31, 2023.

2023 Fourth Quarter Months	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1, 2023 - October 31, 2023	—	$—	—	$373,033,155
November 1, 2023 - November 30, 2023	1,291,969	$68.79	1,291,969	$271,179,630
December 1, 2023 - December 31, 2023	575,725	$71.49	575,725	$243,033,169
	1,867,694		1,867,694
(1)Typically includes shares of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of certain restricted stock units. There were no such shares surrendered during the quarter ended December 31, 2023.
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
Executive Overview
Our Company
Ingersoll Rand is a global market leader with a broad range of innovative and mission-critical air, fluid, clean energy and medical technologies, providing services and solutions to increase industrial productivity and efficiency. We manufacture one of the broadest and most complete ranges of compressor, pump, vacuum and blower products in our markets, which, when combined with our global geographic footprint and application expertise, allows us to provide differentiated product and service offerings to our customers. Our products are sold under a collection of premier, market-leading brands, including Ingersoll Rand, Gardner Denver, Nash, CompAir, Thomas, Milton Roy, Seepex, Elmo Rietschle, ARO, Robuschi, Emco Wheaton and Runtech Systems, which we believe are globally recognized in their respective end-markets and known for product quality, reliability, efficiency and superior customer service.

These attributes, along with over 160 years of engineering heritage, generate strong brand loyalty for our products and foster long-standing customer relationships, which we believe have resulted in leading market positions within each of our operating segments. We have sales in all major geographic markets and our diverse customer base utilizes our products across a wide array of end-markets that have favorable near- and long-term growth prospects, including industrial manufacturing, clean energy, transportation, medical and laboratory sciences, food and beverage packaging and chemical processing.
Our products and services are critical to the processes and systems in which they are utilized, which are often complex and function in harsh conditions where the cost of failure or downtime is high. However, our products and services typically represent only a small portion of the costs of the overall systems or functions that they support. As a result, our customers place a high value on our application expertise, product reliability and the responsiveness of our service. To support our customers and market presence, we maintain significant global scale with over 60 key manufacturing facilities, and over 40 complementary service and repair centers across six continents and over 18,000 employees worldwide as of December 31, 2023.
The process-critical nature of our product applications, coupled with the standard wear and tear replacement cycles associated with the usage of our products, generates opportunities to support customers with our broad portfolio of aftermarket parts, consumables and services. Customers place a high value on minimizing any time their operations are offline. As a result, the availability of replacement parts, consumables and our repair and support services are key components of our value proposition. Our large installed base of products provides a recurring revenue stream through our aftermarket parts, consumables and services offerings. As a result, our aftermarket revenue is significant, representing 35.8% of total Company revenue in 2023.
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
Amortization of Intangible Assets
Amortization of intangible assets includes the periodic amortization of intangible assets, including customer relationships, tradenames, developed technology, backlog and internal-use software.

Other Operating Expense, Net
Other operating expense, net includes foreign currency transaction gains and losses, net, restructuring charges, acquisition and other transaction related expenses and non-cash charges, losses and gains on asset disposals and other miscellaneous operating expenses.
Provision (Benefit) for Income Taxes
The provision or benefit for income taxes includes U.S. federal, state and local income taxes and all non-U.S. income taxes. We are subject to income tax in 49 jurisdictions outside of the United States. Because we conduct operations on a global basis, our effective tax rate depends, and will continue to depend, on the geographic distribution of our pre-tax earnings among several different taxing jurisdictions. Our effective tax rate can also vary based on changes in the tax rates of the different jurisdictions, the availability of tax credits and non-deductible items.
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
Foreign Currency Fluctuations
A significant portion of our revenues, 55% for the year ended December 31, 2023, was denominated in currencies other than the U.S. dollar. Because much of our manufacturing facilities and labor force costs are outside of the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.
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
This section discusses our results of continuing operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022. For a discussion and analysis of the year ended December 31, 2022, compared to the same in 2021, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 21, 2023.

Consolidated Results of Operations for the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022
Consolidated Statements of Operations
Revenues	$6,876.1	$5,916.3
Cost of sales	3,993.9	3,590.7
Gross Profit	2,882.2	2,325.6
Selling and administrative expenses	1,272.7	1,095.8
Amortization of intangible assets	367.5	347.6
Other operating expense, net	77.7	64.9
Operating Income	1,164.3	817.3
Interest expense	156.7	103.2
Loss on extinguishment of debt	13.5	1.1
Other income, net	(37.0)	(29.2)
Income Before Income Taxes	1,031.1	742.2
Provision for income taxes	240.0	149.6
Income (loss) on equity method investments	(6.0)	0.7
Income from Continuing Operations	785.1	593.3
Income from discontinued operations, net of tax	—	15.2
Net Income	785.1	608.5
Less: Net income attributable to noncontrolling interests	6.4	3.8
Net Income Attributable to Ingersoll Rand Inc.	$778.7	$604.7

Percentage of Revenues
Gross profit	41.9%	39.3%
Selling and administrative expenses	18.5%	18.5%
Operating income	16.9%	13.8%
Income from continuing operations	11.4%	10.0%
Adjusted EBITDA(1)	26.0%	24.3%

Other Financial Data
Adjusted EBITDA(1)	$1,786.8	$1,434.8
Adjusted net income(1)	1,215.8	971.7
Cash flows - operating activities	1,377.4	865.4
Cash flows - investing activities	(1,060.5)	(337.3)
Cash flows - financing activities	(337.5)	(954.0)
Free cash flow(1)	1,272.0	770.8
(1)See “Non-GAAP Financial Measures” below for a reconciliation to the most directly comparable GAAP measure.
Revenues
Revenues for 2023 were $6,876.1 million, an increase of $959.8 million, or 16.2%, compared to $5,916.3 million in 2022. The increase in revenues was primarily due to higher pricing of $397.0 million, acquisitions of $375.1 million, and higher organic volumes of $213.3 million, partially offset by unfavorable impact of foreign currencies of $25.6 million. The percentage of consolidated revenues derived from aftermarket parts and services was 35.8% in 2023 compared to 35.2% in 2022.
Gross Profit
Gross profit in 2023 was $2,882.2 million, an increase of $556.6 million, or 23.9%, compared to $2,325.6 million in 2022, and as a percentage of revenues was 41.9% in 2023 and 39.3% in 2022. The increase in gross profit is primarily due to higher pricing, acquisitions, and higher organic volumes discussed above. The increase in gross profit as a percentage of revenues is primarily due to the benefits of pricing changes in excess of inflation in material and labor costs.

Selling and Administrative Expenses
Selling and administrative expenses were $1,272.7 million in 2023, an increase of $176.9 million, or 16.1%, compared to $1,095.8 million in 2022. The increase in selling and administrative expenses was mainly from businesses acquired in the second half of 2022 and in 2023, as well as higher incentive compensation expense. Selling and administrative expenses as a percentage of revenues was 18.5% in both 2023 and 2022.
Amortization of Intangible Assets
Amortization of intangible assets was $367.5 million in 2023, an increase of $19.9 million compared to $347.6 million in 2022. The increase was primarily attributable to amortization of intangible assets recognized for acquisitions completed in 2023, most notably the Air Treatment and Roots acquisitions.
Other Operating Expense, Net
Other operating expense, net was $77.7 million in 2023, an increase of $12.8 million compared to $64.9 million in 2022. The increase was primarily due to higher acquisition and other transaction related expenses of $13.5 million and higher foreign currency transaction losses, net of $11.0 million, partially offset by lower restructuring charges of $9.4 million.
Interest Expense
Interest expense was $156.7 million in 2023, an increase of $53.5 million, compared to $103.2 million in 2022. The increase was primarily due to an increase in the weighted-average interest rate of variable rate indebtedness, partially offset by the interest rate derivative contracts discussed in Note 19 “Hedging Activities, Derivative Instruments and Credit Risk” to our consolidated financial statements included elsewhere in this Form 10-K. The weighted average interest rate, including the impact of the interest rate derivative contracts, was approximately 5.3% in 2023 and 3.2% in 2022.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $13.5 million in 2023, which was primarily related to the partial payoff of the Dollar Term Loan B. Loss on extinguishment of debt was $1.1 million in 2022, which was related to the payoff of the Euro Term Loan. See Note 11 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K for further details.
Other Income, Net
Other income, net, was $37.0 million in 2023, an increase of $7.8 million compared to $29.2 million in 2022. The increase was primarily due to an increase in interest income from holdings of cash and cash equivalents.
Provision (Benefit) for Income Taxes
The provision for income taxes was $240.0 million resulting in a 23.3% effective tax rate in 2023 compared to a provision for income taxes of $149.6 million resulting in a 20.2% effective tax provision rate in 2022. The increase in the tax provision and the change in the effective tax rate is primarily due to an increase in the pre-tax book income in jurisdictions with higher effective tax rates combined with lower earnings in jurisdictions with lower tax rates. In addition, there was an increase in valuation allowance against interest carried forward and a change in tax law guidance causing additional increases in tax cost.
Net Income
Net income was $785.1 million in 2023, an increase of $176.6 million compared to $608.5 million in 2022. The increase in net income was primarily due to higher gross profit on increased revenues, partially offset by higher selling and administrative expenses, higher provision for income taxes, and higher interest expense.
Adjusted EBITDA
Adjusted EBITDA increased $352.0 million to $1,786.8 million in 2023 compared to $1,434.8 million in 2022. Adjusted EBITDA as a percentage of revenues increased 170 basis points to 26.0% in 2023 from 24.3% in 2022. The increase in Adjusted EBITDA was primarily due to higher pricing of $397.0 million and higher organic sales volume of $79.3 million, partially offset by higher selling and administrative costs of $115.3 million, unfavorable cost inflation and product mix of $88.5 million, and the unfavorable impact of foreign currencies of $9.4 million. The increase in Adjusted EBITDA as a percentage of revenues is primarily attributable to higher pricing and volume, partially offset by unfavorable cost inflation and product mix.

Adjusted Net Income
Adjusted Net Income increased $244.1 million to $1,215.8 million in 2023 compared to $971.7 million in 2022. The increase was primarily due to increased Adjusted EBITDA, partially offset by higher income tax provision, as adjusted and higher interest expense.
Non-GAAP Financial Measures
Set forth below are reconciliations of Net Income to Adjusted EBITDA and Adjusted Net Income and Cash flows from operating activities to Free Cash Flow. For additional information regarding Adjusted EBITDA and Adjusted Net Income, see “How We Assess the Performance of Our Business” above.

	Year Ended December 31,
	2023	2022
Net Income	$785.1	$608.5
Less: Income from discontinued operations	—	0.5
Less: Income tax benefit from discontinued operations	—	14.7
Income from continuing operations, net of tax	785.1	593.3
Plus:
Interest expense	156.7	103.2
Provision for income taxes	240.0	149.6
Depreciation expense(a)	87.9	81.8
Amortization expense(b)	367.5	347.6
Restructuring and related business transformation costs(c)	22.9	32.3
Acquisition related expenses and non-cash charges(d)	63.9	40.7
Stock-based compensation(e)	51.9	85.6
Foreign currency transaction losses (gains), net	5.1	(5.9)
Loss (income) on equity method investments	6.0	(0.7)
Loss on extinguishment of debt	13.5	1.1
Adjustments to LIFO inventories	12.0	36.1
Cybersecurity incident costs	2.3	—
Gain on settlement of post-acquisition contingencies	—	(6.2)
Other adjustments(f)	(28.0)	(23.7)
Adjusted EBITDA	$1,786.8	$1,434.8
Minus:
Interest expense	$156.7	$103.2
Income tax provision, as adjusted(g)	345.2	267.3
Depreciation expense	87.9	81.8
Amortization of non-acquisition related intangible assets	10.0	18.8
Interest income on cash and cash equivalents	(28.8)	(8.0)
Adjusted Net Income	$1,215.8	$971.7

Free Cash Flow from Continuing Operations:
Cash flows from operating activities from continuing operations	$1,377.4	$865.4
Minus:
Capital expenditures	105.4	94.6
Free Cash Flow from Continuing Operations	$1,272.0	$770.8
(a)Depreciation expense excludes $3.7 million and $3.4 million of depreciation of rental equipment for the years ended December 31, 2023 and 2022, respectively.

(b)Represents $357.5 million and $328.8 million of amortization of intangible assets arising from acquisitions (customer relationships, technology, tradenames and backlog) and $10.0 million and $18.8 million of amortization of non-acquisition related intangible assets, in each case for the years ended December 31, 2023 and 2022, respectively.
(c)Restructuring and related business transformation costs consisted of the following.

	Year Ended December 31,
	2023	2022
Restructuring charges	$19.9	$29.3
Facility reorganization, relocation and other costs	3.0	3.0
Total restructuring and related business transformation costs	$22.9	$32.3
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
The income tax provision, as adjusted for each of the periods presented below consists of the following.

	Year Ended December 31,
	2023	2022
Provision (benefit) for income taxes	$240.0	$149.6
Tax impact of pre-tax income adjustments	111.1	107.3
Discrete tax items	(5.9)	10.4
Income tax provision, as adjusted	$345.2	$267.3
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
Segment Results for Years Ended December 31, 2023 and 2022
The following tables display Segment Orders, Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments.

Industrial Technologies and Services Segment Results

	Years Ended December 31,		Percent Change
	2023	2022	2023 vs. 2022
Segment Orders	$5,618.9	$5,120.1	9.7%
Segment Revenues	$5,632.8	$4,705.1	19.7%
Segment Adjusted EBITDA	$1,587.3	$1,214.0	30.7%
Segment Adjusted EBITDA Margin	28.2%	25.8%	240 bps
2023 vs. 2022
Segment Orders for 2023 were $5,618.9 million, an increase of $498.8 million, or 9.7%, compared to $5,120.1 million in 2022. The increase in Segment Orders was primarily due to acquisitions of $363.6 million or 7.1% and organic growth of $171.3 million or 3.3%, partially offset by the unfavorable impact of foreign currencies of $36.1 million or 0.7%.
Segment Revenues for 2023 were $5,632.8 million, an increase of $927.7 million, or 19.7%, compared to $4,705.1 million in 2022. The increase in Segment Revenues was primarily due to acquisitions of $355.3 million or 7.6%, higher pricing of $309.3 million or 6.6%, and higher organic sales volumes of $287.7 million or 6.1%, partially offset by the unfavorable impact of foreign currencies of $24.6 million or 0.5%. The percentage of Segment Revenues derived from aftermarket parts and service was 39.2% in 2023 compared to 39.4% in 2022.
Segment Adjusted EBITDA in 2023 was $1,587.3 million, an increase of $373.3 million, or 30.7%, from $1,214.0 million in 2022. Segment Adjusted EBITDA Margin increased 240 bps to 28.2% from 25.8% in 2022. The increase in Segment Adjusted EBITDA was primarily due to higher pricing of $309.3 million or 25.5%, higher organic sales volumes of $112.6 million or 9.3%, and acquisitions of $78.6 million or 6.5%, partially offset by higher selling and administrative expenses of $61.6 million or 5.1%, unfavorable cost inflation and product mix of $57.2 million or 4.7%, and the unfavorable impact of foreign currencies of $7.9 million or 0.7%.
Precision and Science Technologies Segment Results

	Years Ended December 31,		Percent Change
	2023	2022	2023 vs. 2022
Segment Orders	$1,203.5	$1,247.5	(3.5)%
Segment Revenues	$1,243.3	$1,211.2	2.7%
Segment Adjusted EBITDA	$372.8	$347.5	7.3%
Segment Adjusted EBITDA Margin	30.0%	28.7%	130 bps
2023 vs. 2022
Segment Orders for 2023 were $1,203.5 million, a decrease of $44.0 million, or 3.5%, compared to $1,247.5 in 2022. The decrease in Segment Orders was primarily due to lower organic orders of $61.2 million or 4.9% and the unfavorable impact of foreign currencies of $3.1 million or 0.2%, partially offset by acquisitions of $20.3 million or 1.6%.
Segment Revenues for 2023 were $1,243.3 million, an increase of $32.1 million, or 2.7%, compared to $1,211.2 million in 2022. The increase in Segment Revenues was primarily due to higher pricing of $87.7 million or 7.2% and acquisitions of $19.8 million or 1.6%, partially offset by lower organic volumes of $74.4 million or 6.1% and the unfavorable impact of foreign currencies of $1.0 million or 0.1%. The percentage of Segment Revenues derived from aftermarket parts and service was 20.3% in 2023 compared to 19.1% in 2022.
Segment Adjusted EBITDA in 2023 was $372.8 million, an increase of $25.3 million, or 7.3%, from $347.5 million in 2022. Segment Adjusted EBITDA Margin increased 130 bps to 30.0% from 28.7% in 2022. The increase in Segment Adjusted EBITDA was due primarily to higher pricing of $87.7 million or 25.2% and acquisitions of $7.1 million or 2.0%, partially offset by unfavorable cost inflation and product mix of $33.9 million or 9.8%, lower organic sales volumes of $33.3 million or 9.6%, higher selling and administrative expenses of $2.2 million or 0.6%, and the unfavorable impact of foreign currencies of $0.6 million or 0.2%.

Results of Discontinued Operations
Income from discontinued operations, net of tax was $15.2 million for the year ended December 31, 2022 and consisted primarily of benefits for income taxes of $14.7 million and a gain on sale of $2.8 million, partially offset by expenses incurred to finalize separation and fulfill transition services.

Unaudited Quarterly Results of Operations

(in millions, except per share amounts)	Year Ended December 31, 2023				Year Ended December 31, 2022
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$1,629.3	$1,686.5	$1,738.9	$1,821.4	$1,337.0	$1,439.9	$1,515.7	$1,623.7
Gross profit	$664.2	$697.5	$739.3	$781.2	$526.1	$569.8	$575.3	$654.4
Operating income	$240.3	$272.4	$318.4	$333.2	$157.0	$197.4	$190.0	$272.9
Income from continuing operations, net of tax	$163.2	$180.8	$209.6	$231.5	$105.9	$137.8	$145.5	$204.1
Income (loss) from discontinued operations, net of tax	$—	$—	$—	$—	$(1.4)	$1.5	$0.5	$14.6
Net income	$163.2	$180.8	$209.6	$231.5	$104.5	$139.3	$146.0	$218.7
Net income attributable to Ingersoll Rand Inc.	$161.1	$179.5	$208.3	$229.8	$103.7	$138.5	$145.1	$217.4
Weighted average shares, basic	405.0	404.5	404.5	404.2	407.6	404.5	404.0	405.0
Weighted average shares, diluted	409.2	408.3	408.6	408.2	413.1	409.4	408.5	409.3
Basic earnings per share of common stock from continuing operations	$0.40	$0.44	$0.51	$0.57	$0.26	$0.34	$0.36	$0.50
Basic earnings per share of common stock from discontinued operations	$—	$—	$—	$—	$—	$—	$—	$0.04
Basic earnings per share of common stock	$0.40	$0.44	$0.51	$0.57	$0.25	$0.34	$0.36	$0.54
Diluted earnings per share of common stock from continuing operations	$0.39	$0.44	$0.51	$0.56	$0.25	$0.33	$0.35	$0.50
Diluted earnings per share of common stock from discontinued operations	$—	$—	$—	$—	$—	$—	$—	$0.04
Diluted earnings per share of common stock	$0.39	$0.44	$0.51	$0.56	$0.25	$0.34	$0.36	$0.53
Adjusted EBITDA(1)	$400.1	$424.7	$461.5	$500.5	$303.6	$334.9	$376.1	$420.2

(1)Set forth below are the reconciliations of Net Income to Adjusted EBITDA

	Year Ended December 31, 2023				Year Ended December 31, 2022
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Net Income	$163.2	$180.8	$209.6	$231.5	$104.5	$139.3	$146.0	$218.7
Less: Income (loss) from discontinued operations	—	—	—	—	(1.8)	2.0	0.6	(0.3)
Less: Income tax benefit (provision) from discontinued operations	—	—	—	—	0.4	(0.5)	(0.1)	14.9
Income from continuing operations, net of tax	163.2	180.8	209.6	231.5	105.9	137.8	145.5	204.1
Plus:
Interest expense	38.9	40.8	39.6	37.4	19.0	23.2	26.6	34.4
Provision for income taxes	48.1	60.5	60.3	71.1	32.4	41.9	30.3	45.0
Depreciation expense	20.7	21.3	22.4	23.5	21.3	20.1	20.4	20.0
Amortization expense	92.4	89.7	92.2	93.2	86.2	83.6	93.8	84.0
Restructuring and related business transformation costs(a)	4.3	5.9	2.2	10.5	14.2	9.5	7.2	1.4
Acquisition related expenses and non-cash charges(b)	18.0	13.8	14.8	17.3	9.5	5.4	12.1	13.7
Stock-based compensation(c)	12.1	11.9	11.2	16.7	19.8	22.4	27.1	16.3
Loss (income) on equity method investments	(0.3)	(2.4)	3.9	4.8	4.3	0.8	(2.6)	(3.2)
Loss on extinguishment of debt	—	0.9	12.6	—	—	1.1	—	—
Foreign currency transaction losses (gains), net	1.0	(1.1)	1.1	4.1	(3.8)	(1.8)	(6.7)	6.4
Adjustments to LIFO inventories	7.8	6.5	(0.3)	(2.0)	—	—	33.0	3.1
Cybersecurity incident costs	—	2.2	0.1	—	—	—	—	—
Gain on settlement of post-acquisition contingencies(d)	—	—	—	—	—	—	(6.2)	—
Other adjustments(e)	(6.1)	(6.1)	(8.2)	(7.6)	(5.2)	(9.1)	(4.4)	(5.0)
Adjusted EBITDA	$400.1	$424.7	$461.5	$500.5	$303.6	$334.9	$376.1	$420.2
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
As of December 31, 2023, we had no outstanding borrowings, no outstanding letters of credit under the New Revolving Credit Facility and unused availability of $2,000.0 million.
As of December 31, 2023, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.
Liquidity
Our liquidity needs primarily arise from working capital needs for normal operating costs, servicing debt, funding acquisitions and capital expenditures.

	Year Ended December 31,
	2023	2022
Cash and cash equivalents	$1,595.5	$1,613.0

Short-term borrowings and current maturities of long-term debt	$30.6	$36.5
Long-term debt	2,693.0	2,716.1
Total debt	$2,723.6	$2,752.6
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
Our principal sources of liquidity have been existing cash and cash equivalents, cash generated from operations and borrowings under the Senior Notes and Senior Secured Credit Facilities. Our principal uses of cash will be to provide working capital; finance strategic plans, including possible acquisitions; meet debt service requirements; fund capital expenditures; and return capital to shareholders, through share repurchases and dividend payments. We may also seek to finance capital expenditures under capital leases or other debt arrangements that provide liquidity or favorable borrowing terms. We continue to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, we may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings. As market conditions warrant, we may from time to time, seek to repay loans that we have borrowed, including the borrowings under the Senior Notes and Senior Secured Credit Facilities. Based on our current level of operations and available cash, we believe our cash flow from operations, together with availability under the Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements for the foreseeable future. Our business may not generate sufficient cash flows from operations or future borrowings may not be available to us under our Revolving Credit Facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Our ability to do so depends on, among other factors, prevailing economic conditions, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change in control, we could be required to repay or refinance our indebtedness. We may not be able to refinance any of our indebtedness, including the Senior Notes and Senior Secured Credit Facilities, on commercially reasonable terms or at all. Any future acquisitions, joint ventures, or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms or at all.
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

A substantial portion of our cash is in jurisdictions outside the United States. We do not assert ASC 740-30 (formerly APB 23) indefinite reinvestment of our historical non-U.S. earnings or future non-U.S. earnings. The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States. Our deferred income tax liability as of December 31, 2023 is $35.5 million which consists mainly of withholding taxes.
Working Capital

	2023	2022
Net Working Capital
Current assets	$4,050.4	$3,967.3
Less: Current liabilities	1,827.3	1,674.0
Net working capital	$2,223.1	$2,293.3

Operating Working Capital
Accounts receivable	$1,234.2	$1,122.0
Plus: Inventories (excluding LIFO)	1,073.6	1,085.9
Plus: Contract assets	85.6	70.6
Less: Accounts payable	801.2	778.7
Less: Contract liabilities	331.2	305.6
Operating working capital	$1,261.0	$1,194.2
Net working capital decreased $70.2 million to $2,223.1 million as of December 31, 2023 from $2,293.3 million as of December 31, 2022. Operating working capital increased $66.8 million to $1,261.0 million as of December 31, 2023 from $1,194.2 million as of December 31, 2022. Operating working capital as of December 31, 2023 was 18.3% of 2023 revenues as compared to 20.2% as of December 31, 2022 as a percentage of 2022 revenues. The increase in operating working capital was primarily due to higher accounts receivable and higher contract assets, partially offset by higher contract liabilities, higher accounts payable and lower inventories. The increase in accounts receivable was primarily due to the timing of revenues in the quarter and seasonal changes in collection timing and to acquisitions completed in 2023. The increase in contract liabilities was primarily due to the timing of customer milestone payments for in-process engineered to order contracts. The increase in accounts payable was primarily due to the timing of vendor cash disbursements. The decrease in inventory was primarily attributable to improved inventory management, partially offset by acquisitions completed in 2023.
Cash Flows
The following table reflects the major categories of cash flows for the years ended December 31, 2023 and 2022, respectively.

	2023	2022
Cash flows provided by (used in) continuing operations:
Cash flows provided by operating activities	$1,377.4	$865.4
Cash flows used in investing activities	(1,060.5)	(337.3)
Cash flows used in financing activities	(337.5)	(954.0)
Net cash used in discontinued operations	—	(0.7)
Free cash flow (1)	1,272.0	770.8
(1)See “Non-GAAP Financial Measures” for a reconciliation to the most directly comparable GAAP measure.
Operating activities
Cash provided by operating activities increased $512.0 million to $1,377.4 million in 2023 from $865.4 million in 2022, primarily due to higher income from continuing operations and cash generated from the reduction in operating working capital.
Operating working capital generated cash of $40.4 million in 2023 compared to using cash of $237.2 million in 2022. Changes in account receivables used cash of $48.6 million in 2023 compared to using cash of $195.2 million in 2022. Changes in contract assets used cash of $7.8 million in 2023 compared to using cash of $9.8 million in 2022. Changes in inventory generated cash of $117.3 million in 2023 compared to using cash of $225.6 million in 2022. Changes in accounts payable used cash of $23.9 million in 2023 compared to generating cash of $120.4 million in 2022. Changes in contract liabilities generated cash of $3.4 million in 2023 compared to generating cash of $73.0 million in 2022.

Investing activities
Cash flows used in investing activities included capital expenditures of $105.4 million (1.5% of consolidated revenues) and $94.6 million (1.6% of consolidated revenues) in 2023 and 2022, respectively. We expect capital expenditures will be approximately 2% of consolidated revenues in 2024. Net cash paid in acquisitions was $963.0 million and $246.8 million in 2023 and 2022, respectively. Net proceeds from the disposal of property, plant and equipment were $7.6 million in 2023.
Financing activities
Cash used in financing activities of $337.5 million in 2023 is primarily due to purchases of treasury stock of $263.0 million, cash dividends on common stock of $32.4 million, net repayments of long-term debt of $27.6 million, payments of debt issuance costs of $18.5 million, and payments of deferred and contingent acquisition consideration of $17.5 million, partially offset by proceeds from stock option exercises of $30.3 million.
Cash used in financing activities of $954.0 million in 2022 is primarily due to repayments of long-term debt of $655.6 million, purchases of treasury stock of $261.1 million, and cash dividends on common stock of $32.4 million, partially offset by proceeds from stock option exercises of $19.3 million.
Discontinued Operations
Cash used in discontinued operations was $0.7 million in 2022 and related primarily to separation related expenses.
Free cash flow
Free cash flow increased $501.2 million to $1,272.0 million in 2023 from $770.8 million in 2022 primarily due to the increase in cash provided by operating activities discussed above.
Purchase Obligations
Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. As of December 31, 2023, the Company had purchase obligations of $610.2 million, with $557.5 million payable in the next 12 months. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated as of December 31, 2023. For this reason, these amounts will not provide a complete and reliable indicator of our expected future cash outflows.
Contingencies
We are a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature for a company of our size and in our sector. We believe that such proceedings, lawsuits and administrative actions will not materially adversely affect our operations, financial condition, liquidity or competitive position. We have accrued liabilities and other liabilities on our consolidated balance sheet, including a total litigation reserve of $126.9 million as of December 31, 2023 with respect to potential liability arising from our asbestos-related litigation. Other than our asbestos-related litigation reserves, liabilities on our consolidated balance sheet related to legal proceedings, lawsuits and administrative actions are not significant. A more detailed discussion of certain of these proceedings, lawsuits and administrative actions is set forth in “Item 3. Legal Proceedings.”
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
Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our 2023 reporting unit valuations ranged from 9.0% to 9.5%. Additionally, we assumed 3.5% terminal growth rates for all reporting units, except a single reporting unit in which we determined it most appropriate to assume a 2.5% terminal growth rate due to it being closely aligned to the GDP percentage growth rate.
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
The excess of the estimated fair value over the carrying value for all reporting units was a minimum of 34%, and therefore, no impairments were recorded.
We test intangible assets with indefinite lives for impairment annually utilizing a discounted cash flow valuation referred to as the relief from royalty method. We estimated forecasted revenues for a period of five years with discount rates ranging from 9.5% to 10.0%, terminal growth rates of 2.5% to 3.5%, and royalty rates ranging from 0.5% to 4.0%. There were no impairments identified or recognized during the year ended December 31, 2023.
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
Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company has determined that it will follow the period cost method (option 1 above). The Company recorded a tax expense of $7.2 million in 2023 for the GILTI provisions of the Tax Act.
Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. Amounts recorded for deferred tax assets related to tax attribute carryforwards, net of valuation allowances, were $27.8 million and $58.9 million as of December 31, 2023 and 2022, respectively, with the decrease due to the utilization of attributes in the current year.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risk as a result of our variable-rate borrowings. We manage our exposure to interest rate risk by maintaining a mixture of fixed and variable debt and, at times, use pay-fixed interest rate swaps and interest rate caps as cash flow hedges of our variable rate debt in order to adjust the relative fixed and variable portions.
As of December 31, 2023, we had variable rate debt outstanding of $1,240.7 million, all of which was incurred under our Senior Secured Credit Facility. Based on prevailing rates at December 31, 2023, the weighted average interest rate was 7.2%.
The Dollar Term Loan B and Dollar Term Loan bear interest primarily based on SOFR plus a spread and are subject to a 0% SOFR base rate floor. Thus, the interest rate on the Dollar Term Loan B and Dollar Term Loan will fluctuate when SOFR, exceeds that percentage. As of December 31, 2023, SOFR was higher than the 0% floor.
At times we use interest rate swaps and interest rate caps to offset or mitigate our exposure to interest rate movements. The outstanding interest rate swaps qualify and are designated as cash flow hedges of forecasted SOFR-based interest payments. As of December 31, 2023, we were a fixed rate payer on two fixed-floating interest rate swap contracts that effectively fixed the SOFR-based index used to determine the interest rates charged on our SOFR-based variable rate borrowings. No interest rate caps were outstanding as of December 31, 2023. See Note 19 “Hedging Activities, Derivative Instruments and Credit Risk” to our audited consolidated financial statements included elsewhere in this Form 10-K.
The following table presents the impact of hypothetical changes in market interest rates across the yield curve by 100 basis points, including the effect of our interest rate swaps and caps for the years ended December 31, 2023 and 2022 on our interest expense.

	2023	2022
Increase (decrease) in market interest rates
100 basis points	$7.4	$12.3
(100) basis points(1)	(7.4)	(21.4)
(1)A decrease in interest rates would not have impacted our interest expense in 2022 on EURO debt which was lower than the 0% base rate floor under the Senior Secured Credit Facility for the entire fiscal year 2022, but would have impacted interest expense in 2022 on SOFR or LIBOR debt, for the respective period, which was higher than the 0% based rate floors under the Senior Secured Credit Facility for the year ended December 31, 2022.
Foreign Currency Risk
We are exposed to foreign currency risks that arise from our global business operations. Changes in foreign currency exchange rates affect the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a subsidiary’s functional currency. In 2023 and 2022, the relative strengthening of the U.S. dollar against foreign currencies had a unfavorable impact on our revenues and results of operations. While future changes in foreign currency exchange rates are difficult to predict, our revenues and earnings may be adversely affected if the U.S. dollar strengthens against foreign currencies.
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

The table below presents the percentage of revenues and gross profit by functional currency for the years ended December 31, 2023 and 2022.

	U.S. Dollar	Euro	Chinese Renminbi	British Pound	Other
Year Ended December 31, 2023
Revenues	45%	26%	13%	4%	12%
Gross profit	45%	27%	14%	3%	11%

Year Ended December 31, 2022
Revenues	44%	25%	15%	4%	12%
Gross profit	44%	26%	17%	3%	10%
We utilize foreign currency denominated debt obligations supplemented from time to time with cross currency interest rate swaps designated as net investment hedges to selectively hedge portions of our investment in non-U.S. subsidiaries. The currency effects of the designated debt obligations and cross currency interest rate swaps are reflected in accumulated other comprehensive income within our stockholders’ equity, where they partially offset the currency translation effects of our investments in non-U.S. subsidiaries, which in turn partially offset gains and losses recorded on our net investments globally. These currency translation effects and offsetting impacts of our derivatives for the years ended December 31, 2023 and 2022 are summarized in Note 14 “Accumulated Other Comprehensive Income (Loss)” to our audited consolidated financial statements included elsewhere in this Form 10-K.
We also enter into foreign currency forward contracts to manage the risk arising from transaction gains and losses associated with intercompany loans with foreign subsidiaries. Our foreign currency forward contracts are typically short-term and are rolled forward as necessary upon settlement. As of December 31, 2023, we were not party to any foreign currency forward contracts. For periods where we do have foreign currency forward contracts in place, they are carried on our balance sheet at fair value. See Note 19 “Hedging Activities, Derivative Instruments and Credit Risk” to our audited consolidated financial statements included elsewhere in this Form 10-K.
The table below presents, for the year ended December 31, 2023, the hypothetical effect of a 10% appreciation in the average exchange rate of the U.S. dollar relative to the principal foreign currencies in which our revenues and gross profit are denominated.

	Year Ended December 31, 2023
	Euro	Chinese Renminbi	British Pound
Revenues	$176.5	$92.3	$27.3
Gross profit	77.8	41.6	8.6

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	For the Years Ended December 31,
	2023	2022	2021
Revenues	$6,876.1	$5,916.3	$5,152.4
Cost of sales	3,993.9	3,590.7	3,163.9
Gross Profit	2,882.2	2,325.6	1,988.5
Selling and administrative expenses	1,272.7	1,095.8	1,028.0
Amortization of intangible assets	367.5	347.6	332.9
Other operating expense, net	77.7	64.9	61.9
Operating Income	1,164.3	817.3	565.7
Interest expense	156.7	103.2	87.7
Loss on extinguishment of debt	13.5	1.1	9.0
Other income, net	(37.0)	(29.2)	(44.0)
Income Before Income Taxes	1,031.1	742.2	513.0
Provision (benefit) for income taxes	240.0	149.6	(21.8)
Income (loss) on equity method investments	(6.0)	0.7	(11.4)
Income from Continuing Operations	785.1	593.3	523.4
Income from discontinued operations, net of tax	—	15.2	41.6
Net Income	785.1	608.5	565.0
Less: Net income attributable to noncontrolling interests	6.4	3.8	2.5
Net Income Attributable to Ingersoll Rand Inc.	$778.7	$604.7	$562.5

Amounts attributable to Ingersoll Rand Inc. common stockholders:
Income from continuing operations, net of tax	$778.7	$589.5	$520.9
Income from discontinued operations, net of tax	—	15.2	41.6
Net income attributable to Ingersoll Rand Inc.	$778.7	$604.7	$562.5

Basic earnings per share of common stock:
Earnings from continuing operations	$1.92	$1.45	$1.26
Earnings from discontinued operations	—	0.04	0.10
Net earnings	1.92	1.49	1.36

Diluted earnings per share of common stock:
Earnings from continuing operations	$1.90	$1.44	$1.24
Earnings from discontinued operations	—	0.04	0.10
Net earnings	1.90	1.47	1.34
The accompanying notes are an integral part of these consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2023	2022	2021
Comprehensive Income Attributable to Ingersoll Rand Inc.
Net income attributable to Ingersoll Rand Inc.	$778.7	$604.7	$562.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	34.8	(252.9)	(103.0)
Unrecognized gain (loss) on cash flow hedges	(3.8)	16.0	—
Pension and other postretirement prior service cost and gain (loss), net	(6.9)	26.8	48.7
Other comprehensive income (loss), net of tax	24.1	(210.1)	(54.3)
Comprehensive income attributable to Ingersoll Rand Inc.	$802.8	$394.6	$508.2
Comprehensive Income (Loss) Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$6.4	$3.8	$2.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	1.7	(7.2)	(2.3)
Total other comprehensive income (loss), net of tax	1.7	(7.2)	(2.3)
Comprehensive income (loss) attributable to noncontrolling interests	$8.1	$(3.4)	$0.2
Total Comprehensive Income	$810.9	$391.2	$508.4
The accompanying notes are an integral part of these consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$1,595.5	$1,613.0
Accounts receivable, net of allowance for credit losses of $53.8 and $47.2, respectively	1,234.2	1,122.0
Inventories	1,001.1	1,025.4
Other current assets	219.6	206.9
Total current assets	4,050.4	3,967.3
Property, plant and equipment, net of accumulated depreciation of $500.8 and $417.4, respectively	711.4	624.4
Goodwill	6,609.7	6,064.2
Other intangible assets, net	3,611.1	3,578.6
Deferred tax assets	31.5	22.3
Other assets	549.4	509.1
Total assets	$15,563.5	$14,765.9
Liabilities and Equity
Current liabilities
Short-term borrowings and current maturities of long-term debt	$30.6	$36.5
Accounts payable	801.2	778.7
Accrued liabilities	995.5	858.8
Total current liabilities	1,827.3	1,674.0
Long-term debt, less current maturities	2,693.0	2,716.1
Pensions and other postretirement benefits	150.0	147.2
Deferred income tax liabilities	612.6	610.6
Other liabilities	433.9	360.8
Total liabilities	5,716.8	5,508.7
Commitments and contingencies (Note 21)
Stockholders’ equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 428,589,061 and 426,327,805 shares issued as of December 31, 2023 and 2022, respectively	4.3	4.3
Capital in excess of par value	9,550.8	9,476.8
Retained earnings	1,697.2	950.9
Accumulated other comprehensive loss	(227.6)	(251.7)
Treasury stock at cost; 25,241,667 and 21,210,095 shares as of December 31, 2023 and 2022, respectively	(1,240.9)	(984.5)
Total Ingersoll Rand Inc. stockholders’ equity	9,783.8	9,195.8
Noncontrolling interests	62.9	61.4
Total equity	9,846.7	9,257.2
Total liabilities and equity	$15,563.5	$14,765.9
The accompanying notes are an integral part of these consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at December 31, 2020	420.1	$4.2	$9,310.3	$(175.7)	$14.2	$(33.3)	$9,119.7	$69.8	$9,189.5
Net income	—	—	—	562.5	—	—	562.5	2.5	565.0
Dividends declared	—	—	—	(8.2)	—	—	(8.2)	—	(8.2)
Issuance of common stock for stock-based compensation plans	3.7	0.1	20.3	—	—	—	20.4	—	20.4
Purchases of treasury stock	—	—	—	—	—	(736.8)	(736.8)	—	(736.8)
Issuance of treasury stock for stock-based compensation plans	—	—	(19.9)	—	—	21.7	1.8	—	1.8
Stock-based compensation	—	—	97.9	—	—	—	97.9	—	97.9
Other comprehensive loss, net of tax	—	—	—	—	(54.3)	—	(54.3)	(2.3)	(56.6)
Divestiture of foreign subsidiaries	—	—	—	—	(1.5)	—	(1.5)	—	(1.5)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at December 31, 2021	423.8	$4.3	$9,408.6	$378.6	$(41.6)	$(748.4)	$9,001.5	$69.7	$9,071.2
Net income	—	—	—	604.7	—	—	604.7	3.8	608.5
Dividends declared	—	—	—	(32.4)	—	—	(32.4)	—	(32.4)
Issuance of common stock for stock-based compensation plans	2.5	—	17.3	—	—	—	17.3	—	17.3
Purchases of treasury stock	—	—	—	—	—	(261.1)	(261.1)	—	(261.1)
Issuance of treasury stock for stock-based compensation plans	—	—	(22.8)	—	—	25.0	2.2	—	2.2
Stock-based compensation	—	—	73.7	—	—	—	73.7	—	73.7
Other comprehensive loss, net of tax	—	—	—	—	(210.1)	—	(210.1)	(7.2)	(217.3)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(4.9)	(4.9)
Balance at December 31, 2022	426.3	$4.3	$9,476.8	$950.9	$(251.7)	$(984.5)	$9,195.8	$61.4	$9,257.2
Net income	—	—	—	778.7	—	—	778.7	6.4	785.1
Dividends declared	—	—	—	(32.4)	—	—	(32.4)	—	(32.4)
Issuance of common stock for stock-based compensation plans	2.3	—	27.8	—	—	—	27.8	—	27.8
Purchases of treasury stock	—	—	—	—	—	(264.1)	(264.1)	—	(264.1)
Issuance of treasury stock for stock-based compensation plans	—	—	(4.9)	—	—	7.7	2.8	—	2.8
Stock-based compensation	—	—	51.1	—	—	—	51.1	—	51.1
Other comprehensive income, net of tax	—	—	—	—	24.1	—	24.1	1.7	25.8
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(6.6)	(6.6)
Balance at December 31, 2023	428.6	$4.3	$9,550.8	$1,697.2	$(227.6)	$(1,240.9)	$9,783.8	$62.9	$9,846.7
The accompanying notes are an integral part of these consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities
Net income	$785.1	$608.5	$565.0
Income from discontinued operations, net of tax	—	15.2	41.6
Income from continuing operations	785.1	593.3	523.4
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Amortization of intangible assets	367.5	347.6	332.9
Depreciation	91.6	85.2	89.2
Non-cash restructuring charges	2.7	6.0	1.1
Stock-based compensation expense	51.9	78.9	87.2
Loss (income) on equity method investments	6.0	(0.7)	11.4
Foreign currency transaction losses (gains), net	5.1	(5.9)	(12.0)
Non-cash adjustments to carrying value of LIFO inventories	12.0	36.1	33.2
Loss on extinguishment of debt	13.5	1.1	9.0
Deferred income taxes	(76.9)	(85.8)	(103.6)
Other non-cash adjustments	8.3	7.0	(0.2)
Changes in assets and liabilities
Receivables	(48.6)	(195.2)	(62.5)
Inventories	117.3	(225.6)	(134.4)
Accounts payable	(23.9)	120.4	118.2
Accrued liabilities	94.8	101.2	(220.0)
Other assets and liabilities, net	(29.0)	1.8	(45.1)
Net cash provided by operating activities from continuing operations	1,377.4	865.4	627.8
Cash Flows From Investing Activities
Capital expenditures	(105.4)	(94.6)	(64.1)
Net cash paid in acquisitions	(963.0)	(246.8)	(974.8)
Disposals of property, plant and equipment	7.6	—	9.5
Other investing	0.3	4.1	—
Net cash used in investing activities from continuing operations	(1,060.5)	(337.3)	(1,029.4)
Cash Flows From Financing Activities
Principal payments on long-term debt	(1,518.0)	(655.6)	(435.7)
Proceeds from long-term debt	1,490.4	—	—
Purchases of treasury stock	(263.0)	(261.1)	(736.8)
Cash dividends on common stock	(32.4)	(32.4)	(8.2)
Proceeds from stock option exercises	30.3	19.3	23.7
Payments of interest rate cap premiums	—	(13.4)	—
Payments of deferred and contingent acquisition consideration	(17.5)	(4.6)	—
Payments of debt issuance costs	(18.5)	—	—
Other financing	(8.8)	(6.2)	—
Net cash used in financing activities from continuing operations	(337.5)	(954.0)	(1,157.0)
Cash Flows From (Used In) Discontinued Operations:
Net cash used in operating activities	—	(5.1)	(12.3)
Net cash provided by investing activities	—	4.4	1,943.7
Net cash provided by (used in) discontinued operations	—	(0.7)	1,931.4
Effect of exchange rate changes on cash and cash equivalents	3.1	(70.0)	(14.1)
Net increase (decrease) in cash and cash equivalents	(17.5)	(496.6)	358.7
Cash and cash equivalents, beginning of year	1,613.0	2,109.6	1,750.9
Cash and cash equivalents, end of year	$1,595.5	$1,613.0	$2,109.6

	For the Years Ended December 31,
	2023	2022	2021
Supplemental Cash Flow Information
Cash paid for income taxes	$302.0	$181.5	$427.9
Cash paid for interest	100.5	95.2	79.8
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
Foreign Currency Translation
Assets and liabilities of the Company’s foreign subsidiaries, where the functional currency is not the U.S. Dollar (“USD”), are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the year. Adjustments resulting from the translation of the assets and liabilities of foreign operations into USD are excluded from the determination of net income, and are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity, and included as a component of other comprehensive income (loss). Assets and liabilities of subsidiaries that are denominated in currencies other than the subsidiaries’ functional currency are remeasured into the functional currency using end of period exchange rates, or historical rates for certain balances, where applicable. Gains and losses related to these remeasurements are recorded within the Consolidated Statements of Operations as a component of “Other operating expense, net.”
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
Cash and Cash Equivalents
Cash and cash equivalents are highly liquid investments primarily consisting of demand deposits and have original maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value. As of December 31, 2023 and 2022, cash of $1.2 million and $1.3 million, respectively, was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments on behalf of the Company.
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

Pension and Other Postretirement Benefits
The Company sponsors a number of pension plans and other postretirement benefit plans worldwide. The calculation of the pension and other postretirement benefit obligations and net periodic benefit cost under these plans requires the use of actuarial valuation methods and assumptions. These assumptions include the discount rates used to value the projected benefit obligations, future rate of compensation increases, expected rates of return on plan assets and expected healthcare cost trend rates. The discount rates selected to measure the present value of the Company’s benefit obligations as of December 31, 2023 and 2022 were derived by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under the plans. In accordance with GAAP, actual results that differ from the Company’s assumptions are recorded in accumulated other comprehensive income (loss) and amortized through net periodic benefit cost over future periods. While management believes that the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement benefit obligations and future net periodic benefit cost.
See Note 12 “Benefit Plans” for disclosures related to the Company’s benefit plans, including quantitative disclosures reflecting the impact that changes in certain assumptions would have on service and interest costs and benefit obligations.
Income Taxes
The Company has determined income tax expense and other deferred income tax information based on the asset and liability method. Deferred income tax liabilities are provided on temporary differences between assets and liabilities for financial and tax reporting purposes as measured by enacted tax rates expected to apply when temporary differences are settled or realized. A valuation allowance is established for the portion of deferred tax assets for which it is not more likely than not that a tax benefit will be realized.
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
Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company has determined that it will follow the period cost method (option 1 above). The Company recorded a tax expense of $7.2 million in 2023 for the GILTI provisions of the Tax Act.
Research and Development
For the years ended December 31, 2023, 2022 and 2021, the Company spent $108 million, $91 million, and $74 million, respectively, on research activities relating to the development of new products and new product applications. All such expenditures were funded by the Company, expensed as incurred and recorded to “Selling and administrative expenses” in the Consolidated Statements of Operations.
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
Note 2:    New Accounting Standards
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
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. The amendments in this update are effective for fiscal years beginning after December 15, 2022, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company adopted this guidance on January 1, 2023. The adoption did not have a material impact on our consolidated financial statements.
The Company has agreements with financial institutions to facilitate a supply chain finance program (the “SCF Program”). Under the SCF Program, qualifying suppliers may elect to sell their receivables from the Company to the financial institution. Participating suppliers negotiate arrangements for sale of their receivables directly with the financial institution, and the terms of the Company’s payment obligations are not impacted by a supplier’s participation in the SCF Program. Once a qualifying supplier elects to participate in the SCF Program and reaches an agreement with the financial institution, the supplier elects which individual Company invoices they sell to the financial institution. However, all of the Company’s payments to participating suppliers are paid to the financial institution on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the financial institution. The Company has not pledged any assets as security or provided other forms of guarantees. All outstanding amounts related to suppliers participating in the SCF Program are recorded within “Accounts payable” in our Condensed Consolidated Balance Sheets, and the associated payments are included in “Net cash provided by operating activities from continuing operations” within our Condensed Consolidated Statements of Cash Flows. Included in “Accounts payable” in the Condensed Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022 were $24.3 million and $9.7 million of outstanding payment obligations, respectively, that were sold to the financial institution by participating suppliers.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segments expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The adoption will modify our disclosures but is not expected to have a material effect on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. The adoption will modify our disclosures but is not expected to have a material effect on our consolidated financial statements.
Note 3:    Discontinued Operations
Discontinued operations consist of two formerly-owned businesses, Specialty Vehicle Technologies (“SVT” or “Club Car”) and High Pressure Solutions (“HPS”). The results of operations, financial positions and cash flows of these businesses are reported as discontinued operations for all periods presented in these consolidated financial statements.
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

Financial information of discontinued operations
The results of operations of SVT and HPS are presented as discontinued operations for the years ended December 31, 2022 and 2021 as summarized below:

	Specialty Vehicle Technologies		High Pressure Solutions		Total
	2022	2021	2022	2021	2022	2021
Revenues	$6.6	$430.9	$—	$71.9	$6.6	$502.8
Cost of sales	6.5	321.3	—	60.2	6.5	381.5
Gross Profit	0.1	109.6	—	11.7	0.1	121.3
Selling and administrative expenses	0.1	35.7	—	5.3	0.1	41.0
Amortization of intangible assets	—	10.4	—	2.4	—	12.8
Loss (gain) on sale	(2.8)	(298.3)	—	207.7	(2.8)	(90.6)
Other operating expense, net	0.7	18.1	1.6	19.0	2.3	37.1
Income (Loss) from Discontinued Operations Before Income Taxes	2.1	343.7	(1.6)	(222.7)	0.5	121.0
Benefit for income taxes	(13.2)	87.1	(1.5)	(7.7)	(14.7)	79.4
Income (Loss) from Discontinued Operations, Net of Tax	$15.3	$256.6	$(0.1)	$(215.0)	$15.2	$41.6
The significant non-cash operating items and capital expenditures reflected in cash flows of discontinued operations for the years ended December 31, 2022 and 2021 include the following:

	Specialty Vehicle Technologies		High Pressure Solutions		Total
	2022	2021	2022	2021	2022	2021
Loss (gain) on sale	$(2.8)	$(298.3)	$—	$207.7	$(2.8)	$(90.6)
Depreciation and amortization	—	14.8	—	4.0	—	18.8
Stock-based compensation expense	—	8.2	—	2.7	—	10.9
Capital expenditures	—	1.6	—	0.3	—	1.9
Note 4:    Acquisitions
2023 Acquisitions
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
On August 18, 2023, the Company completed the acquisition of Howden Roots LLC (“Roots”), for cash consideration of $292.5 million. Roots is a leading manufacturer of engineered rotary and centrifugal blowers with an iconic brand developed over more than 160 years. The acquisition is intended to expand the Company’s blower product portfolio and benefit from Roots’ robust technical capabilities and exposure to growing sustainability-related applications. Roots has been reported within the Industrial Technologies and Services segment. The goodwill arising from the acquisition is attributable to revenue and cost synergies, anticipated growth of new and existing customers, and the assembled workforce. This goodwill is expected to be deductible for tax purposes.
The Company acquired 10 additional businesses in 2023 for aggregate consideration of $83.3 million. These primarily consist of manufacturers and distributors of existing and adjacent offerings in the Industrial Technologies and Services segment.
Of the goodwill recognized on our 2023 acquisitions, $159.9 million is expected to be deductible for tax purposes.
The following table summarizes the allocation of consideration for all businesses acquired in 2023 to the fair values of identifiable assets acquired and liabilities assumed at the acquisition dates. Initial accounting for Air Treatment is complete. Initial accounting for all other acquisitions completed in 2023, including Roots, is substantially complete and any further measurement period adjustments are not expected to be material.

	Air Treatment	Roots	All Others	Total
Accounts receivable	$26.1	$14.5	$11.8	$52.4
Inventories	43.9	34.2	21.1	99.2
Other current assets	2.1	2.9	6.2	11.2
Property, plant and equipment	18.4	42.1	5.0	65.5
Goodwill	279.9	106.6	125.0	511.5
Other intangible assets	238.6	116.9	25.4	380.9
Other noncurrent assets	7.6	4.5	0.4	12.5
Total current liabilities	(35.9)	(27.1)	(19.1)	(82.1)
Deferred tax liabilities	(54.8)	—	(3.7)	(58.5)
Other noncurrent liabilities	(6.9)	(2.1)	(4.3)	(13.3)
Total consideration	$519.0	$292.5	$167.8	$979.3
Acquisition Revenues and Operating Income
The revenues and operating income included in the consolidated financial statements for these acquisitions subsequent to their acquisition date were $293.7 million and $16.1 million, respectively, for the year ended December 31, 2023.
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

	Dosatron International	All others	Total Consideration
Accounts receivable	$1.8	$16.2	$18.0
Inventories	6.2	20.4	26.6
Other current assets	0.1	1.3	1.4
Property, plant and equipment	0.3	8.9	9.2
Goodwill	57.4	151.9	209.3
Other intangible assets	41.9	43.0	84.9
Other noncurrent assets	13.8	0.9	14.7
Total current liabilities	(3.5)	(30.7)	(34.2)
Deferred tax liabilities	(13.8)	(9.7)	(23.5)
Other noncurrent liabilities	—	(1.9)	(1.9)
Total consideration	$104.2	$200.3	$304.5
Acquisition Revenues and Operating Income
The revenues included in the consolidated financial statements for these acquisitions subsequent to their acquisition date were $124.4 million and $38.4 million, respectively, for the years ended December 31, 2023 and 2022. The operating income included in the consolidated financial statements for these acquisitions subsequent to their acquisition date was $19.5 million and $3.4 million, respectively, for the years ended December 31, 2023 and 2022.
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

	Seepex	M-D Pneumatics and Kinney Vacuum Pumps	Maximus Solutions	All Others	Total Consideration
Accounts receivable	$24.9	$4.8	$4.3	$9.4	$43.4
Inventories	42.4	3.8	2.9	10.1	59.2
Other current assets	1.9	0.2	0.2	0.3	2.6
Property, plant and equipment	40.6	16.2	2.1	15.0	73.9
Goodwill	249.0	81.5	75.9	79.6	486.0
Other intangible assets	239.2	82.5	39.5	95.9	457.1
Other noncurrent assets	1.4	—	—	—	1.4
Total current liabilities	(35.1)	(3.5)	(2.4)	(4.1)	(45.1)
Deferred tax liabilities	(75.6)	—	(11.3)	(4.2)	(91.1)
Other noncurrent liabilities	(6.6)	(1.5)	(0.2)	(1.8)	(10.1)
Total consideration	$482.1	$184.0	$111.0	$200.2	$977.3
Acquisition Revenues and Operating Income
The revenues included in the consolidated financial statements for these acquisitions subsequent to their acquisition date were $369.5 million, $356.1 million and $145.9 million, respectively, for the years ended December 31, 2023, 2022 and 2021. The operating income (loss) included in the consolidated financial statements for these acquisitions subsequent to their acquisition date was $45.9 million, $31.8 million and $(4.5) million, respectively, for the years ended December 31, 2023, 2022 and 2021.
Note 5:    Restructuring
2023 Actions
The Company continues to undertake restructuring actions to optimize our cost structure. Charges incurred from actions taken in 2023 include workforce restructuring, facility consolidation and other exit and disposal costs. For the year ended December 31, 2023, we recognized expense of $10.8 million within Industrial Technologies and Services, $4.3 million within Precision and Science Technologies, and $0.4 million in Corporate related to the 2023 actions.

Prior Year Actions
Subsequent to the acquisition of and merger with the Industrial business of Ingersoll-Rand plc (“Ingersoll Rand Industrial”) in 2020 (the “Merger”), the Company announced a restructuring program (“2020 Plan”) to create efficiencies and synergies, reduce the number of facilities and optimize operating margin within the merged Company. Through December 31, 2023, we have recognized cumulative expense related to the 2020 Plan of $130.1 million, comprising $103.1 million, $15.4 million and $11.6 million for Industrial Technologies and Services, Precision and Science Technologies and Corporate, respectively. The Company does not expect remaining expense under the 2020 Plan to be material.
For the years ended December 31, 2023, 2022 and 2021, “Restructuring charges, net” were recognized within “Other operating expense, net” in the Consolidated Statements of Operations and consisted of the following.

	2023	2022	2021
Industrial Technologies and Services	$15.1	$20.1	$8.4
Precision and Science Technologies	4.1	8.7	—
Corporate	0.7	0.5	5.0
Restructuring charges, net	$19.9	$29.3	$13.4
The following table summarizes the activity associated with the Company’s restructuring programs (included in “Accrued liabilities” in the Consolidated Balance Sheets) for the years ended December 31, 2023 and 2022.

	2023	2022
Balance at beginning of period	$14.9	$12.3
Charged to expense - termination benefits	13.0	16.9
Charged to expense - other(1)	4.2	6.4
Payments	(17.1)	(20.6)
Foreign currency translation and other	0.5	(0.1)
Balance at end of period	$15.5	$14.9
(1)Excludes $2.7 million and $6.0 million of non-cash charges that impacted restructuring expense but not the restructuring liabilities during the years ended December 31, 2023 and 2022, respectively.
Note 6:    Allowance for Credit Losses
The following table summarized the activity associated with allowance for credit losses for the years ended December 31, 2023, 2022 and 2021.

	2023	2022	2021
Balance at beginning of period	$47.2	$42.3	$50.9
Provision (benefit) charged to expense(1)	9.4	10.1	(4.3)
Write-offs, net of recoveries	(3.3)	(3.2)	(3.8)
Foreign currency translation and other	0.5	(2.0)	(0.5)
Balance at end of period	$53.8	$47.2	$42.3
(1)In the fourth quarter of 2021, the Company adjusted its allowance for credit losses in certain major portions of the business due to improved collection experience and reduction of past due receivables. The impact of these updates was a $6.6 million reduction in the allowance, with a corresponding benefit within “Selling and administrative expenses.”

Note 7:    Inventories
Inventories as of December 31, 2023 and 2022 consisted of the following.

	2023	2022
Raw materials, including parts and subassemblies	$590.7	$625.0
Work-in-process	145.1	122.2
Finished goods	337.8	338.7
	1,073.6	1,085.9
LIFO reserve	(72.5)	(60.5)
Inventories	$1,001.1	$1,025.4
At December 31, 2023 and 2022, 37% and 42%, respectively, of total inventory is accounted for on a last-in, first-out (“LIFO”) basis.
Note 8:    Property, Plant and Equipment
Property, plant and equipment, net as of December 31, 2023 and 2022 consisted of the following.

	2023	2022
Land and land improvements	$67.7	$64.6
Buildings	337.1	298.2
Machinery and equipment	655.8	556.6
Office furniture and equipment	71.0	63.1
Construction in progress	80.6	59.3
	1,212.2	1,041.8
Accumulated depreciation	(500.8)	(417.4)
Property, plant and equipment, net	$711.4	$624.4
Note 9:    Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill attributable to each reportable segment for the years ended December 31, 2023 and 2022 are as follows.

	Industrial Technologies and Services	Precision and Science Technologies	Total
Balance as of December 31, 2021	$4,177.3	$1,804.3	$5,981.6
Acquisitions	121.5	86.4	207.9
Foreign currency translation and other(1)	(76.3)	(49.0)	(125.3)
Balance as of December 31, 2022	4,222.5	1,841.7	6,064.2
Acquisitions	509.1	2.4	511.5
Foreign currency translation and other(1)	21.9	12.1	34.0
Balance as of December 31, 2023	$4,753.5	$1,856.2	$6,609.7
(1)Includes measurement period adjustments.
The Company acquired multiple businesses during the year ended December 31, 2023. The excess of the purchase price over the estimated fair values of intangible assets, identifiable assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price was preliminary for certain of these acquisitions and is subject to refinement based on final fair values of the identified assets acquired and liabilities assumed. The goodwill attributable to these businesses is as follows.

2023 Acquisitions	Industrial Technologies and Services	Precision and Science Technologies	Total
Air Treatment	$279.9	$—	$279.9
Roots	106.6	—	106.6
Other acquisitions	122.6	2.4	125.0
	$509.1	$2.4	$511.5
The Company acquired several businesses during the year ended December 31, 2022. The excess of the purchase price over the estimated fair values of intangible assets, identifiable assets and assumed liabilities was recorded as goodwill. The goodwill attributable to these businesses is as follows.

2022 Acquisitions	Industrial Technologies and Services	Precision and Science Technologies	Total
Dosatron International	$—	$57.4	$57.4
Other acquisitions	121.5	29.0	150.5
	$121.5	$86.4	$207.9
As of December 31, 2023 and 2022, goodwill included a total of $220.6 million of accumulated impairment losses within the Industrial Technologies and Services segment related to impairments recognized in and prior to 2015.
Goodwill Impairment Tests
Consistent with our accounting policy described in Note 1, we performed our annual goodwill impairment testing as of the first day of our fiscal fourth quarters of 2023, 2022 and 2021. For the years ended December 31, 2023, 2022 and 2021, each reporting unit’s fair value was in excess of its net carrying value, and therefore, no goodwill impairment was recorded.
Other Intangible Assets
Other intangible assets as of December 31, 2023 and 2022 consisted of the following.

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer lists and relationships	$3,279.3	$(1,585.4)	$1,693.9	$3,029.0	$(1,286.1)	$1,742.9
Technology	413.8	(178.9)	234.9	360.0	(124.5)	235.5
Tradenames	52.2	(27.9)	24.3	46.2	(22.7)	23.5
Backlog	3.0	(1.3)	1.7	1.0	(0.3)	0.7
Other	117.1	(104.1)	13.0	113.7	(93.2)	20.5
Unamortized intangible assets:
Tradenames	1,643.3	—	1,643.3	1,555.5	—	1,555.5
Total other intangible assets	$5,508.7	$(1,897.6)	$3,611.1	$5,105.4	$(1,526.8)	$3,578.6
Amortization of intangible assets was $367.5 million, $347.6 million and $332.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization of intangible assets is anticipated to be approximately $370 million in 2024, $290 million in 2025, $230 million in each of 2026 and 2027 and $200 million in 2028 based upon currency exchange rates as of December 31, 2023.

Other Intangible Asset Impairment Tests
Consistent with our accounting policy described in Note 1, we performed our annual intangible asset impairment testing as of the first day of our fiscal fourth quarters of 2023, 2022 and 2021. For the years ended December 31, 2023, 2022 and 2021, each tradename’s fair value was in excess of its net carrying value, and therefore, no impairment was recorded.
Note 10:    Accrued Liabilities
Accrued liabilities as of December 31, 2023 and 2022 consisted of the following:

	2023	2022
Salaries, wages and related fringe benefits	$262.4	$223.3
Contract liabilities	331.2	305.6
Product warranty	61.9	46.2
Operating lease liabilities	41.6	39.6
Restructuring	15.5	14.9
Taxes	78.4	63.3
Accrued interest	33.1	1.2
Other	171.4	164.7
Total accrued liabilities	$995.5	$858.8
A reconciliation of the changes in the accrued product warranty liability for the years ended December 31, 2023 and 2022 is as follows.

	2023	2022
Balance at beginning of period	$46.2	$42.5
Product warranty accruals	44.4	20.4
Acquired warranty	2.2	—
Settlements	(31.2)	(14.8)
Foreign currency translation and other	0.3	(1.9)
Balance at end of period	$61.9	$46.2
Note 11: Debt
Debt as of December 31, 2023 and 2022 consisted of the following.

	2023	2022
Short-term borrowings	$1.0	$4.5
Long-term debt
Dollar Term Loan B, due 2027(1)(2)	$347.7	$1,846.3
Dollar Term Loan, due 2027(1)(2)	892.3	901.4
5.400% Senior Notes due 2028(1)	498.2	—
5.700% Senior Notes due 2033(1)	992.6	—
Finance leases and other long-term debt	15.2	22.2
Unamortized debt issuance costs	(23.4)	(21.8)
Total long-term debt, net, including current maturities	2,722.6	2,748.1
Current maturities of long-term debt	29.6	32.0
Total long-term debt, net	$2,693.0	$2,716.1
(1)This amount is net of unamortized discounts. Total unamortized discounts were $9.9 million and $2.1 million as of December 31, 2023 and 2022, respectively.
(2)As of December 31, 2023, the applicable interest rate was 7.21% and the weighted-average rate was 6.87% for the year ended December 31, 2023.

Senior Notes
On August 14, 2023, the Company completed its issuance of $1,500.0 million in aggregate principal amount of senior unsecured notes comprised of $500.0 million aggregate principal amount of 5.400% Senior Notes due August 2028 (the “2028 Senior Notes”) and $1,000.0 million aggregate principal amount of 5.700% Senior Notes due August 2033 (the “2033 Senior Notes” and, together with the 2028 Senior Notes, the “Senior Notes”). The Company used the proceeds of the offering of the Senior Notes to repay a portion of the amounts outstanding under its Senior Secured Credit Facilities. The Senior Notes were issued pursuant to a base indenture, each dated as of August 14, 2023, between the Company and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), as supplemented by a 2028 Supplemental Indenture No. 1 with respect to the 2028 Senior Notes and a 2033 Senior Notes Supplemental Indenture No. 1 with respect to the 2033 Senior Notes, each dated as of August 14, 2023, between the Company and the Trustee (collectively, the “Indenture”). The interest payment dates for the Senior Notes are February 14 and August 14 of each year, with interest payable in arrears.
The Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other senior unsecured indebtedness, senior in right of payment to all of the Company’s subordinated indebtedness, and effectively junior to all of the indebtedness and other liabilities of the Company’s subsidiaries (including the obligations of the Company’s subsidiaries under the Senior Secured Credit Facilities and to all of the Company’s secured indebtedness (including the Company’s obligations under the Senior Secured Credit Facilities) to the extent of the value of the assets securing such secured indebtedness.
Prior to (i) July 14, 2028, in the case of the 2028 Senior Notes, and (ii) May 14, 2033, in the case of the 2033 Senior Notes, the Company may redeem the Senior Notes of a series at its option, in whole or in part, at any time from time to time, at a “make-whole” premium, plus accrued and unpaid interest thereon to, but not including, the redemption date. On or after (i) July 14, 2028, in the case of the 2028 Senior Notes, and (ii) May 14, 2033, in the case of the 2033 Senior Notes, the Company may redeem the Senior Notes of a series at its option, in whole or in part, at any time from time to time, at a price equal to 100% of the principal amount of the Senior Notes of such series to be redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date. If the Company experiences certain types of change of control transactions, the Company must offer to repurchase the Senior Notes at 101% of the aggregate principal amount of the Senior Notes repurchased (or such higher amount as the Company may determine) plus accrued and unpaid interest thereon to, but not including, the date of repurchase.
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
In April 2022, the Company and its lenders executed Amendment No. 8 to the Credit Agreement, the primary purpose of which was to change the reference rate for existing and new borrowings under the Credit Agreement by replacing LIBOR with the Secured Overnight Financing Rate.
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
In August 2023, the Company repaid a portion of the Dollar Term Loan B which resulted in the write-off of unamortized discounts and debt issuance costs of $12.6 million, which was recognized in “Loss on extinguishment of debt” in the Consolidated Statements of Operations.
As of December 31, 2023, the aggregate amount of commitments under the Revolving Credit Facility was $2,000.0 million and the capacity under the Revolving Credit Facility to issue letters of credit was $400.0 million. As of December 31, 2023, the Company had no outstanding borrowings, no outstanding letters of credit under the New Revolving Credit Facility and unused availability of $2,000.0 million.
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
Fair Value of Debt
The fair value of the Company's debt instruments at December 31, 2023 was $2.8 billion. The Company measures the fair value of its debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. See Note 20, "Fair Value Measurements" for information on the fair value hierarchy.
Total Debt Maturities
Total debt maturities for the five years subsequent to December 31, 2023 and thereafter are $30.6 million, $30.0 million, $29.7 million, $1,157.3 million, $501.5 million and $1,007.8 million, respectively.
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

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2023	2022	2023	2022	2023	2022
Reconciliation of Benefit Obligations:
Beginning balance	$319.8	$441.8	$247.5	$396.2	$21.0	$28.7
Service cost	0.1	4.4	2.6	3.3	—	—
Interest cost	15.7	11.3	11.1	5.9	0.9	0.7
Plan amendments	—	—	0.3	—	—	—
Actuarial losses (gains)(1)	6.0	(105.0)	3.3	(112.0)	(1.0)	(5.0)
Benefit payments	(16.1)	(26.5)	(13.6)	(11.2)	(2.7)	(3.3)
Plan settlements	(31.5)	(6.2)	—	—	—	—
Effect of foreign currency exchange rate changes	—	—	12.0	(34.7)	0.1	(0.1)
Benefit obligations ending balance	$294.0	$319.8	$263.2	$247.5	$18.3	$21.0
Reconciliation of Fair Value of Plan Assets:
Beginning balance	$263.6	$384.7	$196.4	$297.7
Actual return on plan assets	18.7	(92.5)	6.7	(66.9)
Employer contributions	2.8	4.1	6.6	5.9
Benefit payments	(16.1)	(26.5)	(13.6)	(11.2)
Plan settlements	(31.5)	(6.2)	—	—
Effect of foreign currency exchange rate changes	—	—	9.9	(29.1)
Fair value of plan assets ending balance	$237.5	$263.6	$206.0	$196.4

Funded Status as of Period End	$(56.5)	$(56.2)	$(57.2)	$(51.1)	$(18.3)	$(21.0)
(1)Actuarial losses (gains) primarily resulted from changes in discount rates.
Amounts recognized as a component of accumulated other comprehensive income (loss) as of December 31, 2023 and 2022 that have not been recognized as a component of net periodic benefit cost are presented in the following table.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2023	2022	2023	2022	2023	2022
Net actuarial gains	$(11.0)	$(11.8)	$(1.1)	$(10.4)	$(4.3)	$(4.4)
Prior service cost	—	—	2.9	2.6	0.1	0.1
Amounts included in accumulated other comprehensive income (loss)	$(11.0)	$(11.8)	$1.8	$(7.8)	$(4.2)	$(4.3)
Pension and other postretirement benefit liabilities and assets are included in the following captions in the Consolidated Balance Sheets as of December 31, 2023 and 2022.

	2023	2022
Other assets	$18.8	$17.8
Accrued liabilities	(6.2)	(9.1)
Pension and other postretirement benefits	(144.6)	(137.0)

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2023 and 2022.

	U.S. Pension Plans		Non-U.S. Pension Plans
	2023	2022	2023	2022
Projected benefit obligations	$294.0	$319.8	$105.4	$96.2
Accumulated benefit obligation	294.0	319.8	86.4	81.1
Fair value of plan assets	237.5	263.6	17.0	17.3
The accumulated benefit obligation for all U.S. defined benefit pension plans was $294.0 million and $319.8 million as of December 31, 2023 and 2022, respectively. The accumulated benefit obligation for all non-U.S. defined benefit pension plans was $254.8 million and $237.1 million as of December 31, 2023 and 2022, respectively.
The following tables provide the components of net periodic benefit cost (income) and other amounts recognized in other comprehensive income (loss), before income tax effects, for the years ended December 31, 2023, 2022 and 2021.

	U.S. Pension Plans
	2023	2022	2021
Net Periodic Benefit Cost:
Service cost	$0.1	$4.4	$5.3
Interest cost	15.7	11.3	10.8
Expected return on plan assets	(13.2)	(13.0)	(12.2)
Amortization of net actuarial loss	0.1	—	—
Net periodic benefit cost	2.7	2.7	3.9
Gain due to settlement	(0.4)	(0.5)	(0.6)
Total net periodic benefit cost recognized	$2.3	$2.2	$3.3
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial loss (gain)	$0.5	$0.4	$(12.5)
Amortization of net actuarial gain	0.3	0.5	0.6
Total recognized in other comprehensive income (loss)	$0.8	$0.9	$(11.9)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$3.1	$3.1	$(8.6)

	Non-U.S. Pension Plans
	2023	2022	2021
Net Periodic Benefit Cost (Income):
Service cost	$2.6	$3.3	$4.3
Interest cost	11.1	5.9	4.6
Expected return on plan assets	(11.0)	(11.8)	(12.2)
Amortization of prior service cost	0.1	0.1	0.2
Amortization of net actuarial loss	(1.7)	0.3	4.9
Total net periodic benefit cost (income) recognized	$1.1	$(2.2)	$1.8
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial loss (gain)	$7.5	$(33.3)	$(43.3)
Amortization of net actuarial gain (loss)	1.7	(0.3)	(4.9)
Prior service cost	0.3	—	—
Amortization of prior service cost	(0.1)	(0.1)	(0.2)
Effect of foreign currency exchange rate changes	0.3	(3.2)	(1.4)
Total recognized in other comprehensive income (loss)	$9.7	$(36.9)	$(49.8)
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$10.8	$(39.1)	$(48.0)

	Other Postretirement Benefits
	2023	2022	2021
Net Periodic Benefit Cost (Income):
Interest cost	$0.9	$0.7	$0.6
Amortization of prior service cost	0.1	—	0.1
Amortization of net actuarial loss	(1.1)	—	0.1
Total net periodic benefit cost (income) recognized	$(0.1)	$0.7	$0.8
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial gain	$(1.0)	$(5.0)	$(1.6)
Amortization of net actuarial loss	1.1	—	(0.1)
Prior service cost	—	—	1.9
Amortization of prior service cost	(0.1)	—	(0.1)
Total recognized in other comprehensive income (loss)	$—	$(5.0)	$0.1
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$(0.1)	$(4.3)	$0.9
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
The following actuarial assumptions were used to determine net periodic benefit cost (income) and benefit obligations for the years ended December 31, 2023, 2022 and 2021.

	U.S. Pension Plans			Non-U.S. Pension Plans
	2023	2022	2021	2023	2022	2021
Weighted-average actuarial assumptions used to determine net periodic benefit cost:
Discount rate	5.2%	2.7%	2.4%	4.5%	1.6%	1.1%
Expected long-term rate of return on plan assets	5.4%	3.5%	3.2%	5.5%	4.4%	4.3%
Rate of compensation increases	N/A	3.0%	3.0%	4.3%	4.3%	3.1%
Weighted-average actuarial assumptions used to determine benefit obligations:
Discount rate	5.0%	5.2%	2.7%	4.2%	4.5%	1.6%
Rate of compensation increases	N/A	N/A	3.0%	5.0%	4.3%	4.3%
The following actuarial assumptions were used to determine other postretirement benefit plans costs and obligations for the years ended December 31, 2023, 2022 and 2021.

	Other Postretirement Benefits
	2023	2022	2021
Discount rate used to determine net periodic benefit cost	4.9% - 5.2%	2.4% - 3.0%	1.8% - 2.4%
Discount rate used to determine benefit obligations	4.9% - 5.1%	4.9% - 5.2%	2.4% - 3.0%
Weighted-average actuarial assumptions used to determine other postretirement benefit plans costs and obligations:
Healthcare cost trend rate assumed for next year	6.8%	6.8%	6.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.4%	4.5%	4.5%
Year that the date reaches the ultimate trend rate	2035	2034	2034

The following table reflects the estimated benefit payments for the next five years and for the years 2029 through 2033. The estimated benefit payments for the non-U.S. pension plans were calculated using foreign exchange rates as of December 31, 2023.

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans
2024	$26.2	$13.8	$2.5
2025	23.9	14.8	2.3
2026	23.3	15.0	2.1
2027	22.6	14.7	2.0
2028	22.4	15.4	1.8
Aggregate 2029-2033	105.6	85.0	6.7
In 2024, the Company expects to contribute $5.1 million to the U.S. pension plans, $6.7 million to the non-U.S. pension plans, and $2.5 million to the other postretirement benefit plans.
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
The Company’s primary pension plans are in the U.S. and UK which together comprise 79% of the total benefit obligations and 90% of total plan assets as of December 31, 2023. The following table presents the long-term target allocations for these plans as of December 31, 2023.

	U.S. Plans	UK Plan
Asset category:
Equity	13%	18%
Fixed income	84%	72%
Real estate and other	3%	10%
Total	100%	100%

Fair Value Measurements
The following tables present the fair values of the Company’s pension plan assets as of December 31, 2023 and 2022 by asset category within the ASC 820 hierarchy (as defined in Note 20 “Fair Value Measurements”).

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV (5)	Total
Asset Category
Cash and cash equivalents(1)	$7.1	$—	$—	$—	$7.1
Equity funds:
U.S. small-cap	—	—	—	3.7	3.7
U.S. large-cap	—	2.0	—	17.5	19.5
International equity(2)	14.2	10.5	—	17.2	41.9
Total equity funds	14.2	12.5	—	38.4	65.1
Fixed income funds:
Corporate bonds - international	—	26.9	—	15.8	42.7
UK index-linked gilts	—	78.7	—	—	78.7
U.S. fixed income - government securities	—	—	—	43.2	43.2
U.S. fixed income - short duration	—	—	—	1.3	1.3
U.S. fixed income - intermediate duration	—	—	—	30.9	30.9
U.S. fixed income - long corporate	—	—	—	122.3	122.3
Global fixed income	—	—	—	7.2	7.2
Total fixed income funds	—	105.6	—	220.7	326.3
Other types of investments:
International real estate(3)	—	15.4	—	—	15.4
Other(4)		—	29.6	—	29.6
Total	$21.3	$133.5	$29.6	$259.1	$443.5

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV (5)	Total
Asset Category
Cash and cash equivalents(1)	$3.2	$—	$—	$—	$3.2
Equity funds:
U.S. small-cap	—	—	—	3.8	3.8
U.S. large-cap	—	3.9	—	18.5	22.4
International equity(2)	20.1	16.9	—	27.5	64.5
Total equity funds	20.1	20.8	—	49.8	90.7
Fixed income funds:
Corporate bonds - international	—	44.6	—	7.6	52.2
UK index-linked gilts	—	41.6	—	—	41.6
U.S. fixed income - government securities	—	—	—	33.1	33.1
U.S. fixed income - short duration	—	—	—	1.8	1.8
U.S. fixed income - intermediate duration	—	—	—	50.3	50.3
U.S. fixed income - long corporate	—	—	—	135.7	135.7
Global fixed income	—	—	—	8.0	8.0
Total fixed income funds	—	86.2	—	236.5	322.7
Other types of investments:
International real estate(3)	—	16.6	—	—	16.6
Other(4)		—	26.8	—	26.8
Total	$23.3	$123.6	$26.8	$286.3	$460.0
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
Defined Contribution Plans
The Company also sponsors defined contribution plans at various locations throughout the world. Benefits are determined and funded regularly based on terms of the plans or as stipulated in a collective bargaining agreement. The Company’s full-time salaried and hourly employees in the U.S. are eligible to participate in Company-sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401(k) of the Internal Revenue Code. The Company’s contributions to the savings plans are in the form of cash. The Company’s total contributions to all worldwide defined contribution plans for the years ended December 31, 2023, 2022, and 2021 were $47.0 million, $46.6 million and $40.6 million, respectively.
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

Note 13:    Stockholders’ Equity and Noncontrolling Interests
Stockholders’ Equity
As of December 31, 2023 and 2022, 1,000,000,000 shares of voting common stock were authorized. Shares of common stock outstanding were 403,347,394 and 405,117,710 as of December 31, 2023 and 2022, respectively. The Company is governed by the General Corporation Law of the State of Delaware. All authorized shares of voting common stock have a par value of $0.01. Shares of common stock reacquired are considered issued and reported as Treasury shares.
Noncontrolling Interests
The Company has a controlling interest of approximately 75% of the common shares of Ingersoll-Rand India Limited. The remaining shares are owned by unaffiliated shareholders and traded on India stock exchanges regulated by Securities and Exchange Board of India.
Share Repurchase Program
On August 24, 2021, the Board of Directors of Ingersoll Rand authorized a share repurchase program pursuant to which the Company may repurchase up to $750.0 million of its common stock (the “2021 Repurchase Program”). Under the repurchase program, Ingersoll Rand is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with all applicable securities laws and regulations, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
For the year ended December 31, 2023, the Company repurchased 3,963,243 shares under the 2021 Repurchase Program at a weighted average price of $62.98 per share for an aggregate value of $249.6 million.
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

The before tax income (loss) and related income tax effect are as follows.

	Foreign Currency Translation Adjustments, Net	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2020	$74.6	$—	$(60.4)	$14.2
Before tax income (loss)	(119.9)	—	61.6	(58.3)
Income tax effect	16.9	—	(12.9)	4.0
Other comprehensive income (loss)	(103.0)	—	48.7	(54.3)
Divestiture of foreign subsidiaries	(1.5)	—	—	(1.5)
Balance as of December 31, 2021	$(29.9)	$—	$(11.7)	$(41.6)
Before tax income (loss)	(237.1)	21.3	41.0	(174.8)
Income tax effect	(15.8)	(5.3)	(14.2)	(35.3)
Other comprehensive income (loss)	(252.9)	16.0	26.8	(210.1)
Balance as of December 31, 2022	$(282.8)	$16.0	$15.1	$(251.7)
Before tax income (loss)	23.0	(5.1)	(10.5)	7.4
Income tax effect	11.8	1.3	3.6	16.7
Other comprehensive income (loss)	34.8	(3.8)	(6.9)	24.1
Balance as of December 31, 2023	$(248.0)	$12.2	$8.2	$(227.6)
The tables above include only the other comprehensive income (loss), net of tax, attributable to Ingersoll Rand Inc. Other comprehensive income (loss), net, attributable to noncontrolling interest holders was $1.7 million, $(7.2) million and $(2.3) million for the years ended December 31, 2023, 2022 and 2021, respectively, and related entirely to foreign currency translation adjustments.
Changes in accumulated other comprehensive income (loss) by component for the periods described below are presented in the following table(1).

	Foreign Currency Translation Adjustments, Net	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2020	$74.6	$—	$(60.4)	$14.2
Other comprehensive income (loss) before reclassifications	(103.0)	—	45.2	(57.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	3.5	3.5
Other comprehensive income (loss)	(103.0)	—	48.7	(54.3)
Divestiture of foreign subsidiaries	(1.5)	—	—	(1.5)
Balance as of December 31, 2021	$(29.9)	$—	$(11.7)	$(41.6)
Other comprehensive income (loss) before reclassifications	(244.3)	13.9	26.9	(203.5)
Amounts reclassified from accumulated other comprehensive income (loss)	(8.6)	2.1	(0.1)	(6.6)
Other comprehensive income (loss)	(252.9)	16.0	26.8	(210.1)
Balance as of December 31, 2022	$(282.8)	$16.0	$15.1	$(251.7)
Other comprehensive income (loss) before reclassifications	49.0	7.9	(4.7)	52.2
Amounts reclassified from accumulated other comprehensive income (loss)	(14.2)	(11.7)	(2.2)	(28.1)
Other comprehensive income (loss)	34.8	(3.8)	(6.9)	24.1
Balance as of December 31, 2023	$(248.0)	$12.2	$8.2	$(227.6)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	2023	2022	2021	Affected Line(s) in the Statement Where Net Income is Presented
Cash flow hedges	$(15.6)	$2.8	$—	Interest expense
Benefit for income taxes	3.9	(0.7)	—	Benefit for income taxes
Cash flow hedges, net of tax	$(11.7)	$2.1	$—

Net investment hedges	$(19.0)	$(11.5)	$—	Interest expense
Provision for income taxes	4.8	2.9	—	Benefit for income taxes
Net investment hedges, net of tax	$(14.2)	$(8.6)	$—

Amortization of defined benefit pension and other postretirement benefit items(1)	$(2.9)	$(0.1)	$4.7	Cost of sales and Selling and administrative expenses
Benefit for income taxes	0.7	—	(1.2)	Benefit for income taxes
Amortization of defined benefit pension and other postretirement benefit items, net of tax	$(2.2)	$(0.1)	$3.5

Total reclassifications for the period	$(28.1)	$(6.6)	$3.5
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
Disaggregation of Revenue
The following table provides disaggregated revenue by reportable segment for the years ended December 31, 2023 and 2022.

	Industrial Technologies and Services		Precision and Science Technologies		Total
	2023	2022	2023	2022	2023	2022
Primary Geographic Markets
United States	$2,328.0	$1,900.3	$567.2	$550.1	$2,895.2	$2,450.4
Other Americas	373.1	320.5	29.0	29.7	402.1	350.2
Total Americas	2,701.1	2,220.8	596.2	579.8	3,297.3	2,800.6
EMEIA	1,800.8	1,442.8	466.7	434.5	2,267.5	1,877.3
Asia Pacific	1,130.9	1,041.5	180.4	196.9	1,311.3	1,238.4
Total	$5,632.8	$4,705.1	$1,243.3	$1,211.2	$6,876.1	$5,916.3

Product Categories
Original equipment(1)	$3,425.9	$2,852.5	$990.9	$980.3	$4,416.8	$3,832.8
Aftermarket(2)	2,206.9	1,852.6	252.4	230.9	2,459.3	2,083.5
Total	$5,632.8	$4,705.1	$1,243.3	$1,211.2	$6,876.1	$5,916.3

Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$5,147.2	$4,314.3	$1,236.2	$1,204.1	$6,383.4	$5,518.4
Revenue recognized over time(4)	485.6	390.8	7.1	7.1	492.7	397.9
Total	$5,632.8	$4,705.1	$1,243.3	$1,211.2	$6,876.1	$5,916.3
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
As of December 31, 2023, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $683.5 million in the next twelve months and $596.4 million in periods thereafter. The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time and service contracts with an original duration greater than one year.

Contract Balances
The following table provides the contract balances as of December 31, 2023 and 2022 presented in the Consolidated Balance Sheets.

	December 31, 2023	December 31, 2022
Accounts receivable, net	$1,234.2	$1,122.0
Contract assets	85.6	70.6
Contract liabilities - current	331.2	305.6
Contract liabilities - noncurrent	1.0	1.1
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
Contract liabilities – Advance payments received from customers for contracts for which revenue is not yet recognized. Contract liability balances are generally recognized in revenue within twelve months. Of the $306.7 million in contract liabilities as of December 31, 2022, we recognized substantially all as revenue in the year ended December 31, 2023.
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
Note 16:    Income Taxes
Income before income taxes for the years ended December 31, 2023, 2022 and 2021 consisted of the following.

	2023	2022	2021
U.S.	$356.0	$267.5	$121.3
Non-U.S.	675.1	474.7	391.7
Income before income taxes	$1,031.1	$742.2	$513.0

The following table details the components of the Provision (benefit) for income taxes for the years ended December 31, 2023, 2022 and 2021.

	2023	2022	2021
Current:
U.S. federal	$111.5	$66.5	$(33.1)
U.S. state and local	23.7	21.5	5.8
Non-U.S.	181.7	147.4	109.1
Deferred:
U.S. federal	(44.0)	(37.3)	(19.5)
U.S. state and local	(6.9)	(5.5)	(0.9)
Non-U.S.	(26.0)	(43.0)	(83.2)
Provision (benefit) for income taxes	$240.0	$149.6	$(21.8)
Certain prior period amounts within this Note have been reclassified to conform to the current period presentation.
The U.S. federal corporate statutory rate is reconciled to the Company’s effective income tax rate for the years ended December 31, 2023, 2022 and 2021 as follows.

	2023	2022	2021
U.S. federal corporate statutory rate	21.0%	21.0%	21.0%
State and local taxes, less federal tax benefit	1.3	2.0	1.1
Net effects of foreign tax rate differential	1.8	1.5	1.0
Withholding tax	1.5	2.1	3.0
Repatriation cost	(2.0)	(3.2)	1.4
Global Intangible Low-Tax Income (“GILTI”)	0.7	0.3	2.3
ASC 740-30 (formerly APB 23)	1.7	1.9	2.9
Valuation allowance changes	1.7	0.5	(5.4)
Uncertain tax positions	0.9	0.2	(1.3)
Equity compensation	(0.6)	(0.6)	(2.5)
Nondeductible acquisition costs	0.4	0.4	0.4
Foreign Derived Intangible Income (“FDII”) deduction	(1.4)	(1.6)	(3.2)
Tax credits	(0.7)	(1.1)	(0.8)
Income not subject to tax	(1.6)	(3.5)	(3.3)
Utilization of capital loss	—	—	(9.1)
Non-U.S. deferred change related to asset sales	—	—	(8.0)
Return to provision adjustment	0.1	—	(1.3)
Other, net	(1.5)	0.3	(2.4)
Effective income tax rate	23.3%	20.2%	(4.2)%

The principal items that gave rise to deferred income tax assets and liabilities as of December 31, 2023 and 2022 are as follows.

	2023	2022
Deferred Tax Assets:
Reserves and accruals	$80.1	$78.5
Allowance for credit losses	7.8	7.4
Inventory reserve	5.9	4.9
Pension and postretirement benefit plans	25.3	25.4
Tax loss carryforwards	81.3	107.2
Deferred taxes recorded in other comprehensive income	13.4	0.1
Foreign tax credit carryforwards	57.9	53.8
Other	32.2	31.8
Total deferred tax assets	303.9	309.1
Valuation allowance	(115.7)	(107.3)
Deferred Tax Liabilities:
LIFO inventory	(20.2)	(21.8)
Investment in partnership	(35.7)	(36.3)
Property, plant and equipment	(42.5)	(36.0)
Intangible assets	(635.4)	(663.6)
Unremitted foreign earnings	(35.5)	(32.4)
Total deferred tax liabilities	(769.3)	(790.1)
Net deferred income tax liability	$(581.1)	$(588.3)
The Company believes that it is more likely than not that it will realize its deferred tax assets through the reduction of future taxable income, other than for the deferred tax assets reflected below. Tax attributes and related valuation allowances as of December 31, 2023 were as follows.

	Tax Benefit	Valuation Allowance	Carryforward Period Ends
Tax Attributes to be Carried Forward
U.S. federal net operating loss	$0.1	$(0.1)	2031- 2037
U.S. federal capital loss	0.6	(0.6)	2028
U.S. federal tax credit	57.9	(57.9)	2024-2033
Alternative minimum tax credit	0.5	(0.1)	Unlimited
U.S. state and local net operating losses	2.7	—	2026-2041
U.S. state capital loss	0.3	(0.1)	2028
Non U.S. net operating losses	62.8	(38.5)	Unlimited
Non U.S. capital losses	0.6	(0.6)	Unlimited
Excess interest	14.2	(14.0)	Unlimited
Other deferred tax assets	3.8	(3.8)	Unlimited
Total tax carryforwards	$143.5	$(115.7)
A reconciliation of the changes in the valuation allowance for deferred tax assets for the years ended December 31, 2023, 2022 and 2021 are as follows.

	2023	2022	2021
Beginning balance	$107.3	$106.4	$140.6
Charged to tax expense	6.4	3.1	(27.6)
Charged to other accounts	2.0	(2.2)	(6.6)
Ending balance	$115.7	$107.3	$106.4
Total unrecognized tax benefits were $19.1 million, $10.8 million and $21.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. The net increase in this balance primarily relates to current year additions to previously established reserves. Included in total unrecognized benefits at December 31, 2023 is $19.1 million of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized. The balance of total unrecognized tax benefits is not expected to significantly increase or decrease within the next twelve months. Below is a tabular reconciliation of the changes in total unrecognized tax benefits during the years ended December 31, 2023, 2022 and 2021.

	2023	2022	2021
Beginning balance	$10.8	$21.1	$27.8
Gross increases for tax positions of prior years	0.4	0.4	0.8
Gross decreases for tax positions of prior years	—	(3.7)	—
Gross increases for tax positions of current year	7.9	4.1	5.3
Settlements	—	(9.9)	—
Lapse of statute of limitations	(0.2)	(0.1)	(11.8)
Changes due to currency fluctuations	0.2	(1.1)	(1.0)
Ending balance	$19.1	$10.8	$21.1
The Company includes interest expense and penalties related to unrecognized tax benefits as part of the provision for income taxes. The Company’s income tax liabilities at December 31, 2023 and 2022 include accrued interest and penalties of $2.0 million and $1.1 million, respectively.
The statutes of limitations for U.S. Federal tax returns are open beginning with the 2020 tax year, and state returns are open beginning with the 2014 tax year. The Company was notified during 2023 of a U.S. Federal income tax audit for the tax year 2020.
The Company is subject to income tax in 49 jurisdictions outside the U.S. The statute of limitations varies by jurisdiction with 2013 being the oldest year still open. The Company’s significant operations outside the U.S. are located in the United Kingdom, Germany, China, Ireland, Switzerland, and Singapore. In Germany, a tax audit covering tax years 2015-2019 was closed in Q3 2023. Note that any other liabilities arising from pre-merger tax years for legacy Ingersoll Rand Industrial entities would be similarly indemnified.
The Company does not assert the ASC 740-30 (formerly APB 23) indefinite reinvestment of the Company’s historical non-U.S. earnings or future non-U.S. earnings. The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States. The Company’s deferred income tax liability as of December 31, 2023 was $35.5 million.
Note 17:    Leases
The components of lease expense for the years ended December 31, 2023 and 2022 are as follows.

	2023	2022
Operating lease cost	$53.7	$45.8

Finance lease cost
Amortization of right-of-use assets	$1.5	$1.5
Interest on lease liabilities	0.9	1.0
Total finance lease cost	$2.4	$2.5

Short-term lease cost	$1.9	$4.3
Supplemental cash flow information related to leases for the years ended December 31, 2023 and 2022 is as follows.

	2023	2022
Supplemental Cash Flows Information
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from operating leases	$53.7	$47.0
Operating cash flows from finance leases	1.0	1.0
Financing cash flows from finance leases	1.2	1.2
Leased Assets Obtained in Exchange for New Operating Lease Liabilities	62.5	63.2

Supplemental balance sheet information related to leases is as follows.

	December 31, 2023	December 31, 2022
Operating leases
Other assets	$164.4	$126.9

Accrued liabilities	$41.6	$39.6
Other liabilities	116.9	80.4
Total operating lease liabilities	$158.5	$120.0

Finance Leases
Property, plant and equipment	$12.3	$13.7

Short-term borrowings and current maturities of long-term debt	$1.3	$1.2
Long-term debt, less current maturities	13.6	14.9
Total finance lease liabilities	$14.9	$16.1

Weighted Average Remaining Lease Term (in years)
Operating leases	5.1	4.5
Finance leases	10.3	11.1

Weighted Average Discount Rate
Operating leases	3.6%	2.9%
Finance leases	6.4%	6.4%
Maturities of lease liabilities as of December 31, 2023 are as follows.

	Operating Leases	Finance Leases
2024	$47.2	$2.2
2025	39.5	2.0
2026	32.0	2.0
2027	20.9	2.0
2028	13.7	2.1
Thereafter	28.4	10.6
Total lease payments	$181.7	$20.9
Less imputed interest	(23.2)	(6.0)
Total	$158.5	$14.9
Note 18:    Stock-Based Compensation Plans
The Company has outstanding stock-based compensation awards granted under the 2013 Stock Incentive Plan (“2013 Plan”) and the 2017 Omnibus Incentive Plan, (as amended by the First Amendment, dated April 27, 2021, “2017 Plan”). Following the Company’s initial public offering, the Company grants stock-based compensation awards pursuant to the 2017 Plan and ceased granting new awards pursuant to the 2013 Plan.
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

2013 Stock Incentive Plan
The Company adopted the 2013 Plan on October 14, 2013 as amended on April 27, 2015 under which the Company had the ability to grant stock-based compensation awards to employees, directors and advisors. The total number of shares available for grant under the 2013 Plan and reserved for issuance was 20.9 million shares. All stock options were granted to employees, directors and advisors with an exercise price equal to the fair value of the Company’s per share common stock at the date of grant. Stock option awards vested over either five years, four years, or three years with 50% of each award vesting based on time and 50% of each award vesting based on the achievement of certain financial targets.
Stock-Based Compensation Expense
Stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021 are included in “Cost of sales” and “Selling and administrative expenses” in the Consolidated Statements of Operations and are as follows.

	2023	2022	2021
Stock-based compensation expense recognized in:
Continuing operations	$51.9	$78.9	$87.2
Discontinued operations	—	—	10.9
Total stock-based compensation expense	$51.9	$78.9	$98.1
Stock-Based Compensation Expense - Continuing Operations
For the year ended December 31, 2023, the $51.9 million of stock-based compensation expense included expense for equity awards granted under the 2013 Plan and 2017 Plan of $51.1 million and an increase in the liability for stock appreciation rights (“SAR”) of $0.8 million.
For the year ended December 31, 2022, the $78.9 million of stock-based compensation expense included expense for equity awards granted under the 2013 Plan and 2017 Plan of $80.0 million and a decrease in the liability for SARs of $1.1 million. Of the $80.0 million of expense for equity awards granted under the 2013 Plan and 2017 Plan, $39.5 million related to the $150 million equity grant to nearly 16,000 employees worldwide announced in the third quarter of 2020.
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
As of December 31, 2023, there was $104.8 million of total unrecognized compensation expense related to outstanding stock option, restricted stock unit and performance share unit awards granted to employees and non-employee directors, as well as 400,000 conditional stock options awarded during the third quarter of 2022 to our Chairman and CEO in which the service date precedes the grant date, and will be granted upon achievement of certain performance targets. These 400,000 stock options have not been included in the Stock Option Awards section below since the grant date has not occurred.
SARs, granted under the 2013 Plan, were settled in cash and were accounted for as liability awards. As of December 31, 2023, there were no SARs outstanding. As of December 31, 2022, a liability of $3.3 million for SARs was included in “Accrued liabilities” in the Consolidated Balance Sheets.
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
Stock Option Awards
A summary of the Company’s stock option (including SARs) activity for the year ended December 31, 2023 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Exercise Price (per share)	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value of In-The-Money Options (in millions)
Outstanding at December 31, 2022	6,383	$25.22
Granted	763	58.11
Exercised or Settled	(1,662)	18.61
Forfeited	(199)	50.31
Expired	(3)	41.52
Outstanding at December 31, 2023	5,282	31.09	5.3	$244.3

Vested at December 31, 2023	3,644	22.45	3.9	$200.0
The per-share weighted average grant date fair value of stock options granted during the years ended December 31, 2023, 2022 and 2021 was $25.28, $21.24 and $18.06, respectively.
The intrinsic value of stock options exercised was $75.0 million, $27.7 million and $53.5 million during the years ended December 31, 2023, 2022 and 2021, respectively.
The following assumptions were used to estimate the fair value of options granted during the years ended December 31, 2023, 2022 and 2021.

	2023	2022	2021
Expected life of options (in years)	6.3 - 7.5	6.3	6.3
Risk-free interest rate	3.8% - 4.6%	1.9% - 3.9%	0.9% - 1.3%
Assumed volatility	35.6% - 36.6%	37.1% - 38.3%	38.6% - 39.4%
Expected dividend rate	0.1%	0.1% - 0.2%	0.0% - 0.1%
Restricted Stock Unit Awards
Restricted stock units are typically granted in the first quarter of the year to employees and non-employee directors based on the market price of the Company’s common stock on the grant date and recognized in compensation expense over the vesting period. Eligible employees were also granted restricted stock units, during the third quarter of 2020, that vested ratably over two years, subject to the passage of time and the employee’s continued employment during such period. In some instances, such as death, awards may vest concurrently with or following an employee’s termination.
A summary of the Company’s restricted stock unit activity for the year ended December 31, 2023 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2022	1,005	$43.50
Granted	451	59.22
Vested	(378)	37.51
Forfeited	(121)	52.03
Non-vested as of December 31, 2023	957	52.18
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
A summary of the Company’s performance stock unit activity for the year ended December 31, 2023 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2022	1,539	$44.99
Granted	149	75.52
Change in units based on performance	222	29.72
Vested	(444)	29.72
Forfeited	(86)	64.42
Non-vested as of December 31, 2023	1,380	49.53
The following assumptions were used to estimate the fair value of performance share units granted during the year ended December 31, 2023, 2022 and 2021 using the Monte Carlo simulation pricing model.

	2023	2022	2021
Expected term (in years)	2.9	2.9 - 5.0	2.9
Risk-free interest rate	4.4%	1.7% - 3.4%	0.2%
Assumed volatility	31.8%	35.0% - 36.4%	36.9%
Expected dividend rate	0.1%	0.2%	0.0%
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
The Company’s exposure to interest rate risk results primarily from its variable-rate borrowings. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by using interest rate derivatives as cash flow hedges of variable rate debt in order to adjust the relative fixed and variable proportion.
A substantial portion of the Company’s operations is conducted by its subsidiaries outside of the United States in currencies other than the USD. Almost all of the Company’s non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. The USD, the EUR, GBP, Chinese Renminbi, and Indian rupee are the principal currencies in which the Company and its subsidiaries enter into transactions. The Company is exposed to the impacts of changes in foreign currency exchange rates on the translation of its non-U.S. subsidiaries’ assets, liabilities and earnings into

USD. The Company manages this exposure by having certain U.S. subsidiaries borrow in currencies other than the USD or utilizing cross-currency interest rate swaps as net investment hedges.
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
Derivative Instruments
The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheets as of December 31, 2023 and 2022.

	December 31, 2023
	Derivative Classification	Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash flow	$528.5	$8.2	$1.2	$—	$—
Cross-currency interest rate swap contracts	Net investment	1,054.2	15.7	—	—	63.1

	December 31, 2022
	Derivative Classification	Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash flow	$528.5	$8.8	$5.3	$—	$—
Interest rate cap contracts	Cash flow	1,000.0	8.3	9.8	—	—
Cross-currency interest rate swap contracts	Net investment	1,054.2	17.7	—	—	28.7
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair value	$7.3	$—	$—	$—	$—
Foreign currency forwards	Fair value	15.8	—	—	—	—
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
There were no off-balance sheet derivative instruments as of December 31, 2023 or 2022.
Interest Rate Swap and Cap Contracts Designated as Cash Flow Hedges
As of December 31, 2023, the Company was the fixed rate payor on two interest rate swap contracts that effectively fix the SOFR-based index used to determine the interest rates charged on a total of $528.5 million of the Company’s SOFR-based variable rate borrowings. These contracts carry a fixed rate of 3.2% and expire in 2025. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted SOFR-based interest payments. Based on SOFR-based swap yield curves as of December 31, 2023, the Company expects to reclassify gains of $8.2 million out of accumulated other comprehensive income (“AOCI”) into earnings during the next 12 months.
The Company was previously a party to interest rate cap contracts that effectively limited the SOFR-based interest rates charged on a portion of the Company’s variable rate borrowings to 4.0%. The Company and its counterparties terminated these contracts in August 2023. Prior to their termination, these cap contracts qualified as hedging instruments and were designated as cash flow hedges of forecasted interest payments. These forecasted interest payments are still expected to occur as specified in the Company’s hedge designations; therefore, the unrecognized gain at the time of termination will be reclassified into earnings over the remaining period of original term of the contracts, ending in June 2025. The unrecognized gain remaining in AOCI as of December 31, 2023 was $6.6 million, of which $5.2 million is expected to be reclassified into earnings during the next 12 months.
Gains on derivatives designated as cash flow hedges included in the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021 are presented in the table below.

	2023	2022	2021
Gain recognized in OCI on derivatives	$10.5	$18.3	$—
Gain (loss) reclassified from AOCI into income (effective portion)(1)	15.6	(2.8)	—
(1)Gains (losses) on derivatives reclassified from AOCI into income were included in “Interest expense” in the Consolidated Statements of Operations.
Cross-Currency Interest Rate Swap Contracts Designated as Net Investment Hedges
As of December 31, 2023, the Company was the fixed rate payor on two cross-currency interest rate swap contracts that replace a fixed rate of 3.2% on a total of $528.5 million with a fixed rate of 1.6% on a total of €500.0 million. These contracts expire in 2025. These contracts have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
As of December 31, 2023, the Company was party to three cross-currency interest rate swap contracts where we receive SOFR on a total of $525.7 million and pay EURIBOR on a total of €500.0 million. These contracts expire in 2025. These contracts have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
Gains (losses) on derivatives designated as net investment hedges included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021 are presented in the table below.

	2023	2022	2021
Gain (loss) recognized in OCI on derivatives	$(17.5)	$0.6	$—
Gain reclassified from AOCI into income (effective portion)(1)	19.0	11.5	—
(1)Gains (losses) on derivatives reclassified from AOCI into income were included in “Interest expense” in the Consolidated Statements of Operations.
Foreign Currency Forwards Not Designated as Hedging Instruments
The Company had no foreign currency forward contracts outstanding as of December 31, 2023. These contracts are sometimes used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included within “Other operating expense, net” in the Consolidated Statements of Operations. The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty. It is the Company’s practice to recognize the gross amounts in the Consolidated Balance Sheets.
The Company’s gains (losses) on derivative instruments not designated as accounting hedges and total net foreign currency transaction gains (losses) for the years ended December 31, 2023, 2022 and 2021 were as follows.

	2023	2022	2021
Foreign currency forward contracts gains (losses)	0.3	3.4	(3.2)
Total foreign currency transaction gains (losses), net	(5.1)	5.9	12.0
Foreign Currency Denominated Debt Designated as a Net Investment Hedge
In February 2020, the Company designated its Euro Term Loan, which had a principal balance at that time of €601.2 million, as a hedge of the Company's net investment in subsidiaries with a functional currency of euro. This loan was repaid in June 2022 and the hedge has been discontinued. The Company’s gains, net of income tax, associated with changes in the value of debt for the years ended December 31, 2022 and 2021 were $36.4 million and $35.0 million, respectively.

Credit Risk
Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the derivative instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a fraction of the notional amount. The Company minimizes the credit risk related to derivatives by transacting only with multiple, high-quality counterparties that are major financial institutions with investment-grade credit ratings. The Company has not experienced any financial loss as a result of counterparty nonperformance in the past. The majority of the derivative contracts to which the Company is a party, settle monthly or quarterly, or mature within one year. Because of these factors, the Company believes it has minimal credit risk related to derivative contracts as of December 31, 2023.
Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and industries to which the Company’s products and services are sold, as well as their dispersion across many different geographic areas. As a result, the Company does not believe it has any significant concentrations of credit risk as of December 31, 2023 or 2022.
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
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(1)	$16.8	$—	$—	$16.8
Interest rate swaps(2)	—	9.4	—	9.4
Cross-currency interest rate swaps(3)	—	15.7	—	15.7
Total	$16.8	$25.1	$—	$41.9
Financial Liabilities
Deferred compensation plan(1)	$24.7	$—	$—	$24.7
Cross-currency interest rate swaps(3)	—	63.1	—	63.1
Contingent consideration(5)	—	—	42.2	42.2
Total	$24.7	$63.1	$42.2	$130.0

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(1)	$12.3	$—	$—	$12.3
Interest rate swaps(5)	—	14.1	—	14.1
Interest rate caps(6)	—	18.1	—	18.1
Cross-currency interest rate swaps(3)	—	17.7	—	17.7
Foreign currency forwards(4)	—	—	—	—
Total	$12.3	$49.9	$—	$62.2
Financial Liabilities
Deferred compensation plan(1)	$19.6	$—	$—	$19.6
Cross-currency interest rate swaps(3)	—	28.7	—	28.7
Contingent consideration(5)	—	—	43.9	43.9
Foreign currency forwards(4)	—	—	—	—
Total	$19.6	$28.7	$43.9	$92.2
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
(4)Based on calculations that use readily observable market parameters as their basis, such as spot and forward rates.
(5)Measured as the present value of expected consideration payable for completed acquisitions, generally derived using probability-weighted analysis of achieving projected revenue or EBITDA targets.
(6)Measured as the present value of all expected future cash flows that would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market volatilities and interest rate curves.
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
The following table provides a reconciliation of the activity for contingent consideration for the years ended December 31, 2023 and 2022.

	2023	2022
Balance at beginning of period	$43.9	$8.5
Acquisitions	13.5	36.1
Changes in fair value	7.3	0.8
Payments	(23.2)	(1.8)
Foreign currency translation and other	0.7	0.3
Balance at end of period	$42.2	$43.9
As of December 31, 2023, the contingent consideration included in “Accrued liabilities” and “Other liabilities” on the Consolidated Balance Sheets were $0.6 million and $41.6 million, respectively.

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
The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the Products described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, inherent uncertainties of litigation and future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case (discussed below), or other inability to collect from the Company’s historical insurers or indemnitors, could cause a different outcome. While the outcome of legal proceedings is inherently uncertain, based on presently known facts, experience, and circumstances, the Company believes that the amounts accrued on its balance sheet are adequate and that the liabilities arising from the asbestos and silica-related personal injury lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. “Accrued liabilities” and “Other liabilities” in the Consolidated Balance Sheets include an undiscounted reserve of $126.9 million and $137.9 million as of December 31, 2023 and 2022, respectively, for asbestos-related indemnification. Asbestos-related defense costs are excluded from this liability and are recorded separately as services are incurred. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity.
The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has also pursued litigation against certain insurers or indemnitors, where necessary. The Company has an insurance recovery receivable for probable asbestos related recoveries of $157.7 million and $154.2 million as of December 31, 2023 and 2022, respectively, which was included in “Other assets” in the Consolidated Balance Sheets. There were no material recoveries received in the years ended December 31, 2023, 2022 and 2021.
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
The Company has undiscounted liabilities of $16.7 million and $13.5 million as of December 31, 2023 and 2022, respectively, on its Consolidated Balance Sheets to the extent costs are known or can be reasonably estimated for its remaining financial obligations for the environmental matters discussed above and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.
Note 22:    Other Operating Expense, Net
The components of “Other operating expense, net” for the years ended December 31, 2023, 2022 and 2021 were as follows.

	2023	2022	2021
Other Operating Expense, Net
Foreign currency transaction losses (gains), net	$5.1	$(5.9)	$(12.0)
Restructuring charges, net(1)	19.9	29.3	13.4
Acquisition and other transaction related expenses(2)	52.2	38.7	55.3
Other, net	0.5	2.8	5.2
Total other operating expense, net	$77.7	$64.9	$61.9
(1)See Note 5 “Restructuring.”
(2)Represents costs associated with successful and abandoned acquisitions, including third-party expenses, post-closure integration costs and non-cash charges and credits arising from fair value purchase accounting adjustments.

Note 23:    Segment Reporting
A description of the Company’s two reportable segments, including the specific products manufactured and sold follows below.
In the Industrial Technologies and Services segment, the Company designs, manufactures, markets and services a broad range of compression and vacuum equipment as well as fluid transfer equipment and loading systems. The Company’s compression and vacuum products are used worldwide in industrial manufacturing, transportation, chemical processing, food and beverage production, clean energy, environmental and other applications. In addition to equipment sales, the Company offers a broad portfolio of service options tailored to customer needs and complete range of aftermarket parts, air treatment equipment, controls and other accessories. The Company’s engineered loading systems and fluid transfer equipment ensure the safe handling and transfer of crude oil, liquefied natural gas, compressed natural gas, chemicals, and bulk materials.
In the Precision and Science Technologies segment, the Company designs, manufactures and markets a broad range of specialized positive displacement pumps, fluid management equipment and aftermarket parts for medical, laboratory, industrial manufacturing, water and wastewater, chemical processing, clean energy, food and beverage, agriculture and other markets. The Company’s products are used for a diverse set of applications including precision dosing of chemicals and supplements, blood dialysis, oxygen therapy, food processing, fluid transfer and dispensing, spray finishing and coating, mixing, high-pressure air and gas management and others. The Company sells primarily through a broad global network of specialized and national distributors and original equipment manufacturers who integrate the Company’s products into their devices and systems.
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

The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Income from Continuing Operations Before Income Taxes for the years ended December 31, 2023, 2022 and 2021.

	2023	2022	2021
Revenue
Industrial Technologies and Services	$5,632.8	$4,705.1	$4,161.0
Precision and Science Technologies	1,243.3	1,211.2	991.4
Total Revenue	$6,876.1	$5,916.3	$5,152.4
Segment Adjusted EBITDA
Industrial Technologies and Services	$1,587.3	$1,214.0	$1,033.7
Precision and Science Technologies	372.8	347.5	291.4
Total Segment Adjusted EBITDA	1,960.1	1,561.5	1,325.1
Less items to reconcile Segment Adjusted EBITDA to Income from Continuing Operations Before Income Taxes:
Corporate expenses not allocated to segments	173.3	126.7	133.2
Interest expense	156.7	103.2	87.7
Depreciation and amortization expense(1)	455.4	429.4	418.0
Restructuring and related business transformation costs(2)	22.9	32.3	18.8
Acquisition related expenses and non-cash charges(3)	63.9	40.7	65.2
Stock-based compensation(4)	51.9	85.6	95.9
Foreign currency transaction losses (gains), net	5.1	(5.9)	(12.0)
Loss on extinguishment of debt	13.5	1.1	9.0
Adjustments to LIFO inventories	12.0	36.1	33.2
Cybersecurity incident costs	2.3	—	—
Gain on settlement of post-acquisition contingencies(5)	—	(6.2)	(30.1)
Other adjustments(6)	(28.0)	(23.7)	(6.8)
Income from Continuing Operations Before Income Taxes	$1,031.1	$742.2	$513.0
(1)Depreciation and amortization expense excludes $3.7 million, $3.4 million and $4.1 million of depreciation of rental equipment for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)Restructuring and related business transformation costs consist of the following.

	2023	2022	2021
Restructuring charges	$19.9	$29.3	$13.4
Facility reorganization, relocation and other costs	3.0	3.0	3.1
Other, net	—	—	2.3
Total restructuring and related business transformation costs	$22.9	$32.3	$18.8
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
(5)Represents gains from settling post-acquisition contingencies related to the Merger outside of the measurement period.
(6)Includes (i) pension and other postretirement benefits (“OPEB”) plan costs other than service cost, (ii) interest income on cash and cash equivalents and (iii) other miscellaneous adjustments.
The following tables provide summarized information about the Company’s reportable segments.
Depreciation and Amortization Expense

	2023	2022	2021
Industrial Technologies and Services	$313.8	$294.7	$296.6
Precision and Science Technologies	135.4	133.6	108.3
Corporate and other	9.9	4.5	17.2
Total depreciation and amortization expense	$459.1	$432.8	$422.1

Capital Expenditures

	2023	2022	2021
Industrial Technologies and Services	$83.9	$66.3	$53.1
Precision and Science Technologies	18.5	17.7	10.7
Corporate and other	3.0	10.6	0.3
Total capital expenditures	$105.4	$94.6	$64.1
Identifiable Assets

	2023	2022
Industrial Technologies and Services	$10,138.8	$9,204.7
Precision and Science Technologies	3,464.7	3,540.4
Corporate and other	1,960.0	2,020.8
Total identifiable assets	$15,563.5	$14,765.9
The following table presents property, plant and equipment, net by geographic region for the years ended December 31, 2023, and 2022.

	2023	2022
United States	$286.0	$225.7
Other Americas	12.8	18.5
Total Americas	298.8	244.2
EMEIA(1)	245.7	216.6
Asia Pacific	166.9	163.6
Total	$711.4	$624.4
(1)Europe, Middle East, India and Africa (“EMEIA”)
Note 24:    Earnings Per Share
The calculation of earnings per share is based on the weighted-average number of the Company’s shares outstanding for the applicable period. The calculation of diluted earnings per share reflects the effect of all potentially dilutive shares that were outstanding during the respective periods, unless the effect of doing so is antidilutive. The Company uses the treasury stock method to calculate the dilutive effect of outstanding share-based compensation awards. The number of weighted-average shares outstanding used in the computations of basic and diluted earnings per share for the years ended December 31, 2023, 2022 and 2021 were as follows.

	2023	2022	2021
Weighted-average shares outstanding - Basic	404.8	405.3	414.8
Dilutive effect of outstanding share-based compensation awards	4.2	4.9	6.4
Weighted-average shares outstanding - Diluted	409.0	410.2	421.2
For the years ended December 31, 2023, 2022 and 2021, there were 1.3 million, 1.8 million and 0.7 million anti-dilutive shares that were not included in the computation of diluted earnings per share, respectively.
Note 25:    Subsequent Events
On February 1, 2024, the Company completed the acquisition of Friulair S.r.l. (“Friulair”) in an all-cash upfront purchase price of €135 million. The business is a manufacturer of dryers, filters, aftercoolers, and accessories for the treatment of compressed air. Friulair will be reported within the Industrial Technologies and Services segment. Management is in the process of preparing the preliminary fair values of the assets and liabilities acquired.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Ingersoll Rand Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ingersoll Rand Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to several businesses acquired during the year ended December 31, 2023 disclosed in Note 4 to the financial statements. Those businesses represented approximately 2% of the Company’s consolidated total assets (excluding goodwill and intangibles which were included in management’s assessment of internal control over financial reporting as of December 31, 2023) and approximately 4% of the consolidated total revenues as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting related to those acquisitions.
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
The Company has been named as a defendant in a number of asbestos-related and silica-related personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources and typically the Company is one of approximately 25 or more named defendants. At December 31, 2023, the Company has recorded an estimated liability with respect to the Company’s asbestos-related and silica-related litigation pertaining to all of its businesses. The Company uses a third-party actuary to assist in determining certain assumptions and in calculating the estimated liability. The estimated liability is based on currently available information and assumptions, including the estimated future number and type of new claims to be filed each year, the estimated future resolution or outcome of new and pending claims, and the estimated average cost of resolution of each new and pending claim.
The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and reimbursement for the costs associated with the asbestos- and silica-related lawsuits filed against the Company. The Company has also pursued litigation against certain insurers or indemnitors, where necessary. The Company has an insurance recovery receivable for probable asbestos and silica-related recoveries of $157.7 million. The estimated asset is based on key variables and assumptions used to determine the recorded amounts, including the amount of insurance available, allocation methodologies, the resolution of coverage issues with other excess coverage carriers with whom the Company has not yet achieved settlements, and the solvency risk with respect to the Company’s insurance carriers.
We identified the liability for asbestos and silica litigation related to the Company’s historical Gardner Denver businesses and the related insurance recovery receivable as a critical audit matter because of the significant judgments made by management to estimate the liability and related recoverability of insurance proceeds. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial and insurance recovery specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to estimated future claims development, the estimated resolution or outcome of these claims, the estimated average cost of resolution of each claim and, separately, the expected recoverability of claims through insurance.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimated liability for asbestos-related and silica-related litigation related to the Company’s historical Gardner Denver businesses included the following, among others:
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
◦With the assistance of our actuarial specialists, we evaluated whether the estimates of future claim numbers and types used in the Company's calculations were reasonable, and also whether the number of claims expected to be dismissed or sustained and the estimated average cost of resolution used in the Company’s calculations were reasonable in relation to historical claim trends at the Company.
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
•With the assistance of our insurance recovery specialists, we evaluated the Company’s analysis of the solvency of insurance carriers having issued policies to the Company or its predecessors. With the assistance of these specialists, we evaluated the Company’s analysis and supporting documentation of policy coverage as compared to claim estimates to assess the Company’s determination of coverage adequacy.

/s/ DELOITTE & TOUCHE LLP
Charlotte, NC
February 23, 2024
We have served as the Company’s auditor since 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2023. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to several businesses acquired during the year ended December 31, 2023 as disclosed in Note 4 to the consolidated financial statements. These businesses represented approximately 2% of the Company’s consolidated total assets (excluding goodwill and intangibles which were included in management’s assessment of internal control over financial reporting as of December 31, 2023) and approximately 4% of the consolidated total revenues as of and for the year ended December 31, 2023. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
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
Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to several businesses acquired during the year ended December 31, 2023 as disclosed in Note 4 to the consolidated financial statements. These businesses represented approximately 2% of the Company’s consolidated total assets (excluding goodwill and intangibles which were included in management’s assessment of internal control over financial reporting as of December 31, 2023) and approximately 4% of the consolidated total revenues as of and for the year ended December 31, 2023.
Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
On November 7, 2023, Vicente Reynal, the Company's Chairman, President and Chief Executive Officer, adopted a 10b5-1 trading arrangement (a “10b5-1 Plan”). Mr. Reynal’s 10b5-1 Plan provides for the potential sale of up to 240,000 shares of the Company’s common stock, obtained from the exercise of vested stock options covered by the 10b5-1 Plan, from February 28, 2024 through August 5, 2024, and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.
On December 7, 2023, Andy Schiesl, the Company's General Counsel, adopted a 10b5-1 trading arrangement (a “10b5-1 Plan”). Mr. Reynal’s 10b5-1 Plan provides for the potential sale of up to 35,000 shares of the Company’s common stock from March 11, 2024 through August 5, 2024, and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2023.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below, the information required by this Item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2023.
Equity Compensation Plan Information
The following table provides information as of December 31, 2023 about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of the existing equity compensation plans including our 2013 Stock Incentive Plan and 2017 Omnibus Incentive Plan. All equity compensation plans are described more fully in Note 18 “Stock-Based Compensation Plans” to our audited consolidated financial statements included elsewhere in this Form 10-K.

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants And Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in the first column)(3)
Equity compensation plans approved by securityholders	7,998,002	$31.09	7,465,368
(1)Total includes 1,529,099 stock options under the Company’s 2013 Stock Incentive Plan and 3,752,686 stock options and 2,716,217 restricted stock units under the Company’s 2017 Omnibus Incentive Plan. The restricted stock units are based on the maximum number of shares issuable under restricted stock units that are subject to performance conditions.
(2)The weighted average exercise price relates only to stock options. The calculation of the weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration.
(3)These shares are available for grant as of December 31, 2023 under the Company’s 2017 Omnibus Incentive Plan. This includes 8,550,000 shares initially authorized for issuance under the Company’s 2017 Omnibus Incentive Plan, 11,000,000 shares authorized for issuance under the Company’s 2017 Omnibus Incentive Plan as part of the merger with Ingersoll Rand Industrial and shares subject to awards under the Company’s 2013 Stock Incentive Plan that expired or were otherwise forfeited or terminated in accordance with their terms without the delivery of shares of the Company’s common stock in settlement thereof.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2023.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2023.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
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

3.1	Restated Certificate of Incorporation of Ingersoll Rand Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2021)
3.2	Third Amended and Restated Bylaws of Ingersoll Rand Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2023)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on May 3, 2017)
4.2	Description of Ingersoll Rand Inc.’s Securities
4.3	Base Indenture, dated as of August 14, 2023, among Ingersoll Rand Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 14, 2023).
4.4	2028 Notes Supplemental Indenture No. 1, dated as of August 14, 2023, among Ingersoll Rand Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 14, 2023).
4.5	2033 Notes Supplemental Indenture No. 1, dated as of August 14, 2023, among Ingersoll Rand Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 14, 2023).
4.6	Form of Global Note for 5.400% Senior Notes due 2028 (included in Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 14, 2023).
4.7	Form of Global Note for 5.700% Senior Notes due 2033 (included in Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 14, 2023).
10.1†	2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.2	Senior Secured Credit Agreement, dated as of July 30, 2013, among Renaissance Acquisition Corp., the foreign borrowers described therein, Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), UBS AG, Stamford Branch, as administrative agent, and other agents and lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.3	Amendment No. 1, dated as of March 4, 2016, to the Senior Secured Credit Agreement, among Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), Gardner Denver, Inc., GD German Holdings II GmbH (as successor in interest to Gardner Denver Holdings GmbH & Co. KG), GD First (UK) Limited, UBS AG, Stamford Branch, as administrative agent, and other agents and lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.4	Amendment No. 2, dated as of August 17, 2017, to the Senior Secured Credit Agreement, among Gardner Denver Holdings, Inc., Gardner Denver, Inc., GD German Holdings II GmbH, GD First (UK) Limited, UBS AG, Stamford Branch, as administrative agent, and the other parties and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2017)
10.5	Amendment No. 3, dated as of December 13, 2018, to the Senior Secured Credit Agreement dated as of July 30, 2013, among Gardner Denver Holdings, Inc., Gardner Denver, Inc., GD German Holdings II GmbH, GD First (UK) Limited, UBS AG, Stamford Branch, as administrative agent, and the other parties and lenders part thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2018)
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
10.10	Amendment No. 8 to Credit Agreement, dated as of April 1, 2022, by and among Gardner Denver, Inc., as U.S. Borrower, and Citibank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 6, 2022)
10.11	Joinder Agreement and Amendment No. 9 to Credit Agreement, dated as of April 21, 2023, by and among Ingersoll Rand Inc., Gardner Denver, Inc., Ingersoll-Rand Services Company, GD German Holdings II GmbH, Gardner Denver Holdings Ltd., Citibank, N.A., and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2023)
10.12
Pledge Agreement, dated as of July 30, 2013, among Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), Renaissance Acquisition Corp., the subsidiary pledgors identified therein and UBS AG, Stamford Branch, as collateral agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)

10.13	Security Agreement, dated as of July 30, 2013, among Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), Renaissance Acquisition Corp., the subsidiary grantors identified therein and UBS AG, Stamford Branch, as collateral agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.14	Guarantee Agreement, dated as of July 30, 2013, among Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.), the subsidiary guarantors identified therein and UBS AG, Stamford Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.15†	Form of Management Stockholder’s Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.16†	Form of Director Stockholder’s Agreement (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.17	Form of Advisor Stockholder’s Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.18†	Form of Director Stock Option Agreement under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.19†	Form of Management Stock Option Agreement (December 2013) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.20†	Form of Management Stock Option Agreement (May 2015) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.21†	Form of Management Stock Option Agreement (May 2016, 3 year vesting) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.22†
Form of Management Stock Option Agreement (May 2016, 5 year vesting) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)

10.23†	Form of Management Stock Option Agreement (December 2016) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.24†	Form of Amendment to Stock Option Agreement or Stock Appreciation Right Agreement under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.25†	Stock Option Agreement, dated as of March 7, 2014, under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) between Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and Andrew Schiesl (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.26†	Form of Sale Participation Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)

10.27†	Offer Letter, dated November 25, 2013, between Gardner Denver, Inc. and Andy Schiesl (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.28†	Employment Agreement, dated September 1, 2022, between Ingersoll Rand Inc. and Vicente Reynal (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 4, 2022)
10.29†	Employment Agreement, dated April 10, 2023, between Ingersoll Rand Inc. and Enrique Miñarro Viseras (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2023)
10.30†	Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed on March 2, 2020)
10.31†
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

10.54†
Form of Performance Stock Unit Grant Notice and Agreement (2022) under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K filed on February 25, 2022)

10.55†
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

10.57†	Performance Stock Unit Grant Notice and Agreement, dated September 1, 2022, between Ingersoll Rand Inc. and Vicente Reynal (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 4, 2022)
21	Subsidiaries of Ingersoll Rand Inc. as of December 31, 2023
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
97.1	Ingersoll Rand Inc. Incentive Compensation Clawback Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)
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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on the 23rd day of February 2024, by the undersigned, thereunto duly authorized.

Ingersoll Rand Inc.

By:	/s/ Vicente Reynal
Name: Vicente Reynal
Title: Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 23rd day of February 2024, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity
/s/ Vicente Reynal	Chairman of the Board and Chief Executive Officer
Vicente Reynal	(Principal Executive Officer), Director

/s/ Vikram U. Kini	Senior Vice President and Chief Financial Officer
Vikram U. Kini	(Principal Financial Officer)

/s/ Michael J. Scheske	Vice President and Chief Accounting Officer
Michael J. Scheske	(Principal Accounting Officer)

/s/ Kirk E. Arnold	Director
Kirk E. Arnold

/s/ William P. Donnelly	Director
William P. Donnelly

/s/ Gary D. Forsee	Director
Gary D Forsee

/s/ Jennifer Hartsock	Director
Jennifer Hartsock

/s/ John Humphrey	Director
John Humphrey

/s/ Marc E. Jones	Director
Marc E. Jones

/s/ Julie Schertell	Director
Julie Schertell

/s/ JoAnna Sohovich	Director
JoAnna Sohovich

/s/ Mark Stevenson	Director
Mark Stevenson

/s/ Tony L. White	Director
Tony L. White