Form 10-Q
period 2024-03-31
Ingersoll Rand Inc.
filed 2024-05-03
CIK 1699150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth Company	☐

Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The registrant had outstanding 403,431,881 shares of Common Stock, par value $0.01 per share, as of April 26, 2024.

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”) and under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:
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
•Shareholder, customer and regulatory agency emphasis on environmental, social, and governance responsibility may impose additional costs on us or expose us to new risks.
•Acquisitions, including integrating such acquisitions, and dispositions create certain risks and may affect our operating results.
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
•Our success depends on our ability to attract, retain and develop key personnel and other talent throughout the Company.
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

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	For the Three Month Period Ended March 31,
	2024	2023
Revenues	$1,670.1	$1,629.3
Cost of sales	923.8	965.1
Gross Profit	746.3	664.2
Selling and administrative expenses	336.3	311.1
Amortization of intangible assets	91.6	92.4
Other operating expense, net	25.2	20.4
Operating Income	293.2	240.3
Interest expense	36.8	38.9
Other income, net	(13.2)	(9.6)
Income Before Income Taxes	269.6	211.0
Provision for income taxes	54.4	48.1
Income (loss) on equity method investments	(10.7)	0.3
Net Income	204.5	163.2
Less: Net income attributable to noncontrolling interests	2.3	2.1
Net Income Attributable to Ingersoll Rand Inc.	$202.2	$161.1

Basic earnings per share	0.50	0.40
Diluted earnings per share	0.50	0.39
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	For the Three Month Period Ended March 31,
	2024	2023
Comprehensive Income Attributable to Ingersoll Rand Inc.
Net income attributable to Ingersoll Rand Inc.	$202.2	$161.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	(73.5)	30.8
Unrecognized loss on cash flow hedges	(0.1)	(5.3)
Pension and other postretirement prior service cost and gain (loss), net	(1.4)	(0.2)
Total other comprehensive income (loss), net of tax	(75.0)	25.3
Comprehensive income attributable to Ingersoll Rand Inc.	$127.2	$186.4
Comprehensive Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$2.3	$2.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	(0.8)	0.9
Total other comprehensive income (loss), net of tax	(0.8)	0.9
Comprehensive income attributable to noncontrolling interests	1.5	3.0
Total Comprehensive Income	$128.7	$189.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,452.3	$1,595.5
Accounts receivable, net of allowance for credit losses of $55.3 and $53.8, respectively	1,245.2	1,234.2
Inventories	1,051.8	1,001.1
Other current assets	257.5	219.6
Total current assets	4,006.8	4,050.4
Property, plant and equipment, net of accumulated depreciation of $518.5 and $500.8, respectively	742.2	711.4
Goodwill	6,609.9	6,609.7
Other intangible assets, net	3,589.6	3,611.1
Deferred tax assets	32.7	31.5
Other assets	547.8	549.4
Total assets	$15,529.0	$15,563.5
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$31.3	$30.6
Accounts payable	694.0	801.2
Accrued liabilities	999.3	995.5
Total current liabilities	1,724.6	1,827.3
Long-term debt, less current maturities	2,687.0	2,693.0
Pensions and other postretirement benefits	149.5	150.0
Deferred income tax liabilities	624.2	612.6
Other liabilities	424.0	433.9
Total liabilities	$5,609.3	$5,716.8
Commitments and contingencies (Note 18)	—	—
Stockholders’ equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 429,651,459 and 428,589,061 shares issued as of March 31, 2024 and December 31, 2023, respectively	4.3	4.3
Capital in excess of par value	9,569.8	9,550.8
Retained earnings	1,891.3	1,697.2
Accumulated other comprehensive loss	(302.6)	(227.6)
Treasury stock at cost; 25,926,540 and 25,241,667 shares as of March 31, 2024 and December 31, 2023, respectively	(1,307.5)	(1,240.9)
Total Ingersoll Rand Inc. stockholders’ equity	$9,855.3	$9,783.8
Noncontrolling interests	64.4	62.9
Total stockholders’ equity	$9,919.7	$9,846.7
Total liabilities and stockholders’ equity	$15,529.0	$15,563.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Month Period Ended March 31, 2024
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	428.6	$4.3	$9,550.8	$1,697.2	$(227.6)	$(1,240.9)	$9,783.8	$62.9	$9,846.7
Net income	—	—	—	202.2	—	—	202.2	2.3	204.5
Dividends declared	—	—	—	(8.1)	—	—	(8.1)	—	(8.1)
Issuance of common stock for stock-based compensation plans	1.1	—	10.1	—	—	—	10.1	—	10.1
Purchases of treasury stock	—	—	—	—	—	(72.9)	(72.9)	—	(72.9)
Issuance of treasury stock for stock-based compensation plans	—	—	(5.2)	—	—	6.3	1.1	—	1.1
Stock-based compensation	—	—	14.1	—	—	—	14.1	—	14.1
Other comprehensive loss, net of tax	—	—	—	—	(75.0)	—	(75.0)	(0.8)	(75.8)
Balance at end of period	429.7	$4.3	$9,569.8	$1,891.3	$(302.6)	$(1,307.5)	$9,855.3	$64.4	$9,919.7

	Three Month Period Ended March 31, 2023
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	426.3	$4.3	$9,476.8	$950.9	$(251.7)	$(984.5)	$9,195.8	$61.4	$9,257.2
Net income	—	—	—	161.1	—	—	161.1	2.1	163.2
Dividends declared	—	—	—	(8.1)	—	—	(8.1)	—	(8.1)
Issuance of common stock for stock-based compensation plans	1.2	—	8.7	—	—	—	8.7	—	8.7
Purchases of treasury stock	—	—	—	—	—	(77.0)	(77.0)	—	(77.0)
Issuance of treasury stock for stock-based compensation plans	—	—	(3.3)	—	—	3.4	0.1	—	0.1
Stock-based compensation	—	—	11.4	—	—	—	11.4	—	11.4
Other comprehensive income, net of tax	—	—	—	—	25.3	—	25.3	0.9	26.2
Balance at end of period	427.5	$4.3	$9,493.6	$1,103.9	$(226.4)	$(1,058.1)	$9,317.3	$64.4	$9,381.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	For the Three Month Period Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net income	$204.5	$163.2
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	91.6	92.4
Depreciation	25.6	21.6
Non-cash restructuring charges	—	0.9
Stock-based compensation expense	14.1	12.1
Loss (income) on equity method investments	10.7	(0.3)
Foreign currency transaction losses (gains), net	(0.7)	1.0
Non-cash adjustments to carrying value of LIFO inventories	6.7	7.8
Other non-cash adjustments	1.4	2.9
Changes in assets and liabilities:
Receivables	(11.5)	(83.7)
Inventories	(58.2)	(45.3)
Accounts payable	(101.5)	(70.6)
Accrued liabilities	(1.8)	56.5
Other assets and liabilities, net	(19.3)	11.8
Net cash provided by operating activities	161.6	170.3
Cash Flows Used In Investing Activities:
Capital expenditures	(62.3)	(22.4)
Net cash paid in acquisitions	(143.3)	(566.4)
Disposals of property, plant and equipment	—	7.3
Net cash used in investing activities	(205.6)	(581.5)
Cash Flows Used In Financing Activities:
Principal payments on long-term debt	(7.1)	(11.0)
Purchases of treasury stock	(72.9)	(77.0)
Cash dividends on common shares	(8.1)	(8.1)
Proceeds from stock option exercises	11.2	9.2
Payments of deferred and contingent acquisition consideration	(2.2)	(1.9)
Other financing	(0.5)	(0.5)
Net cash used in financing activities	(79.6)	(89.3)
Effect of exchange rate changes on cash and cash equivalents	(19.6)	6.8
Net decrease in cash and cash equivalents	(143.2)	(493.7)
Cash and cash equivalents, beginning of period	1,595.5	1,613.0
Cash and cash equivalents, end of period	$1,452.3	$1,119.3
Supplemental Cash Flow Information
Cash paid for income taxes, net of refunds	$43.5	$19.1
Cash paid for interest, net of interest rate derivative settlements	58.2	36.1
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting, the instructions for Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (“SEC”) Regulation S-X. In the Company’s opinion, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”).
The results of operations for the three month period ended March 31, 2024 are not necessarily indicative of future results.
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
Note 2. Acquisitions
Acquisitions in 2024
On February 1, 2024, the Company completed the acquisition of Friulair S.r.l. (“Friulair”) for initial cash consideration of $142.2 million and contingent consideration of up to approximately $11.0 million. The business is a manufacturer of dryers, filters, aftercoolers, and accessories for the treatment of compressed air and its chiller product line. The acquisition is intended increase the scale of the Company’s air dryer business and will add new chiller production capabilities. Friulair has been reported within the Industrial Technologies and Services segment. The goodwill arising from the acquisition is primarily attributable to revenue and cost synergies, anticipated growth of new and existing customers, and the assembled workforce. Substantially all of this goodwill is not expected to be deductible for tax purposes.
Other acquisitions completed during the three months ended March 31, 2024 include a manufacturer of vacuum pumps and accessories, substantially all of which have been reported within the Industrial Technologies and Services segment. The aggregate consideration for this acquisition was $1.4 million.
The following table summarizes the allocation of consideration for all businesses acquired in the first quarter of 2024 to the fair values of identifiable assets acquired and liabilities assumed at the acquisition dates. Initial accounting for acquisitions completed in the first quarter, including Friulair, is preliminary, and amounts assigned to acquired assets and liabilities assumed are subject to change as information necessary to complete the analysis is obtained.

	Friulair	All Others	Total
Accounts receivable	$14.9	$—	$14.9
Inventories	13.2	0.3	13.5
Other current assets	0.5	—	0.5
Property, plant and equipment	7.7	0.1	7.8
Goodwill	44.9	1.0	45.9
Other intangible assets	84.5	—	84.5
Other assets	0.3	—	0.3
Total current liabilities	(14.5)	—	(14.5)
Other noncurrent liabilities	(2.8)	—	(2.8)
Total consideration	$148.7	$1.4	$150.1
The aggregate revenue and operating income included in the condensed consolidated financial statements for these acquisitions subsequent to the dates of acquisition was $11.3 million and $0.5 million for the three month period ended March 31, 2024, respectively. The operating income of these acquired businesses includes the effects of acquisition-related accounting adjustments such as amortization of intangible assets.
Transaction with ILC Dover
On March 25, 2024, the Company entered into an agreement to acquire ILC Dover from New Mountain Capital, LLC for an upfront all-cash purchase price of approximately $2.325 billion and contingent consideration of up to $75.0 million. ILC Dover’s offerings include solutions for biopharmaceutical, pharmaceutical, and medical device markets as well as products for the space industry and will be reported in the Precision and Science Technologies segment. This transaction is expected to close in the second quarter of 2024, subject to customary regulatory approvals and closing conditions.
Acquisitions in 2023
On January 3, 2023, the Company completed the acquisition of SPX FLOW’s Air Treatment business (“Air Treatment”) for cash consideration of $519.0 million. The business is a manufacturer of desiccant and refrigerated dryers, filtration systems and purifiers for dehydration in compressed air. The acquisition is intended to expand the Company’s offerings of compressor system components through globally recognized brands. The Air Treatment business has been reported within the Industrial Technologies and Services segment. The goodwill arising from the acquisition is primarily attributable to revenue and cost synergies, anticipated growth of new and existing customers, and the assembled workforce. Substantially all of this goodwill is not expected to be deductible for tax purposes.
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
On August 18, 2023, the Company completed the acquisition of Howden Roots LLC (“Roots”), for cash consideration of $290.0 million. Roots is a leading manufacturer of engineered rotary and centrifugal blowers with an iconic brand developed over more than 160 years. The acquisition is intended to expand the Company’s blower product portfolio and benefit from Roots’ robust technical capabilities and exposure to growing sustainability-related applications. Roots has been reported within the Industrial Technologies and Services segment. The goodwill arising from the acquisition is primarily attributable to revenue and cost synergies, anticipated growth of new and existing customers, and the assembled workforce. This goodwill is expected to be deductible for tax purposes.
The Company acquired 10 additional businesses in 2023 for aggregate consideration of $83.7 million. These primarily consist of manufacturers and distributors of existing and adjacent offerings in the Industrial Technologies and Services segment.

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

	Air Treatment	Roots	All Others	Total
Accounts receivable	$26.1	$14.5	$11.7	$52.3
Inventories	43.9	34.2	21.0	99.1
Other current assets	2.1	2.9	6.2	11.2
Property, plant and equipment	18.4	42.0	5.0	65.4
Goodwill	279.9	104.0	125.7	509.6
Other intangible assets	238.6	116.9	25.4	380.9
Other assets	7.6	4.5	0.4	12.5
Total current liabilities	(35.9)	(26.9)	(19.2)	(82.0)
Deferred tax liabilities	(54.8)	—	(3.7)	(58.5)
Other noncurrent liabilities	(6.9)	(2.1)	(4.3)	(13.3)
Total consideration	$519.0	$290.0	$168.2	$977.2
The revenues included in the condensed consolidated financial statements for these acquisitions subsequent to their date of acquisition was $95.6 million and $48.4 million for the three month periods ended March 31, 2024 and 2023, respectively. The operating income included in the condensed consolidated financial statements for these acquisitions subsequent to their date of acquisition was $11.5 million and $3.2 million for the three month periods ended March 31, 2024 and 2023, respectively. The operating income of these acquired businesses include the effects of acquisition-related accounting adjustments such as amortization of intangible assets and fair value adjustments to acquired inventory.
Note 3. Restructuring
2024 and 2023 Actions
The Company continues to undertake restructuring actions to optimize our cost structure. Charges incurred from actions taken in 2024 and 2023 include workforce restructuring, facility consolidation and other exit and disposal costs.
For the three month periods ended March 31, 2024 and 2023, “Restructuring charges, net” were recognized within “Other operating expense, net” in the Condensed Consolidated Statement of Operations and consisted of the following.

	For the Three Month Period Ended March 31,
	2024	2023
Industrial Technologies and Services	$5.1	$3.1
Precision and Science Technologies	4.4	(0.4)
Corporate	0.2	0.2
Restructuring charges, net	$9.7	$2.9
The following table summarizes the activity associated with the Company’s restructuring programs for the three month periods ended March 31, 2024 and 2023.

	For the Three Month Period Ended March 31,
	2024	2023
Balance at beginning of period	$15.5	$14.9
Charged to expense - termination benefits	9.3	0.9
Charged to expense - other (1)	0.4	1.1
Payments	(4.3)	(3.6)
Currency translation adjustment and other	(0.3)	0.1
Balance at end of period	$20.6	$13.4

(1)Excludes $0.9 million of non-cash charges that impacted restructuring expense but not the restructuring liabilities during the three month period ended March 31, 2023.
Note 4. Allowance for Credit Losses
The allowance for credit losses for the three month periods ended March 31, 2024 and 2023 consisted of the following.

	For the Three Month Period Ended March 31,
	2024	2023
Balance at beginning of the period	$53.8	$47.2
Provision charged to expense	2.5	4.0
Write-offs, net of recoveries	(0.3)	(0.4)
Foreign currency translation and other	(0.7)	0.2
Balance at end of the period	$55.3	$51.0
Note 5. Inventories
Inventories as of March 31, 2024 and December 31, 2023 consisted of the following.

	March 31, 2024	December 31, 2023
Raw materials, including parts and subassemblies	$657.9	$590.7
Work-in-process	137.5	145.1
Finished goods	335.6	337.8
	1,131.0	1,073.6
LIFO reserve	(79.2)	(72.5)
Inventories	$1,051.8	$1,001.1
Note 6. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill attributable to each reportable segment for the three month period ended March 31, 2024 is presented in the table below.

	Industrial Technologies and Services	Precision and Science Technologies	Total
Balance at beginning of period	$4,753.5	$1,856.2	$6,609.7
Acquisitions	45.9	—	45.9
Foreign currency translation and other(1)	(30.2)	(15.5)	(45.7)
Balance at end of period	$4,769.2	$1,840.7	$6,609.9
(1)Includes measurement period adjustments
As of both March 31, 2024 and December 31, 2023, goodwill included accumulated impairment losses of $220.6 million within the Industrial Technologies and Services segment.

Other Intangible Assets, Net
Other intangible assets as of March 31, 2024 and December 31, 2023 consisted of the following.

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer lists and relationships	$3,325.5	$(1,643.2)	$1,682.3	$3,279.3	$(1,585.4)	$1,693.9
Technology	418.6	(195.3)	223.3	413.8	(178.9)	234.9
Tradenames	56.8	(28.9)	27.9	52.2	(27.9)	24.3
Backlog	4.4	(2.2)	2.2	3.0	(1.3)	1.7
Other	121.2	(106.1)	15.1	117.1	(104.1)	13.0
Unamortized intangible assets
Tradenames	1,638.8	—	1,638.8	1,643.3	—	1,643.3
Total other intangible assets	$5,565.3	$(1,975.7)	$3,589.6	$5,508.7	$(1,897.6)	$3,611.1
Intangible Asset Impairment Considerations
As of March 31, 2024 and December 31, 2023, there were no indications that the carrying value of goodwill and other intangible assets may not be recoverable.
Note 7. Supply Chain Finance Program
The Company has agreements with financial institutions to facilitate a supply chain finance program (the “SCF Program”). Under the SCF Program, qualifying suppliers may elect to sell their receivables from the Company to the financial institution. Participating suppliers negotiate arrangements for sale of their receivables directly with the financial institution, and the terms of the Company’s payment obligations are not impacted by a supplier’s participation in the SCF Program. Once a qualifying supplier elects to participate in the SCF Program and reaches an agreement with the financial institution, the supplier elects which individual Company invoices they sell to the financial institution. However, all of the Company’s payments to participating suppliers are paid to the financial institution on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the financial institution. The Company has not pledged any assets as security or provided other forms of guarantees. All outstanding amounts related to suppliers participating in the SCF Program are recorded within “Accounts payable” in our Condensed Consolidated Balance Sheets, and the associated payments are included in “Net cash provided by operating activities” within our Condensed Consolidated Statements of Cash Flows. Included in “Accounts payable” in the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 were $24.0 million and $24.3 million of outstanding payment obligations, respectively, that were sold to the financial institution by participating suppliers.
Note 8. Accrued Liabilities
Accrued liabilities as of March 31, 2024 and December 31, 2023 consisted of the following.

	March 31, 2024	December 31, 2023
Salaries, wages and related fringe benefits	$239.0	$262.4
Contract liabilities	345.4	331.2
Product warranty	65.6	61.9
Operating lease liabilities	42.5	41.6
Restructuring	20.6	15.5
Taxes	75.6	78.4
Accrued interest	12.1	33.1
Other	198.5	171.4
Total accrued liabilities	$999.3	$995.5

A reconciliation of the changes in the accrued product warranty liability for the three month periods ended March 31, 2024 and 2023 are as follows.

	For the Three Month Period Ended March 31,
	2024	2023
Balance at beginning of period	$61.9	$46.2
Product warranty accruals	13.6	8.9
Acquired warranty	—	1.4
Settlements	(9.3)	(3.9)
Foreign currency translation and other	(0.6)	1.5
Balance at end of period	$65.6	$54.1
Note 9. Benefit Plans
Net Periodic Benefit Cost
The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three month periods ended March 31, 2024 and 2023.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	For the Three Month Period Ended March 31,
	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$0.7	$0.6	$—	$—
Interest cost	3.5	4.0	2.7	2.7	0.2	0.2
Expected return on plan assets	(3.3)	(3.3)	(2.8)	(2.7)	—	—
Recognition of:
Unrecognized net actuarial loss	—	—	(0.3)	(0.4)	(0.2)	(0.1)
	$0.2	$0.7	$0.3	$0.2	$—	$0.1
The components of net periodic benefit cost other than the service cost component are included in “Other income, net” in the Condensed Consolidated Statements of Operations.
Note 10. Debt
Debt as of March 31, 2024 and December 31, 2023 is summarized as follows.

	March 31, 2024	December 31, 2023
Short-term borrowings	$1.7	$1.0
Long-term debt:
Dollar Term Loan B, due 2027(1)(2)	342.9	347.7
Dollar Term Loan, due 2027(1)(2)	890.0	892.3
5.400% Senior Notes, due 2028(1)	498.3	498.2
5.700% Senior Notes, due 2033(1)	992.8	992.6
Finance leases and other long-term debt	14.9	15.2
Unamortized debt issuance costs	(22.3)	(23.4)
Total long-term debt, net, including current maturities	2,716.6	2,722.6
Current maturities of long-term debt	29.6	29.6
Total long-term debt, net	$2,687.0	$2,693.0
(1)This amount is net of unamortized discounts. Total unamortized discounts were $9.5 million and $9.9 million as of March 31, 2024 and December 31, 2023, respectively.

(2)As of March 31, 2024, the applicable interest rate was approximately 7.18% and the weighted-average interest rate was 7.19% for the three month period ended March 31, 2024.
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
The Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other senior unsecured indebtedness, senior in right of payment to all of the Company’s subordinated indebtedness, and effectively junior to all of the indebtedness and other liabilities of the Company’s subsidiaries (including the obligations of the Company’s subsidiaries under the Senior Secured Credit Facilities and to all of the Company’s secured indebtedness (including the Company’s obligations under the Senior Secured Credit Facilities)) to the extent of the value of the assets securing such secured indebtedness.
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
See Note 11 “Debt” to the consolidated financial statements in the Company’s 2023 Annual Report for further information on the Senior Secured Credit Facilities.

As of March 31, 2024, the aggregate amount of commitments under the Revolving Credit Facility was $2,000.0 million and the capacity under the Revolving Credit Facility to issue letters of credit was $400.0 million. As of March 31, 2024, the Company had no outstanding borrowings under the Revolving Credit Facility, no outstanding letters of credit under the Revolving Credit Facility and unused availability under the Revolving Credit Facility of $2,000.0 million.
As of March 31, 2024, we were in compliance with all covenants of our Senior Secured Credit Facilities and our Senior Notes.
Fair Value of Debt
The fair value of the Company's debt instruments at March 31, 2024 was $2.8 billion. The Company measures the fair value of its debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. See Note 14, “Fair Value Measurements” for information on the fair value hierarchy.
Note 11. Stock-Based Compensation Plans
The Company has outstanding stock-based compensation awards granted under the 2013 Stock Incentive Plan (“2013 Plan”) and the 2017 Omnibus Incentive Plan (as amended by the First Amendment, dated April 27, 2021, “2017 Plan”) as described in Note 18, “Stock-Based Compensation Plans” to the consolidated financial statements in its 2023 Annual Report.
The Company’s stock-based compensation awards are generally granted in the first quarter of the year and consist of stock options, restricted stock units and performance share units. In some instances, such as death, awards may vest concurrently with or following an employee’s termination.
Stock-Based Compensation
For the three month periods ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense of $14.1 million and $12.1 million, respectively. These costs are included in “Cost of sales” and “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations.
As of March 31, 2024, there was $146.3 million of total unrecognized compensation expense related to outstanding stock options, restricted stock unit awards and performance stock unit awards granted to employees and non-employee directors, as well as 300,000 conditional stock options awarded during the third quarter of 2022 to our Chairman and CEO in which the service date precedes the grant date, and will be granted upon achievement of certain performance targets. These 300,000 stock options have not been included in the Stock Option Awards section below since the grant date has not occurred.
Stock Option Awards
Stock options are granted to employees with an exercise price equal to the fair value of the Company’s per share common stock on the date of grant. Stock option awards typically vest over four years or five years and expire ten years from the date of grant.
A summary of the Company’s stock option (including SARs) activity for the three month period ended March 31, 2024 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Exercise Price (per share)
Stock options outstanding as of December 31, 2023	5,282	$31.09
Granted	518	90.38
Exercised or settled	(570)	19.68
Forfeited	(19)	53.83
Expired	(2)	31.29
Stock options outstanding as of March 31, 2024	5,209	38.14

Vested as of March 31, 2024	3,699	26.41

The following assumptions were used to estimate the fair value of options granted during the three month periods ended March 31, 2024 and 2023 using the Black-Scholes option-pricing model.

	For the Three Month Period Ended March 31,
Assumptions	2024	2023
Expected life of options (in years)	6.3 - 7.5	6.3 - 7.5
Risk-free interest rate	4.3%	4.0% - 4.1%
Assumed volatility	35.1% - 35.2%	36.6%
Expected dividend rate	0.1%	0.1%
Restricted Stock Unit Awards
Restricted stock units are granted to employees and non-employee directors based on the market price of the Company’s common stock on the grant date and recognized in compensation expense over the vesting period. A summary of the Company’s restricted stock unit activity for the three month period ended March 31, 2024 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2023	957	$52.18
Granted	287	90.38
Vested	(384)	47.52
Forfeited	(16)	54.88
Non-vested as of March 31, 2024	844	67.27
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
During the third quarter of 2022, the Company granted Special TSR PSUs to its Chairman and CEO that will become earned (but not vested) on the first date during the five year performance period on which the sum of (i) the 60-day volume-weighted average closing price of the Company’s common stock, plus (ii) the cumulative value of any dividends paid during the five year performance period equals or exceeds $81.85. The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model and compensation cost is recognized straight-line over a five year period. The share price performance goal was achieved on March 6, 2024, but the PSUs will not vest until September 1, 2027, generally subject to Mr. Reynal’s continued employment through such date. The Company also granted its Chairman and CEO Special EPS PSUs that are eligible to vest based on the level of compounded annual growth rate of the Company’s Adjusted EPS during the five year performance period. The grant date fair value of these awards is based on the market price of the Company’s common stock on the grant date and recognized as a compensation expense over a 4.3 year period.
A summary of the Company’s performance stock unit activity for the three month period ended March 31, 2024 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2023	1,380	$49.53
Granted	87	132.98
Change in units based on performance	122	55.84
Vested	(244)	55.84
Non-vested as of March 31, 2024	1,345	54.37

The following assumptions were used to estimate the fair value of performance share units granted during the three month periods ended March 31, 2024 and 2023 using the Monte Carlo simulation pricing model.

	For the Three Month Period Ended March 31,
Assumptions	2024	2023
Expected term (in years)	2.8	2.9
Risk-free interest rate	4.5%	4.4%
Assumed volatility	28.9%	31.8%
Expected dividend rate	0.1%	0.1%
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
The before tax income (loss) and related income tax effect are as follows.

	For the Three Month Period Ended March 31,
	2024			2023
	Before-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Foreign currency translation adjustments, net	$(67.4)	$(6.1)	$(73.5)	$46.2	$(15.4)	$30.8
Unrecognized losses on cash flow hedges	(0.1)	—	(0.1)	(7.1)	1.8	(5.3)
Pension and other postretirement benefit prior service cost and gain or loss, net	(1.9)	0.5	(1.4)	(0.2)	—	(0.2)
Other comprehensive income (loss)	$(69.4)	$(5.6)	$(75.0)	$38.9	$(13.6)	$25.3
The tables above include only the other comprehensive income (loss), net of tax, attributable to Ingersoll Rand Inc. Other comprehensive income (loss), net, attributable to noncontrolling interest holders was $(0.8) million and $0.9 million for the three month periods ended March 31, 2024 and 2023, respectively, and related entirely to foreign currency translation adjustments.
Changes in accumulated other comprehensive loss by component for the three month periods ended March 31, 2024 and 2023 are presented in the following table net of tax.

	Foreign Currency Translation Adjustments, Net	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2023	$(248.0)	$12.2	$8.2	$(227.6)
Other comprehensive income (loss) before reclassifications	(70.4)	3.4	(1.0)	(68.0)
Amounts reclassified from accumulated other comprehensive loss	(3.1)	(3.5)	(0.4)	(7.0)
Other comprehensive loss	(73.5)	(0.1)	(1.4)	(75.0)
Balance as of March 31, 2024	$(321.5)	$12.1	$6.8	$(302.6)

	Foreign Currency Translation Adjustments, Net	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2022	$(282.8)	$16.0	$15.1	$(251.7)
Other comprehensive income (loss) before reclassifications	34.8	(3.8)	0.2	31.2
Amounts reclassified from accumulated other comprehensive loss	(4.0)	(1.5)	(0.4)	(5.9)
Other comprehensive income (loss)	30.8	(5.3)	(0.2)	25.3
Balance as of March 31, 2023	$(252.0)	$10.7	$14.9	$(226.4)
Reclassifications out of accumulated other comprehensive loss for the three month periods ended March 31, 2024 and 2023 are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	For the Three Month Period Ended March 31,		Affected Line(s) in the Statement Where Net Income is Presented
	2024	2023
Cash flow hedges (interest rate swaps and caps)	$(4.7)	$(2.0)	Interest expense
Provision for income taxes	1.2	0.5	Provision for income taxes
Cash flow hedges (interest rate swaps and caps), net of tax	$(3.5)	$(1.5)

Net investment hedges	$(4.2)	$(5.4)	Interest expense
Provision for income taxes	1.1	1.4	Provision for income taxes
Net investment hedges, net of tax	$(3.1)	$(4.0)

Amortization of defined benefit pension and other postretirement benefit items(1)	$(0.5)	$(0.5)	Cost of sales and Selling and administrative expenses
Provision for income taxes	0.1	0.1	Provision for income taxes
Amortization of defined benefit pension and other postretirement benefit items, net of tax	$(0.4)	$(0.4)

Total reclassifications for the period, net of tax	$(7.0)	$(5.9)
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
Derivative Instruments
The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

March 31, 2024
Derivative Classification		Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash flow	$528.5	$9.5	$1.4	$—	$—
Cross-currency interest rate swap contracts	Net investment	1,054.2	16.7	—	—	39.7

December 31, 2023
Derivative Classification		Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash Flow	$528.5	$8.2	$1.2	$—	$—
Cross-currency interest rate swap contracts	Net investment	1,054.2	15.7	—	—	63.1
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
All cash flows related to derivatives for the periods presented are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows.
There were no off-balance sheet derivative instruments as of March 31, 2024 or December 31, 2023.
Interest Rate Swap and Cap Contracts Designated as Cash Flow Hedges
As of March 31, 2024, the Company was the fixed rate payor on two interest rate swap contracts that effectively fix the SOFR-based index used to determine the interest rates charged on a total of $528.5 million of the Company’s SOFR-based variable rate borrowings. These contracts carry a fixed rate of 3.2% and expire in June 2025. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted SOFR-based interest payments. Based on SOFR-based swap yield curves as of March 31, 2024, the Company expects to reclassify gains of $9.6 million out of accumulated other comprehensive income (“AOCI”) into earnings during the next 12 months.
The Company was previously a party to interest rate cap contracts that effectively limited the SOFR-based interest rates charged on a portion of the Company’s variable rate borrowings to 4.0%. The Company and its counterparties terminated these contracts in August 2023. Prior to their termination, these cap contracts qualified as hedging instruments and were designated as cash flow hedges of forecasted interest payments. These forecasted interest payments are still expected to occur as specified in the Company’s hedge designations; therefore, the unrecognized gain at the time of termination will be reclassified into earnings over the remaining period of original term of the contracts, ending in June 2025. The unrecognized gain remaining in AOCI as of March 31, 2024 was $4.8 million, of which $4.2 million is expected to be reclassified into earnings during the next 12 months.

Gains (losses) on derivatives designated as cash flow hedges included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three month periods ended March 31, 2024 and 2023 are as presented in the table below.

	For the Three Month Period Ended March 31,
	2024	2023
Gain (loss) recognized in OCI on derivatives	$4.6	$(5.1)
Gain reclassified from AOCI into income (effective portion)(1)	4.7	2.0
(1)Gains on derivatives reclassified from AOCI into income were included within “Interest expense” in the Condensed Consolidated Statements of Operations.
Cross-Currency Interest Rate Swap Contracts Designated as Net Investment Hedges
As of March 31, 2024, the Company was the fixed rate payor on two cross-currency interest rate swap contracts that replace a fixed rate of 3.2% on a total of $528.5 million with a fixed rate of 1.6% on a total of €500.0 million. These contracts expire in June 2025. These contracts have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
As of March 31, 2024, the Company entered into three cross-currency interest rate swap contracts where we receive SOFR on a total of $525.7 million and pay EURIBOR on a total of €500.0 million. These contracts expire in June 2025. These contracts have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
Gains (losses) on derivatives designated as net investment hedges included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three month periods ended March 31, 2024 and 2023 are as presented in the table below.

	For the Three Month Period Ended March 31,
	2024	2023
Gain (loss) recognized in OCI on derivatives	$28.6	$(5.5)
Gain reclassified from AOCI into income (effective portion)(1)	4.2	5.4
(1)Gains on derivatives reclassified from AOCI into income were included within “Interest expense” in the Condensed Consolidated Statements of Operations.
Foreign Currency Forwards Not Designated as Hedging Instruments
The Company had no foreign currency forward contracts outstanding as of March 31, 2024. These contracts are sometimes used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included within “Other operating expense, net” in the Condensed Consolidated Statements of Operations. The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty. It is the Company’s practice to recognize the gross amounts in the Condensed Consolidated Balance Sheets.
The Company’s gains on derivative instruments not designated as accounting hedges and total net foreign currency gains (losses) for the three month periods ended March 31, 2024 and 2023 were as follows.

	For the Three Month Period Ended March 31,
	2024	2023
Foreign currency forward contracts gains	$—	$0.2
Total foreign currency transaction gains (losses), net	0.7	(1.0)
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
The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(1)	$18.4	$—	$—	$18.4
Interest rate swaps(2)	—	10.9	—	10.9
Cross-currency interest rate swaps(3)	—	16.7	—	16.7
Total	$18.4	$27.6	$—	$46.0
Financial Liabilities
Deferred compensation plans(1)	$25.7	$—	$—	$25.7
Cross-currency interest rate swaps(3)	—	39.7	—	39.7
Contingent consideration(4)	—	—	48.4	48.4
Total	$25.7	$39.7	$48.4	$113.8

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(1)	$16.8	$—	$—	$16.8
Interest rate swaps(2)	—	9.4	—	9.4
Cross-currency interest rate swaps(3)	—	15.7	—	15.7
Total	$16.8	$25.1	$—	$41.9
Financial Liabilities
Deferred compensation plan(1)	$24.7	$—	$—	$24.7
Cross-currency interest rate swaps(3)	—	63.1	—	63.1
Contingent consideration(4)	—	—	42.2	42.2
Total	$24.7	$63.1	$42.2	$130.0
(1)Based on the quoted price of publicly traded mutual funds and other equity securities which are classified as trading securities and accounted for using the mark-to-market method.
(2)Measured as the present value of all expected future cash flows based on the SOFR-based swap yield curves as of March 31, 2024. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

(3)Measured as the present value of all expected future cash flows on each leg of the contracts. The model utilizes inputs of observable market data including interest yield curves and foreign currency exchange rates. The present value calculation uses cross-currency basis-adjusted discount factors that have been adjusted to reflect the credit quality of the Company and its counterparties.
(4)Measured as the present value of expected consideration payable for completed acquisitions, generally derived using probability-weighted analysis of achieving projected revenue or EBITDA targets.
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
The following table provides a reconciliation of the activity for contingent consideration for the three month periods ended March 31, 2024 and 2023.

	For the Three Month Period Ended March 31,
	2024	2023
Balance at beginning of the period	$42.2	$43.9
Acquisitions	6.5	—
Changes in fair value	0.2	4.3
Foreign currency translation	(0.5)	0.2
Balance at end of the period	$48.4	$48.4
As of March 31, 2024, the contingent consideration included in “Accrued liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheets were $10.3 million and $38.1 million, respectively.
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
Disaggregation of Revenue
The following tables provide disaggregated revenue by reportable segment for the three month periods ended March 31, 2024 and 2023.

	Industrial Technologies and Services		Precision and Science Technologies		Total
	Three Month Period Ended March 31,
	2024	2023	2024	2023	2024	2023
Primary Geographic Markets
United States	$597.1	$551.2	$137.1	$144.2	$734.2	$695.4
Other Americas	112.7	90.9	8.1	7.3	120.8	98.2
Total Americas	709.8	642.1	145.2	151.5	855.0	793.6
EMEIA	445.4	426.0	113.7	113.4	559.1	539.4
Asia Pacific	218.2	249.1	37.8	47.2	256.0	296.3
Total	$1,373.4	$1,317.2	$296.7	$312.1	$1,670.1	$1,629.3
Product Categories
Original equipment(1)	$827.1	$790.1	$225.0	$245.3	$1,052.1	$1,035.4
Aftermarket(2)	546.3	527.1	71.7	66.8	618.0	593.9
Total	$1,373.4	$1,317.2	$296.7	$312.1	$1,670.1	$1,629.3
Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$1,244.4	$1,220.5	$295.5	$311.2	$1,539.9	$1,531.7
Revenue recognized over time(4)	129.0	96.7	1.2	0.9	130.2	97.6
Total	$1,373.4	$1,317.2	$296.7	$312.1	$1,670.1	$1,629.3
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
Performance Obligations
As of March 31, 2024, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $687.8 million in the next twelve months and $643.1 million in periods thereafter. The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time and service contracts with an original duration greater than one year.

Contract Balances
The following table provides the contract balances as of March 31, 2024 and December 31, 2023 presented in the Condensed Consolidated Balance Sheets.

	March 31, 2024	December 31, 2023
Accounts receivable, net	$1,245.2	$1,234.2
Contract assets	90.7	85.6
Contract liabilities - current	345.4	331.2
Contract liabilities - noncurrent	1.0	1.0
Note 16. Income Taxes
The following table summarizes the Company’s provision for income taxes and effective income tax provision rate for the three month periods ended March 31, 2024 and 2023.

	For the Three Month Period Ended March 31,
	2024	2023
Income before income taxes	$269.6	$211.0
Provision for income taxes	$54.4	$48.1
Effective income tax provision rate	20.2%	22.8%
The increase in the provision for income taxes and decrease in the effective income tax provision rate for the three month period ended March 31, 2024 when compared to the same three month period of 2023. The increase in the provision for income taxes is primarily due to an increase in the pretax book income. The decrease in the effective income tax provision rate is primarily due to the additional benefit of a windfall tax deduction during the first quarter of 2024, partially offset by an increase in the pretax book income in jurisdictions with higher effective tax rates.
Note 17. Other Operating Expense, Net
The components of “Other operating expense, net” for the three month periods ended March 31, 2024 and 2023 were as follows.

	For the Three Month Period Ended March 31,
	2024	2023
Foreign currency transaction losses (gains), net	$(0.7)	$1.0
Restructuring charges, net(1)	9.7	2.9
Acquisition and other transaction related expenses(2)	15.3	15.2
Other, net	0.9	1.3
Total other operating expense, net	$25.2	$20.4
(1)See Note 3 “Restructuring.”
(2)Represents costs associated with successful and abandoned acquisitions, including third-party expenses and post-closure integration costs.
Note 18. Contingencies
The Company is a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature for a company of its size and sector. The Company believes that such proceedings, lawsuits and administrative actions will not materially adversely affect its operations, financial condition, liquidity or competitive position. For further description of the Company’s contingencies, reference is made to Note 21, “Contingencies” in the notes to consolidated financial statements in the Company’s 2023 Annual Report.

Asbestos and Silica Related Litigation
The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity. “Accrued liabilities” and “Other liabilities” of the Condensed Consolidated Balance Sheets include a total litigation reserve of $124.7 million and $126.9 million as of March 31, 2024 and December 31, 2023, respectively, with regards to potential liability arising from the Company’s asbestos-related litigation. Asbestos related defense costs are excluded from the asbestos claims liability and are recorded separately as services are incurred. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity.
The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has an insurance recovery receivable for probable asbestos related recoveries of approximately $151.4 million and $157.7 million as of March 31, 2024 and December 31, 2023, respectively, which was included in “Other assets” in the Condensed Consolidated Balance Sheets. The amounts recorded by the Company for asbestos-related liabilities and insurance recoveries are based on currently available information and assumptions that the Company believes are reasonable based on an evaluation of relevant factors. The actual liabilities or insurance recoveries could be higher or lower than those recorded if actual results vary significantly from the assumptions.
Environmental Matters
The Company has been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under U.S. federal “Superfund” or similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. The Company has undiscounted accrued liabilities of $16.3 million and $16.7 million as of March 31, 2024 and December 31, 2023, respectively, on its Condensed Consolidated Balance Sheets to the extent costs are known or can be reasonably estimated for its remaining financial obligations in relation to environmental matters and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.
Note 19. Segment Results
A description of the Company’s two reportable segments, including the specific products manufactured and sold follows below.
In the Industrial Technologies and Services segment, the Company designs, manufactures, markets and services a broad range of compression and vacuum equipment as well as fluid transfer equipment, and loading systems. The Company’s compression and vacuum products are used worldwide in industrial manufacturing, transportation, chemical processing, food and beverage production, clean energy, environmental and other applications. In addition to equipment sales, the Company offers a broad portfolio of service options tailored to customer needs and complete range of aftermarket parts, air treatment equipment, controls and other accessories. The Company’s engineered loading systems and fluid transfer equipment ensure the safe handling and transfer of crude oil, liquefied natural gas, compressed natural gas, chemicals, and bulk materials.
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

The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Income Before Income Taxes for the three month periods ended March 31, 2024 and 2023.

	For the Three Month Period Ended March 31,
	2024	2023
Revenue
Industrial Technologies and Services	$1,373.4	$1,317.2
Precision and Science Technologies	296.7	312.1
Total Revenue	$1,670.1	$1,629.3
Segment Adjusted EBITDA
Industrial Technologies and Services	$411.1	$345.6
Precision and Science Technologies	91.4	94.5
Total Segment Adjusted EBITDA	$502.5	$440.1
Less items to reconcile Segment Adjusted EBITDA to Income Before Income Taxes:
Corporate expenses not allocated to segments	$44.0	$40.0
Interest expense	36.8	38.9
Depreciation and amortization expense (a)	116.3	113.1
Restructuring and related business transformation costs (b)	10.7	4.3
Acquisition and other transaction related expenses and non-cash charges (c)	15.3	18.0
Stock-based compensation	14.1	12.1
Foreign currency transaction losses (gains), net	(0.7)	1.0
Adjustments to LIFO inventories	6.8	7.8
Cybersecurity incident costs (d)	0.6	—
Interest income on cash and cash equivalents	(11.4)	(4.7)
Other adjustments (e)	0.4	(1.4)
Income Before Income Taxes	269.6	211.0
Provision for income taxes	54.4	48.1
Income (loss) on equity method investments	(10.7)	0.3
Net Income	$204.5	$163.2
a)Depreciation and amortization expense excludes $0.9 million and $0.9 million of depreciation of rental equipment for the three month periods ended March 31, 2024 and 2023, respectively.
b)Restructuring and related business transformation costs consist of the following.

	For the Three Month Period Ended March 31,
	2024	2023
Restructuring charges	$9.7	$2.9
Facility reorganization, relocation and other costs	1.0	1.4
Total restructuring and related business transformation costs	$10.7	$4.3
c)Represents costs associated with successful and abandoned acquisitions, including third-party expenses, post-closure integration costs and non-cash charges and credits arising from fair value purchase accounting adjustments.
d)Represents non-recoverable costs associated with a cybersecurity event.
e)Includes (i) pension and other postemployment plan costs other than service cost and (ii) other miscellaneous adjustments.
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

	For the Three Month Period Ended March 31,
	2024	2023
Weighted-average shares outstanding - Basic	403.5	405.0
Dilutive effect of outstanding share-based compensation awards	4.4	4.2
Weighted-average shares outstanding - Diluted	407.9	409.2
For the three month periods ended March 31, 2024 and 2023, 0.4 million and 2.0 million, respectively, of anti-dilutive shares were not included in the computation of diluted earnings per share.
Note 21. Subsequent Event
On April 25, 2024, the Company’s board of directors authorized a $1.0 billion increase to the Company’s share repurchase program. This increase is incremental to the amount remaining on the existing $750 million authorization. These authorizations do not have any expiration date. Under the repurchase program, Ingersoll Rand may from time to time repurchase shares of the Company’s common stock in the open market at prevailing market prices (including through Rule 10b5-1 plans), in privately negotiated transactions, a combination thereof, or through other transactions. The actual timing, number, manner, and value of any shares repurchased will depend on several factors, including the market price of the Company’s stock, general market and economic conditions, the Company’s liquidity requirements, applicable legal requirements, and other business considerations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our 2023 Annual Report. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
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
Recent Development
On March 25, 2024, the Company entered into an agreement to acquire ILC Dover from New Mountain Capital, LLC for an upfront all-cash purchase price of approximately $2.325 billion and contingent consideration of up to $75.0 million. ILC Dover’s offerings include solutions for biopharmaceutical, pharmaceutical, and medical device markets as well as products for the space industry and will be reported in the Precision and Science Technologies segment. This transaction is expected to close in the second quarter of 2024, subject to customary regulatory approvals and closing conditions.
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
Foreign Currency Fluctuations
A significant portion of our revenues, approximately 53% for the three month period ended March 31, 2024, was denominated in currencies other than the U.S. dollar. Because much of our manufacturing facilities and labor force costs are outside of the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.
Factors Affecting the Comparability of our Results of Operations
Key factors affecting the comparability of our results of operations are summarized below.
Acquisitions
Part of our strategy for growth is to acquire complementary businesses that provide access to new technologies or geographies or expand our offerings. While acquisitions, as discussed further in Note 2, are not individually significant or significant in the aggregate, they may be relevant when comparing our results from period to period.

See Note 2 “Acquisitions” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further discussion of these acquisitions.
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
Results of Operations
Consolidated results should be read in conjunction with the segment results section herein and Note 19 “Segment Results” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, which provides more detailed discussions concerning certain components of our Condensed Consolidated Statements of Operations. All intercompany accounts and transactions have been eliminated within the consolidated results. The following table presents selected Condensed Consolidated Results of Operations of our business for the three month periods ended March 31, 2024 and 2023.

	For the Three Month Period Ended March 31,
	2024	2023
Condensed Consolidated Statement of Operations:
Revenues	$1,670.1	$1,629.3
Cost of sales	923.8	965.1
Gross profit	746.3	664.2
Selling and administrative expenses	336.3	311.1
Amortization of intangible assets	91.6	92.4
Other operating expense, net	25.2	20.4
Operating income	293.2	240.3
Interest expense	36.8	38.9
Other income, net	(13.2)	(9.6)
Income before income taxes	269.6	211.0
Provision for income taxes	54.4	48.1
Income (loss) on equity method investments	(10.7)	0.3
Net income	204.5	163.2
Less: Net income attributable to noncontrolling interests	2.3	2.1
Net income attributable to Ingersoll Rand Inc.	$202.2	$161.1

Percentage of Revenues:
Gross profit	44.7%	40.8%
Selling and administrative expenses	20.1%	19.1%
Operating income	17.6%	14.7%
Net income	12.2%	10.0%
Adjusted EBITDA	27.5%	24.6%

Other Financial Data:
Adjusted EBITDA (1)	$458.5	$400.1
Adjusted Net Income (1)	319.9	267.0
Cash flows - operating activities	161.6	170.3
Cash flows - investing activities	(205.6)	(581.5)
Cash flows - financing activities	(79.6)	(89.3)
Free Cash Flow (1)	99.3	147.9
(1)See the “Non-GAAP Financial Measures” section for a reconciliation to comparable GAAP measure.
Revenues
Revenues for the three month period ended March 31, 2024 were $1,670.1 million, an increase of $40.8 million, or 2.5%, compared to $1,629.3 million for the same three month period in 2023. The increase in revenues was primarily due to acquisitions of $55.7 million and higher pricing of $48.3 million, partially offset by lower organic volumes of $60.9 million and unfavorable impact of foreign currencies of $2.3 million. The percentage of consolidated revenues derived from aftermarket parts and services was 37.0% in the three month period ended March 31, 2024 compared to 36.5% in the same three month period in 2023.
Gross Profit
Gross profit for the three month period ended March 31, 2024 was $746.3 million, an increase of $82.1 million, or 12.4%, compared to $664.2 million for the same three month period in 2023, and as a percentage of revenues was 44.7% for the three month period ended March 31, 2024 and 40.8% for the same three month period in 2023. The increase in gross profit is primarily due to higher pricing and acquisitions discussed above. The increase in gross profit as a percentage of revenues is primarily due to increased price and input cost productivity improvements.
Selling and Administrative Expenses
Selling and administrative expenses were $336.3 million for the three month period ended March 31, 2024, an increase of $25.2 million, or 8.1%, compared to $311.1 million for the same three month period in 2023. The increase in selling and administrative expenses was primarily attributable to businesses acquired in 2023 and first quarter of 2024. Selling and administrative expenses as a percentage of revenues increased to 20.1% for the three month period ended March 31, 2024 from 19.1% in the same three month period in 2023.
Amortization of Intangible Assets
Amortization of intangible assets was $91.6 million for the three month period ended March 31, 2024, a decrease of $0.8 million, compared to $92.4 million in the same three month period in 2023. The decrease was primarily due to certain intangible assets becoming fully amortized during the period, partially offset by businesses acquired in 2023 and first quarter of 2024 discussed in Note 2 “Acquisitions” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
Other Operating Expense, Net
Other operating expense, net was $25.2 million for the three month period ended March 31, 2024, an increase of $4.8 million, compared to $20.4 million in the same three month period in 2023. The increase in expense was primarily due to higher restructuring charges of $6.8 million and higher acquisition and other transaction related expenses and non-cash charges of $0.1 million, partially offset by higher foreign currency transaction gains, net of $1.7 million.
Interest Expense
Interest expense was $36.8 million for the three month period ended March 31, 2024, a decrease of $2.1 million, compared to $38.9 million in the same three month period in 2023. The decrease was primarily due to the interest rate derivative contracts discussed in Note 13 “Hedging Activities and Derivative Instruments” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. The weighted average interest rate, including the impact of the interest rate derivative contracts, was approximately 5.3% for the three month period ended March 31, 2024 and 5.2% in the same three month period in 2023.
Other Income, Net
Other income, net was $13.2 million and $9.6 million in the three month periods ended March 31, 2024 and 2023, respectively. The increase was primarily due to an increase in interest income from holdings of cash and cash equivalents.
Provision for Income Taxes
The provision for income taxes was $54.4 million, resulting in a 20.2% effective income tax provision rate for the three month period ended March 31, 2024, compared to a provision for income taxes of $48.1 million, resulting in a 22.8% effective income tax provision rate in the same three month period in 2023. The increase in the tax provision for the three month period ended March 31, 2024 is primarily due to an increase in the pretax book income. The decrease in the effective income tax provision rate is primarily due to the additional benefit of a windfall tax deduction during the first quarter of 2024, partially offset by an increase in the pretax book income in jurisdictions with higher effective tax rates.
Net Income
Net income was $204.5 million for the three month period ended March 31, 2024 compared to net income of $163.2 million in the same three month period in 2023. The increase in net income was primarily due to higher gross profit on increased revenues, partially offset by higher selling and administrative expenses, higher loss on equity method investments, and higher provision for income taxes.
Adjusted EBITDA
Adjusted EBITDA increased $58.4 million to $458.5 million for the three month period ended March 31, 2024 compared to $400.1 million in the same three month period in 2023. Adjusted EBITDA as a percentage of revenues increased 290 basis points to 27.5% for the three month period ended March 31, 2024 from 24.6% for the same three month period in 2023. The increase in Adjusted EBITDA was primarily due to higher pricing of $48.3 million, favorable cost productivity and product mix of $32.9 million, and acquisitions of $11.5 million, partially offset by lower organic sales volume of $26.2 million, higher selling and administrative costs of $9.6 million, and unfavorable impact of foreign currencies of $1.2 million. The increase in Adjusted EBITDA as a percentage of revenues is primarily attributable to higher pricing, input cost productivity improvements, and product mix.
Adjusted Net Income
Adjusted Net Income increased $52.9 million to $319.9 million for the three month period ended March 31, 2024 compared to $267.0 million in the same three month period in 2023. The increase was primarily due to higher Adjusted EBITDA, partially offset by a higher income tax provision, as adjusted.
Non-GAAP Financial Measures
Set forth below are the reconciliations of Net Income to Adjusted EBITDA and Adjusted Net Income and Cash Flows from Operating Activities to Free Cash Flow.

	For the Three Month Period Ended March 31,
	2024	2023
Net Income	$204.5	$163.2
Plus:
Interest expense	36.8	38.9
Provision for income taxes	54.4	48.1
Depreciation expense (a)	24.7	20.7
Amortization expense (b)	91.6	92.4
Restructuring and related business transformation costs (c)	10.7	4.3
Acquisition and other transaction related expenses and non-cash charges (d)	15.3	18.0
Stock-based compensation	14.1	12.1
Foreign currency transaction losses (gains), net	(0.7)	1.0
Loss (income) on equity method investments	10.7	(0.3)
Adjustments to LIFO inventories	6.8	7.8
Cybersecurity incident costs (e)	0.6	—
Interest income on cash and cash equivalents	(11.4)	(4.7)
Other adjustments (f)	0.4	(1.4)
Adjusted EBITDA	$458.5	$400.1
Minus:
Interest expense	$36.8	$38.9
Income tax provision, as adjusted (g)	86.4	75.6
Depreciation expense	24.7	20.7
Amortization of non-acquisition related intangible assets	2.1	2.6
Interest income on cash and cash equivalents	(11.4)	(4.7)
Adjusted Net Income	$319.9	$267.0
Free Cash Flow
Cash flows from operating activities	$161.6	$170.3
Minus:
Capital expenditures	62.3	22.4
Free Cash Flow	$99.3	$147.9
(a)Depreciation expense excludes $0.9 million and $0.9 million of depreciation of rental equipment for the three month periods ended March 31, 2024 and 2023, respectively.

(b)Represents $89.5 million and $89.8 million of amortization of intangible assets arising from acquisitions (customer relationships, technology, tradenames and backlog) and $2.1 million and $2.6 million of amortization of non-acquisition related intangible assets, in each case, for the three month periods ended March 31, 2024 and 2023, respectively.
(c)Restructuring and related business transformation costs consisted of the following.

	For the Three Month Period Ended March 31,
	2024	2023
Restructuring charges	$9.7	$2.9
Facility reorganization, relocation and other costs	1.0	1.4
Total restructuring and related business transformation costs	$10.7	$4.3
(d)Represents costs associated with successful and/or abandoned acquisitions and divestitures, including third-party expenses, post-closure integration costs, and non-cash charges and credits arising from fair value purchase accounting adjustments.
(e)Represents non-recoverable costs associated with a cybersecurity event.
(f)Includes (i) pension and other postemployment plan costs other than service costs and (ii) other miscellaneous adjustments.
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
The income tax provision, as adjusted for each of the periods presented below consisted of the following.

	For the Three Month Period Ended March 31,
	2024	2023
Provision for income taxes	$54.4	$48.1
Tax impact of pre-tax income adjustments	29.3	28.1
Discrete tax items	2.7	(0.6)
Income tax provision, as adjusted	$86.4	$75.6
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
Segment Results for the Three Month Periods Ended March 31, 2024 and 2023
The following tables display Segment Orders, Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments.
Industrial Technologies and Services Segment Results

	For the Three Month Period Ended March 31,		Percent Change
	2024	2023	2024 vs. 2023
Segment Orders	$1,398.4	$1,450.3	(3.6)%
Segment Revenues	$1,373.4	$1,317.2	4.3%
Segment Adjusted EBITDA	$411.1	$345.6	19.0%
Segment Margin	29.9%	26.2%	370	bps

Segment Orders for the three month period ended March 31, 2024 were $1,398.4 million, a decrease of $51.9 million, or 3.6%, compared to $1,450.3 million in the same three month period in 2023. The decrease in Segment Orders was due to lower organic orders of $104.9 million or 7.2% and the unfavorable impact of foreign currencies of $2.6 million or 0.2%, partially offset by acquisitions of $55.6 million or 3.8%.
Segment Revenues for the three month period ended March 31, 2024 were $1,373.4 million, an increase of $56.2 million, or 4.3%, compared to $1,317.2 million in the same three month period in 2023. The increase in Segment Revenues was due to acquisitions of $55.7 million or 4.2% and higher pricing of $39.2 million or 3.0%, partially offset by lower organic volumes of $36.3 million or 2.8% and unfavorable impact of foreign currencies of $2.4 million or 0.2%. The percentage of Segment Revenues derived from aftermarket parts and service was 39.8% in the three month period ended March 31, 2024 compared to 40.0% in the same three month period in 2023.
Segment Adjusted EBITDA for the three month period ended March 31, 2024 was $411.1 million, an increase of $65.5 million, or 19.0%, from $345.6 million in the same three month period in 2023. Segment Adjusted EBITDA Margin increased 370 basis points to 29.9% from 26.2% in 2023. The increase in Segment Adjusted EBITDA was primarily due to higher pricing of $39.2 million or 11.3%, favorable cost productivity and product mix of $36.3 million or 10.5%, and acquisitions of $11.7 million or 3.4%, partially offset by lower organic sales volume of $14.6 million or 4.2%, higher selling and administrative costs of $6.7 million or 1.9%, and unfavorable impact of foreign currencies of $0.8 million or 0.2%.
Precision and Science Technologies Segment Results

	For the Three Month Period Ended March 31,		Percent Change
	2024	2023	2024 vs. 2023
Segment Orders	$309.0	$326.5	(5.4)%
Segment Revenues	$296.7	$312.1	(4.9)%
Segment Adjusted EBITDA	$91.4	$94.5	(3.3)%
Segment Margin	30.8%	30.3%	50	bps
Segment Orders for the three month period ended March 31, 2024 were $309.0 million, a decrease of $17.5 million, or 5.4%, compared to $326.5 million in the same three month period in 2023. The decrease in Segment Orders was due to lower organic orders of $17.6 million or 5.4%, partially offset by foreign currencies of $0.1 million or 0.0%.
Segment Revenues for the three month period ended March 31, 2024 were $296.7 million, a decrease of $15.4 million, or 4.9%, compared to $312.1 million in the same three month period in 2023. The decrease in Segment Revenues was primarily due to lower organic volumes of $24.6 million or 7.9%, partially offset by higher pricing of $9.1 million or 2.9% and favorable impact of foreign currencies of $0.1 million or 0.0%. The percentage of Segment Revenues derived from aftermarket parts and service was 24.2% in the three month period ended March 31, 2024 compared to 21.4% in the same three month period in 2023.
Segment Adjusted EBITDA for the three month period ended March 31, 2024 was $91.4 million, a decrease of $3.1 million, or 3.3%, from $94.5 million in the same three month period in 2023. Segment Adjusted EBITDA Margin increased 50 basis points to 30.8% from 30.3% in 2023. The decrease in Segment Adjusted EBITDA was primarily due to lower organic sales volume of $11.6 million or 12.3%, higher selling and administrative costs of $0.4 million or 0.4%, and unfavorable impact of foreign currencies of $0.3 million or 0.3%, partially offset by higher pricing of $9.1 million or 9.6% and product mix of $0.2 million or 0.2%.
Liquidity and Capital Resources
Our investment resources include cash on hand, cash generated from operations and borrowings under our Revolving Credit Facility. We also have the ability to seek additional secured and unsecured borrowings, subject to Credit Agreement restrictions.
As of March 31, 2024, we had $2,000.0 million of unused availability under the Revolving Credit Facility.
See the description of these line-of-credit resources in Note 11 “Debt” to the consolidated financial statements in our 2023 Annual Report and Note 10 “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
As of March 31, 2024, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.

Liquidity
A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$1,452.3	$1,595.5

Short-term borrowings and current maturities of long-term debt	$31.3	$30.6
Long-term debt	2,687.0	2,693.0
Total debt	$2,718.3	$2,723.6
We can increase the borrowing availability under the Senior Secured Credit Facilities by up to $1,600.0 million in the form of additional commitments under the Revolving Credit Facility and/or incremental term loans plus an additional amount so long as we do not exceed a specified senior secured leverage ratio. We can incur additional secured indebtedness under the term loan facilities if certain specified conditions are met under the Credit Agreement. Our liquidity requirements are significant primarily due to debt service requirements. See Note 11 “Debt” to the consolidated financial statements in our 2023 Annual Report and Note 10 “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.
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
A substantial portion of our cash is in jurisdictions outside of the United States. We do not assert ASC 740-30 (formerly APB 23) indefinite reinvestment of our historical non-U.S. earnings or future non-U.S. earnings. The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States. Our deferred income tax liability as of March 31, 2024 was $55.2 million which primarily consisted of withholding taxes.

Working Capital

	March 31, 2024	December 31, 2023
Net Working Capital:
Current assets	$4,006.8	$4,050.4
Less: Current liabilities	1,724.6	1,827.3
Net working capital	$2,282.2	$2,223.1

Operating Working Capital:
Accounts receivable	$1,245.2	$1,234.2
Plus: Inventories (excluding LIFO reserve)	1,131.0	1,073.6
Plus: Contract assets	90.7	85.6
Less: Accounts payable	694.0	801.2
Less: Contract liabilities (current)	345.4	331.2
Operating working capital	$1,427.5	$1,261.0
Net working capital increased $59.1 million to $2,282.2 million as of March 31, 2024 from $2,223.1 million as of December 31, 2023. Operating working capital increased $166.5 million to $1,427.5 million as of March 31, 2024 from $1,261.0 million as of December 31, 2023. The increase in operating working capital is primarily due to lower accounts payable, higher inventories, higher accounts receivable, and higher contract assets, partially offset by higher contract liabilities.
The increase in accounts receivable was primarily due to the timing of revenues in the quarter and seasonal changes in collection timing. The increase in inventories was primarily due to acquisitions. The increase in contract assets was primarily due to the timing of revenue recognition and billing on our overtime contracts. The decrease in accounts payable was primarily due to the timing of vendor cash disbursements. The increase in contract liabilities was primarily due to the timing of customer milestone payments for in-process engineered to order contracts.
Cash Flows
The following table reflects the major categories of cash flows for the three month periods ended March 31, 2024 and 2023, respectively.

	For the Three Month Period Ended March 31,
	2024	2023
Cash flows provided by operating activities	$161.6	$170.3
Cash flows used in investing activities	(205.6)	(581.5)
Cash flows used in financing activities	(79.6)	(89.3)
Free cash flow(1)	99.3	147.9
(1)See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the nearest GAAP measure.
Operating Activities
Cash provided by operating activities decreased $8.7 million to $161.6 million for the three month period ended March 31, 2024 from $170.3 million in the same three month period in 2023. This decrease is primarily attributable to cash used as a result of a larger increase in operating working capital and an increase in tax payments in 2024, compared to 2023, as well as the timing of interest payments for our senior notes, partially offset by higher net income.
Investing Activities
Cash used in investing activities included capital expenditures of $62.3 million and $22.4 million for the three month periods ended March 31, 2024 and 2023, respectively. Net cash paid in acquisitions was $143.3 million and $566.4 million in the three month periods ended March 31, 2024 and 2023, respectively. The three month period ended March 31, 2023 also included proceeds of $7.3 million related to the sale of a closed facility.

Financing Activities
Cash used in financing activities of $79.6 million for the three month period ended March 31, 2024 primarily reflected purchases of treasury stock of $72.9 million, cash dividends on common stock of $8.1 million, repayments of long-term debt of $7.1 million, and payments of deferred and contingent acquisition consideration of $2.2 million, partially offset by proceeds from stock option exercises of $11.2 million.
Cash used in financing activities of $89.3 million for the three month period ended March 31, 2023 primarily reflected purchases of treasury stock of $77.0 million, repayments of long-term debt of $11.0 million and cash dividends on common stock of $8.1 million, partially offset by proceeds from stock option exercises of $9.2 million.
Free Cash Flow
Free cash flow decreased $48.6 million to $99.3 million in the three month period ended March 31, 2024 from $147.9 million in the same three month period in 2023 due to higher capital expenditures and lower cash provided by operating activities.
Critical Accounting Estimates
Management has evaluated the accounting estimates used in the preparation of the Company’s condensed consolidated financial statements and related notes and believe those estimates to be reasonable and appropriate. Certain of these accounting estimates require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the section “Critical Accounting Estimates” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1 “Summary of Significant Accounting Policies” of “Item 8. Financial Statements and Supplementary Data” included in our 2023 Annual Report.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 18 “Contingencies” to the condensed consolidated financial statements included elsewhere in this Form 10-Q. We believe that as of March 31, 2024, there have been no material changes to the environmental matters disclosed in our 2023 Annual Report.
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
As of March 31, 2024, there have been no material changes to our market risk assessment previously disclosed in the 2023 Annual Report.
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
ITEM 1A.    RISK FACTORS
As of March 31, 2024, there have been no material changes to our risk factors included in our 2023 Annual Report.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the three month period ended March 31, 2024.

2024 First Quarter Months	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January 1, 2024 - January 31, 2024	—	$—	—	$243,033,169
February 1, 2024 - February 28, 2024	444,449	$88.95	335,460	$213,033,369
March 1, 2024 - March 31, 2024	367,325	$90.88	357,620	$180,532,915
Total	811,774		693,080
(1)Includes shares of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of certain restricted stock units, comprised of 108,989 shares in the period from February 1, 2024 to February 29, 2024, and 9,705 shares in the period from March 1, 2024 to March 31, 2024.
(2)The average price paid per share includes brokerage commissions.
(3)On August 24, 2021, our Board of Directors approved a share repurchase program which authorized the repurchase of up to $750.0 million of the Company’s outstanding common stock. The authorization does not have any expiration date.
On April 25, 2024, our Board of Directors authorized a $1.0 billion increase to our share repurchase program. This increase is incremental to the amount remaining on the existing $750 million authorization. These authorizations do not have any expiration date. Under the repurchase program, Ingersoll Rand may from time to time repurchase shares of the Company’s common stock in the open market at prevailing market prices (including through Rule 10b5-1 plans), in privately negotiated transactions, a combination thereof, or through other transactions. The actual timing, number, manner, and value of any shares repurchased will depend on several factors, including the market price of the Company’s stock, general market and economic conditions, the Company’s liquidity requirements, applicable legal requirements, and other business considerations.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
On March 3, 2024, Vicente Reynal, the Company's Chairman, President and Chief Executive Officer, adopted a 10b5-1 trading arrangement (a “10b5-1 Plan”). Mr. Reynal’s 10b5-1 Plan provides for the potential sale of up to 456,974 shares of the Company’s common stock, obtained from the exercise of vested stock options covered by the 10b5-1 Plan, from June 3, 2024 through June 4, 2024, and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

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

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Ingersoll Rand Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2021).
3.2	Third Amended and Restated Bylaws of Ingersoll Rand Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2023).
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Scheme Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2024	INGERSOLL RAND INC.

	By:	/s/ Michael J. Scheske
Name: Michael J. Scheske
Vice President and Chief Accounting Officer (Principal Accounting Officer)