Form 10-Q
period 2024-06-30
Ingersoll Rand Inc.
filed 2024-08-02
CIK 1699150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The registrant had outstanding 403,484,175 shares of Common Stock, par value $0.01 per share, as of July 26, 2024.

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
•Our fixed rate to floating rate swap contracts subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
•We utilize derivative financial instruments to manage interest rate exposure and fixed to float mix. We will be exposed to risks related to counterparty credit worthiness or non-performance of these instruments.
•If the syndicate of financial institutions which are party to our New Revolving Credit Facility (as defined herein) fail to extend credit under our New Revolving Credit Facility, our liquidity and results of operations may be adversely affected.
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

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2024	2023	2024	2023
Revenues	$1,805.3	$1,686.5	$3,475.4	$3,315.8
Cost of sales	1,012.0	989.0	1,935.8	1,954.1
Gross Profit	793.3	697.5	1,539.6	1,361.7
Selling and administrative expenses	342.1	315.6	678.4	626.7
Amortization of intangible assets	91.2	89.7	182.8	182.1
Other operating expense, net	88.2	19.8	113.4	40.2
Operating Income	271.8	272.4	565.0	512.7
Interest expense	50.8	40.8	87.6	79.7
Loss on extinguishment of debt	3.0	0.9	3.0	0.9
Other income, net	(18.1)	(8.2)	(31.3)	(17.8)
Income Before Income Taxes	236.1	238.9	505.7	449.9
Provision for income taxes	46.1	60.5	100.5	108.6
Income (loss) on equity method investments	(3.5)	2.4	(14.2)	2.7
Net Income	186.5	180.8	391.0	344.0
Less: Net income attributable to noncontrolling interests	1.5	1.3	3.8	3.4
Net Income Attributable to Ingersoll Rand Inc.	$185.0	$179.5	$387.2	$340.6

Basic earnings per share	0.46	0.44	0.96	0.84
Diluted earnings per share	0.45	0.44	0.95	0.83
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2024	2023	2024	2023
Comprehensive Income Attributable to Ingersoll Rand Inc.
Net income attributable to Ingersoll Rand Inc.	$185.0	$179.5	$387.2	$340.6
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net	(34.0)	(46.6)	(107.5)	(15.8)
Unrecognized gain (loss) on cash flow hedges	(2.1)	10.9	(2.2)	5.6
Pension and other postretirement prior service cost and gain (loss), net	(1.4)	(1.1)	(2.8)	(1.3)
Total other comprehensive loss, net of tax	(37.5)	(36.8)	(112.5)	(11.5)
Comprehensive income attributable to Ingersoll Rand Inc.	$147.5	$142.7	$274.7	$329.1
Comprehensive Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$1.5	$1.3	$3.8	$3.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	0.1	(0.1)	(0.7)	0.8
Total other comprehensive income (loss), net of tax	0.1	(0.1)	(0.7)	0.8
Comprehensive income attributable to noncontrolling interests	1.6	1.2	3.1	4.2
Total Comprehensive Income	$149.1	$143.9	$277.8	$333.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,062.5	$1,595.5
Accounts receivable, net of allowance for credit losses of $56.9 and $53.8, respectively	1,301.4	1,234.2
Inventories	1,160.0	1,001.1
Other current assets	319.3	219.6
Total current assets	3,843.2	4,050.4
Property, plant and equipment, net of accumulated depreciation of $535.0 and $500.8, respectively	830.0	711.4
Goodwill	8,217.1	6,609.7
Other intangible assets, net	4,478.2	3,611.1
Deferred tax assets	29.6	31.5
Other assets	440.4	549.4
Total assets	$17,838.5	$15,563.5
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$4.5	$30.6
Accounts payable	748.5	801.2
Accrued liabilities	1,011.6	995.5
Total current liabilities	1,764.6	1,827.3
Long-term debt, less current maturities	4,750.9	2,693.0
Pensions and other postretirement benefits	150.9	150.0
Deferred income tax liabilities	838.2	612.6
Other liabilities	309.7	433.9
Total liabilities	$7,814.3	$5,716.8
Commitments and contingencies (Note 18)	—	—
Stockholders’ equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 430,371,281 and 428,589,061 shares issued as of June 30, 2024 and December 31, 2023, respectively	4.3	4.3
Capital in excess of par value	9,595.3	9,550.8
Retained earnings	2,068.3	1,697.2
Accumulated other comprehensive loss	(340.1)	(227.6)
Treasury stock at cost; 26,595,683 and 25,241,667 shares as of June 30, 2024 and December 31, 2023, respectively	(1,369.6)	(1,240.9)
Total Ingersoll Rand Inc. stockholders’ equity	$9,958.2	$9,783.8
Noncontrolling interests	66.0	62.9
Total stockholders’ equity	$10,024.2	$9,846.7
Total liabilities and stockholders’ equity	$17,838.5	$15,563.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Month Period Ended June 30, 2024
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	429.7	$4.3	$9,569.8	$1,891.3	$(302.6)	$(1,307.5)	$9,855.3	$64.4	$9,919.7
Net income	—	—	—	185.0	—	—	185.0	1.5	186.5
Dividends declared	—	—	—	(8.0)	—	—	(8.0)	—	(8.0)
Issuance of common stock for stock-based compensation plans	0.7	—	11.2	—	—	—	11.2	—	11.2
Purchases of treasury stock	—	—	—	—	—	(62.6)	(62.6)	—	(62.6)
Issuance of treasury stock for stock-based compensation plans	—	—	(0.2)	—	—	0.5	0.3	—	0.3
Stock-based compensation	—	—	14.5	—	—	—	14.5	—	14.5
Other comprehensive income (loss), net of tax	—	—	—	—	(37.5)	—	(37.5)	0.1	(37.4)
Balance at end of period	430.4	$4.3	$9,595.3	$2,068.3	$(340.1)	$(1,369.6)	$9,958.2	$66.0	$10,024.2

	Three Month Period Ended June 30, 2023
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	427.5	$4.3	$9,493.6	$1,103.9	$(226.4)	$(1,058.1)	$9,317.3	$64.4	$9,381.7
Net income	—	—	—	179.5	—	—	179.5	1.3	180.8
Dividends declared	—	—	—	(8.1)	—	—	(8.1)	—	(8.1)
Issuance of common stock for stock-based compensation plans	0.3	—	5.0	—	—	—	5.0	—	5.0
Purchases of treasury stock	—	—	—	—	—	(56.2)	(56.2)	—	(56.2)
Issuance of treasury stock for stock-based compensation plans	—	—	(0.3)	—	—	2.4	2.1	—	2.1
Stock-based compensation	—	—	12.0	—	—	—	12.0	—	12.0
Other comprehensive loss, net of tax	—	—	—	—	(36.8)	—	(36.8)	(0.1)	(36.9)
Balance at end of period	427.8	$4.3	$9,510.3	$1,275.3	$(263.2)	$(1,111.9)	$9,414.8	$65.6	$9,480.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(Unaudited; in millions)

	Six Month Period Ended June 30, 2024
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	428.6	$4.3	$9,550.8	$1,697.2	$(227.6)	$(1,240.9)	$9,783.8	$62.9	$9,846.7
Net income	—	—	—	387.2	—	—	387.2	3.8	391.0
Dividends declared	—	—	—	(16.1)	—	—	(16.1)	—	(16.1)
Issuance of common stock for stock-based compensation plans	1.8	—	21.3	—	—	—	21.3	—	21.3
Purchases of treasury stock	—	—	—	—	—	(135.5)	(135.5)	—	(135.5)
Issuance of treasury stock for stock-based compensation plans	—	—	(5.4)	—	—	6.8	1.4	—	1.4
Stock-based compensation	—	—	28.6	—	—	—	28.6	—	28.6
Other comprehensive loss, net of tax	—	—	—	—	(112.5)	—	(112.5)	(0.7)	(113.2)
Balance at end of period	430.4	$4.3	$9,595.3	$2,068.3	$(340.1)	$(1,369.6)	$9,958.2	$66.0	$10,024.2

	Six Month Period Ended June 30, 2023
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	426.3	$4.3	$9,476.8	$950.9	$(251.7)	$(984.5)	$9,195.8	$61.4	$9,257.2
Net income	—	—	—	340.6	—	—	340.6	3.4	344.0
Dividends declared	—	—	—	(16.2)	—	—	(16.2)	—	(16.2)
Issuance of common stock for stock-based compensation plans	1.5	—	13.7	—	—	—	13.7	—	13.7
Purchases of treasury stock	—	—	—	—	—	(133.2)	(133.2)	—	(133.2)
Issuance of treasury stock for stock-based compensation plans	—	—	(3.6)	—	—	5.8	2.2	—	2.2
Stock-based compensation	—	—	23.4	—	—	—	23.4	—	23.4
Other comprehensive income (loss), net of tax	—	—	—	—	(11.5)	—	(11.5)	0.8	(10.7)
Balance at end of period	427.8	$4.3	$9,510.3	$1,275.3	$(263.2)	$(1,111.9)	$9,414.8	$65.6	$9,480.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	For the Six Month Period Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$391.0	$344.0
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	182.8	182.1
Depreciation	51.3	43.7
Non-cash restructuring charges	—	1.9
Stock-based compensation expense	28.6	24.0
Loss (income) on equity method investments	14.2	(2.7)
Foreign currency transaction gains, net	(0.7)	(0.1)
Non-cash adjustments to carrying value of LIFO inventories	7.2	14.3
Loss on extinguishment of debt	3.0	0.9
Loss on sale of asbestos-related assets and liabilities	33.7	—
Other non-cash adjustments	3.4	5.2
Changes in assets and liabilities:
Receivables	(8.1)	(62.7)
Inventories	(63.6)	(29.6)
Accounts payable	(72.8)	(126.8)
Accrued liabilities	(44.3)	53.1
Other assets and liabilities, net	(59.2)	(48.6)
Net cash provided by operating activities	466.5	398.7
Cash Flows Used In Investing Activities:
Capital expenditures	(84.1)	(47.2)
Net cash paid in acquisitions	(2,744.0)	(615.8)
Disposals of property, plant and equipment	—	7.3
Other investing	(6.0)	0.3
Net cash used in investing activities	(2,834.1)	(655.4)
Cash Flows From (Used In) Financing Activities:
Principal payments on long-term debt	(1,240.7)	(20.6)
Proceeds from long-term debt	3,296.9	—
Purchases of treasury stock	(135.5)	(132.8)
Cash dividends on common shares	(16.1)	(16.2)
Proceeds from stock option exercises	22.7	15.6
Payments to settle cross-currency swaps	(19.9)	—
Payments of deferred and contingent acquisition consideration	(12.0)	(5.3)
Payments of debt issuance costs	(32.3)	(5.3)
Other financing	(1.1)	(1.1)
Net cash provided by (used in) financing activities	1,862.0	(165.7)
Effect of exchange rate changes on cash and cash equivalents	(27.4)	(12.5)
Net decrease in cash and cash equivalents	(533.0)	(434.9)
Cash and cash equivalents, beginning of period	1,595.5	1,613.0
Cash and cash equivalents, end of period	$1,062.5	$1,178.1
Supplemental Cash Flow Information
Cash paid for income taxes, net of refunds	$128.9	$100.3
Cash paid for interest, net of interest rate derivative settlements	56.9	73.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; in millions, except per share amounts)
Note 1. Basis of Presentation and Recent Accounting Pronouncements
Basis of Presentation
Ingersoll Rand Inc. is a global provider of mission-critical flow creation products and life science and industrial solutions. The accompanying condensed consolidated financial statements include the accounts of Ingersoll Rand Inc. and its majority-owned subsidiaries (collectively referred to herein as “Ingersoll Rand” or the “Company”).
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
The results of operations for the three month period ended June 30, 2024 are not necessarily indicative of future results.
Divestiture of Asbestos Liabilities and Certain Assets
On June 10, 2024, the Company divested three wholly-owned subsidiaries that hold asbestos liabilities and certain assets, including the related insurance assets, to a third-party. The divestiture resulted in a pre-tax loss of $58.8 million, recorded to “Other operating expense, net.” See Note 18 “Contingencies” for additional details.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segments expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The adoption will modify our disclosures but is not expected to have a material effect on our consolidated financial statements.
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
Note 2. Acquisitions
Acquisitions in 2024
On February 1, 2024, the Company completed the acquisition of Friulair S.r.l. (“Friulair”) for initial cash consideration of $142.2 million and contingent consideration of up to approximately $11.0 million. The business is a manufacturer of dryers, filters, aftercoolers, and accessories for the treatment of compressed air and its chiller product line. The acquisition is intended to increase the scale of the Company’s air dryer business and will add new chiller production capabilities. Friulair has been reported within the Industrial Technologies and Services segment. The goodwill arising from the acquisition is primarily attributable to revenue and cost synergies, anticipated growth of new and existing customers, and the assembled workforce. Substantially all of this goodwill is not expected to be deductible for tax purposes.

On April 1, 2024, the Company completed the acquisition of Controlled Fluidics, LLC (“Controlled Fluidics”) for initial cash consideration of $49.9 million and contingent consideration of up to $2.0 million. The business specializes in thermoplastic, high-performance plastic bonding and custom plastic assembly products for life sciences, medical, aerospace, and industrial applications. The acquisition will complement Ingersoll Rand’s current life sciences offerings and increase the Company’s market share in high-growth, sustainable end markets. Controlled Fluidics has been reported within the Precision and Science Technologies segment.
On April 2, 2024, the Company completed the acquisition of Ethafilter s.r.l. (“Ethafilter”) for cash consideration of $15.6 million. The business primarily produces filters and filter elements that can be used with all major brands in the compressed air sector. The acquisition will expand Ingersoll Rand’s product portfolio, extend its reach in highly attractive end markets with the addition of sterile filter technology, and drive ongoing growth from aftermarket services and offerings. Ethafilter has been reported within the Industrial Technologies and Services segment.
On May 1, 2024, the Company completed the acquisition of Air Systems, LLC (“Air Systems”) for cash consideration of $35.2 million. The business is a provider of compressed air services. Air Systems has been reported within the Industrial Technologies and Services segment.
On May 31, 2024, the Company completed the acquisition of Complete Air and Power Solutions (“CAPS”) for cash consideration of $96.7 million. The business is a provider of compressed air and power generation services. The acquisition is expected to expand the Company’s channel within Australia. CAPS has been reported within the Industrial Technologies and Services segment.
On May 31, 2024, the Company completed the acquisition of Fruvac Ltd. (“Fruitland Manufacturing”) for cash consideration of $28.3 million. The business is a manufacturer of mobile and truck mounted vacuum pumps, systems, and peripheral parts. The acquisition is expected to expand the Company’s capabilities to include low flow applications in the mobile vacuum market. Fruitland Manufacturing has been reported within the Industrial Technologies and Services segment.
On June 1, 2024, the Company completed the acquisition of Del PD Pumps & Gear Pvt Ltd. (“Del Pumps”) for cash consideration of $25.2 million. The business is a manufacturer of rotary, twin, and triple gear pumps for the loading, unloading, transfer, and pressurization of liquids. The acquisition will complement the Company’s portfolio of mission critical, high margin pumping solutions across life science, food and beverage, medical, natural gas, and wastewater treatment industries. Del Pumps has been reported within the Precision and Science Technologies segment.
On June 3, 2024, the Company completed the acquisition of Astronaut Topco, LP and Astronaut Topco GP, LLC (collectively “ILC Dover”) for initial cash consideration of $2,360.2 million and contingent consideration of up to $75.0 million. ILC Dover’s offerings include solutions for biopharmaceutical, pharmaceutical, and medical device markets as well as products for the space industry and will be reported in the Precision and Science Technologies segment. Based on the preliminary benchmarking valuation, the identified intangible assets consist of customer relationships, tradenames and technology. The goodwill arising from the acquisition is primarily attributable to revenue and cost synergies, anticipated growth of new and existing customers, and the assembled workforce. The majority of this goodwill is not expected to be deductible for tax purposes.
Other acquisitions completed during the six months ended June 30, 2024 include a manufacturer of vacuum pumps and accessories, substantially all of which have been reported within the Industrial Technologies and Services segment. The aggregate consideration for this acquisition was $1.3 million.
The following table summarizes the allocation of consideration for all businesses acquired in 2024 to the fair values of identifiable assets acquired and liabilities assumed at the acquisition dates. Initial accounting for these acquisitions is preliminary, and amounts assigned to acquired assets and liabilities assumed are subject to change as information necessary to complete the analysis is obtained.

	ILC Dover	Friulair	All Others	Total
Accounts receivable	$41.7	$14.2	$22.3	$78.2
Inventories	86.1	13.2	25.6	124.9
Other current assets	48.8	0.5	2.8	52.1
Property, plant and equipment	78.3	7.2	13.7	99.2
Goodwill	1,417.0	67.1	179.9	1,664.0
Other intangible assets	947.7	84.5	32.2	1,064.4
Other assets	16.3	—	5.7	22.0
Total current liabilities	(32.8)	(11.0)	(22.9)	(66.7)
Deferred tax liabilities	(174.4)	(24.2)	(1.5)	(200.1)
Other noncurrent liabilities	(18.5)	(2.8)	(5.3)	(26.6)
Total consideration	$2,410.2	$148.7	$252.5	$2,811.4
The aggregate revenue and operating income included in the condensed consolidated financial statements for these acquisitions subsequent to the dates of acquisition was $64.5 million and $6.1 million for the three month period ended June 30, 2024, respectively, and $75.8 million and $6.6 million for the six month period then ended, respectively. The operating income of these acquired businesses include the effects of acquisition-related accounting adjustments such as amortization of intangible assets and fair value adjustments to acquired inventory.
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
The Company acquired 10 additional businesses in 2023 for aggregate consideration of $84.0 million. These primarily consist of manufacturers and distributors of existing and adjacent offerings in the Industrial Technologies and Services segment.

The following table summarizes the allocation of consideration for all businesses acquired in 2023 to the fair values of identifiable assets acquired and liabilities assumed at the acquisition dates. Initial accounting for Air Treatment is complete. Initial accounting for other acquisitions completed in 2023 is substantially complete.

	Air Treatment	Roots	All Others	Total
Accounts receivable	$26.1	$14.5	$11.7	$52.3
Inventories	43.9	34.2	21.0	99.1
Other current assets	2.1	2.9	6.2	11.2
Property, plant and equipment	18.4	42.0	5.0	65.4
Goodwill	279.9	105.6	126.7	512.2
Other intangible assets	238.6	116.9	25.4	380.9
Other assets	7.6	3.1	0.4	11.1
Total current liabilities	(35.9)	(26.9)	(19.5)	(82.3)
Deferred tax liabilities	(54.8)	—	(3.9)	(58.7)
Other noncurrent liabilities	(6.9)	(2.3)	(4.5)	(13.7)
Total consideration	$519.0	$290.0	$168.5	$977.5
The revenues included in the condensed consolidated financial statements for these acquisitions subsequent to their date of acquisition was $110.5 million and $60.6 million for the three month periods ended June 30, 2024 and 2023, respectively, and $206.1 million and $109.0 million for the six month periods then ended, respectively. The operating income included in the condensed consolidated financial statements for these acquisitions subsequent to their date of acquisition was $16.7 million and $3.7 million for the three month periods ended June 30, 2024 and 2023, respectively, and $28.2 million and $6.9 million for the six month periods then ended, respectively. The operating income of these acquired businesses include the effects of acquisition-related accounting adjustments such as amortization of intangible assets and fair value adjustments to acquired inventory.
Note 3. Restructuring
2024 and 2023 Actions
The Company continues to undertake restructuring actions to optimize our cost structure. Charges incurred from actions taken in 2024 and 2023 include workforce restructuring, facility consolidation and other exit and disposal costs.
For the three and six month periods ended June 30, 2024 and 2023, “Restructuring charges, net” were recognized within “Other operating expense, net” in the Condensed Consolidated Statements of Operations and consisted of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2024	2023	2024	2023
Industrial Technologies and Services	$3.1	$3.8	$8.2	$6.9
Precision and Science Technologies	0.6	1.4	5.0	1.0
Corporate	0.2	—	0.4	0.2
Restructuring charges, net	$3.9	$5.2	$13.6	$8.1
The following table summarizes the activity associated with the Company’s restructuring programs for the three and six month periods ended June 30, 2024 and 2023.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$20.6	$13.4	$15.5	$14.9
Charged to expense - termination benefits	3.4	2.4	12.7	3.3
Charged to expense - other (1)	0.5	1.8	0.9	2.9
Payments	(8.9)	(7.2)	(13.2)	(10.8)
Currency translation adjustment and other	—	0.1	(0.3)	0.2
Balance at end of period	$15.6	$10.5	$15.6	$10.5

(1)Excludes $1.0 million and $1.9 million of non-cash charges that impacted restructuring expense but not the restructuring liabilities during the three and six month periods ended June 30, 2023, respectively.
Note 4. Allowance for Credit Losses
The allowance for credit losses for the three and six month periods ended June 30, 2024 and 2023 consisted of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2024	2023	2024	2023
Balance at beginning of the period	$55.3	$51.0	$53.8	$47.2
Provision charged to expense	1.8	2.2	4.3	6.2
Write-offs, net of recoveries	(0.6)	(1.3)	(0.9)	(1.7)
Foreign currency translation and other	0.4	(0.7)	(0.3)	(0.5)
Balance at end of the period	$56.9	$51.2	$56.9	$51.2
Note 5. Inventories
Inventories as of June 30, 2024 and December 31, 2023 consisted of the following.

	June 30, 2024	December 31, 2023
Raw materials, including parts and subassemblies	$714.7	$590.7
Work-in-process	129.9	145.1
Finished goods	395.1	337.8
	1,239.7	1,073.6
LIFO reserve	(79.7)	(72.5)
Inventories	$1,160.0	$1,001.1
Note 6. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill attributable to each reportable segment for the six month period ended June 30, 2024 is presented in the table below.

	Industrial Technologies and Services	Precision and Science Technologies	Total
Balance at beginning of period	$4,753.5	$1,856.2	$6,609.7
Acquisitions	178.3	1,485.7	1,664.0
Foreign currency translation and other(1)	(36.4)	(20.2)	(56.6)
Balance at end of period	$4,895.4	$3,321.7	$8,217.1
(1)Includes measurement period adjustments
As of both June 30, 2024 and December 31, 2023, goodwill included accumulated impairment losses of $220.6 million within the Industrial Technologies and Services segment.

Other Intangible Assets, Net
Other intangible assets as of June 30, 2024 and December 31, 2023 consisted of the following.

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer lists and relationships	$4,006.0	$(1,709.8)	$2,296.2	$3,279.3	$(1,585.4)	$1,693.9
Technology	527.5	(210.0)	317.5	413.8	(178.9)	234.9
Tradenames	59.8	(30.0)	29.8	52.2	(27.9)	24.3
Backlog	4.4	(3.0)	1.4	3.0	(1.3)	1.7
Other	127.5	(108.2)	19.3	117.1	(104.1)	13.0
Unamortized intangible assets
Tradenames	1,814.0	—	1,814.0	1,643.3	—	1,643.3
Total other intangible assets	$6,539.2	$(2,061.0)	$4,478.2	$5,508.7	$(1,897.6)	$3,611.1
Intangible Asset Impairment Considerations
As of June 30, 2024 and December 31, 2023, there were no indications that the carrying value of goodwill and other intangible assets may not be recoverable.
Note 7. Supply Chain Finance Program
The Company has agreements with financial institutions to facilitate a supply chain finance program (the “SCF Program”). Under the SCF Program, qualifying suppliers may elect to sell their receivables from the Company to the financial institution. Participating suppliers negotiate arrangements for sale of their receivables directly with the financial institution, and the terms of the Company’s payment obligations are not impacted by a supplier’s participation in the SCF Program. Once a qualifying supplier elects to participate in the SCF Program and reaches an agreement with the financial institution, the supplier elects which individual Company invoices they sell to the financial institution. However, all of the Company’s payments to participating suppliers are paid to the financial institution on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the financial institution. The Company has not pledged any assets as security or provided other forms of guarantees. All outstanding amounts related to suppliers participating in the SCF Program are recorded within “Accounts payable” in our Condensed Consolidated Balance Sheets, and the associated payments are included in “Net cash provided by operating activities” within our Condensed Consolidated Statements of Cash Flows. Included in “Accounts payable” in the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 were $26.1 million and $24.3 million of outstanding payment obligations, respectively, that were sold to the financial institution by participating suppliers.
Note 8. Accrued Liabilities
Accrued liabilities as of June 30, 2024 and December 31, 2023 consisted of the following.

	June 30, 2024	December 31, 2023
Salaries, wages and related fringe benefits	$199.8	$262.4
Contract liabilities	324.0	331.2
Product warranty	72.3	61.9
Operating lease liabilities	47.1	41.6
Restructuring	15.6	15.5
Taxes	58.0	78.4
Accrued interest	55.8	33.1
Other	239.0	171.4
Total accrued liabilities	$1,011.6	$995.5

A reconciliation of the changes in the accrued product warranty liability for the three and six month periods ended June 30, 2024 and 2023 are as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$65.6	$54.1	$61.9	$46.2
Product warranty accruals	12.7	15.8	26.3	24.7
Acquired warranty	0.7	—	0.7	1.4
Settlements	(6.5)	(11.0)	(15.8)	(14.9)
Foreign currency translation and other	(0.2)	(1.5)	(0.8)	—
Balance at end of period	$72.3	$57.4	$72.3	$57.4
Note 9. Benefit Plans
Net Periodic Benefit Cost
The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and six month periods ended June 30, 2024 and 2023.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	For the Three Month Period Ended June 30,
	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$0.7	$0.6	$—	$—
Interest cost	3.5	3.9	2.6	2.8	0.2	0.3
Expected return on plan assets	(3.3)	(3.4)	(2.7)	(2.7)	—	—
Recognition of:
Unrecognized prior service cost	—	—	0.1	0.1	—	—
Unrecognized net actuarial loss	0.1	0.1	(0.4)	(0.5)	(0.2)	(0.2)
	0.3	0.6	0.3	0.3	—	0.1
Gain on settlement	—	(0.6)	—	—	—	—
	$0.3	$—	$0.3	$0.3	$—	$0.1

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	For the Six Month Period Ended June 30,
	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$1.4	$1.2	$—	$—
Interest cost	7.0	7.9	5.3	5.5	0.4	0.5
Expected return on plan assets	(6.6)	(6.7)	(5.5)	(5.4)	—	—
Recognition of:
Unrecognized prior service cost	—	—	0.1	0.1	—	—
Unrecognized net actuarial loss	0.1	0.1	(0.7)	(0.9)	(0.4)	(0.3)
	0.5	1.3	0.6	0.5	—	0.2
Gain on settlement	—	(0.6)	—	—	—	—
	$0.5	$0.7	$0.6	$0.5	$—	$0.2
The components of net periodic benefit cost other than the service cost component are included in “Other income, net” in the Condensed Consolidated Statements of Operations.

Note 10. Debt
Debt as of June 30, 2024 and December 31, 2023 is summarized as follows.

	June 30, 2024	December 31, 2023
Short-term borrowings	$3.1	$1.0
Long-term debt:
Dollar Term Loan B, due February 2027(1)(2)	—	347.7
Dollar Term Loan, due February 2027(1)(2)	—	892.3
5.197% Senior Notes, due June 2027(1)	699.9	—
5.400% Senior Notes, due August 2028(1)	498.4	498.2
5.176% Senior Notes, due June 2029(1)	750.0	—
5.314% Senior Notes, due June 2031(1)	500.0	—
5.700% Senior Notes, due August 2033(1)	993.0	992.6
5.450% Senior Notes, due June 2034(1)	749.5	—
5.700% Senior Notes, due June 2054(1)	597.6	—
Finance leases and other long-term debt	14.6	15.2
Swap valuation adjustments(3)	—	—
Unamortized debt issuance costs	(50.7)	(23.4)
Total long-term debt, net, including current maturities	4,752.3	2,722.6
Current maturities of long-term debt	1.4	29.6
Total long-term debt, net	$4,750.9	$2,693.0
(1)This amount is net of unamortized discounts. Total unamortized discounts were $11.6 million and $9.9 million as of June 30, 2024 and December 31, 2023, respectively.
(2)The weighted-average interest rate was 7.18% for the six month period ended June 30, 2024.
(3)As of June 30, 2024, the swap valuation adjustments on our interest rate swaps designated as fair value hedges were immaterial.
New Senior Notes
On May 10, 2024, the Company issued $3,300.0 million in aggregate principal amount of senior unsecured notes comprised of $700.0 million aggregate principal amount of 5.197% Senior Notes due 2027 (the “2027 Notes”), $750.0 million aggregate principal amount of 5.176% Senior Notes due 2029 (the “2029 Notes”), $500.0 million aggregate principal amount of 5.314% Senior Notes due 2031 (the “2031 Notes”), $750.0 million aggregate principal amount of 5.450% Senior Notes due 2034 (the “2034 Notes”) and $600.0 million aggregate principal amount of 5.700% Senior Notes due 2054 (the “2054 Notes” and, together with the 2027 Notes, 2029 Notes, 2031 Notes and 2034 Notes, the “New Notes,” and collectively with the existing senior unsecured notes, the “Senior Notes”). The Company used the net proceeds of the 2034 Notes and the 2054 Notes to repay in full all indebtedness under, and terminate all commitments and discharge and release all guarantees in respect of, the Company’s former Senior Secured Credit Facilities and used the remaining net proceeds of such New Notes for general corporate purposes. The Company used the net proceeds of the 2027 Notes, the 2029 Notes and the 2031 Notes to partially fund the cash consideration of the acquisition of ILC Dover, with any remaining cash consideration funded with cash on hand. The New Notes were issued pursuant to a base indenture, dated as of August 14, 2023 (the “Base Indenture”), between the Company and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), as supplemented by the third supplemental indenture (the “Supplemental Indenture” and, together with the Base Indenture, the “New Indenture”) dated as of May 10, 2024, between the Company and the Trustee. The interest payment dates for the New Notes are June 15 and December 15 of each year, with interest payable in arrears. The New Notes mature on June 15 in their respective year of maturity.
The New Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other senior unsecured indebtedness from time to time outstanding, senior in right of payment to all of the Company’s subordinated indebtedness from time to time outstanding, and effectively junior to all of the indebtedness and other liabilities of the Company’s subsidiaries from time to time outstanding and to all of the Company’s secured indebtedness from time to time outstanding to the extent of the value of the assets securing such secured indebtedness.
Prior to (i) May 15, 2027, in the case of the 2027 Notes, (ii) May 15, 2029, in the case of the 2029 Notes, (iii) April 15, 2031, in the case of the 2031 Notes, (iv) March 15, 2034, in the case of the 2034 Notes, and (v) December 15, 2053, in the case of the

2054 Notes, the Company may redeem the New Notes of a series at its option, in whole or in part, at any time from time to time, at a “make-whole” premium, plus accrued and unpaid interest thereon to, but not including, the redemption date. On or after (i) May 15, 2027, in the case of the 2027 Notes, (ii) May 15, 2029, in the case of the 2029 Notes, (iii) April 15, 2031, in the case of the 2031 Notes, (iv) March 15, 2034, in the case of the 2034 Notes, and (v) December 15, 2053, in the case of the 2054 Notes, the Company may redeem the New Notes of a series at its option, in whole or in part, at any time from time to time, at a price equal to 100% of the principal amount of the New Notes of such series to be redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date. Additionally, if the Company experiences certain types of change of control transactions, the Company must offer to repurchase the New Notes at 101% of the aggregate principal amount of the New Notes repurchased (or such higher amount as the Company may determine) plus accrued and unpaid interest thereon to, but not including, the date of repurchase.
Former Senior Secured Credit Facilities
The former Senior Secured Credit Facilities provided senior secured financing consisting of (i) a senior secured term loan facility denominated in U.S. dollars (as refinanced and otherwise modified from time to time prior to February 28, 2020, the “Original Dollar Term Loan”), (ii) a senior secured term loan facility denominated in U.S. dollars (entered into at the time of the Merger, the “Dollar Term Loan B”), and (iii) a senior secured revolving credit facility (as refinanced and otherwise modified from time to time the “Revolving Credit Facility”). The Revolving Credit Facility is available to be drawn in U.S. dollars (“USD”), Euros (“EUR”), Great British Pounds (“GBP”) and other reasonably accepted foreign currencies, subject to certain sublimits for the foreign currencies. On April 21 2023, the Company entered into Amendment No. 9 to the Credit Agreement, which (a) extended the maturity date for the revolving credit commitments from June 28, 2024 to April 21, 2028, (b) increased the aggregate revolving credit commitments from $1,100.0 million to $2,000.0 million, and (c) made certain other corresponding changes and updates. Other than as modified by Amendment No. 9, the loans under the Credit Agreement continue to have the same terms and the parties to the Credit Agreement continue to have the same obligations set forth in the Credit Agreement. The amendment resulted in the write-off of unamortized debt issuance costs of $0.9 million which was recognized in “Loss on extinguishment of debt” in the Condensed Consolidated Statements of Operations. In August 2023, the Company repaid a portion of the Dollar Term Loan B which resulted in the write-off of unamortized discounts and debt issuance costs of $12.6 million, which was recognized in “Loss on extinguishment of debt” in the Condensed Consolidated Statements of Operations. In May 2024, the Company repaid the remaining portion of the Dollar Term B and Dollar Term Loan which resulted in the write-off of unamortized discounts and debt issuance costs of $3.0 million, which was recognized in “Loss on extinguishment of debt” in the Condensed Consolidated Statements of Operations.
See Note 11 “Debt” to the consolidated financial statements in the Company’s 2023 Annual Report for further information on the former Senior Secured Credit Facilities.
New Revolving Credit Facility
On May 10, 2024, the Company entered into a credit agreement (the “New Revolving Credit Facility”), with the lenders party thereto and Citibank, N.A., as administrative agent. The New Revolving Credit Facility provides for a senior unsecured revolving facility in an aggregate committed amount of $2,600 million, a portion of which is available for the issuance of letters of credit in U.S. dollars, EUR or GBP. The New Revolving Credit Facility will mature on May 10, 2029, subject to up to two additional one-year extensions pursuant to the terms of the New Revolving Credit Facility.
Borrowings under the New Revolving Credit Facility (other than borrowings in EUR or GBP) bear interest at a rate determined, at the Company’s option, based on either (i) an alternate base rate or (ii) a Term SOFR rate with a 0.10% per annum Term SOFR adjustment, plus, in each case, an applicable margin that varies depending on the credit rating of the Company. Borrowings under the New Revolving Credit Facility in EUR (if any) bear interest at a EURIBOR rate, plus, in each case, an applicable margin that varies depending on the credit rating of the Company. Borrowings under the New Revolving Credit Facility in GBP (if any) bear interest at a daily simple SONIA rate plus, in each case, an applicable margin that varies depending on the credit rating of the Company.
The financial covenant in the New Revolving Credit Facility requires the Company to maintain, as of the last day of each fiscal quarter (beginning with the second fiscal quarter of 2024), a ratio of adjusted consolidated total net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.50 to 1.00, provided that the Company may elect to increase such ratio to 4.00 to 1.00 following a qualified acquisition up to two times, each for a period of four fiscal quarters beginning with the quarter during which such qualified acquisition is consummated (and if the second election occurs during the first increase period, such increase will be effective for a total of eight consecutive fiscal quarters).

As of June 30, 2024, the aggregate amount of commitments under the New Revolving Credit Facility was $2,600.0 million and the capacity under the New Revolving Credit Facility to issue letters of credit was $200.0 million. As of June 30, 2024, the Company had no outstanding borrowings under the New Revolving Credit Facility, no outstanding letters of credit under the New Revolving Credit Facility and unused availability under the New Revolving Credit Facility of $2,600.0 million.
As of June 30, 2024, we were in compliance with all covenants of our Senior Notes and New Revolving Credit Facility.
Fair Value of Debt
The fair value of the Company’s debt instruments at June 30, 2024 was $4.9 billion. The Company measures the fair value of its debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. See Note 14, “Fair Value Measurements” for information on the fair value hierarchy.
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
Stock-Based Compensation
For the three month periods ended June 30, 2024 and 2023, the Company recognized stock-based compensation expense of $14.5 million and $11.9 million, respectively, and $28.6 million and $24.0 million for the six month periods then ended, respectively. These costs are included in “Cost of sales” and “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations.
As of June 30, 2024, there was $131.5 million of total unrecognized compensation expense related to outstanding stock options, restricted stock unit awards and performance stock unit awards granted to employees and non-employee directors, as well as 300,000 conditional stock options awarded during the third quarter of 2022 to our Chairman and CEO in which the service date precedes the grant date, and will be granted upon achievement of certain performance targets. These 300,000 stock options have not been included in the Stock Option Awards section below since the grant date has not occurred.
Stock Option Awards
Stock options are granted to employees with an exercise price equal to the fair value of the Company’s per share common stock on the date of grant. Stock option awards typically vest over four years or five years and expire ten years from the date of grant.
A summary of the Company’s stock option (including SARs) activity for the six month period ended June 30, 2024 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Exercise Price (per share)
Stock options outstanding as of December 31, 2023	5,282	$31.09
Granted	525	90.35
Exercised or settled	(1,287)	17.62
Forfeited	(40)	58.96
Expired	(2)	31.29
Stock options outstanding as of June 30, 2024	4,478	41.66

Vested as of June 30, 2024	2,994	29.03

The following assumptions were used to estimate the fair value of options granted during the six month periods ended June 30, 2024 and 2023 using the Black-Scholes option-pricing model.

	For the Six Month Period Ended June 30,
Assumptions	2024	2023
Expected life of options (in years)	6.3 - 7.5	6.3 - 7.5
Risk-free interest rate	4.2% - 4.3%	3.8% - 4.1%
Assumed volatility	35.1% - 35.2%	36.4% - 36.6%
Expected dividend rate	0.1%	0.1%
Restricted Stock Unit Awards
Restricted stock units are granted to employees and non-employee directors based on the market price of the Company’s common stock on the grant date and recognized in compensation expense over the vesting period. A summary of the Company’s restricted stock unit activity for the six month period ended June 30, 2024 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2023	957	$52.18
Granted	321	89.86
Vested	(397)	47.64
Forfeited	(43)	62.10
Non-vested as of June 30, 2024	838	68.24
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
A summary of the Company’s performance stock unit activity for the six month period ended June 30, 2024 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2023	1,380	$49.53
Granted	87	132.98
Change in units based on performance	122	55.84
Vested	(244)	55.84
Forfeited	(6)	71.81
Non-vested as of June 30, 2024	1,339	54.28

The following assumptions were used to estimate the fair value of performance share units granted during the six month periods ended June 30, 2024 and 2023 using the Monte Carlo simulation pricing model.

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
The before tax income (loss) and related income tax effect are as follows.

	For the Three Month Period Ended June 30,
	2024			2023
	Before-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Foreign currency translation adjustments, net	$(26.5)	$(7.5)	$(34.0)	$(46.6)	$—	$(46.6)
Unrecognized gains (losses) on cash flow hedges	(7.1)	5.0	(2.1)	14.6	(3.7)	10.9
Pension and other postretirement benefit prior service cost and gain or loss, net	(1.8)	0.4	(1.4)	(1.5)	0.4	(1.1)
Other comprehensive loss	$(35.4)	$(2.1)	$(37.5)	$(33.5)	$(3.3)	$(36.8)

	For the Six Month Period Ended June 30,
	2024			2023
	Before-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Foreign currency translation adjustments, net	$(93.9)	$(13.6)	$(107.5)	$(0.4)	$(15.4)	$(15.8)
Unrecognized gains (losses) on cash flow hedges	(7.2)	5.0	(2.2)	7.5	(1.9)	5.6
Pension and other postretirement benefit prior service cost and gain or loss, net	(3.7)	0.9	(2.8)	(1.7)	0.4	(1.3)
Other comprehensive loss	$(104.8)	$(7.7)	$(112.5)	$5.4	$(16.9)	$(11.5)
The tables above include only the other comprehensive income (loss), net of tax, attributable to Ingersoll Rand Inc. Other comprehensive income (loss), net, attributable to noncontrolling interest holders was $0.1 million and $(0.1) million for the three month periods ended June 30, 2024 and 2023, respectively, and $(0.7) million and $0.8 million for the six month periods ended June 30, 2024 and 2023, respectively, and related entirely to foreign currency translation adjustments.

Changes in accumulated other comprehensive loss by component for the six month periods ended June 30, 2024 and 2023 are presented in the following table, net of tax.

	Foreign Currency Translation Adjustments, Net	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2023	$(248.0)	$12.2	$8.2	$(227.6)
Other comprehensive income (loss) before reclassifications	(101.1)	4.4	(2.1)	(98.8)
Amounts reclassified from accumulated other comprehensive loss	(6.4)	(6.6)	(0.7)	(13.7)
Other comprehensive loss	(107.5)	(2.2)	(2.8)	(112.5)
Balance as of June 30, 2024	$(355.5)	$10.0	$5.4	$(340.1)

	Foreign Currency Translation Adjustments, Net	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2022	$(282.8)	$16.0	$15.1	$(251.7)
Other comprehensive income (loss) before reclassifications	(8.2)	10.1	(0.1)	1.8
Amounts reclassified from accumulated other comprehensive loss	(7.6)	(4.5)	(1.2)	(13.3)
Other comprehensive income (loss)	(15.8)	5.6	(1.3)	(11.5)
Balance as of June 30, 2023	$(298.6)	$21.6	$13.8	$(263.2)
Reclassifications out of accumulated other comprehensive loss for the six month periods ended June 30, 2024 and 2023 are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	For the Six Month Period Ended June 30,		Affected Line(s) in the Statement Where Net Income is Presented
	2024	2023
Cash flow hedges (interest rate swaps and caps)	$(8.8)	$(6.0)	Interest expense
Provision for income taxes	2.2	1.5	Provision for income taxes
Cash flow hedges (interest rate swaps and caps), net of tax	$(6.6)	$(4.5)

Net investment hedges	$(8.5)	$(10.2)	Interest expense
Provision for income taxes	2.1	2.6	Provision for income taxes
Net investment hedges, net of tax	$(6.4)	$(7.6)

Amortization of defined benefit pension and other postretirement benefit items(1)	$(0.9)	$(1.6)	Cost of sales and Selling and administrative expenses
Provision for income taxes	0.2	0.4	Provision for income taxes
Amortization of defined benefit pension and other postretirement benefit items, net of tax	$(0.7)	$(1.2)

Total reclassifications for the period, net of tax	$(13.7)	$(13.3)
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
The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by using interest rate derivatives as cash flow hedges of variable rate debt or fair value hedges of fixed rate debt in order to adjust the relative fixed and variable proportions. The Company’s exposure to interest rate risk results primarily from its fixed rate to floating rate interest rate swap contracts.
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
Derivative Instruments
The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.

June 30, 2024
Derivative Classification		Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Fair Value	$750.0	$—	$7.0	$7.0	$—
Cross-currency interest rate swap contracts	Net investment	1,074.3	10.6	0.6	—	3.3
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair value	$60.0	$—	$—	$—	$—
Foreign currency forwards	Fair value	73.5	—	—	—	1.4

December 31, 2023
Derivative Classification		Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash Flow	$528.5	$8.2	$1.2	$—	$—
Cross-currency interest rate swap contracts	Net investment	1,054.2	15.7	—	—	63.1
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

Payments to settle cross-currency swaps are classified as financing cash flows in the Condensed Consolidated Statements of Cash Flows. All other cash flows related to derivatives are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows.
There were no off-balance sheet derivative instruments as of June 30, 2024 or December 31, 2023.
Interest Rate Swap Contracts Designated as Fair Value Hedges
As of June 30, 2024, the Company was the variable rate payor on four interest rate swap contracts that effectively convert a total of $400.0 million of the Company’s fixed rate borrowings to variable rate borrowings. These contracts expire in May 2029. These swap agreements qualify as hedging instruments and have been designated as fair value hedges of $400.0 million of the 2029 Notes, and were considered to be perfectly effective under the shortcut method.
As of June 30, 2024, the Company was the variable rate payor on two interest rate swap contracts that effectively convert a total of $250.0 million of the Company’s fixed rate borrowings to variable rate borrowings. These contracts expire in April 2031. These swap agreements qualify as hedging instruments and have been designated as fair value hedges of $250.0 million of the 2031 Notes, and were considered to be perfectly effective under the shortcut method.
As of June 30, 2024, the Company was the variable rate payor on one interest rate swap contract that effectively convert a total of $100.0 million of the Company’s fixed rate borrowings to variable rate borrowings. This contract expires in March 2034. This swap agreement qualifies as a hedging instrument and has been designated as a fair value hedge of $100.0 million of the 2034 Notes, and were considered to be perfectly effective under the shortcut method.

	June 30, 2024	December 31, 2023
Long-term debt:
Carrying amount of hedged debt	$750.0	$—
Cumulative hedging adjustments, included in carrying amount(1)	—	—
(1)As of June 30, 2024, the swap valuation adjustments on our interest rate swaps designated as fair value hedges were immaterial.
Interest Rate Swap and Cap Contracts Designated as Cash Flow Hedges
In April 2024, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of debt. During the three months ended June 30, 2024, the Company entered into and terminated cash flow hedges with notional value of $750.0 million in connection with the 2034 Notes and $500.0 million in connection with the 2054 Notes, both of which were issued on May 10, 2024. The swaps were terminated on May 7, 2024, with a loss of $2.1 million on the swaps associated with the 2034 Notes and $2.3 million on the swaps associated with the 2054 Notes. These losses will be amortized as an increase to interest expense over the term of the respective notes.
The Company was previously the fixed rate payor on two interest rate swap contracts that effectively fixed the SOFR-based index used to determine the interest rates charged on a total of $528.5 million of the Company’s SOFR-based variable rate borrowings. These contracts carried a fixed rate of 3.2%. The Company and its counterparties terminated these contracts in May 2024. Prior to their termination, these swap agreements qualified as hedging instruments and were designated as cash flow hedges of forecasted interest payments. These forecasted interest payments are still expected to occur as specified in the Company’s hedge designations; therefore, the unrecognized gain at the time of termination will be reclassified into earnings over the remaining period of original term of the contracts, ending in June 2025. The unrecognized gain remaining in AOCI as of June 30, 2024 was $9.7 million, all of which is expected to be reclassified into earnings as a reduction to interest expense during the next 12 months.
The Company was previously a party to interest rate cap contracts that effectively limited the SOFR-based interest rates charged on a portion of the Company’s variable rate borrowings to 4.0%. The Company and its counterparties terminated these contracts in August 2023. Prior to their termination, these cap contracts qualified as hedging instruments and were designated as cash flow hedges of forecasted interest payments. These forecasted interest payments are still expected to occur as specified in the Company’s hedge designations; therefore, the unrecognized gain at the time of termination will be reclassified into earnings over the remaining period of the original term of the contracts, ending in June 2025. The unrecognized gain remaining in AOCI as of June 30, 2024 was $3.4 million, all of which is expected to be reclassified into earnings as a reduction to interest expense during the next 12 months.

Gains (losses) on derivatives designated as cash flow hedges included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2024 and 2023 are as presented in the table below.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2024	2023	2024	2023
Gain (loss) recognized in OCI on derivatives	$(3.0)	$18.6	$1.6	$13.5
Gain reclassified from AOCI into income (effective portion)(1)	4.1	4.0	8.8	6.0
(1)Gains on derivatives reclassified from AOCI into income were included within “Interest expense” in the Condensed Consolidated Statements of Operations.
Cross-Currency Interest Rate Swap Contracts Designated as Net Investment Hedges
As of June 30, 2024, the Company was the fixed rate payor on three cross-currency interest rate swap contracts that replace a fixed rate of 5.4% on a total of $428.9 million with a fixed rate of 3.7% on a total of €400.0 million. These contracts expire in May 2027 and have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
As of June 30, 2024, the Company was the fixed rate payor on three cross-currency interest rate swap contracts that replace a fixed rate of 5.7% on a total of $322.7 million with a fixed rate of 4.1% on a total of €300.0 million. These contracts expire in May 2029 and have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
As of June 30, 2024, the Company was the fixed rate payor on three cross-currency interest rate swap contracts that replace a fixed rate of 5.7% on a total of $322.7 million with a fixed rate of 4.1% on a total of €300.0 million. These contracts expire in May 2031 and have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
The Company was previously the fixed rate payor on two cross-currency interest rate swap contracts that replaced a fixed rate of 3.2% on a total of $528.5 million with a fixed rate of 1.6% on a total of €500.0 million. These contracts were designated as net investment hedges of our Euro denominated subsidiaries until May 10, 2024 when they were terminated for $10.0 million. The payments to settle the termination of the cross currency interest rate swaps are included in “Payments to settle cross-currency swaps” within our Condensed Consolidated Statements of Cash Flows. The recorded AOCI at the termination of the cross-currency interest rate swaps will remain in AOCI until there is a substantial liquidation of the Company’s net investment in subsidiaries with EUR functional currencies.
The Company was previously a party to three cross-currency interest rate swap contracts where we received SOFR on a total of $525.7 million and paid EURIBOR on a total of €500.0 million. These contracts were designated as net investment hedges of our Euro denominated subsidiaries until May 10, 2024 when they were terminated for $9.9 million. The payments to settle the termination of the cross currency interest rate swaps are included in “Payments to settle cross-currency swaps” within our Condensed Consolidated Statements of Cash Flows. The recorded AOCI at the termination of the cross-currency interest rate swaps will remain in AOCI until there is a substantial liquidation of the Company’s net investment in subsidiaries with EUR functional currencies.
Gains (losses) on derivatives designated as net investment hedges included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2024 and 2023 are as presented in the table below.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2024	2023	2024	2023
Gain (loss) recognized in OCI on derivatives	$15.1	$(6.6)	$43.7	$(12.1)
Gain reclassified from AOCI into income (effective portion)(1)	4.3	4.8	8.5	10.2
(1)Gains on derivatives reclassified from AOCI into income were included within “Interest expense” in the Condensed Consolidated Statements of Operations.

Foreign Currency Forwards Not Designated as Hedging Instruments
The Company had three foreign currency forward contracts outstanding as of June 30, 2024 with notional amounts ranging from $14.7 million to $73.5 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included within “Other operating expense, net” in the Condensed Consolidated Statements of Operations. The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty. It is the Company’s practice to recognize the gross amounts in the Condensed Consolidated Balance Sheets. The amount available to be netted is not material.
The Company’s gains (losses) on derivative instruments not designated as accounting hedges and total net foreign currency gains for the three and six month periods ended June 30, 2024 and 2023 were as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2024	2023	2024	2023
Foreign currency forward contracts gains (losses)	$(2.0)	$—	$(2.0)	$0.2
Total foreign currency transaction gains, net	—	1.1	0.7	0.1
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

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(1)	$19.1	$—	$—	$19.1
Interest rate swaps(2)	—	7.0	—	7.0
Cross-currency interest rate swaps(3)	—	11.2	—	11.2
Foreign currency forwards(4)	—	—	—	—
Total	$19.1	$18.2	$—	$37.3
Financial Liabilities
Deferred compensation plans(1)	$26.5	$—	$—	$26.5
Interest rate swaps(2)	—	7.0	—	7.0
Cross-currency interest rate swaps(3)	—	3.3	—	3.3
Contingent consideration(5)	—	—	98.7	98.7
Foreign currency forwards(4)	—	1.4	—	1.4
Total	$26.5	$11.7	$98.7	$136.9

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(1)	$16.8	$—	$—	$16.8
Interest rate swaps(2)	—	9.4	—	9.4
Cross-currency interest rate swaps(3)	—	15.7	—	15.7
Total	$16.8	$25.1	$—	$41.9
Financial Liabilities
Deferred compensation plan(1)	$24.7	$—	$—	$24.7
Cross-currency interest rate swaps(3)	—	63.1	—	63.1
Contingent consideration(5)	—	—	42.2	42.2
Total	$24.7	$63.1	$42.2	$130.0
(1)Based on the quoted price of publicly traded mutual funds and other equity securities which are classified as trading securities and accounted for using the mark-to-market method.
(2)Measured as the present value of all expected future cash flows based on the SOFR-based swap yield curves as of the end of the period. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.
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

The following table provides a reconciliation of the activity for contingent consideration for the three and six month periods ended June 30, 2024 and 2023.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2024	2023	2024	2023
Balance at beginning of the period	$48.4	$48.4	$42.2	$43.9
Acquisitions	50.2	12.8	56.7	12.8
Changes in fair value	0.3	4.1	0.5	8.4
Payments	(0.2)	(3.1)	(0.2)	(3.1)
Foreign currency translation	—	0.3	(0.5)	0.5
Balance at end of the period	$98.7	$62.5	$98.7	$62.5
As of June 30, 2024, the contingent consideration included in “Accrued liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheets were $60.3 million and $38.4 million, respectively.
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

Disaggregation of Revenue
The following tables provide disaggregated revenue by reportable segment for the three and six month periods ended June 30, 2024 and 2023.

	Industrial Technologies and Services		Precision and Science Technologies		Total
	Three Month Period Ended June 30,
	2024	2023	2024	2023	2024	2023
Primary Geographic Markets
United States	$626.2	$556.8	$158.3	$140.8	$784.5	$697.6
Other Americas	109.6	88.0	17.8	7.1	127.4	95.1
Total Americas	735.8	644.8	176.1	147.9	911.9	792.7
EMEIA	461.2	428.5	119.9	113.9	581.1	542.4
Asia Pacific	269.5	305.1	42.8	46.3	312.3	351.4
Total	$1,466.5	$1,378.4	$338.8	$308.1	$1,805.3	$1,686.5
Product Categories
Original equipment(1)	$897.6	$843.2	$265.2	$244.5	$1,162.8	$1,087.7
Aftermarket(2)	568.9	535.2	73.6	63.6	642.5	598.8
Total	$1,466.5	$1,378.4	$338.8	$308.1	$1,805.3	$1,686.5
Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$1,334.2	$1,266.2	$337.0	$306.1	$1,671.2	$1,572.3
Revenue recognized over time(4)	132.3	112.2	1.8	2.0	134.1	114.2
Total	$1,466.5	$1,378.4	$338.8	$308.1	$1,805.3	$1,686.5

	Industrial Technologies and Services		Precision and Science Technologies		Total
	Six Month Period Ended June 30,
	2024	2023	2024	2023	2024	2023
Primary Geographic Markets
United States	$1,223.3	$1,108.0	$295.4	$285.0	$1,518.7	$1,393.0
Other Americas	222.3	178.9	25.9	14.4	248.2	193.3
Total Americas	1,445.6	1,286.9	321.3	299.4	1,766.9	1,586.3
EMEIA	906.6	854.5	233.6	227.3	1,140.2	1,081.8
Asia Pacific	487.7	554.2	80.6	93.5	568.3	647.7
Total	$2,839.9	$2,695.6	$635.5	$620.2	$3,475.4	$3,315.8
Product Categories
Original equipment(1)	$1,724.7	$1,633.3	$490.2	$489.8	$2,214.9	$2,123.1
Aftermarket(2)	1,115.2	1,062.3	145.3	130.4	1,260.5	1,192.7
Total	$2,839.9	$2,695.6	$635.5	$620.2	$3,475.4	$3,315.8
Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$2,578.6	$2,486.7	$632.5	$617.3	$3,211.1	$3,104.0
Revenue recognized over time(4)	261.3	208.9	3.0	2.9	264.3	211.8
Total	$2,839.9	$2,695.6	$635.5	$620.2	$3,475.4	$3,315.8

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
Performance Obligations
As of June 30, 2024, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $692.6 million in the next twelve months and $683.1 million in periods thereafter. The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time and service contracts with an original duration greater than one year.
Contract Balances
The following table provides the contract balances as of June 30, 2024 and December 31, 2023 presented in the Condensed Consolidated Balance Sheets.

	June 30, 2024	December 31, 2023
Accounts receivable, net	$1,301.4	$1,234.2
Contract assets	124.1	85.6
Contract liabilities - current	324.0	331.2
Contract liabilities - noncurrent	0.9	1.0
Note 16. Income Taxes
The following table summarizes the Company’s provision for income taxes and effective income tax provision rate for the three and six month periods ended June 30, 2024 and 2023.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2024	2023	2024	2023
Income before income taxes	$236.1	$238.9	$505.7	$449.9
Provision for income taxes	$46.1	$60.5	$100.5	$108.6
Effective income tax provision rate	19.5%	25.3%	19.9%	24.1%
The decrease in the provision for income taxes and decrease in the effective income tax provision rate for the three month period ended June 30, 2024 when compared to the same three month period of 2023 is primarily due to a decrease in the pretax book income in jurisdictions with higher effective tax rates combined with an increase in earnings in jurisdictions with lower tax rates and a benefit from a windfall tax deduction.
The decrease in the provision for income taxes and decrease in the effective income tax provision rate for the six month period ended June 30, 2024 when compared to the same six month period of 2023 is primarily due to a decrease in the pretax book income in jurisdictions with higher effective tax rates combined with an increase in earnings in jurisdictions with lower tax rates and a benefit from a windfall tax deduction.

Note 17. Other Operating Expense, Net
The components of “Other operating expense, net” for the three and six month periods ended June 30, 2024 and 2023 were as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2024	2023	2024	2023
Foreign currency transaction gains, net	$—	$(1.1)	$(0.7)	$(0.1)
Restructuring charges, net(1)	3.9	5.2	13.6	8.1
Acquisition and other transaction related expenses(2)	25.9	12.8	41.2	28.0
Loss on asbestos sale(3)	58.8	—	58.8	—
Other, net	(0.4)	2.9	0.5	4.2
Total other operating expense, net	$88.2	$19.8	$113.4	$40.2
(1)See Note 3 “Restructuring.”
(2)Represents costs associated with successful and abandoned acquisitions, including third-party expenses and post-closure integration costs.
(3)See Note 18 “Contingencies.”
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
Asbestos and Silica Related Litigation
Prior to the divestiture described below, “Accrued liabilities” and “Other liabilities” of the Condensed Consolidated Balance Sheets included a total litigation reserve of $126.9 million as of December 31, 2023 with regards to potential liability arising from the Company’s asbestos-related litigation. The Company had an insurance recovery receivable for probable asbestos related recoveries of $157.7 million as of December 31, 2023, which was included in “Other assets” in the Condensed Consolidated Balance Sheets.
On June 5, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Onyx TopCo LLC (the “Buyer”), a wholly owned subsidiary of Delticus Holdings LLC (“Delticus”), which is an entity owned by entities affiliated with Third Point LLC. Under the Purchase Agreement, the Company transferred 100% of the equity interests of three wholly-owned subsidiaries that hold asbestos liabilities and certain assets, including the related insurance assets, to the Buyer, effective as of June 10, 2024. In connection with the divestiture (the “Asbestos Portfolio Sale”), the divested entities were capitalized with a total of $188.5 million, including $143.5 million from insurance settlement proceeds, $35.0 million from affiliates of Delticus, and $10.0 million from Ingersoll Rand. As these subsidiaries were the obligors for the Company’s asbestos-related liabilities and policyholders of the related insurance assets, the rights and obligations related to these items transferred upon the sale. The divested subsidiaries have agreed to indemnify us and our affiliates for their asbestos-related liabilities, which encompassed all of our consolidated asbestos-related liabilities and contingent liabilities immediately prior to the sale. The Purchase Agreement contains customary representations and warranties with respect to the divested subsidiaries, the Company, and Delticus. Pursuant to the Purchase Agreement, the Company and Delticus will each indemnify the other for breaches of representation and warranties or breaches of covenants, subject to certain limitations as set forth in the agreement. In connection with the sale, the Company and its Board of Directors received a solvency opinion from an independent advisory firm that the divested entities were solvent and adequately capitalized immediately prior to, at the time of, and after giving effect to, the sale.
Following the completion of the transfer, the Company no longer has any obligation with respect to pending and future asbestos claims. As such, the divested entities have been deconsolidated from the financial results of the Company as we no longer maintain control of the entities. Therefore, all associated assets and liabilities are no longer reported on the Consolidated Balance Sheet. The transaction resulted in a pre-tax loss of $58.8 million, recorded to “Other operating expense, net.” Additionally, the Company recorded a tax benefit as a result of the reversal of previously recorded net deferred tax liabilities of $7.6 million, resulting in an after-tax loss of $51.2 million recorded in the second quarter of 2024.

The following table summarizes the impacts of the divestiture.

Assets divested:
Cash and cash equivalents	$153.5
Insurance recovery receivable	13.9
Liabilities divested:
Asbestos indemnity liability - current	(12.3)
Asbestos indemnity liability - noncurrent	(111.4)
Loss on Asbestos Sale, before transaction costs	43.7
Transaction costs	15.1
Loss on Asbestos Sale	58.8
Income tax benefit	(7.6)
Loss on Asbestos Sale, net of tax	$51.2
Environmental Matters
The Company has been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under U.S. federal “Superfund” or similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. The Company has undiscounted accrued liabilities of $18.2 million and $16.7 million as of June 30, 2024 and December 31, 2023, respectively, on its Condensed Consolidated Balance Sheets to the extent costs are known or can be reasonably estimated for its remaining financial obligations in relation to environmental matters and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.
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
In the Precision and Science Technologies segment, the Company designs, manufactures and markets a broad range of specialized positive displacement pumps, fluid management equipment, powder containment and aftermarket parts for medical, laboratory, pharmaceutical and biopharmaceutical production, industrial manufacturing, water and wastewater, chemical processing, clean energy, food and beverage, agriculture, aerospace and other markets. The Company’s products are used for a diverse set of applications including precision dosing of chemicals and supplements, blood dialysis, oxygen therapy, food processing, fluid transfer and dispensing, spray finishing and coating, mixing, high-pressure air and gas management and others. The Company sells primarily through a broad global network of specialized and national distributors and original equipment manufacturers who integrate the Company’s products into their devices and systems.
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

The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Income Before Income Taxes for the three and six month periods ended June 30, 2024 and 2023.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2024	2023	2024	2023
Revenue
Industrial Technologies and Services	$1,466.5	$1,378.4	$2,839.9	$2,695.6
Precision and Science Technologies	338.8	308.1	635.5	620.2
Total Revenue	$1,805.3	$1,686.5	$3,475.4	$3,315.8
Segment Adjusted EBITDA
Industrial Technologies and Services	$436.2	$377.5	$847.3	$723.1
Precision and Science Technologies	102.5	90.0	193.9	184.5
Total Segment Adjusted EBITDA	$538.7	$467.5	$1,041.2	$907.6
Less items to reconcile Segment Adjusted EBITDA to Income Before Income Taxes:
Corporate expenses not allocated to segments	$44.1	$42.8	$88.1	$82.8
Interest expense	50.8	40.8	87.6	79.7
Depreciation and amortization expense (a)	115.8	111.0	232.1	224.1
Restructuring and related business transformation costs (b)	3.9	5.9	14.6	10.2
Acquisition and other transaction related expenses and non-cash charges (c)	27.7	13.8	43.0	31.8
Stock-based compensation	14.5	11.9	28.6	24.0
Foreign currency transaction gains, net	—	(1.1)	(0.7)	(0.1)
Loss on extinguishment of debt	3.0	0.9	3.0	0.9
Adjustments to LIFO inventories	0.4	6.5	7.2	14.3
Cybersecurity incident costs (d)	(0.1)	2.2	0.5	2.2
Loss on asbestos sale	58.8	—	58.8	—
Interest income on cash and cash equivalents	(16.3)	(6.1)	(27.7)	(10.8)
Other adjustments (e)	—	—	0.4	(1.4)
Income Before Income Taxes	236.1	238.9	505.7	449.9
Provision for income taxes	46.1	60.5	100.5	108.6
Income (loss) on equity method investments	(3.5)	2.4	(14.2)	2.7
Net Income	$186.5	$180.8	$391.0	$344.0
a)Depreciation and amortization expense excludes $1.1 million and $0.8 million of depreciation of rental equipment for the three month periods ended June 30, 2024 and 2023, respectively, and excludes $2.0 million and $1.7 million for the six month periods ended June 30, 2024 and 2023, respectively.
b)Restructuring and related business transformation costs consist of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2024	2023	2024	2023
Restructuring charges	$3.9	$5.2	$13.6	$8.1
Facility reorganization, relocation and other costs	—	0.7	1.0	2.1
Total restructuring and related business transformation costs	$3.9	$5.9	$14.6	$10.2
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

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2024	2023	2024	2023
Weighted-average shares outstanding - Basic	403.5	404.5	403.5	404.8
Dilutive effect of outstanding share-based compensation awards	3.9	3.8	4.2	4.0
Weighted-average shares outstanding - Diluted	407.4	408.3	407.7	408.8
For the three month periods ended June 30, 2024 and 2023, 0.6 million and 1.6 million, respectively, of anti-dilutive shares were not included in the computation of diluted earnings per share. For the six month periods ended June 30, 2024 and June 30, 2023, 0.4 million and 1.6 million of anti-dilutive shares were not included in the computation of diluted earnings per share, respectively.

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
Overview
Our Company
Ingersoll Rand is a global market leader with a broad range of innovative and mission-critical air, fluid, energy and medical technologies, providing services and solutions to increase industrial productivity and efficiency. We manufacture one of the broadest and most complete ranges of compressor, pump, vacuum and blower products in our markets, which, when combined with our global geographic footprint and application expertise, allows us to provide differentiated product and service offerings to our customers. Our products are sold under a collection of premier, market-leading brands, including Ingersoll Rand, Gardner Denver, Nash, CompAir, ILC Dover, Thomas, Milton Roy, Seepex, Elmo Rietschle, ARO, Robuschi, Emco Wheaton and Runtech Systems, which we believe are globally recognized in their respective end-markets and known for product quality, reliability, efficiency and superior customer service.
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
Foreign Currency Fluctuations
A significant portion of our revenues, approximately 53% for the six month period ended June 30, 2024, was denominated in currencies other than the U.S. dollar. Because much of our manufacturing facilities and labor force costs are outside of the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.
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
Results of Operations
Consolidated results should be read in conjunction with the segment results section herein and Note 19 “Segment Results” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, which provides more detailed discussions concerning certain components of our Condensed Consolidated Statements of Operations. All intercompany accounts and transactions have been eliminated within the consolidated results. The following table presents selected Condensed Consolidated Results of Operations of our business for the three and six month periods ended June 30, 2024 and 2023.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2024	2023	2024	2023
Condensed Consolidated Statement of Operations:
Revenues	$1,805.3	$1,686.5	$3,475.4	$3,315.8
Cost of sales	1,012.0	989.0	1,935.8	1,954.1
Gross profit	793.3	697.5	1,539.6	1,361.7
Selling and administrative expenses	342.1	315.6	678.4	626.7
Amortization of intangible assets	91.2	89.7	182.8	182.1
Other operating expense, net	88.2	19.8	113.4	40.2
Operating income	271.8	272.4	565.0	512.7
Interest expense	50.8	40.8	87.6	79.7
Loss on extinguishment of debt	3.0	0.9	3.0	0.9
Other income, net	(18.1)	(8.2)	(31.3)	(17.8)
Income before income taxes	236.1	238.9	505.7	449.9
Provision for income taxes	46.1	60.5	100.5	108.6
Income (loss) on equity method investments	(3.5)	2.4	(14.2)	2.7
Net income	186.5	180.8	391.0	344.0
Less: Net income attributable to noncontrolling interests	1.5	1.3	3.8	3.4
Net income attributable to Ingersoll Rand Inc.	$185.0	$179.5	$387.2	$340.6

Percentage of Revenues:
Gross profit	43.9%	41.4%	44.3%	41.1%
Selling and administrative expenses	18.9%	18.7%	19.5%	18.9%
Operating income	15.1%	16.2%	16.3%	15.5%
Net income	10.3%	10.7%	11.3%	10.4%
Adjusted EBITDA	27.4%	25.2%	27.4%	24.9%

Other Financial Data:
Adjusted EBITDA (1)	$494.6	$424.7	$953.1	824.8
Adjusted Net Income (1)	341.1	278.2	661.0	545.2
Cash flows - operating activities	304.9	228.4	466.5	398.7
Cash flows - investing activities	(2,628.5)	(73.9)	(2,834.1)	(655.4)
Cash flows - financing activities	1,941.6	(76.4)	1,862.0	(165.7)
Free Cash Flow (1)	283.1	203.6	382.4	351.5
(1)See the “Non-GAAP Financial Measures” section for a reconciliation to comparable GAAP measure.
Revenues
Revenues for the three month period ended June 30, 2024 were $1,805.3 million, an increase of $118.8 million, or 7.0%, compared to $1,686.5 million for the same three month period in 2023. The increase in revenues was primarily due to acquisitions of $117.0 million and higher pricing of $42.3 million, partially offset by lower organic volumes of $26.1 million and unfavorable impact of foreign currencies of $14.4 million. The percentage of consolidated revenues derived from aftermarket parts and services was 35.6% in the three month period ended June 30, 2024 compared to 35.5% in the same three month period in 2023.
Revenues for the six month period ended June 30, 2024 were $3,475.4 million, an increase of $159.6 million, or 4.8%, compared to $3,315.8 million for the same six month period in 2023. The increase in revenues was primarily due to acquisitions of $172.7 million and higher pricing of $90.6 million, partially offset by lower organic volumes of $87.0 million and the unfavorable impact of foreign currencies of $16.7 million. The percentage of consolidated revenues derived from aftermarket parts and services was 36.3% in the six month period ended June 30, 2024 compared to 36.0% in the same six month period in 2023.
Gross Profit
Gross profit for the three month period ended June 30, 2024 was $793.3 million, an increase of $95.8 million, or 13.7%, compared to $697.5 million for the same three month period in 2023, and as a percentage of revenues was 43.9% for the three month period ended June 30, 2024 and 41.4% for the same three month period in 2023. The increase in gross profit is primarily due to higher pricing and acquisitions discussed above. The increase in gross profit as a percentage of revenues is primarily due to increased price and input cost productivity improvements.
Gross profit for the six month period ended June 30, 2024 was $1,539.6 million, an increase of $177.9 million, or 13.1%, compared to $1,361.7 million for the same six month period in 2023, and as a percentage of revenues was 44.3% for the six month period ended June 30, 2024 and 41.1% for the same six month period in 2023. The increase in gross profit is primarily due to higher pricing and acquisitions discussed above. The increase in gross profit as a percentage of revenues is primarily due to increased price and input cost productivity improvements.
Selling and Administrative Expenses
Selling and administrative expenses were $342.1 million for the three month period ended June 30, 2024, an increase of $26.5 million, or 8.4%, compared to $315.6 million for the same three month period in 2023. The increase in selling and administrative expenses was primarily attributable to businesses acquired in the second half of 2023 and first half of 2024. Selling and administrative expenses as a percentage of revenues increased to 18.9% for the three month period ended June 30, 2024 from 18.7% in the same three month period in 2023.
Selling and administrative expenses were $678.4 million for the six month period ended June 30, 2024, an increase of $51.7 million, or 8.2%, compared to $626.7 million for the same six month period in 2023. The increase in selling and administrative expenses was mainly from businesses acquired in the second half of 2023 and first half of 2024. Selling and administrative expenses as a percentage of revenues increased to 19.5% for the six month period ended June 30, 2024 from 18.9% in the same six month period in 2023.
Amortization of Intangible Assets
Amortization of intangible assets was $91.2 million for the three month period ended June 30, 2024, an increase of $1.5 million, compared to $89.7 million in the same three month period in 2023. The increase was primarily due to businesses acquired in the second half of 2023 and first half of 2024 discussed in Note 2 “Acquisitions” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, partially offset by certain intangible assets becoming fully amortized during the period.
Amortization of intangible assets was $182.8 million for the six month period ended June 30, 2024, an increase of $0.7 million, compared to $182.1 million in the same six month period in 2023. The increase was primarily due to businesses acquired in the second half of 2023 and first half of 2024 discussed in Note 2 “Acquisitions” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, partially offset by certain intangible assets becoming fully amortized during the period.
Other Operating Expense, Net
Other operating expense, net was $88.2 million for the three month period ended June 30, 2024, an increase of $68.4 million, compared to $19.8 million in the same three month period in 2023. The increase in expense was primarily due to the loss on asbestos sale of $58.8 million, higher acquisition and other transaction related expenses and non-cash charges of $13.1 million and lower foreign currency transaction gains, net of $1.1 million, partially offset by lower restructuring charges of $1.3 million. See Note 18 “Contingencies” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further discussion of the loss on asbestos sale.
Other operating expense, net was $113.4 million for the six month period ended June 30, 2024, an increase of $73.2 million, compared to $40.2 million in the same six month period in 2023. The increase was primarily due to the loss on asbestos sale of $58.8 million, higher acquisition and other transaction related expenses and non-cash charges of $13.2 million and higher restructuring charges of $5.5 million, partially offset by higher foreign currency transaction gains, net of $0.6 million. See Note

18 “Contingencies” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further discussion of the loss on asbestos sale.
Interest Expense
Interest expense was $50.8 million for the three month period ended June 30, 2024, an increase of $10.0 million, compared to $40.8 million in the same three month period in 2023. The increase was primarily due to an increase in long term debt, partially offset by the interest rate derivative contracts discussed in Note 13 “Hedging Activities and Derivative Instruments” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. The weighted average interest rate, including the impact of the interest rate derivative contracts, was approximately 5.2% for the three month period ended June 30, 2024 and 5.4% in the same three month period in 2023.
Interest expense was $87.6 million for the six month period ended June 30, 2024, an increase of $7.9 million, compared to $79.7 million in the same six month period in 2023. The increase was primarily due to an increase in long term debt, partially offset by the interest rate derivative contracts discussed in Note 13 “Hedging Activities and Derivative Instruments” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. The weighted average interest rate, including the impact of the interest rate derivative contracts, was approximately 5.2% for the six month period ended June 30, 2024 and 5.3% in the same period in 2023.
Other Income, Net
Other income, net was $18.1 million and $8.2 million in the three month periods ended June 30, 2024 and 2023, respectively. The increase was primarily due to an increase in interest income from holdings of cash and cash equivalents.
Other income, net was $31.3 million and $17.8 million in the six month periods ended June 30, 2024 and 2023, respectively. The increase was primarily due to an increase in interest income from holdings of cash and cash equivalents.
Provision for Income Taxes
The provision for income taxes was $46.1 million, resulting in a 19.5% effective income tax provision rate for the three month period ended June 30, 2024, compared to a provision for income taxes of $60.5 million, resulting in a 25.3% effective income tax provision rate in the same three month period in 2023. The decrease in the tax provision for the three month period ended June 30, 2024 is primarily due to a decrease in the pretax book income in jurisdictions with higher effective tax rates combined with an increase in earnings in jurisdictions with lower rates and a benefit from a windfall tax deduction.
The provision for income taxes was $100.5 million, resulting in a 19.9% effective income tax provision rate for the six month period ended June 30, 2024, compared to a provision for income taxes of $108.6 million, resulting in a 24.1% effective income tax provision rate in the same six month period in 2023. The decrease in the tax provision for the six month period ended June 30, 2024 is primarily due to a decrease in the pretax book income in jurisdictions with higher effective tax rates combined with an increase in earnings in jurisdictions with lower rates and a benefit from a windfall tax deduction.
Net Income
Net income was $186.5 million for the three month period ended June 30, 2024 compared to net income of $180.8 million in the same three month period in 2023. The increase in net income was primarily due to higher gross profit on increased revenues and lower provision for income taxes, partially offset by higher other operating expense, net, higher selling and administrative expenses, and higher loss on equity method investments.
Net income was $391.0 million for the six month period ended June 30, 2024 compared to net income of $344.0 million in the same six month period in 2023. The increase in net income was primarily due to higher gross profit on increased revenues and lower provision for income taxes, partially offset by higher other operating expense, net, higher selling and administrative expenses, and higher loss on equity method investments.
Adjusted EBITDA
Adjusted EBITDA increased $69.9 million to $494.6 million for the three month period ended June 30, 2024 compared to $424.7 million in the same three month period in 2023. Adjusted EBITDA as a percentage of revenues increased 220 basis points to 27.4% for the three month period ended June 30, 2024 from 25.2% for the same three month period in 2023. The increase in Adjusted EBITDA was primarily due to higher pricing of $42.3 million, acquisitions of $28.4 million, and favorable cost productivity and product mix of $22.3 million, partially offset by lower organic sales volume of $11.2 million, higher selling and administrative costs of $8.4 million, and unfavorable impact of foreign currencies of $3.8 million. The increase in Adjusted EBITDA as a percentage of revenues is primarily attributable to higher pricing, input cost productivity improvements, and product mix.
Adjusted EBITDA increased $128.3 million to $953.1 million for the six month period ended June 30, 2024 compared to $824.8 million in the same six month period in 2023. Adjusted EBITDA as a percentage of revenues increased 250 basis points to 27.4% for the six month period ended June 30, 2024 from 24.9% for the same six month period in 2023. The increase in Adjusted EBITDA was primarily due to higher pricing of $90.6 million, and favorable cost productivity and product mix of $55.2 million, partially offset by lower organic sales volume of $37.4 million, higher selling and administrative costs of $18.0 million, and the unfavorable impact of foreign currencies of $5.0 million. The increase in Adjusted EBITDA as a percentage of revenues is primarily attributable to higher pricing, input cost productivity improvements, and product mix.
Adjusted Net Income
Adjusted Net Income increased $62.9 million to $341.1 million for the three month period ended June 30, 2024 compared to $278.2 million in the same three month period in 2023. The increase was primarily due to higher Adjusted EBITDA and higher interest income on cash and cash equivalents, partially offset by higher interest expense and higher income tax provision, as adjusted.
Adjusted Net Income increased $115.8 million to $661.0 million for the six month period ended June 30, 2024 compared to $545.2 million in the same six month period in 2023. The increase was primarily due to increased Adjusted EBITDA and higher interest income on cash and cash equivalents, partially offset by a higher income tax provision, as adjusted, and higher interest expense.

Non-GAAP Financial Measures
Set forth below are the reconciliations of Net Income to Adjusted EBITDA and Adjusted Net Income and Cash Flows from Operating Activities to Free Cash Flow.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2024	2023	2024	2023
Net Income	$186.5	$180.8	$391.0	$344.0
Plus:
Interest expense	50.8	40.8	87.6	79.7
Provision for income taxes	46.1	60.5	100.5	108.6
Depreciation expense (a)	24.6	21.3	49.3	42.0
Amortization expense (b)	91.2	89.7	182.8	182.1
Restructuring and related business transformation costs (c)	3.9	5.9	14.6	10.2
Acquisition and other transaction related expenses and non-cash charges (d)	27.7	13.8	43.0	31.8
Stock-based compensation	14.5	11.9	28.6	24.0
Foreign currency transaction gains, net	—	(1.1)	(0.7)	(0.1)
Loss (income) on equity method investments	3.5	(2.4)	14.2	(2.7)
Loss on extinguishment of debt	3.0	0.9	3.0	0.9
Adjustments to LIFO inventories	0.4	6.5	7.2	14.3
Cybersecurity incident costs (e)	(0.1)	2.2	0.5	2.2
Loss on asbestos sale	58.8	—	58.8	—
Interest income on cash and cash equivalents	(16.3)	(6.1)	(27.7)	(10.8)
Other adjustments (f)	—	—	0.4	(1.4)
Adjusted EBITDA	$494.6	$424.7	$953.1	$824.8
Minus:
Interest expense	$50.8	$40.8	$87.6	$79.7
Income tax provision, as adjusted (g)	92.3	87.9	178.7	163.5
Depreciation expense	24.6	21.3	49.3	42.0
Amortization of non-acquisition related intangible assets	2.1	2.6	4.2	5.2
Interest income on cash and cash equivalents	(16.3)	(6.1)	(27.7)	(10.8)
Adjusted Net Income	$341.1	$278.2	$661.0	$545.2
Free Cash Flow
Cash flows from operating activities	$304.9	$228.4	$466.5	$398.7
Minus:
Capital expenditures	21.8	24.8	84.1	47.2
Free Cash Flow	$283.1	$203.6	$382.4	$351.5
(a)Depreciation expense excludes $1.1 million and $0.8 million of depreciation of rental equipment for the three month periods ended June 30, 2024 and 2023, respectively, and excludes $2.0 million and $1.7 million for the six month periods ended June 30, 2024 and 2023, respectively.
(b)Represents $89.1 million and $87.1 million of amortization of intangible assets arising from acquisitions (customer relationships, technology, tradenames and backlog) and $2.1 million and $2.6 million of amortization of non-acquisition related intangible assets, in each case, for the three month periods ended June 30, 2024 and 2023, respectively.
Represents $178.6 million and $176.9 million of amortization of intangible assets arising from the acquisition of Ingersoll Rand Industrial and other acquisitions (customer relationships, technology, tradenames and backlog) and $4.2 million and $5.2 million of amortization of non-acquisition related intangible assets, in each case, for the six month periods ended June 30, 2024 and 2023, respectively.

(c)Restructuring and related business transformation costs consisted of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2024	2023	2024	2023
Restructuring charges	$3.9	$5.2	$13.6	$8.1
Facility reorganization, relocation and other costs	—	0.7	1.0	2.1
Total restructuring and related business transformation costs	$3.9	$5.9	$14.6	$10.2
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
The income tax provision, as adjusted for each of the periods presented below consisted of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2024	2023	2024	2023
Provision for income taxes	$46.1	$60.5	$100.5	$108.6
Tax impact of pre-tax income adjustments	38.0	28.0	67.3	56.1
Discrete tax items	8.2	(0.6)	10.9	(1.2)
Income tax provision, as adjusted	$92.3	$87.9	$178.7	$163.5
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
Segment Results for the Three and Six Month Periods Ended June 30, 2024 and 2023
The following tables display Segment Orders, Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments.
Industrial Technologies and Services Segment Results

	For the Three Month Period Ended June 30,		Percent Change
	2024	2023	2024 vs. 2023
Segment Orders	$1,465.4	$1,444.3	1.5%
Segment Revenues	$1,466.5	$1,378.4	6.4%
Segment Adjusted EBITDA	$436.2	$377.5	15.5%
Segment Margin	29.7%	27.4%	230	bps
Segment Orders for the three month period ended June 30, 2024 were $1,465.4 million, an increase of $21.1 million, or 1.5%, compared to $1,444.3 million in the same three month period in 2023. The increase in Segment Orders was due to acquisitions of

$73.2 million or 5.1%, partially offset by lower organic orders of $38.1 million or 2.6% and the unfavorable impact of foreign currencies of $14.0 million or 1.0%.
Segment Revenues for the three month period ended June 30, 2024 were $1,466.5 million, an increase of $88.1 million, or 6.4%, compared to $1,378.4 million in the same three month period in 2023. The increase in Segment Revenues was due to acquisitions of $81.1 million or 5.9% and higher pricing of $35.3 million or 2.6%, partially offset by lower organic volumes of $15.7 million or 1.1% and unfavorable impact of foreign currencies of $12.6 million or 0.9%. The percentage of Segment Revenues derived from aftermarket parts and service was 38.8% in the three month period ended June 30, 2024 compared to 38.8% in the same three month period in 2023.
Segment Adjusted EBITDA for the three month period ended June 30, 2024 was $436.2 million, an increase of $58.7 million, or 15.5%, from $377.5 million in the same three month period in 2023. Segment Adjusted EBITDA Margin increased 230 basis points to 29.7% from 27.4% in 2023. The increase in Segment Adjusted EBITDA was primarily due to higher pricing of $35.3 million or 9.4%, favorable cost productivity and product mix of $23.3 million or 6.2%, and acquisitions of $18.7 million or 5.0%, partially offset by higher selling and administrative costs of $9.1 million or 2.4%, lower organic sales volume of $6.4 million or 1.7%, and unfavorable impact of foreign currencies of $3.6 million or 1.0%.

	For the Six Month Period Ended June 30,		Percent Change
	2024	2023	2024 vs. 2023
Segment Orders	$2,863.8	$2,894.6	(1.1)%
Segment Revenues	$2,839.9	$2,695.6	5.4%
Segment Adjusted EBITDA	$847.3	$723.1	17.2%
Segment Margin	29.8%	26.8%	300	bps
Segment Orders for the six month period ended June 30, 2024 were $2,863.8 million, a decrease of $30.8 million, or 1.1%, compared to $2,894.6 million in the same six month period in 2023. The decrease in Segment Orders was due to lower organic orders of $143.0 million or 4.9% and the unfavorable impact of foreign currencies of $16.6 million or 0.6%, partially offset by acquisitions of $128.8 million or 4.4%.
Segment Revenues for the six month period ended June 30, 2024 were $2,839.9 million, an increase of $144.3 million, or 5.4%, compared to $2,695.6 million in the same six month period in 2023. The increase in Segment Revenues was due to acquisitions of $136.8 million or 5.1% and higher pricing of $74.5 million or 2.8%, partially offset by lower organic volumes of $52.0 million or 1.9% and unfavorable impact of foreign currencies of $15.0 million or 0.6%. The percentage of Segment Revenues derived from aftermarket parts and service was 39.3% in the six month period ended June 30, 2024 compared to 39.4% in the same six month period in 2023.
Segment Adjusted EBITDA for the six month period ended June 30, 2024 was $847.3 million, an increase of $124.2 million, or 17.2%, from $723.1 million in the same six month period in 2023. Segment Adjusted EBITDA Margin increased 300 basis points to 29.8% from 26.8% in 2023. The increase in Segment Adjusted EBITDA was primarily due to higher pricing of $74.5 million or 10.3%, favorable cost productivity and product mix of $59.6 million or 8.2%, and acquisitions of $30.4 million or 4.2%, partially offset by lower organic sales volume of $21.0 million or 2.9%, higher selling and administrative costs of $15.8 million or 2.2%, and unfavorable impact of foreign currencies of $4.4 million or 0.6%.
Precision and Science Technologies Segment Results

	For the Three Month Period Ended June 30,		Percent Change
	2024	2023	2024 vs. 2023
Segment Orders	$334.0	$293.1	14.0%
Segment Revenues	$338.8	$308.1	10.0%
Segment Adjusted EBITDA	$102.5	$90.0	13.9%
Segment Margin	30.3%	29.2%	110	bps
Segment Orders for the three month period ended June 30, 2024 were $334.0 million, an increase of $40.9 million, or 14.0%, compared to $293.1 million in the same three month period in 2023. The increase in Segment Orders was due to acquisitions of $26.0 million or 8.9% and organic growth of $17.0 million or 5.8%, partially offset by foreign currencies of $2.1 million or 0.7%.

Segment Revenues for the three month period ended June 30, 2024 were $338.8 million, an increase of $30.7 million, or 10.0%, compared to $308.1 million in the same three month period in 2023. The increase in Segment Revenues was primarily due to acquisitions of $35.9 million or 11.7% and higher pricing of $7.0 million or 2.3%, partially offset by lower organic volumes of $10.4 million or 3.4% and unfavorable impact of foreign currencies of $1.8 million or 0.6%. The percentage of Segment Revenues derived from aftermarket parts and service was 21.7% in the three month period ended June 30, 2024 compared to 20.6% in the same three month period in 2023.
Segment Adjusted EBITDA for the three month period ended June 30, 2024 was $102.5 million, an increase of $12.5 million, or 13.9%, from $90.0 million in the same three month period in 2023. Segment Adjusted EBITDA Margin increased 110 basis points to 30.3% from 29.2% in 2023. The increase in Segment Adjusted EBITDA was primarily due to acquisitions of $9.7 million or 10.8%, higher pricing of $7.0 million or 7.8%, and lower selling and administrative costs of $1.2 million or 1.3%, partially offset by lower organic sales volume of $4.8 million or 5.3% and unfavorable impact of foreign currencies of $0.5 million or 0.6%.

	For the Six Month Period Ended June 30,		Percent Change
	2024	2023	2024 vs. 2023
Segment Orders	$643.0	$619.6	3.8%
Segment Revenues	$635.5	$620.2	2.5%
Segment Adjusted EBITDA	$193.9	$184.5	5.1%
Segment Margin	30.5%	29.7%	80	bps
Segment Orders for the six month period ended June 30, 2024 were $643.0 million, an increase of $23.4 million, or 3.8%, compared to $619.6 million in the same six month period in 2023. The increase in Segment Orders was due to acquisitions of $26.0 million or 4.2%, partially offset by the unfavorable impact of foreign currencies of $2.0 million or 0.3% and lower organic orders of $0.6 million or 0.1%.
Segment Revenues for the six month period ended June 30, 2024 were $635.5 million, an increase of $15.3 million, or 2.5%, compared to $620.2 million in the same six month period in 2023. The increase in Segment Revenues was due to acquisitions of $35.9 million or 5.8% and higher pricing of $16.1 million or 2.6%, partially offset by lower organic volumes of $35.0 million or 5.6% and unfavorable impact of foreign currencies of $1.7 million or 0.3%. The percentage of Segment Revenues derived from aftermarket parts and service was 22.9% in the six month period ended June 30, 2024 compared to 21.0% in the same six month period in 2023.
Segment Adjusted EBITDA for the six month period ended June 30, 2024 was $193.9 million, an increase of $9.4 million, or 5.1%, from $184.5 million in the same six month period in 2023. Segment Adjusted EBITDA Margin increased 80 basis points to 30.5% from 29.7% in 2023. The increase in Segment Adjusted EBITDA was primarily due to higher pricing of $16.1 million or 8.7%, acquisitions of $9.5 million or 5.1%, lower selling and administrative costs of $0.8 million or 0.4%, and favorable cost productivity and product mix of $0.2 million or 0.1%, partially offset by lower organic sales volume of $16.4 million or 8.9% and unfavorable impact of foreign currencies of $0.8 million or 0.4%.
Liquidity and Capital Resources
Our investment resources include cash on hand, cash generated from operations and borrowings under our New Revolving Credit Facility. We also have the ability to seek additional secured and unsecured borrowings, subject to credit agreement restrictions.
See the description of these line-of-credit resources in Note 11 “Debt” to the consolidated financial statements in our 2023 Annual Report and Note 10 “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
As of June 30, 2024, we had $2,600.0 million of unused availability under the New Revolving Credit Facility.
As of June 30, 2024, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.

Liquidity
A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$1,062.5	$1,595.5

Short-term borrowings and current maturities of long-term debt	$4.5	$30.6
Long-term debt	4,750.9	2,693.0
Total debt	$4,755.4	$2,723.6
We can increase the borrowing availability under the New Revolving Credit Facility by up to $1,000.0 million in the form of additional commitments so long as we do not exceed a specified leverage ratio. Our liquidity requirements are significant primarily due to debt service requirements. See Note 11 “Debt” to the consolidated financial statements in our 2023 Annual Report and Note 10 “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.
Our principal sources of liquidity have been existing cash and cash equivalents, cash generated from operations and borrowings under the Senior Notes and Former Senior Secured Credit Facilities. Our principal uses of cash will be to provide working capital, meet debt service requirements, fund capital expenditures, dividend payments, and finance strategic plans, including possible acquisitions. We may also seek to finance capital expenditures under capital leases or other debt arrangements that provide liquidity or favorable borrowing terms. We continue to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, we may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings. As market conditions warrant, we may from time to time, seek to repay loans that we have borrowed, including the borrowings under the Senior Notes. Based on our current level of operations and available cash, we believe our cash flow from operations, together with availability under the New Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements for the foreseeable future. Our business may not generate sufficient cash flows from operations or future borrowings may not be available to us under our New Revolving Credit Facility in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Our ability to do so depends on, among other factors, prevailing economic conditions, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change in control, we could be required to repay or refinance our indebtedness. We may not be able to refinance any of our indebtedness, including the Senior Notes, on commercially reasonable terms or at all. Any future acquisitions, joint ventures, or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms or at all.
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
A substantial portion of our cash is in jurisdictions outside of the United States. We do not assert ASC 740-30 (formerly APB 23) indefinite reinvestment of our historical non-U.S. earnings or future non-U.S. earnings. The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States. Our deferred income tax liability as of June 30, 2024 was $53.4 million which primarily consisted of withholding taxes.

Working Capital

	June 30, 2024	December 31, 2023
Net Working Capital:
Current assets	$3,843.2	$4,050.4
Less: Current liabilities	1,764.6	1,827.3
Net working capital	$2,078.6	$2,223.1

Operating Working Capital:
Accounts receivable	$1,301.4	$1,234.2
Plus: Inventories (excluding LIFO reserve)	1,239.7	1,073.6
Plus: Contract assets	124.1	85.6
Less: Accounts payable	748.5	801.2
Less: Contract liabilities (current)	324.0	331.2
Operating working capital	$1,592.7	$1,261.0
Net working capital decreased $144.5 million to $2,078.6 million as of June 30, 2024 from $2,223.1 million as of December 31, 2023. Operating working capital increased $331.7 million to $1,592.7 million as of June 30, 2024 from $1,261.0 million as of December 31, 2023. The increase in operating working capital is due to higher inventories, higher accounts receivable, lower accounts payable, and higher contract assets and lower contract liabilities.
The increase in accounts receivable was primarily due to the timing of revenues in the quarter and seasonal changes in collection timing. The increase in inventories was primarily due to acquisitions. The increase in contract assets was primarily due to the timing of revenue recognition and billing on our overtime contracts. The decrease in accounts payable was primarily due to the timing of vendor cash disbursements. The decrease in contract liabilities was primarily due to the timing of customer milestone payments for in-process engineered to order contracts.
Cash Flows
The following table reflects the major categories of cash flows for the six month periods ended June 30, 2024 and 2023, respectively.

	For the Six Month Period Ended June 30,
	2024	2023
Cash flows provided by operating activities	$466.5	$398.7
Cash flows used in investing activities	(2,834.1)	(655.4)
Cash flows provided by (used in) financing activities	1,862.0	(165.7)
Free cash flow(1)	382.4	351.5
(1)See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the nearest GAAP measure.
Operating Activities
Cash provided by operating activities increased $67.8 million to $466.5 million for the six month period ended June 30, 2024 from $398.7 million in the same six month period in 2023. This increase is primarily attributable to higher net income, the timing of interest payments for our Senior Notes, and a smaller increase in operating working capital, partially offset by an increase in tax payments in 2024, compared to 2023.
Investing Activities
Cash used in investing activities included capital expenditures of $84.1 million and $47.2 million for the six month periods ended June 30, 2024 and 2023, respectively. Net cash paid in acquisitions was $2,744.0 million and $615.8 million in the six month periods ended June 30, 2024 and 2023, respectively.

Financing Activities
Cash provided by financing activities of $1,862.0 million for the six month period ended June 30, 2024 primarily reflected proceeds from long-term debt of $3,296.9 million and proceeds from stock option exercises of $22.7 million, partially offset by repayments of long-term debt of $1,240.7 million, purchases of treasury stock of $135.5 million, payments of debt issuance costs of $32.3 million, payments of $19.9 million to settle certain cross-currency swaps, cash dividends on common stock of $16.1 million, and payments of deferred and contingent acquisition consideration of $12.0 million.
Cash used in financing activities of $165.7 million for the six month period ended June 30, 2023 primarily reflected purchases of treasury stock of $132.8 million, repayments of long-term debt of $20.6 million and cash dividends on common stock of $16.2 million, partially offset by proceeds from stock option exercises of $15.6 million.
Free Cash Flow
Free cash flow increased $30.9 million to $382.4 million in the six month period ended June 30, 2024 from $351.5 million in the same six month period in 2023 due to higher cash provided by operating activities, partially offset by higher capital expenditures.
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
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 18 “Contingencies” to the condensed consolidated financial statements included elsewhere in this Form 10-Q. We believe that as of June 30, 2024, there have been no material changes to the environmental matters disclosed in our 2023 Annual Report.
Recent Accounting Pronouncements
The information set forth in Note 1 “Basis of Presentation and Recent Accounting Pronouncements” to our condensed consolidated financial statements under Part 1, Item 1 “Financial Statements” under the heading “Recently Issued Accounting Pronouncements” is incorporated herein by reference.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We manage our debt centrally, considering tax consequences and our overall financing strategies. Our exposure to interest rate risk results primarily from our fixed rate to floating rate swap contracts which are used to adjust the relative fixed rate versus floating rate proportions of our debt portfolio.
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
As of June 30, 2024, there have been no material changes to our market risk assessment previously disclosed in the 2023 Annual Report.
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
ITEM 1A.    RISK FACTORS
As of June 30, 2024, there have been no material changes to our risk factors included in our 2023 Annual Report.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the three month period ended June 30, 2024.

2024 Second Quarter Months	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 1, 2024 - April 30, 2024	348,109	$92.11	347,489	$1,148,534,060
May 1, 2024 - May 31, 2024	293,101	$92.46	293,101	$1,121,439,950
June 1, 2024 - June 30, 2024	37,724	$90.33	37,724	$1,118,033,028
Total	678,934		678,314
(1)Includes shares of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of certain restricted stock units, comprised of 620 shares in the period from April 1, 2024 to April 30, 2024.
(2)The average price paid per share includes brokerage commissions.
(3)On August 24, 2021, our Board of Directors approved a share repurchase program, which authorized the repurchase of up to $750.0 million of the Company’s outstanding common stock, and on April 25, 2024, the Company announced that our Board of Directors approved an incremental $1.0 billion increase to the share repurchase authorization. These authorizations do not have any expiration date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the quarter ended June 30, 2024, none of our director or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Ingersoll Rand Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2021).
3.2	Third Amended and Restated Bylaws of Ingersoll Rand Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2023).
4.1	Third Supplemental Indenture, dated as of May 10, 2024, among Ingersoll Rand Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2024).
4.2	Form of Global Note for 5.197% Senior Notes due 2027 (included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2024).
4.3	Form of Global Note for 5.176% Senior Notes due 2029 (included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2024).
4.4	Form of Global Note for 5.314% Senior Notes due 2031 (included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2024).
4.5	Form of Global Note for 5.450% Senior Notes due 2034 (included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2024).
4.6	Form of Global Note for 5.700% Senior Notes due 2054 (included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2024).
10.1	Credit Agreement, dated as of May 10, 2024, by and among Ingersoll Rand Inc., the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2024).
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Scheme Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2024	INGERSOLL RAND INC.

	By:	/s/ Michael J. Scheske
Name: Michael J. Scheske
Vice President and Chief Accounting Officer (Principal Accounting Officer)