Form 10-Q
period 2024-09-30
Ingersoll Rand Inc.
filed 2024-11-01
CIK 1699150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The registrant had outstanding 403,012,424 shares of Common Stock, par value $0.01 per share, as of October 25, 2024.

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

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2024	2023	2024	2023
Revenues	$1,861.0	$1,738.9	$5,336.4	$5,054.7
Cost of sales	1,046.0	999.6	2,981.8	2,953.7
Gross Profit	815.0	739.3	2,354.6	2,101.0
Selling and administrative expenses	334.3	315.2	1,012.7	941.9
Amortization of intangible assets	95.0	92.2	277.8	274.3
Other operating expense, net	29.4	13.5	142.8	53.7
Operating Income	356.3	318.4	921.3	831.1
Interest expense	63.8	39.6	151.4	119.3
Loss on extinguishment of debt	—	12.6	3.0	13.5
Other income, net	(9.5)	(7.6)	(40.8)	(25.4)
Income Before Income Taxes	302.0	273.8	807.7	723.7
Provision for income taxes	73.8	60.3	174.3	168.9
Loss on equity method investments	(4.8)	(3.9)	(19.0)	(1.2)
Net Income	223.4	209.6	614.4	553.6
Less: Net income attributable to noncontrolling interests	1.8	1.3	5.6	4.7
Net Income Attributable to Ingersoll Rand Inc.	$221.6	$208.3	$608.8	$548.9

Basic earnings per share	0.55	0.51	1.51	1.36
Diluted earnings per share	0.54	0.51	1.49	1.34
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2024	2023	2024	2023
Comprehensive Income Attributable to Ingersoll Rand Inc.
Net income attributable to Ingersoll Rand Inc.	$221.6	$208.3	$608.8	$548.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	142.4	(75.3)	34.9	(91.1)
Unrecognized gain (loss) on cash flow hedges	(3.6)	(2.5)	(5.8)	3.1
Pension and other postretirement prior service cost and gain (loss), net	(0.8)	(0.6)	(3.6)	(1.9)
Total other comprehensive income (loss), net of tax	138.0	(78.4)	25.5	(89.9)
Comprehensive income attributable to Ingersoll Rand Inc.	$359.6	$129.9	$634.3	$459.0
Comprehensive Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$1.8	$1.3	$5.6	$4.7
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	0.7	0.8	—	1.6
Total other comprehensive income, net of tax	0.7	0.8	—	1.6
Comprehensive income attributable to noncontrolling interests	2.5	2.1	5.6	6.3
Total Comprehensive Income	$362.1	$132.0	$639.9	$465.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,376.9	$1,595.5
Accounts receivable, net of allowance for credit losses of $57.9 and $53.8, respectively	1,342.2	1,234.2
Inventories	1,162.5	1,001.1
Other current assets	309.6	219.6
Total current assets	4,191.2	4,050.4
Property, plant and equipment, net of accumulated depreciation of $567.4 and $500.8, respectively	853.1	711.4
Goodwill	8,206.2	6,609.7
Other intangible assets, net	4,445.8	3,611.1
Deferred tax assets	30.3	31.5
Other assets	479.6	549.4
Total assets	$18,206.2	$15,563.5
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$2.9	$30.6
Accounts payable	743.8	801.2
Accrued liabilities	1,028.9	995.5
Total current liabilities	1,775.6	1,827.3
Long-term debt, less current maturities	4,782.5	2,693.0
Pensions and other postretirement benefits	153.1	150.0
Deferred income tax liabilities	802.7	612.6
Other liabilities	358.1	433.9
Total liabilities	$7,872.0	$5,716.8
Commitments and contingencies (Note 18)	—	—
Stockholders’ equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 430,614,342 and 428,589,061 shares issued as of September 30, 2024 and December 31, 2023, respectively	4.3	4.3
Capital in excess of par value	9,614.9	9,550.8
Retained earnings	2,281.8	1,697.2
Accumulated other comprehensive loss	(202.1)	(227.6)
Treasury stock at cost; 27,252,719 and 25,241,667 shares as of September 30, 2024 and December 31, 2023, respectively	(1,431.3)	(1,240.9)
Total Ingersoll Rand Inc. stockholders’ equity	$10,267.6	$9,783.8
Noncontrolling interests	66.6	62.9
Total stockholders’ equity	$10,334.2	$9,846.7
Total liabilities and stockholders’ equity	$18,206.2	$15,563.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Month Period Ended September 30, 2024
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	430.4	$4.3	$9,595.3	$2,068.3	$(340.1)	$(1,369.6)	$9,958.2	$66.0	$10,024.2
Net income	—	—	—	221.6	—	—	221.6	1.8	223.4
Dividends declared	—	—	—	(8.1)	—	—	(8.1)	—	(8.1)
Issuance of common stock for stock-based compensation plans	0.2	—	5.1	—	—	—	5.1	—	5.1
Purchases of treasury stock	—	—	—	—	—	(62.7)	(62.7)	—	(62.7)
Issuance of treasury stock for stock-based compensation plans	—	—	(0.5)	—	—	1.0	0.5	—	0.5
Stock-based compensation	—	—	15.0	—	—	—	15.0	—	15.0
Other comprehensive income, net of tax	—	—	—	—	138.0	—	138.0	0.7	138.7
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.9)	(1.9)
Balance at end of period	430.6	$4.3	$9,614.9	$2,281.8	$(202.1)	$(1,431.3)	$10,267.6	$66.6	$10,334.2

	Three Month Period Ended September 30, 2023
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	427.8	$4.3	$9,510.3	$1,275.3	$(263.2)	$(1,111.9)	$9,414.8	$65.6	$9,480.4
Net income	—	—	—	208.3	—	—	208.3	1.3	209.6
Dividends declared	—	—	—	(8.1)	—	—	(8.1)	—	(8.1)
Issuance of common stock for stock-based compensation plans	0.4	—	6.1	—	—	—	6.1	—	6.1
Purchases of treasury stock	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Issuance of treasury stock for stock-based compensation plans	—	—	(0.5)	—	—	0.7	0.2	—	0.2
Stock-based compensation	—	—	11.2	—	—	—	11.2	—	11.2
Other comprehensive income (loss), net of tax	—	—	—	—	(78.4)	—	(78.4)	0.8	(77.6)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.9)	(1.9)
Balance at end of period	428.2	$4.3	$9,527.1	$1,475.5	$(341.6)	$(1,111.3)	$9,554.0	$65.8	$9,619.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(Unaudited; in millions)

	Nine Month Period Ended September 30, 2024
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	428.6	$4.3	$9,550.8	$1,697.2	$(227.6)	$(1,240.9)	$9,783.8	$62.9	$9,846.7
Net income	—	—	—	608.8	—	—	608.8	5.6	614.4
Dividends declared	—	—	—	(24.2)	—	—	(24.2)	—	(24.2)
Issuance of common stock for stock-based compensation plans	2.0	—	26.4	—	—	—	26.4	—	26.4
Purchases of treasury stock	—	—	—	—	—	(198.2)	(198.2)	—	(198.2)
Issuance of treasury stock for stock-based compensation plans	—	—	(5.9)	—	—	7.8	1.9	—	1.9
Stock-based compensation	—	—	43.6	—	—	—	43.6	—	43.6
Other comprehensive income, net of tax	—	—	—	—	25.5	—	25.5	—	25.5
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.9)	(1.9)
Balance at end of period	430.6	$4.3	$9,614.9	$2,281.8	$(202.1)	$(1,431.3)	$10,267.6	$66.6	$10,334.2

	Nine Month Period Ended September 30, 2023
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	426.3	$4.3	$9,476.8	$950.9	$(251.7)	$(984.5)	$9,195.8	$61.4	$9,257.2
Net income	—	—	—	548.9	—	—	548.9	4.7	553.6
Dividends declared	—	—	—	(24.3)	—	—	(24.3)	—	(24.3)
Issuance of common stock for stock-based compensation plans	1.9	—	19.8	—	—	—	19.8	—	19.8
Purchases of treasury stock	—	—	—	—	—	(133.3)	(133.3)	—	(133.3)
Issuance of treasury stock for stock-based compensation plans	—	—	(4.1)	—	—	6.5	2.4	—	2.4
Stock-based compensation	—	—	34.6	—	—	—	34.6	—	34.6
Other comprehensive income (loss), net of tax	—	—	—	—	(89.9)	—	(89.9)	1.6	(88.3)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.9)	(1.9)
Balance at end of period	428.2	$4.3	$9,527.1	$1,475.5	$(341.6)	$(1,111.3)	$9,554.0	$65.8	$9,619.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	For the Nine Month Period Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$614.4	$553.6
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	277.8	274.3
Depreciation	80.6	67.2
Non-cash restructuring charges	1.6	2.1
Stock-based compensation expense	43.6	35.2
Loss on equity method investments	19.0	1.2
Foreign currency transaction losses, net	9.2	1.0
Non-cash adjustments to carrying value of LIFO inventories	7.2	14.0
Loss on extinguishment of debt	3.0	13.5
Loss on sale of asbestos-related assets and liabilities	33.7	—
Other non-cash adjustments	5.2	7.4
Changes in assets and liabilities:
Receivables	(17.9)	(62.2)
Inventories	(40.1)	10.0
Accounts payable	(95.6)	(140.8)
Accrued liabilities	5.0	82.1
Other assets and liabilities, net	(76.2)	(62.6)
Net cash provided by operating activities	870.5	796.0
Cash Flows Used In Investing Activities:
Capital expenditures	(113.8)	(75.8)
Net cash paid in acquisitions	(2,759.1)	(923.8)
Disposals of property, plant and equipment	6.1	7.6
Other investing	(6.0)	0.3
Net cash used in investing activities	(2,872.8)	(991.7)
Cash Flows From (Used In) Financing Activities:
Principal payments on long-term debt	(1,241.8)	(1,510.8)
Proceeds from long-term debt	3,296.9	1,490.4
Purchases of treasury stock	(198.2)	(132.9)
Cash dividends on common shares	(24.2)	(24.3)
Proceeds from stock option exercises	28.3	21.9
Payments to settle cross-currency swaps	(19.9)	—
Payments of deferred and contingent acquisition consideration	(22.6)	(17.4)
Payments of debt issuance costs	(32.3)	(17.3)
Other financing	(3.5)	(3.4)
Net cash provided by (used in) financing activities	1,782.7	(193.8)
Effect of exchange rate changes on cash and cash equivalents	1.0	(26.0)
Net decrease in cash and cash equivalents	(218.6)	(415.5)
Cash and cash equivalents, beginning of period	1,595.5	1,613.0
Cash and cash equivalents, end of period	$1,376.9	$1,197.5
Supplemental Cash Flow Information
Cash paid for income taxes, net of refunds	$206.3	$196.6
Cash paid for interest, net of interest rate derivative settlements	98.0	84.1
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
The results of operations for the three month period ended September 30, 2024 are not necessarily indicative of future results.
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
Note 2. Acquisitions
Acquisitions in 2024
On February 1, 2024, the Company completed the acquisition of Friulair S.r.l. (“Friulair”) for initial cash consideration of $143.3 million and contingent consideration of up to approximately $11.0 million. The business is a manufacturer of dryers, filters, aftercoolers, and accessories for the treatment of compressed air and its chiller product line. The acquisition is intended to increase the scale of the Company’s air dryer business and will add new chiller production capabilities. Friulair has been reported within the Industrial Technologies and Services segment. The goodwill arising from the acquisition is primarily attributable to revenue and cost synergies, anticipated growth of new and existing customers, and the assembled workforce. Substantially all of this goodwill is not expected to be deductible for tax purposes.

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
On May 1, 2024, the Company completed the acquisition of Air Systems, LLC (“Air Systems”) for cash consideration of $34.9 million. The business is a provider of compressed air services. Air Systems has been reported within the Industrial Technologies and Services segment.
On May 31, 2024, the Company completed the acquisition of Complete Air and Power Solutions (“CAPS”) for cash consideration of $99.4 million. The business is a provider of compressed air and power generation services. The acquisition is expected to expand the Company’s channel within Australia. CAPS has been reported within the Industrial Technologies and Services segment.
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
On June 3, 2024, the Company completed the acquisition of Astronaut Topco, LP and Astronaut Topco GP, LLC (collectively “ILC Dover”) for initial cash consideration of $2,349.7 million and contingent consideration of up to $75.0 million. ILC Dover’s offerings include solutions for biopharmaceutical, pharmaceutical, and medical device markets as well as products for the space industry and has been reported in the Precision and Science Technologies segment. The amount allocated to definite-lived intangible assets represents the estimated fair values of customer relationships of $622.5 million and technology of $142.0 million and will be amortized over the estimated remaining useful lives of 14 years and 8 years, respectively. The amount allocated to indefinite-lived intangible assets represents the estimated fair values of tradenames of $207.5 million and goodwill of $1,310.1 million. The goodwill arising from the acquisition is primarily attributable to revenue and cost synergies, anticipated growth of new and existing customers, and the assembled workforce. The majority of this goodwill is not expected to be deductible for tax purposes.
Other acquisitions completed during the nine months ended September 30, 2024 include several sales and service businesses and a manufacturer of vacuum pumps and accessories, substantially all of which have been reported within the Industrial Technologies and Services segment. The aggregate consideration for these acquisitions was $14.0 million.
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

	ILC Dover	Friulair	All Others	Total
Accounts receivable	$41.5	$14.2	$25.5	$81.2
Inventories	86.6	13.2	29.4	129.2
Other current assets	50.2	0.5	0.6	51.3
Property, plant and equipment	92.6	7.2	15.2	115.0
Goodwill	1,310.1	68.6	197.3	1,576.0
Other intangible assets	974.7	84.5	32.3	1,091.5
Other assets	15.8	—	5.9	21.7
Total current liabilities	(34.1)	(11.0)	(30.3)	(75.4)
Deferred tax liabilities	(170.2)	(24.6)	(2.7)	(197.5)
Other noncurrent liabilities	(17.5)	(2.8)	(5.6)	(25.9)
Total consideration	$2,349.7	$149.8	$267.6	$2,767.1
The aggregate revenue and operating income included in the condensed consolidated financial statements for these acquisitions subsequent to the dates of acquisition was $131.3 million and $0.1 million for the three month period ended September 30, 2024, respectively, and $207.1 million and $6.7 million for the nine month period then ended, respectively. The operating income of these acquired businesses include the effects of acquisition-related accounting adjustments such as amortization of intangible assets and fair value adjustments to acquired inventory.
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
The revenues included in the condensed consolidated financial statements for these acquisitions subsequent to their date of acquisition was $102.2 million and $83.1 million for the three month periods ended September 30, 2024 and 2023, respectively, and $308.3 million and $192.1 million for the nine month periods then ended, respectively. The operating income included in the condensed consolidated financial statements for these acquisitions subsequent to their date of acquisition was $15.6 million and $2.1 million for the three month periods ended September 30, 2024 and 2023, respectively, and $43.8 million and $9.0 million for the nine month periods then ended, respectively. The operating income of these acquired businesses include the effects of acquisition-related accounting adjustments such as amortization of intangible assets and fair value adjustments to acquired inventory.
Note 3. Restructuring
2024 and 2023 Actions
The Company continues to undertake restructuring actions to optimize our cost structure. Charges incurred from actions taken in 2024 and 2023 include workforce restructuring, facility consolidation and other exit and disposal costs.
For the three and nine month periods ended September 30, 2024 and 2023, “Restructuring charges, net” were recognized within “Other operating expense, net” in the Condensed Consolidated Statements of Operations and consisted of the following.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2024	2023	2024	2023
Industrial Technologies and Services	$6.2	$0.9	$14.4	$7.8
Precision and Science Technologies	3.2	0.9	8.2	1.9
Corporate	0.2	—	0.6	0.2
Restructuring charges, net	$9.6	$1.8	$23.2	$9.9
The following table summarizes the activity associated with the Company’s restructuring programs for the three and nine month periods ended September 30, 2024 and 2023.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$15.6	$10.5	$15.5	$14.9
Charged to expense - termination benefits	6.9	0.7	19.6	4.0
Charged to expense - other (1)	1.1	0.9	2.0	3.8
Payments	(3.9)	(2.6)	(17.1)	(13.4)
Currency translation adjustment and other	0.7	(0.3)	0.4	(0.1)
Balance at end of period	$20.4	$9.2	$20.4	$9.2

(1)Excludes $1.6 million and $0.2 million of non-cash charges that impacted restructuring expense but not the restructuring liabilities during the three month periods ended September 30, 2024 and 2023, respectively, and $1.6 million and $2.1 million for the nine month periods then ended, respectively.
Note 4. Allowance for Credit Losses
The allowance for credit losses for the three and nine month periods ended September 30, 2024 and 2023 consisted of the following.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2024	2023	2024	2023
Balance at beginning of the period	$56.9	$51.2	$53.8	$47.2
Provision charged to expense	0.8	3.4	5.1	9.6
Write-offs, net of recoveries	(1.5)	(0.9)	(2.4)	(2.6)
Foreign currency translation and other	1.7	(0.6)	1.4	(1.1)
Balance at end of the period	$57.9	$53.1	$57.9	$53.1
Note 5. Inventories
Inventories as of September 30, 2024 and December 31, 2023 consisted of the following.

	September 30, 2024	December 31, 2023
Raw materials, including parts and subassemblies	$728.7	$590.7
Work-in-process	132.1	145.1
Finished goods	381.4	337.8
	1,242.2	1,073.6
LIFO reserve	(79.7)	(72.5)
Inventories	$1,162.5	$1,001.1
Note 6. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill attributable to each reportable segment for the nine month period ended September 30, 2024 is presented in the table below.

	Industrial Technologies and Services	Precision and Science Technologies	Total
Balance at beginning of period	$4,753.5	$1,856.2	$6,609.7
Acquisitions	195.9	1,380.1	1,576.0
Foreign currency translation and other(1)	15.3	5.2	20.5
Balance at end of period	$4,964.7	$3,241.5	$8,206.2
(1)Includes measurement period adjustments
As of both September 30, 2024 and December 31, 2023, goodwill included accumulated impairment losses of $220.6 million within the Industrial Technologies and Services segment.

Other Intangible Assets, Net
Other intangible assets as of September 30, 2024 and December 31, 2023 consisted of the following.

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer lists and relationships	$4,018.5	$(1,813.3)	$2,205.2	$3,279.3	$(1,585.4)	$1,693.9
Technology	563.3	(227.2)	336.1	413.8	(178.9)	234.9
Tradenames	61.0	(31.7)	29.3	52.2	(27.9)	24.3
Backlog	4.4	(3.5)	0.9	3.0	(1.3)	1.7
Other	128.5	(111.0)	17.5	117.1	(104.1)	13.0
Unamortized intangible assets
Tradenames	1,856.8	—	1,856.8	1,643.3	—	1,643.3
Total other intangible assets	$6,632.5	$(2,186.7)	$4,445.8	$5,508.7	$(1,897.6)	$3,611.1
Intangible Asset Impairment Considerations
As of September 30, 2024 and December 31, 2023, there were no indications that the carrying value of goodwill and other intangible assets may not be recoverable.
Note 7. Supply Chain Finance Program
The Company has agreements with financial institutions to facilitate a supply chain finance program (the “SCF Program”). Under the SCF Program, qualifying suppliers may elect to sell their receivables from the Company to the financial institution. Participating suppliers negotiate arrangements for sale of their receivables directly with the financial institution, and the terms of the Company’s payment obligations are not impacted by a supplier’s participation in the SCF Program. Once a qualifying supplier elects to participate in the SCF Program and reaches an agreement with the financial institution, the supplier elects which individual Company invoices they sell to the financial institution. However, all of the Company’s payments to participating suppliers are paid to the financial institution on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the financial institution. The Company has not pledged any assets as security or provided other forms of guarantees. All outstanding amounts related to suppliers participating in the SCF Program are recorded within “Accounts payable” in our Condensed Consolidated Balance Sheets, and the associated payments are included in “Net cash provided by operating activities” within our Condensed Consolidated Statements of Cash Flows. Included in “Accounts payable” in the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 were $27.0 million and $24.3 million of outstanding payment obligations, respectively, that were sold to the financial institution by participating suppliers.
Note 8. Accrued Liabilities
Accrued liabilities as of September 30, 2024 and December 31, 2023 consisted of the following.

	September 30, 2024	December 31, 2023
Salaries, wages and related fringe benefits	$229.9	$262.4
Contract liabilities	333.3	331.2
Product warranty	71.3	61.9
Operating lease liabilities	55.3	41.6
Restructuring	20.4	15.5
Taxes	51.6	78.4
Accrued interest	82.2	33.1
Other	184.9	171.4
Total accrued liabilities	$1,028.9	$995.5

A reconciliation of the changes in the accrued product warranty liability for the three and nine month periods ended September 30, 2024 and 2023 are as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$72.3	$57.4	$61.9	$46.2
Product warranty accruals	5.5	11.1	31.8	35.8
Acquired warranty	—	0.8	0.7	2.2
Settlements	(7.7)	(7.6)	(23.5)	(22.5)
Foreign currency translation and other	1.2	(0.7)	0.4	(0.7)
Balance at end of period	$71.3	$61.0	$71.3	$61.0
Note 9. Benefit Plans
Net Periodic Benefit Cost
The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and nine month periods ended September 30, 2024 and 2023.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	For the Three Month Period Ended September 30,
	2024	2023	2024	2023	2024	2023
Service cost	$—	$0.1	$0.7	$0.6	$—	$—
Interest cost	3.5	3.9	2.7	2.8	0.2	0.2
Expected return on plan assets	(3.3)	(3.3)	(2.8)	(2.8)	—	—
Recognition of:
Unrecognized prior service cost	—	—	0.1	—	—	0.1
Unrecognized net actuarial loss	0.1	—	(0.4)	(0.4)	(0.2)	(0.2)
	$0.3	$0.7	$0.3	$0.2	$—	$0.1

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	For the Nine Month Period Ended September 30,
	2024	2023	2024	2023	2024	2023
Service cost	$0.1	$0.1	$2.1	$1.8	$—	$—
Interest cost	10.5	11.8	8.0	8.3	0.6	0.7
Expected return on plan assets	(9.9)	(10.0)	(8.3)	(8.2)	—	—
Recognition of:
Unrecognized prior service cost	—	—	0.1	0.1	—	0.1
Unrecognized net actuarial loss	0.1	0.1	(1.0)	(1.3)	(0.6)	(0.5)
	0.8	2.0	0.9	0.7	—	0.3
Gain on settlement	—	(0.6)	—	—	—	—
	$0.8	$1.4	$0.9	$0.7	$—	$0.3
The components of net periodic benefit cost other than the service cost component are included in “Other income, net” in the Condensed Consolidated Statements of Operations.

Note 10. Debt
Debt as of September 30, 2024 and December 31, 2023 is summarized as follows.

	September 30, 2024	December 31, 2023
Short-term borrowings	$1.5	$1.0
Long-term debt:
Dollar Term Loan B, due February 2027(1)(2)	—	347.7
Dollar Term Loan, due February 2027(1)(2)	—	892.3
5.197% Senior Notes, due June 2027(1)	699.9	—
5.400% Senior Notes, due August 2028(1)	498.5	498.2
5.176% Senior Notes, due June 2029(1)	750.0	—
5.314% Senior Notes, due June 2031(1)	500.0	—
5.700% Senior Notes, due August 2033(1)	993.2	992.6
5.450% Senior Notes, due June 2034(1)	749.5	—
5.700% Senior Notes, due June 2054(1)	597.6	—
Finance leases and other long-term debt	14.5	15.2
Swap valuation adjustments	29.7	—
Unamortized debt issuance costs	(49.0)	(23.4)
Total long-term debt, net, including current maturities	4,783.9	2,722.6
Current maturities of long-term debt	1.4	29.6
Total long-term debt, net	$4,782.5	$2,693.0
(1)This amount is net of unamortized discounts. Total unamortized discounts aggregated to $11.3 million and $9.9 million as of September 30, 2024 and December 31, 2023, respectively.
(2)The weighted-average interest rate was 7.18% for the five month period prior to the loan repayment in May 2024, as discussed below.
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
The financial covenant in the New Revolving Credit Facility requires the Company to maintain, as of the last day of each fiscal quarter, a ratio of adjusted consolidated total net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.50 to 1.00, provided that the Company may elect to increase such ratio to 4.00 to 1.00 following a qualified acquisition up to two times, each for a period of four fiscal quarters beginning with the quarter during which such qualified acquisition is consummated (and if the second election occurs during the first increase period, such increase will be effective for a total of eight consecutive fiscal quarters).
As of September 30, 2024, the aggregate amount of commitments under the New Revolving Credit Facility was $2,600.0 million and the capacity under the New Revolving Credit Facility to issue letters of credit was $200.0 million. As of September 30, 2024, the Company had no outstanding borrowings under the New Revolving Credit Facility, no outstanding letters of credit under the New Revolving Credit Facility and unused availability under the New Revolving Credit Facility of $2,600.0 million.
As of September 30, 2024, we were in compliance with all covenants under our Senior Notes and New Revolving Credit Facility.
Commercial Paper Program
On August 13, 2024, the Company established a commercial paper program (the “Commercial Paper Program”), pursuant to which it may issue short-term, unsecured commercial paper notes in a maximum aggregate principal amount of $2,600 million, with maturities of up to 397 days from the date of issuance. The proceeds of the notes issued under the Commercial Paper Program may be used for various purposes including acquisitions. The Company had no outstanding borrowings under the Commercial Paper Program as of September 30, 2024.
Fair Value of Debt
The fair value of the Company’s debt instruments at September 30, 2024 was $5.1 billion. The Company measures the fair value of its debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. See Note 14, “Fair Value Measurements” for information on the fair value hierarchy.
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
Stock-Based Compensation
For the three month periods ended September 30, 2024 and 2023, the Company recognized stock-based compensation expense of $15.0 million and $11.2 million, respectively, and $43.6 million and $35.2 million for the nine month periods then ended, respectively. These costs are included in “Cost of sales” and “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations.
As of September 30, 2024, there was $124.9 million of total unrecognized compensation expense related to outstanding stock options, restricted stock unit awards and performance stock unit awards granted to employees and non-employee directors, as well as 300,000 conditional stock options awarded during the third quarter of 2022 to our Chairman and CEO in which the service date precedes the grant date, and will be granted upon achievement of certain performance targets. These 300,000 stock options have not been included in the Stock Option Awards section below since the grant date has not occurred.
Stock Option Awards
Stock options are granted to employees with an exercise price equal to the fair value of the Company’s per share common stock on the date of grant. Stock option awards typically vest over four years or five years and expire ten years from the date of grant.

A summary of the Company’s stock option (including SARs) activity for the nine month period ended September 30, 2024 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Exercise Price (per share)
Stock options outstanding as of December 31, 2023	5,282	$31.09
Granted	601	90.37
Exercised or settled	(1,484)	19.04
Forfeited	(62)	63.17
Expired	(3)	38.25
Stock options outstanding as of September 30, 2024	4,334	42.98

Vested as of September 30, 2024	2,820	29.20
The following assumptions were used to estimate the fair value of options granted during the nine month periods ended September 30, 2024 and 2023 using the Black-Scholes option-pricing model.

	For the Nine Month Period Ended September 30,
Assumptions	2024	2023
Expected life of options (in years)	6.3 - 7.5	6.3 - 7.5
Risk-free interest rate	3.7% - 4.3%	3.8% - 4.4%
Assumed volatility	35.1% - 35.2%	36.0% - 36.6%
Expected dividend rate	0.1%	0.1%
Restricted Stock Unit Awards
Restricted stock units are granted to employees and non-employee directors based on the market price of the Company’s common stock on the grant date and recognized in compensation expense over the vesting period. A summary of the Company’s restricted stock unit activity for the nine month period ended September 30, 2024 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2023	957	$52.18
Granted	400	89.95
Vested	(459)	47.71
Forfeited	(65)	66.39
Non-vested as of September 30, 2024	833	71.69
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
A summary of the Company’s performance stock unit activity for the nine month period ended September 30, 2024 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2023	1,380	$49.53
Granted	87	132.98
Change in units based on performance	122	55.84
Vested	(244)	55.84
Forfeited	(6)	71.81
Non-vested as of September 30, 2024	1,339	54.28
The following assumptions were used to estimate the fair value of performance share units granted during the nine month periods ended September 30, 2024 and 2023 using the Monte Carlo simulation pricing model.

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
The before tax income (loss) and related income tax effect are as follows.

	For the Three Month Period Ended September 30,
	2024			2023
	Before-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Foreign currency translation adjustments, net	$134.0	$8.4	$142.4	$(74.6)	$(0.7)	$(75.3)
Unrecognized losses on cash flow hedges	(3.6)	—	(3.6)	(3.4)	0.9	(2.5)
Pension and other postretirement benefit prior service cost and gain or loss, net	(1.1)	0.3	(0.8)	(0.8)	0.2	(0.6)
Other comprehensive income (loss)	$129.3	$8.7	$138.0	$(78.8)	$0.4	$(78.4)

	For the Nine Month Period Ended September 30,
	2024			2023
	Before-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Foreign currency translation adjustments, net	$40.1	$(5.2)	$34.9	$(75.0)	$(16.1)	$(91.1)
Unrecognized gains (losses) on cash flow hedges	(10.8)	5.0	(5.8)	4.1	(1.0)	3.1
Pension and other postretirement benefit prior service cost and gain or loss, net	(4.8)	1.2	(3.6)	(2.5)	0.6	(1.9)
Other comprehensive income (loss)	$24.5	$1.0	$25.5	$(73.4)	$(16.5)	$(89.9)
The tables above include only the other comprehensive income (loss), net of tax, attributable to Ingersoll Rand Inc. Other comprehensive income (loss), net, attributable to noncontrolling interest holders was $0.7 million and $0.8 million for the three month periods ended September 30, 2024 and 2023, respectively, and $0.0 million and $1.6 million for the nine month periods ended September 30, 2024 and 2023, respectively, and related entirely to foreign currency translation adjustments.
Changes in accumulated other comprehensive loss by component for the nine month periods ended September 30, 2024 and 2023 are presented in the following table, net of tax.

	Foreign Currency Translation Adjustments, Net	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2023	$(248.0)	$12.2	$8.2	$(227.6)
Other comprehensive income (loss) before reclassifications	44.2	3.5	(2.6)	45.1
Amounts reclassified from accumulated other comprehensive loss	(9.3)	(9.3)	(1.0)	(19.6)
Other comprehensive income (loss)	34.9	(5.8)	(3.6)	25.5
Balance as of September 30, 2024	$(213.1)	$6.4	$4.6	$(202.1)

	Foreign Currency Translation Adjustments, Net	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2022	$(282.8)	$16.0	$15.1	$(251.7)
Other comprehensive income (loss) before reclassifications	(80.1)	11.2	(0.3)	(69.2)
Amounts reclassified from accumulated other comprehensive loss	(11.0)	(8.1)	(1.6)	(20.7)
Other comprehensive income (loss)	(91.1)	3.1	(1.9)	(89.9)
Balance as of September 30, 2023	$(373.9)	$19.1	$13.2	$(341.6)

Reclassifications out of accumulated other comprehensive loss for the nine month periods ended September 30, 2024 and 2023 are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	For the Nine Month Period Ended September 30,		Affected Line(s) in the Statement Where Net Income is Presented
	2024	2023
Cash flow hedges (interest rate swaps and caps)	$(12.4)	$(10.8)	Interest expense
Provision for income taxes	3.1	2.7	Provision for income taxes
Cash flow hedges (interest rate swaps and caps), net of tax	$(9.3)	$(8.1)

Net investment hedges	$(12.4)	$(14.7)	Interest expense
Provision for income taxes	3.1	3.7	Provision for income taxes
Net investment hedges, net of tax	$(9.3)	$(11.0)

Amortization of defined benefit pension and other postretirement benefit items(1)	$(1.4)	$(2.1)	Cost of sales and Selling and administrative expenses
Provision for income taxes	0.4	0.5	Provision for income taxes
Amortization of defined benefit pension and other postretirement benefit items, net of tax	$(1.0)	$(1.6)

Total reclassifications for the period, net of tax	$(19.6)	$(20.7)
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

Derivative Instruments
The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023.

September 30, 2024
Derivative Classification		Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Fair Value	$750.0	$0.1	$30.1	$0.4	$—
Cross-currency interest rate swap contracts	Net investment	1,074.3	13.5	—	—	42.8
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair value	138.1	—	—	—	0.2

December 31, 2023
Derivative Classification		Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash Flow	$528.5	$8.2	$1.2	$—	$—
Cross-currency interest rate swap contracts	Net investment	1,054.2	15.7	—	—	63.1
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
There were no off-balance sheet derivative instruments as of September 30, 2024 or December 31, 2023.
Interest Rate Swap Contracts Designated as Fair Value Hedges
As of September 30, 2024, the Company was the variable rate payor on four interest rate swap contracts that effectively convert a total of $400.0 million of the Company’s fixed rate borrowings to variable rate borrowings. These contracts expire in May 2029. These swap agreements qualify as hedging instruments and have been designated as fair value hedges of $400.0 million of the 2029 Notes, and were considered to be perfectly effective under the shortcut method.
As of September 30, 2024, the Company was the variable rate payor on two interest rate swap contracts that effectively convert a total of $250.0 million of the Company’s fixed rate borrowings to variable rate borrowings. These contracts expire in April 2031. These swap agreements qualify as hedging instruments and have been designated as fair value hedges of $250.0 million of the 2031 Notes, and were considered to be perfectly effective under the shortcut method.
As of September 30, 2024, the Company was the variable rate payor on one interest rate swap contract that effectively convert a total of $100.0 million of the Company’s fixed rate borrowings to variable rate borrowings. This contract expires in March 2034. This swap agreement qualifies as a hedging instrument and has been designated as a fair value hedge of $100.0 million of the 2034 Notes, and were considered to be perfectly effective under the shortcut method.

	September 30, 2024	December 31, 2023
Long-term debt:
Carrying amount of hedged debt	$779.7	$—
Cumulative hedging adjustments, included in carrying amount	29.7	—

Interest Rate Swap and Cap Contracts Designated as Cash Flow Hedges
In April 2024, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of debt. During the second quarter of 2024, the Company entered into and terminated cash flow hedges with notional value of $750.0 million in connection with the 2034 Notes and $500.0 million in connection with the 2054 Notes, both of which were issued on May 10, 2024. The Company and its counterparties terminated these contracts in May 2024. Prior to their termination, these swap agreements qualified as hedging instruments and were designated as cash flow hedges of forecasted interest payments. These forecasted interest payments are still expected to occur as specified in the Company’s hedge designations; therefore, the unrecognized loss at the time of termination will be reclassified into earnings over the term of the respective notes. The unrecognized loss in AOCI as of September 30, 2024 was $4.3 million, of which $0.3 million is expected to be reclassified into earnings as an increase to interest expense during the next 12 months.
The Company was previously the fixed rate payor on two interest rate swap contracts that effectively fixed the SOFR-based index used to determine the interest rates charged on a total of $528.5 million of the Company’s SOFR-based variable rate borrowings. These contracts carried a fixed rate of 3.2%. The Company and its counterparties terminated these contracts in May 2024. Prior to their termination, these swap agreements qualified as hedging instruments and were designated as cash flow hedges of forecasted interest payments. These forecasted interest payments are still expected to occur as specified in the Company’s hedge designations; therefore, the unrecognized gain at the time of termination will be reclassified into earnings over the remaining period of original term of the contracts, ending in June 2025. The unrecognized gain remaining in AOCI as of September 30, 2024 was $7.3 million, all of which is expected to be reclassified into earnings as a reduction to interest expense during the next 12 months.
The Company was previously a party to interest rate cap contracts that effectively limited the SOFR-based interest rates charged on a portion of the Company’s variable rate borrowings to 4.0%. The Company and its counterparties terminated these contracts in August 2023. Prior to their termination, these cap contracts qualified as hedging instruments and were designated as cash flow hedges of forecasted interest payments. These forecasted interest payments are still expected to occur as specified in the Company’s hedge designations; therefore, the unrecognized gain at the time of termination will be reclassified into earnings over the remaining period of the original term of the contracts, ending in June 2025. The unrecognized gain remaining in AOCI as of September 30, 2024 was $2.2 million, all of which is expected to be reclassified into earnings as a reduction to interest expense during the next 12 months.
Gains on derivatives designated as cash flow hedges included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2024 and 2023 are as presented in the table below.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2024	2023	2024	2023
Gain recognized in OCI on derivatives	$—	$1.4	$1.6	$14.9
Gain reclassified from AOCI into income (effective portion)(1)	3.6	4.8	12.4	10.8
(1)Gains on derivatives reclassified from AOCI into income were included within “Interest expense” in the Condensed Consolidated Statements of Operations.
Cross-Currency Interest Rate Swap Contracts Designated as Net Investment Hedges
As of September 30, 2024, the Company was the fixed rate payor on three cross-currency interest rate swap contracts that replace a fixed rate of 5.4% on a total of $428.9 million with a fixed rate of 3.7% on a total of €400.0 million. These contracts expire in May 2027 and have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
As of September 30, 2024, the Company was the fixed rate payor on three cross-currency interest rate swap contracts that replace a fixed rate of 5.7% on a total of $322.7 million with a fixed rate of 4.1% on a total of €300.0 million. These contracts expire in May 2029 and have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
As of September 30, 2024, the Company was the fixed rate payor on three cross-currency interest rate swap contracts that replace a fixed rate of 5.7% on a total of $322.7 million with a fixed rate of 4.1% on a total of €300.0 million. These contracts expire in May 2031 and have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.

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
Gains (losses) on derivatives designated as net investment hedges included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2024 and 2023 are as presented in the table below.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2024	2023	2024	2023
Gain (loss) recognized in OCI on derivatives	$(33.2)	$35.0	$10.5	$22.9
Gain reclassified from AOCI into income (effective portion)(1)	3.9	4.5	12.4	14.7
(1)Gains on derivatives reclassified from AOCI into income were included within “Interest expense” in the Condensed Consolidated Statements of Operations.
Foreign Currency Forwards Not Designated as Hedging Instruments
The Company had three foreign currency forward contracts outstanding as of September 30, 2024 with notional amounts ranging from $14.8 million to $76.3 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included within “Other operating expense, net” in the Condensed Consolidated Statements of Operations. The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty. It is the Company’s practice to recognize the gross amounts in the Condensed Consolidated Balance Sheets. The amount available to be netted is not material.
The Company’s gains (losses) on derivative instruments not designated as accounting hedges and total net foreign currency losses for the three and nine month periods ended September 30, 2024 and 2023 were as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2024	2023	2024	2023
Foreign currency forward contracts gains (losses)	$(1.5)	$(0.1)	$(3.5)	$0.1
Total foreign currency transaction losses, net	(9.9)	(1.1)	(9.2)	(1.0)
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
The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(1)	$20.8	$—	$—	$20.8
Interest rate swaps(2)	—	30.2	—	30.2
Cross-currency interest rate swaps(3)	—	13.5	—	13.5
Total	$20.8	$43.7	$—	$64.5
Financial Liabilities
Deferred compensation plans(1)	$28.6	$—	$—	$28.6
Interest rate swaps(2)	—	0.4	—	0.4
Cross-currency interest rate swaps(3)	—	42.8	—	42.8
Foreign currency forwards(4)	—	0.2	—	0.2
Contingent consideration(5)	—	—	35.0	35.0
Total	$28.6	$43.4	$35.0	$107.0

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(1)	$16.8	$—	$—	$16.8
Interest rate swaps(2)	—	9.4	—	9.4
Cross-currency interest rate swaps(3)	—	15.7	—	15.7
Total	$16.8	$25.1	$—	$41.9
Financial Liabilities
Deferred compensation plan(1)	$24.7	$—	$—	$24.7
Cross-currency interest rate swaps(3)	—	63.1	—	63.1
Contingent consideration(5)	—	—	42.2	42.2
Total	$24.7	$63.1	$42.2	$130.0
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
The following table provides a reconciliation of the activity for contingent consideration for the three and nine month periods ended September 30, 2024 and 2023.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2024	2023	2024	2023
Balance at beginning of the period	$98.7	$62.5	$42.2	$43.9
Acquisitions	(50.0)	0.7	6.7	13.5
Changes in fair value	(5.3)	0.1	(4.8)	8.5
Payments	(9.8)	(20.1)	(10.0)	(23.2)
Foreign currency translation	1.4	(0.9)	0.9	(0.4)
Balance at end of the period	$35.0	$42.3	$35.0	$42.3
As of September 30, 2024, the contingent consideration included in “Accrued liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheets were $0.5 million and $34.5 million, respectively.
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
Disaggregation of Revenue
The following tables provide disaggregated revenue by reportable segment for the three and nine month periods ended September 30, 2024 and 2023.

	Industrial Technologies and Services		Precision and Science Technologies		Total
	Three Month Period Ended September 30,
	2024	2023	2024	2023	2024	2023
Primary Geographic Markets
United States	$624.5	$590.3	$180.5	$144.8	$805.0	$735.1
Other Americas	108.4	92.3	31.1	7.6	139.5	99.9
Total Americas	732.9	682.6	211.6	152.4	944.5	835.0
EMEIA	454.8	449.7	144.8	114.6	599.6	564.3
Asia Pacific	279.5	296.1	37.4	43.5	316.9	339.6
Total	$1,467.2	$1,428.4	$393.8	$310.5	$1,861.0	$1,738.9
Product Categories
Original equipment(1)	$866.2	$862.7	$310.6	$246.6	$1,176.8	$1,109.3
Aftermarket(2)	601.0	565.7	83.2	63.9	684.2	629.6
Total	$1,467.2	$1,428.4	$393.8	$310.5	$1,861.0	$1,738.9
Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$1,339.0	$1,306.6	$371.5	$309.2	$1,710.5	$1,615.8
Revenue recognized over time(4)	128.2	121.8	22.3	1.3	150.5	123.1
Total	$1,467.2	$1,428.4	$393.8	$310.5	$1,861.0	$1,738.9

	Industrial Technologies and Services		Precision and Science Technologies		Total
	Nine Month Period Ended September 30,
	2024	2023	2024	2023	2024	2023
Primary Geographic Markets
United States	$1,847.8	$1,698.3	$475.9	$429.8	$2,323.7	$2,128.1
Other Americas	330.7	271.2	57.0	22.0	387.7	293.2
Total Americas	2,178.5	1,969.5	532.9	451.8	2,711.4	2,421.3
EMEIA	1,361.4	1,304.2	378.4	341.9	1,739.8	1,646.1
Asia Pacific	767.2	850.3	118.0	137.0	885.2	987.3
Total	$4,307.1	$4,124.0	$1,029.3	$930.7	$5,336.4	$5,054.7
Product Categories
Original equipment(1)	$2,590.9	$2,496.0	$800.8	$736.4	$3,391.7	$3,232.4
Aftermarket(2)	1,716.2	1,628.0	228.5	194.3	1,944.7	1,822.3
Total	$4,307.1	$4,124.0	$1,029.3	$930.7	$5,336.4	$5,054.7
Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$3,917.6	$3,793.3	$1,004.0	$926.5	$4,921.6	$4,719.8
Revenue recognized over time(4)	389.5	330.7	25.3	4.2	414.8	334.9
Total	$4,307.1	$4,124.0	$1,029.3	$930.7	$5,336.4	$5,054.7
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
Performance Obligations
As of September 30, 2024, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $750.2 million in the next twelve months and $833.8 million in periods thereafter. The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time and service contracts with an original duration greater than one year.
Contract Balances
The following table provides the contract balances as of September 30, 2024 and December 31, 2023 presented in the Condensed Consolidated Balance Sheets.

	September 30, 2024	December 31, 2023
Accounts receivable, net	$1,342.2	$1,234.2
Contract assets	133.1	85.6
Contract liabilities - current	333.3	331.2
Contract liabilities - noncurrent	1.1	1.0

Note 16. Income Taxes
The following table summarizes the Company’s provision for income taxes and effective income tax provision rate for the three and nine month periods ended September 30, 2024 and 2023.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2024	2023	2024	2023
Income before income taxes	$302.0	$273.8	$807.7	$723.7
Provision for income taxes	$73.8	$60.3	$174.3	$168.9
Effective income tax provision rate	24.4%	22.0%	21.6%	23.3%
The increase in the provision for income taxes and increase in the effective income tax provision rate for the three month period ended September 30, 2024 when compared to the same three month period of 2023 is primarily due to an increase in the pretax book income in jurisdictions with higher effective tax rates combined with decreased earnings in jurisdictions with lower tax rates and a lower benefit from a windfall tax deduction in the 2024 period compared to the 2023 period.
The increase in the provision for income taxes for the nine month period ended September 30, 2024 when compared to the same nine month period of 2023 is primarily due to an increase in the pretax book income. The decrease in the effective income tax provision rate for the nine month period ended September 30, 2024 when compared to the same nine month period of 2023 is primarily due to a decrease in the pretax book income in jurisdictions with higher effective tax rates combined with increased earnings in jurisdictions with lower tax rates and a benefit from a windfall tax deduction.
Note 17. Other Operating Expense, Net
The components of “Other operating expense, net” for the three and nine month periods ended September 30, 2024 and 2023 were as follows.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2024	2023	2024	2023
Foreign currency transaction losses, net	$9.9	$1.1	$9.2	$1.0
Restructuring charges, net(1)	9.6	1.8	23.2	9.9
Acquisition and other transaction related expenses(2)	9.3	10.4	50.5	38.4
Loss on asbestos sale(3)	—	—	58.8	—
Other, net	0.6	0.2	1.1	4.4
Total other operating expense, net	$29.4	$13.5	$142.8	$53.7
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
Environmental Matters
The Company has been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under U.S. federal “Superfund” or similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. The Company has undiscounted accrued liabilities of $15.6 million and $16.7 million as of September 30, 2024 and December 31, 2023, respectively, on its Condensed Consolidated Balance Sheets to the extent costs are known or can be reasonably estimated for its remaining financial obligations in relation to environmental matters and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.
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

The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Income Before Income Taxes for the three and nine month periods ended September 30, 2024 and 2023.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2024	2023	2024	2023
Revenue
Industrial Technologies and Services	$1,467.2	$1,428.4	$4,307.1	$4,124.0
Precision and Science Technologies	393.8	310.5	1,029.3	930.7
Total Revenue	$1,861.0	$1,738.9	$5,336.4	$5,054.7
Segment Adjusted EBITDA
Industrial Technologies and Services	$449.9	$410.9	$1,297.2	$1,134.0
Precision and Science Technologies	118.1	94.2	312.0	278.7
Total Segment Adjusted EBITDA	$568.0	$505.1	$1,609.2	$1,412.7
Less items to reconcile Segment Adjusted EBITDA to Income Before Income Taxes:
Corporate expenses not allocated to segments	$35.3	$43.6	$123.4	$126.4
Interest expense	63.8	39.6	151.4	119.3
Depreciation and amortization expense (a)	123.2	114.6	355.3	338.7
Restructuring and related business transformation costs (b)	9.7	2.2	24.3	12.4
Acquisition and other transaction related expenses and non-cash charges (c)	16.5	14.8	59.5	46.6
Stock-based compensation	15.0	11.2	43.6	35.2
Foreign currency transaction losses, net	9.9	1.1	9.2	1.0
Loss on extinguishment of debt	—	12.6	3.0	13.5
Adjustments to LIFO inventories	—	(0.3)	7.2	14.0
Cybersecurity incident costs (d)	—	0.1	0.5	2.3
Loss on asbestos sale	—	—	58.8	—
Interest income on cash and cash equivalents	(8.0)	(7.9)	(35.7)	(18.7)
Other adjustments (e)	0.6	(0.3)	1.0	(1.7)
Income Before Income Taxes	302.0	273.8	807.7	723.7
Provision for income taxes	73.8	60.3	174.3	168.9
Loss on equity method investments	(4.8)	(3.9)	(19.0)	(1.2)
Net Income	$223.4	$209.6	$614.4	$553.6
a)Depreciation and amortization expense excludes $1.1 million and $1.1 million of depreciation of rental equipment for the three month periods ended September 30, 2024 and 2023, respectively, and excludes $3.1 million and $2.8 million for the nine month periods ended September 30, 2024 and 2023, respectively.
b)Restructuring and related business transformation costs consist of the following.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2024	2023	2024	2023
Restructuring charges	$9.6	$1.8	$23.2	$9.9
Facility reorganization, relocation and other costs	0.1	0.4	1.1	2.5
Total restructuring and related business transformation costs	$9.7	$2.2	$24.3	$12.4
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

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2024	2023	2024	2023
Weighted-average shares outstanding - Basic	403.4	404.5	403.5	404.8
Dilutive effect of outstanding share-based compensation awards	3.5	4.1	3.9	4.1
Weighted-average shares outstanding - Diluted	406.9	408.6	407.4	408.9
For the three month periods ended September 30, 2024 and 2023, 0.6 million and 0.8 million, respectively, of anti-dilutive shares were not included in the computation of diluted earnings per share. For the nine month periods ended September 30, 2024 and September 30, 2023, 0.5 million and 1.4 million of anti-dilutive shares were not included in the computation of diluted earnings per share, respectively.
Note 21. Subsequent Event
On October 1, 2024, the Company completed the acquisition of Air Power Systems Co., LLC (“APSCO”) for an all-cash upfront purchase price of $112 million. The business is a provider of hydraulic and pneumatic products and engineered solutions serving diverse specialty work truck vehicles. APSCO will be reported within the Industrial Technologies and Services segment. Management is in the process of preparing the preliminary fair values of the assets and liabilities acquired.

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
Our financial results closely follow changes in the industries and end-markets we serve. Demand for most of our products depends on the level of new capital investment and planned and unplanned maintenance expenditures by our customers. The level of capital expenditures depends, in turn, on the general economic conditions as well as access to capital at reasonable cost, which can vary significantly based on geography and customer segmentation.
Foreign Currency Fluctuations
A significant portion of our revenues, approximately 53% for the nine month period ended September 30, 2024, was denominated in currencies other than the U.S. dollar. Because much of our manufacturing facilities and labor force costs are outside of the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.
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
Results of Operations
Consolidated results should be read in conjunction with the segment results section herein and Note 19 “Segment Results” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, which provides more detailed discussions concerning certain components of our Condensed Consolidated Statements of Operations. All intercompany accounts and transactions have been eliminated within the consolidated results. The following table presents selected Condensed Consolidated Results of Operations of our business for the three and nine month periods ended September 30, 2024 and 2023.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2024	2023	2024	2023
Condensed Consolidated Statement of Operations:
Revenues	$1,861.0	$1,738.9	$5,336.4	$5,054.7
Cost of sales	1,046.0	999.6	2,981.8	2,953.7
Gross profit	815.0	739.3	2,354.6	2,101.0
Selling and administrative expenses	334.3	315.2	1,012.7	941.9
Amortization of intangible assets	95.0	92.2	277.8	274.3
Other operating expense, net	29.4	13.5	142.8	53.7
Operating income	356.3	318.4	921.3	831.1
Interest expense	63.8	39.6	151.4	119.3
Loss on extinguishment of debt	—	12.6	3.0	13.5
Other income, net	(9.5)	(7.6)	(40.8)	(25.4)
Income before income taxes	302.0	273.8	807.7	723.7
Provision for income taxes	73.8	60.3	174.3	168.9
Loss on equity method investments	(4.8)	(3.9)	(19.0)	(1.2)
Net income	223.4	209.6	614.4	553.6
Less: Net income attributable to noncontrolling interests	1.8	1.3	5.6	4.7
Net income attributable to Ingersoll Rand Inc.	$221.6	$208.3	$608.8	$548.9

Percentage of Revenues:
Gross profit	43.8%	42.5%	44.1%	41.6%
Selling and administrative expenses	18.0%	18.1%	19.0%	18.6%
Operating income	19.1%	18.3%	17.3%	16.4%
Net income	12.0%	12.1%	11.5%	11.0%
Adjusted EBITDA	28.6%	26.5%	27.8%	25.4%

Other Financial Data:
Adjusted EBITDA (1)	$532.7	$461.5	$1,485.8	1,286.3
Adjusted Net Income (1)	344.7	316.0	1,005.7	861.2
Cash flows - operating activities	404.0	397.3	870.5	796.0
Cash flows - investing activities	(38.7)	(336.3)	(2,872.8)	(991.7)
Cash flows - financing activities	(79.3)	(28.1)	1,782.7	(193.8)
Free Cash Flow (1)	374.3	368.7	756.7	720.2
(1)See the “Non-GAAP Financial Measures” section for a reconciliation to comparable GAAP measure.
Revenues
Revenues for the three month period ended September 30, 2024 were $1,861.0 million, an increase of $122.1 million, or 7.0%, compared to $1,738.9 million for the same three month period in 2023. The increase in revenues was primarily due to acquisitions of $155.1 million, higher pricing of $32.3 million and favorable impact of foreign currencies of $7.9 million, partially offset by lower organic volumes of $73.2 million. The percentage of consolidated revenues derived from aftermarket parts and services was 36.8% in the three month period ended September 30, 2024 compared to 36.2% in the same three month period in 2023.
Revenues for the nine month period ended September 30, 2024 were $5,336.4 million, an increase of $281.7 million, or 5.6%, compared to $5,054.7 million for the same nine month period in 2023. The increase in revenues was primarily due to acquisitions of $327.8 million and higher pricing of $122.9 million, partially offset by lower organic volumes of $160.2 million and the unfavorable impact of foreign currencies of $8.8 million. The percentage of consolidated revenues derived from aftermarket parts and services was 36.4% in the nine month period ended September 30, 2024 compared to 36.1% in the same nine month period in 2023.
Gross Profit
Gross profit for the three month period ended September 30, 2024 was $815.0 million, an increase of $75.7 million, or 10.2%, compared to $739.3 million for the same three month period in 2023, and as a percentage of revenues was 43.8% for the three month period ended September 30, 2024 and 42.5% for the same three month period in 2023. The increase in gross profit is primarily due to higher pricing and acquisitions discussed above. The increase in gross profit as a percentage of revenues is primarily due to increased price and input cost productivity improvements.
Gross profit for the nine month period ended September 30, 2024 was $2,354.6 million, an increase of $253.6 million, or 12.1%, compared to $2,101.0 million for the same nine month period in 2023, and as a percentage of revenues was 44.1% for the nine month period ended September 30, 2024 and 41.6% for the same nine month period in 2023. The increase in gross profit is primarily due to higher pricing and acquisitions discussed above. The increase in gross profit as a percentage of revenues is primarily due to increased price and input cost productivity improvements.
Selling and Administrative Expenses
Selling and administrative expenses were $334.3 million for the three month period ended September 30, 2024, an increase of $19.1 million, or 6.1%, compared to $315.2 million for the same three month period in 2023. The increase in selling and administrative expenses was primarily attributable to businesses acquired in the second half of 2023 and first nine months of 2024. Selling and administrative expenses as a percentage of revenues decreased to 18.0% for the three month period ended September 30, 2024 from 18.1% in the same three month period in 2023.
Selling and administrative expenses were $1,012.7 million for the nine month period ended September 30, 2024, an increase of $70.8 million, or 7.5%, compared to $941.9 million for the same nine month period in 2023. The increase in selling and administrative expenses was mainly from businesses acquired in the second half of 2023 and first nine months of 2024. Selling and administrative expenses as a percentage of revenues increased to 19.0% for the nine month period ended September 30, 2024 from 18.6% in the same nine month period in 2023.
Amortization of Intangible Assets
Amortization of intangible assets was $95.0 million for the three month period ended September 30, 2024, an increase of $2.8 million, compared to $92.2 million in the same three month period in 2023. The increase was primarily due to businesses acquired in the second half of 2023 and first nine months of 2024 discussed in Note 2 “Acquisitions” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, partially offset by certain intangible assets becoming fully amortized during the period.
Amortization of intangible assets was $277.8 million for the nine month period ended September 30, 2024, an increase of $3.5 million, compared to $274.3 million in the same nine month period in 2023. The increase was primarily due to businesses acquired in the second half of 2023 and first nine months of 2024 discussed in Note 2 “Acquisitions” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, partially offset by certain intangible assets becoming fully amortized during the period.
Other Operating Expense, Net
Other operating expense, net was $29.4 million for the three month period ended September 30, 2024, an increase of $15.9 million, compared to $13.5 million in the same three month period in 2023. The increase in expense was primarily due to higher foreign currency transaction losses, net of $8.8 million and higher restructuring charges of $7.8 million, partially offset by lower acquisition and other transaction related expenses and non-cash charges of $1.1 million.
Other operating expense, net was $142.8 million for the nine month period ended September 30, 2024, an increase of $89.1 million, compared to $53.7 million in the same nine month period in 2023. The increase was primarily due to the loss on asbestos sale of $58.8 million, higher restructuring charges of $13.3 million, higher acquisition and other transaction related expenses and non-cash charges of $12.1 million and higher foreign currency transaction losses, net of $8.2 million. See Note 18 “Contingencies” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further discussion of the loss on asbestos sale.

Interest Expense
Interest expense was $63.8 million for the three month period ended September 30, 2024, an increase of $24.2 million, compared to $39.6 million in the same three month period in 2023. The increase was primarily due to an increase in long term debt, partially offset by the interest rate derivative contracts discussed in Note 13 “Hedging Activities and Derivative Instruments” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. The weighted average interest rate, including the impact of the interest rate derivative contracts, was approximately 5.3% for the three month period ended September 30, 2024 and 5.4% in the same three month period in 2023.
Interest expense was $151.4 million for the nine month period ended September 30, 2024, an increase of $32.1 million, compared to $119.3 million in the same nine month period in 2023. The increase was primarily due to an increase in long term debt, partially offset by the interest rate derivative contracts discussed in Note 13 “Hedging Activities and Derivative Instruments” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. The weighted average interest rate, including the impact of the interest rate derivative contracts, was approximately 5.2% for the nine month period ended September 30, 2024 and 5.3% in the same period in 2023.
Other Income, Net
Other income, net was $9.5 million and $7.6 million in the three month periods ended September 30, 2024 and 2023, respectively. The increase was primarily due to an increase in interest income from holdings of cash and cash equivalents.
Other income, net was $40.8 million and $25.4 million in the nine month periods ended September 30, 2024 and 2023, respectively. The increase was primarily due to an increase in interest income from holdings of cash and cash equivalents.
Provision for Income Taxes
The provision for income taxes was $73.8 million, resulting in a 24.4% effective income tax provision rate for the three month period ended September 30, 2024, compared to a provision for income taxes of $60.3 million, resulting in a 22.0% effective income tax provision rate in the same three month period in 2023. The increase in the tax provision and the effective tax provision rate for the three month period ended September 30, 2024 when compared to the same three month period of 2023 is primarily due to an increase in the pretax book income in jurisdictions with higher effective tax rates combined with a decrease in earnings in jurisdictions with lower tax rates and a lower benefit from a windfall tax deduction in the 2024 period compared to the 2023 period.
The provision for income taxes was $174.3 million, resulting in a 21.6% effective income tax provision rate for the nine month period ended September 30, 2024, compared to a provision for income taxes of $168.9 million, resulting in a 23.3% effective income tax provision rate in the same nine month period in 2023. The increase in the tax provision for the nine month period ended September 30, 2024 when compared to the same nine month period of 2023 is primarily due to an increase in pretax book income. The decrease in the effective income tax provision rate for the nine month period ended September 30, 2024 when compared to the same nine month period of 2023 is primarily due to a decrease in the pretax book income in jurisdictions with higher effective tax rates combined with increased earnings in jurisdictions with lower tax rates and a benefit from a windfall tax deduction.
Net Income
Net income was $223.4 million for the three month period ended September 30, 2024 compared to net income of $209.6 million in the same three month period in 2023. The increase in net income was primarily due to higher gross profit on increased revenues and lower loss on extinguishment of debt, partially offset by higher interest expense, higher selling and administrative expenses, higher other operating expense, net, and higher provision for income taxes.
Net income was $614.4 million for the nine month period ended September 30, 2024 compared to net income of $553.6 million in the same nine month period in 2023. The increase in net income was primarily due to higher gross profit on increased revenues and lower loss on extinguishment of debt, partially offset by higher other operating expense, net, higher selling and administrative expenses, higher interest expense, higher loss on equity method investments, and higher provision for income taxes.
Adjusted EBITDA
Adjusted EBITDA increased $71.2 million to $532.7 million for the three month period ended September 30, 2024 compared to $461.5 million in the same three month period in 2023. Adjusted EBITDA as a percentage of revenues increased 210 basis points to 28.6% for the three month period ended September 30, 2024 from 26.5% for the same three month period in 2023. The increase in Adjusted EBITDA was primarily due to acquisitions of $36.6 million, higher pricing of $32.3 million, and favorable cost productivity and product mix of $17.1 million, lower selling and administrative costs of $13.1 million, and favorable impact of foreign currencies of $3.4 million, partially offset by lower organic sales volume of $31.6 million. The increase in Adjusted EBITDA as a percentage of revenues is primarily attributable to higher pricing, input cost productivity improvements, and product mix.
Adjusted EBITDA increased $199.5 million to $1,485.8 million for the nine month period ended September 30, 2024 compared to $1,286.3 million in the same nine month period in 2023. Adjusted EBITDA as a percentage of revenues increased 240 basis points to 27.8% for the nine month period ended September 30, 2024 from 25.4% for the same nine month period in 2023. The increase in Adjusted EBITDA was primarily due to higher pricing of $122.9 million, acquisitions of $76.5 million, and favorable cost productivity and product mix of $72.3 million, partially offset by lower organic sales volume of $69.0 million, higher selling and administrative costs of $4.9 million, and the unfavorable impact of foreign currencies of $1.6 million. The increase in Adjusted EBITDA as a percentage of revenues is primarily attributable to higher pricing, input cost productivity improvements, and product mix.
Adjusted Net Income
Adjusted Net Income increased $28.7 million to $344.7 million for the three month period ended September 30, 2024 compared to $316.0 million in the same three month period in 2023. The increase was primarily due to higher Adjusted EBITDA, partially offset by higher interest expense and higher income tax provision, as adjusted.
Adjusted Net Income increased $144.5 million to $1,005.7 million for the nine month period ended September 30, 2024 compared to $861.2 million in the same nine month period in 2023. The increase was primarily due to increased Adjusted EBITDA and higher interest income on cash and cash equivalents, partially offset by a higher interest expense, and higher income tax provision, as adjusted.

Non-GAAP Financial Measures
Set forth below are the reconciliations of Net Income to Adjusted EBITDA and Adjusted Net Income and Cash Flows from Operating Activities to Free Cash Flow.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2024	2023	2024	2023
Net Income	$223.4	$209.6	$614.4	$553.6
Plus:
Interest expense	63.8	39.6	151.4	119.3
Provision for income taxes	73.8	60.3	174.3	168.9
Depreciation expense (a)	28.2	22.4	77.5	64.4
Amortization expense (b)	95.0	92.2	277.8	274.3
Restructuring and related business transformation costs (c)	9.7	2.2	24.3	12.4
Acquisition and other transaction related expenses and non-cash charges (d)	16.5	14.8	59.5	46.6
Stock-based compensation	15.0	11.2	43.6	35.2
Foreign currency transaction losses, net	9.9	1.1	9.2	1.0
Loss on equity method investments	4.8	3.9	19.0	1.2
Loss on extinguishment of debt	—	12.6	3.0	13.5
Adjustments to LIFO inventories	—	(0.3)	7.2	14.0
Cybersecurity incident costs (e)	—	0.1	0.5	2.3
Loss on asbestos sale	—	—	58.8	—
Interest income on cash and cash equivalents	(8.0)	(7.9)	(35.7)	(18.7)
Other adjustments (f)	0.6	(0.3)	1.0	(1.7)
Adjusted EBITDA	$532.7	$461.5	$1,485.8	$1,286.3
Minus:
Interest expense	$63.8	$39.6	$151.4	$119.3
Income tax provision, as adjusted (g)	101.7	89.0	280.4	252.5
Depreciation expense	28.2	22.4	77.5	64.4
Amortization of non-acquisition related intangible assets	2.3	2.4	6.5	7.6
Interest income on cash and cash equivalents	(8.0)	(7.9)	(35.7)	(18.7)
Adjusted Net Income	$344.7	$316.0	$1,005.7	$861.2
Free Cash Flow
Cash flows from operating activities	$404.0	$397.3	$870.5	$796.0
Minus:
Capital expenditures	29.7	28.6	113.8	75.8
Free Cash Flow	$374.3	$368.7	$756.7	$720.2
(a)Depreciation expense excludes $1.1 million and $1.1 million of depreciation of rental equipment for the three month periods ended September 30, 2024 and 2023, respectively, and excludes $3.1 million and $2.8 million for the nine month periods ended September 30, 2024 and 2023, respectively.
(b)Represents $92.7 million and $89.8 million of amortization of intangible assets arising from acquisitions (customer relationships, technology, tradenames and backlog) and $2.3 million and $2.4 million of amortization of non-acquisition related intangible assets, in each case, for the three month periods ended September 30, 2024 and 2023, respectively.
Represents $271.3 million and $266.7 million of amortization of intangible assets arising from acquisitions (customer relationships, technology, tradenames and backlog) and $6.5 million and $7.6 million of amortization of non-acquisition related intangible assets, in each case, for the nine month periods ended September 30, 2024 and 2023, respectively.

(c)Restructuring and related business transformation costs consisted of the following.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2024	2023	2024	2023
Restructuring charges	$9.6	$1.8	$23.2	$9.9
Facility reorganization, relocation and other costs	0.1	0.4	1.1	2.5
Total restructuring and related business transformation costs	$9.7	$2.2	$24.3	$12.4
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
The income tax provision, as adjusted for each of the periods presented below consisted of the following.

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2024	2023	2024	2023
Provision for income taxes	$73.8	$60.3	$174.3	$168.9
Tax impact of pre-tax income adjustments	25.6	27.5	92.9	83.6
Discrete tax items	2.3	1.2	13.2	—
Income tax provision, as adjusted	$101.7	$89.0	$280.4	$252.5
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
Segment Results for the Three and Nine Month Periods Ended September 30, 2024 and 2023
The following tables display Segment Orders, Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments.
Industrial Technologies and Services Segment Results

	For the Three Month Period Ended September 30,		Percent Change
	2024	2023	2024 vs. 2023
Segment Orders	$1,420.6	$1,346.9	5.5%
Segment Revenues	$1,467.2	$1,428.4	2.7%
Segment Adjusted EBITDA	$449.9	$410.9	9.5%
Segment Margin	30.7%	28.8%	190	bps
Segment Orders for the three month period ended September 30, 2024 were $1,420.6 million, an increase of $73.7 million, or 5.5%, compared to $1,346.9 million in the same three month period in 2023. The increase in Segment Orders was due to acquisitions of $65.2 million or 4.8%, organic growth of $5.2 million or 0.4% and the favorable impact of foreign currencies of $3.3 million or 0.2%.
Segment Revenues for the three month period ended September 30, 2024 were $1,467.2 million, an increase of $38.8 million, or 2.7%, compared to $1,428.4 million in the same three month period in 2023. The increase in Segment Revenues was due to acquisitions of $64.7 million or 4.5%, higher pricing of $26.2 million or 1.8% and favorable impact of foreign currencies of $5.2 million or 0.4%, partially offset by lower organic volumes of $57.3 million or 4.0%. The percentage of Segment Revenues derived from aftermarket parts and service was 41.0% in the three month period ended September 30, 2024 compared to 39.6% in the same three month period in 2023.
Segment Adjusted EBITDA for the three month period ended September 30, 2024 was $449.9 million, an increase of $39.0 million, or 9.5%, from $410.9 million in the same three month period in 2023. Segment Adjusted EBITDA Margin increased 190 basis points to 30.7% from 28.8% in 2023. The increase in Segment Adjusted EBITDA was primarily due to higher pricing of $26.2 million or 6.4%, favorable cost productivity and product mix of $18.8 million or 4.6%, acquisitions of $13.9 million or 3.4%, favorable impact of foreign currencies of $2.3 million or 0.6%, and lower selling and administrative costs of $2.2 million or 0.5%, partially offset by lower organic sales volume of $24.2 million or 5.9%.

	For the Nine Month Period Ended September 30,		Percent Change
	2024	2023	2024 vs. 2023
Segment Orders	$4,284.4	$4,241.5	1.0%
Segment Revenues	$4,307.1	$4,124.0	4.4%
Segment Adjusted EBITDA	$1,297.2	$1,134.0	14.4%
Segment Margin	30.1%	27.5%	260	bps
Segment Orders for the nine month period ended September 30, 2024 were $4,284.4 million, an increase of $42.9 million, or 1.0%, compared to $4,241.5 million in the same nine month period in 2023. The increase in Segment Orders was due to acquisitions of $194.0 million or 4.6%, partially offset by lower organic orders of $137.8 million or 3.2% and the unfavorable impact of foreign currencies of $13.3 million or 0.3%.
Segment Revenues for the nine month period ended September 30, 2024 were $4,307.1 million, an increase of $183.1 million, or 4.4%, compared to $4,124.0 million in the same nine month period in 2023. The increase in Segment Revenues was due to acquisitions of $201.5 million or 4.9% and higher pricing of $100.7 million or 2.4%, partially offset by lower organic volumes of $109.3 million or 2.7% and unfavorable impact of foreign currencies of $9.8 million or 0.2%. The percentage of Segment Revenues derived from aftermarket parts and service was 39.8% in the nine month period ended September 30, 2024 compared to 39.5% in the same nine month period in 2023.
Segment Adjusted EBITDA for the nine month period ended September 30, 2024 was $1,297.2 million, an increase of $163.2 million, or 14.4%, from $1,134.0 million in the same nine month period in 2023. Segment Adjusted EBITDA Margin increased 260 basis points to 30.1% from 27.5% in 2023. The increase in Segment Adjusted EBITDA was primarily due to higher pricing of $100.7 million or 8.9%, favorable cost productivity and product mix of $78.4 million or 6.9%, and acquisitions of $44.3 million or 3.9%, partially offset by lower organic sales volume of $45.2 million or 4.0%, higher selling and administrative costs of $13.6 million or 1.2%, and unfavorable impact of foreign currencies of $2.1 million or 0.2%.
Precision and Science Technologies Segment Results

	For the Three Month Period Ended September 30,		Percent Change
	2024	2023	2024 vs. 2023
Segment Orders	$378.1	$290.9	30.0%
Segment Revenues	$393.8	$310.5	26.8%
Segment Adjusted EBITDA	$118.1	$94.2	25.4%
Segment Margin	30.0%	30.3%	(30)	bps
Segment Orders for the three month period ended September 30, 2024 were $378.1 million, an increase of $87.2 million, or 30.0%, compared to $290.9 million in the same three month period in 2023. The increase in Segment Orders was due to acquisitions of $76.8 million or 26.4%, organic growth of $7.6 million or 2.6%, and the favorable foreign currencies of $2.8 million or 1.0%.
Segment Revenues for the three month period ended September 30, 2024 were $393.8 million, an increase of $83.3 million, or 26.8%, compared to $310.5 million in the same three month period in 2023. The increase in Segment Revenues was primarily due to acquisitions of $90.4 million or 29.1%, higher pricing of $6.1 million or 2.0%, and favorable impact of foreign currencies of $2.7 million or 0.9%, partially offset by lower organic volumes of $15.9 million or 5.1%. The percentage of Segment Revenues derived from aftermarket parts and service was 21.1% in the three month period ended September 30, 2024 compared to 20.6% in the same three month period in 2023.
Segment Adjusted EBITDA for the three month period ended September 30, 2024 was $118.1 million, an increase of $23.9 million, or 25.4%, from $94.2 million in the same three month period in 2023. Segment Adjusted EBITDA Margin decreased 30 basis points to 30.0% from 30.3% in 2023. The increase in Segment Adjusted EBITDA was primarily due to acquisitions of $22.7 million or 24.1%, higher pricing of $6.1 million or 6.5%, lower selling and administrative costs of $1.4 million or 1.5%, and favorable impact of foreign currencies of $1.1 million or 1.2%, partially offset by lower organic sales volume of $7.4 million or 7.9%.

	For the Nine Month Period Ended September 30,		Percent Change
	2024	2023	2024 vs. 2023
Segment Orders	$1,021.1	$910.5	12.1%
Segment Revenues	$1,029.3	$930.7	10.6%
Segment Adjusted EBITDA	$312.0	$278.7	11.9%
Segment Margin	30.3%	29.9%	40	bps
Segment Orders for the nine month period ended September 30, 2024 were $1,021.1 million, an increase of $110.6 million, or 12.1%, compared to $910.5 million in the same nine month period in 2023. The increase in Segment Orders was due to acquisitions of $102.8 million or 11.3%, organic growth of $7.0 million or 0.8%, and the favorable impact of foreign currencies of $0.8 million or 0.1%.
Segment Revenues for the nine month period ended September 30, 2024 were $1,029.3 million, an increase of $98.6 million, or 10.6%, compared to $930.7 million in the same nine month period in 2023. The increase in Segment Revenues was due to acquisitions of $126.3 million or 13.6%, higher pricing of $22.2 million or 2.4%, and favorable impact of foreign currencies of $1.0 million or 0.1%, partially offset by lower organic volumes of $50.9 million or 5.5%. The percentage of Segment Revenues derived from aftermarket parts and service was 22.2% in the nine month period ended September 30, 2024 compared to 20.9% in the same nine month period in 2023.
Segment Adjusted EBITDA for the nine month period ended September 30, 2024 was $312.0 million, an increase of $33.3 million, or 11.9%, from $278.7 million in the same nine month period in 2023. Segment Adjusted EBITDA Margin increased 40 basis points to 30.3% from 29.9% in 2023. The increase in Segment Adjusted EBITDA was primarily due to acquisitions of $32.2 million or 11.6%, higher pricing of $22.2 million or 8.0%, lower selling and administrative costs of $2.2 million or 0.8%, favorable impact of foreign currencies of $0.3 million or 0.1%, and favorable cost productivity and product mix of $0.2 million or 0.1%, partially offset by lower organic sales volume of $23.8 million or 8.5%.
Liquidity and Capital Resources
Our investment resources include cash on hand, cash generated from operations and borrowings under our New Revolving Credit Facility and Commercial Paper Program. We also have the ability to seek additional secured and unsecured borrowings, subject to credit agreement restrictions.
See the description of these line-of-credit resources in Note 11 “Debt” to the consolidated financial statements in our 2023 Annual Report and Note 10 “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
As of September 30, 2024, we had $2,600.0 million of unused availability under both the New Revolving Credit Facility and Commercial Paper Program.
As of September 30, 2024, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.

Liquidity
A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$1,376.9	$1,595.5

Short-term borrowings and current maturities of long-term debt	$2.9	$30.6
Long-term debt	4,782.5	2,693.0
Total debt	$4,785.4	$2,723.6
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
Our principal sources of liquidity have been existing cash and cash equivalents, cash generated from operations and borrowings under the Senior Notes and Former Senior Secured Credit Facilities. Our principal uses of cash will be to provide working capital, meet debt service requirements, fund capital expenditures, dividend payments, and finance strategic plans, including possible acquisitions. We may also seek to finance capital expenditures under capital leases or other debt arrangements that provide liquidity or favorable borrowing terms. We continue to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, we may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings. As market conditions warrant, we may from time to time, seek to repay loans that we have borrowed, including the borrowings under the Senior Notes. Based on our current level of operations and available cash, we believe our cash flow from operations, together with availability under the New Revolving Credit Facility and Commercial Paper Program, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements for the foreseeable future. Our business may not generate sufficient cash flows from operations or future borrowings may not be available to us under our New Revolving Credit Facility or Commercial Paper Program in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Our ability to do so depends on, among other factors, prevailing economic conditions, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change in control, we could be required to repay or refinance our indebtedness. We may not be able to refinance any of our indebtedness, including the Senior Notes, on commercially reasonable terms or at all. Any future acquisitions, joint ventures, or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms or at all.
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
A substantial portion of our cash is in jurisdictions outside of the United States. We do not assert ASC 740-30 (formerly APB 23) indefinite reinvestment of our historical non-U.S. earnings or future non-U.S. earnings. The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States. Our deferred income tax liability as of September 30, 2024 was $51.6 million which primarily consisted of withholding taxes.

Working Capital

	September 30, 2024	December 31, 2023
Net Working Capital:
Current assets	$4,191.2	$4,050.4
Less: Current liabilities	1,775.6	1,827.3
Net working capital	$2,415.6	$2,223.1

Operating Working Capital:
Accounts receivable	$1,342.2	$1,234.2
Plus: Inventories (excluding LIFO reserve)	1,242.2	1,073.6
Plus: Contract assets	133.1	85.6
Less: Accounts payable	743.8	801.2
Less: Contract liabilities (current)	333.3	331.2
Operating working capital	$1,640.4	$1,261.0
Net working capital increased $192.5 million to $2,415.6 million as of September 30, 2024 from $2,223.1 million as of December 31, 2023. Operating working capital increased $379.4 million to $1,640.4 million as of September 30, 2024 from $1,261.0 million as of December 31, 2023. The increase in operating working capital is due to higher inventories, higher accounts receivable, lower accounts payable, and higher contract assets, partially offset by higher contract liabilities.
The increase in accounts receivable was primarily due to the timing of revenues in the quarter and seasonal changes in collection timing. The increase in inventories was primarily due to acquisitions. The increase in contract assets was primarily due to acquisitions and the timing of revenue recognition and billing on our overtime contracts. The decrease in accounts payable was primarily due to the timing of vendor cash disbursements. The increase in contract liabilities was primarily due to the timing of customer milestone payments for in-process engineered to order contracts.
Cash Flows
The following table reflects the major categories of cash flows for the nine month periods ended September 30, 2024 and 2023, respectively.

	For the Nine Month Period Ended September 30,
	2024	2023
Cash flows provided by operating activities	$870.5	$796.0
Cash flows used in investing activities	(2,872.8)	(991.7)
Cash flows provided by (used in) financing activities	1,782.7	(193.8)
Free cash flow(1)	756.7	720.2
(1)See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the nearest GAAP measure.
Operating Activities
Cash provided by operating activities increased $74.5 million to $870.5 million for the nine month period ended September 30, 2024 from $796.0 million in the same nine month period in 2023. This increase is primarily attributable to higher net income, the timing of interest payments for our Senior Notes, and a smaller increase in operating working capital, partially offset by an increase in tax payments in 2024, compared to 2023.
Investing Activities
Cash used in investing activities included capital expenditures of $113.8 million and $75.8 million for the nine month periods ended September 30, 2024 and 2023, respectively. Net cash paid in acquisitions was $2,759.1 million and $923.8 million in the nine month periods ended September 30, 2024 and 2023, respectively.

Financing Activities
Cash provided by financing activities of $1,782.7 million for the nine month period ended September 30, 2024 primarily reflected proceeds from long-term debt of $3,296.9 million and proceeds from stock option exercises of $28.3 million, partially offset by repayments of long-term debt of $1,241.8 million, purchases of treasury stock of $198.2 million, payments of debt issuance costs of $32.3 million, cash dividends on common stock of $24.2 million, payments of deferred and contingent acquisition consideration of $22.6 million and payments of $19.9 million to settle certain cross-currency swaps.
Cash used in financing activities of $193.8 million for the nine month period ended September 30, 2023 primarily reflected purchases of treasury stock of $132.9 million, cash dividends on common stock of $24.3 million and net repayments of long-term debt of $20.4 million, partially offset by proceeds from stock option exercises of $21.9 million.
Free Cash Flow
Free cash flow increased $36.5 million to $756.7 million in the nine month period ended September 30, 2024 from $720.2 million in the same nine month period in 2023 due to higher cash provided by operating activities, partially offset by higher capital expenditures.
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
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 18 “Contingencies” to the condensed consolidated financial statements included elsewhere in this Form 10-Q. We believe that as of September 30, 2024, there have been no material changes to the environmental matters disclosed in our 2023 Annual Report.
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
As of September 30, 2024, there have been no material changes to our market risk assessment previously disclosed in the 2023 Annual Report.
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
ITEM 1A.    RISK FACTORS
As of September 30, 2024, there have been no material changes to our risk factors included in our 2023 Annual Report.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the three month period ended September 30, 2024.

2024 Third Quarter Months	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
July 1, 2024 - July 31, 2024	390,859	$95.04	390,265	$1,080,945,935
August 1, 2024 - August 31, 2024	282,854	$90.22	281,723	$1,055,533,139
September 1, 2024 - September 30, 2024	—	$—	—	$1,055,533,139
Total	673,713		671,988
(1)Includes shares of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of certain restricted stock units, comprised of 594 shares in the period from July 1, 2024 to July 31, 2024 and 1,131 shares in the period from August 1, 2024 to August 31, 2024.
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the quarter ended September 30, 2024, none of our director or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Date: November 1, 2024	INGERSOLL RAND INC.

	By:	/s/ Michael J. Scheske
Name: Michael J. Scheske
Vice President and Chief Accounting Officer (Principal Accounting Officer)