Form 10-K
period 2024-12-31
Ingersoll Rand Inc.
filed 2025-02-19
CIK 1699150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024, or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2024 was approximately $36.6 billion based on the closing price of such common equity on the New York Stock Exchange on such date.
The registrant had outstanding 403,083,248 shares of Common Stock, par value $0.01 per share, as of February 14, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

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
ITEM 1. BUSINESS
Ingersoll Rand Inc. is a diversified, global provider of mission-critical flow creation products, and industrial and life science solutions. The accompanying consolidated financial statements include the accounts of Ingersoll Rand Inc. and its majority-owned subsidiaries (collectively referred to herein as “Ingersoll Rand,” “Company,” “we,” “us,” “our,” or “ourselves”).
Our Company
We are a global market leader with a broad flow creation and industrial product portfolio across air, gas, powder, and liquid handling applications, providing services and solutions to increase industrial and life science productivity, efficiency, and sustainability. We manufacture one of the broadest and most complete ranges of compressor, pump, vacuum and blower products in our markets, which, when combined with our global geographic footprint and application expertise, allows us to provide differentiated product and service offerings to our customers. Our products are sold under more than 80 market-leading brands, including Ingersoll Rand and Gardner Denver, which we believe are globally recognized in their respective end-markets and known for product quality, reliability, efficiency and superior customer service. We are driven by an entrepreneurial spirit and ownership mindset, dedicated to helping make life better for our employees, customers, the planet, and our shareholders.
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
Our products and services are critical to the processes and systems in which they are utilized, which are often complex and the cost of failure or downtime is high. However, our products typically represent only a small portion of the costs of the overall systems or functions that they support. As a result, our customers place a high value on our application expertise, product reliability and the responsiveness of our service. To support our customers and market presence, we maintain significant global scale with over 60 key manufacturing facilities, and over 40 complementary service and repair centers across six continents and over 21,000 employees worldwide as of December 31, 2024.
The process-critical nature of our product applications, coupled with the standard wear and tear replacement cycles associated with the usage of our products, generates opportunities to support customers with our broad portfolio of services, spare parts, and consumables. Customers place a high value on maximizing the time their operations are online, reducing their operating expenses, and improving the sustainability of their processes. As a result, the availability of replacement parts, consumables and our repair and support services are key components of our value proposition. Our large installed base of products provides a recurring revenue stream through our aftermarket parts, consumables and services offerings. As a result, our aftermarket revenue is significant, representing 36.4% of total Company revenue in 2024.
Our Segments
Industrial Technologies and Services
We design, manufacture, market and service a broad range of air and gas compression, vacuum and blower products, fluid transfer equipment, loading systems, power tools and lifting equipment, including associated aftermarket parts, consumables and services. We primarily sell under the Ingersoll Rand, Gardner Denver, Nash, CompAir, Elmo Rietschle, and over 30 other brands. Our customers deploy our products across a wide array of applications in diverse end-markets. Compressors are used to increase the pressure of air or gas, vacuum products are used to remove air or gas in order to reduce the pressure below atmospheric levels, and blower products are used to produce a high volume of air or gas at low pressure. Almost every manufacturing and industrial facility, and many service and process industry applications, use air compression, vacuum and blower products in a variety of process-critical applications such as the operation of pneumatic tools, pumps and motion control components, air and gas separation, vacuum packaging of food products and aeration of waste water, among others. Our vacuum pumps and compressors are used in many power generation, mining, oil and gas refining and processing, chemical processing and general industrial applications including flare gas and vapor recovery, geothermal gas removal, vacuum deaeration, water extraction in mining and paper and chlorine compression in petrochemical operations. Our engineered loading systems and fluid transfer equipment ensure the safe handling and transfer of crude oil, liquefied natural gas, compressed natural gas, chemicals, and bulk materials. Our power tools and lifting equipment portfolio includes electric and cordless fastening systems, pneumatic bolting tools, drilling and material removal tools, hoists, winches and ergonomic handling devices. Typical applications for these products include the precision fastening of bolted joints in the production, assembly and servicing of industrial machinery, on-highway and off-highway vehicles, aircraft, electronics and other equipment.
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
Precision and Science Technologies
We design, manufacture and market a broad range of highly-specialized equipment for both industrial and life sciences markets. Our products are used for precision dosing, liquid and solid transfer, dispensing, gas compression, gas sampling, pressure management, flow control, and powder handling, amongst other applications. Major categories of our portfolio are (a) pumps and liquid handling systems and (b) life science tools and systems. Within pumps and liquid handling systems, our offering covers a broad range of pump and flow control technology types. This includes diaphragm pumps, piston pumps, water-powered pumps, peristaltic pumps, gear pumps, vane pumps, progressive cavity pumps, syringe pumps, gas boosters, hydrogen compression systems, automated liquid handling systems, odorant injection systems, controls, software and other related components and accessories. These offerings are sold under brands that are highly recognized in their end markets including Air Dimensions, Albin, ARO, Dosatron, Haskel, Ingersoll Rand, LMI, Maximus, Milton Roy, MP, Oberdorfer, Seepex, Thomas, Welch, Williams, YZ and Zinsser Analytic. Within life science tools and systems, our primary offerings include single-use powder handling systems and isolators for disposable process and powder containment, and contract design and productions for services for silicone, thermoplastic, and specialty components and assemblies for medical devices. These offerings are sold primarily under the ILC Dover and Flexan brands. We also manufacture space suits, inflatable habitats, and lighter-than-air vehicles for human mobility and habitation and defense applications. Our customer base is composed of a wide range of end users in markets including life sciences, industrial manufacturing, water and waste water, chemical processing, energy, food and beverage, agriculture and others. Our sales are realized primarily through a combination of independent specialty and national distributors and relationships directly with original equipment manufacturers (“OEM”), Engineering, Procurement and Construction (“EPC”) companies and end users.
Recent Developments
Recent Acquisitions
The Company continued its focus on generating inorganic growth through acquisitions that strengthen our position in core product categories and broaden our exposure to high-growth, sustainable end markets. We completed or announced the acquisition of several businesses during 2024, including the following:
•In February 2024, the Company completed the acquisition of Friulair S.r.l. (“Friulair”) for initial cash consideration of $143.3 million and contingent consideration of up to approximately $11.0 million. The business is a manufacturer of dryers, filters, aftercoolers, and accessories for the treatment of compressed air and its chiller product line.
•In June 2024, the Company completed the acquisition of Astronaut Topco, LP and Astronaut Topco GP, LLC (collectively “ILC Dover”) for initial cash consideration of $2,349.7 million and contingent consideration of up to $75.0 million. ILC Dover’s offerings include solutions for biopharmaceutical, pharmaceutical, and medical device markets as well as products for the space industry.
•In October 2024, the Company completed the acquisition of Air Power Systems Co LLC (“APSCO”) for cash consideration of $113.2 million. The business is a provider of hydraulic and pneumatic products and engineered solutions serving diverse specialty work truck vehicles. APSCO’s offerings include hydraulic coolers, systems, and components in addition to pneumatic consoles, cylinders, valves, and switches.
Refer to Note 4 “Acquisitions” to our audited consolidated financial statements included elsewhere in this Form 10-K for further discussion of our acquisitions.
Capital Allocation
Share Repurchases
We repurchased $260.7 million of our common stock during the year ended December 31, 2024, including $250.0 million of repurchases under our share repurchase program.
Debt Borrowings
During the year ended December 31, 2024, we had net borrowings on long-term debt of $2,054.2 million. The net borrowings included proceeds from the issuance of Senior Notes, partially offset by repayment of our Dollar Term Loan B and Dollar Term Loan.
Dividends on Common Stock
The Company paid cash dividends on our common stock of $32.3 million during the year ended December 31, 2024.
Our Industries and Products
Industrial Technologies and Services
Our Industrial Technologies and Services segment designs, manufactures, markets and services a broad range of air compression, vacuum and blower products across a wide array of technologies, as well as other specialized industrial products. Compression, vacuum and blower products are used in a wide spectrum of applications in nearly all manufacturing and industrial facilities and many service and process industries in a variety of end-markets, including clean energy, life sciences, food and beverage production, general manufacturing, infrastructure, and others.
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
Precision and Science Technologies
The Precision and Science Technologies segment designs, manufactures and markets a broad range of niche fluidics and powder handling solutions for the life sciences, food and beverage, water and wastewater, general manufacturing, chemical processing, clean energy, aerospace, and other end markets. Key technologies include positive displacement pumps, automated liquid handling systems, and single-use powder and liquid handling and containment systems.
Positive Displacement (PD) Pumps
Positive displacement pumps are essential to highly specialized flow applications across many industries. We are a market leader in positive displacement pumps, covering the main technology types including diaphragm, vane, piston, progressive cavity, peristaltic and gear. In the life sciences end-market, our gas and liquid pumps are used for a wide range of applications, such as aspirators, blood analyzers, compression therapy, dialysis machines, gas monitors, ventilators, and scientific instrumentation within in vitro diagnostics and R&D laboratories. In the water and environmental end-market, our pumps and related equipment are used for water treatment in municipal and industrial facilities such as in dosing and sludge transfer. In agriculture, our pumps are used for nutrient and medicine dosing to livestock, plants and medicinals. Finally in the general industrial end-market, our pumps and accessories serve a broad range of niche applications such as in the handling of abrasive or chemically active fluids.

Controls and Software
Equipment controls and software are of increasing importance in our flow control applications for both the optimization of current systems as well as to enable the Industrial Internet of Things (“IIoT”) evolution. In the agriculture market, we sell controllers and software that monitor and control the main functions within livestock and greenhouse facility operations with the benefit of reducing cost and improving yield. In natural gas pipelines and distribution, we sell monitoring devices connected to cloud-based software for real time monitoring of odor injection pumping systems, which enhances safety and reduces costs. Similarly, on our positive displacement progressive cavity sludge pumps, we sell monitoring devices and cloud-based software for real-time pump health and performance monitoring, which prevents costly downtime in water treatment plants as well as in industrial installations.
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
Powder and Liquid Handling and Containment Systems
The safe and efficient handling of high-value and high-potency powders and liquids is essential for the global production of biopharmaceutical and pharmaceutical products. We manufacture a leading range of single-use powder handling solutions, single-use liquid bags, isolators, and other related products for large and small molecule workflow applications from weigh and dispense to fill and finish.
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
Precision and Science Technologies
Competition in the markets served by our Precision and Science Technologies segment is primarily based on product quality and performance, as most products must be qualified by the customer for a particular use. Further, there is an increasing demand for more efficient healthcare solutions, which is driving the adoption of premium and high performance systems. Our primary competitors include Dover, Graco, IDEX Corporation, KNF Neuberger, Netzsch, NOV, Sartorius, SPX Flow, Thermo Fisher Scientific, and Watson-Marlow, as well as other regional and local manufacturers.
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
Our customer base is diverse, and we did not have any customer that individually provided more than 10% of 2024 consolidated revenues.
Patents, Tradenames, and Other Intellectual Property
We rely on a combination of intellectual property rights, including patents, tradenames, copyrights, trade secrets and contractual provisions to protect our intellectual property. While in the aggregate our more than 2,000 patents and our tradenames are of considerable importance to the manufacture and marketing of many of our products, we believe that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees than on any individual patent or tradename, and therefore we do not consider any single patent or tradename, group of patents or tradenames, copyright or trade secret to be material to our business as a whole, except for the Ingersoll Rand and Gardner Denver tradenames. We have registered our tradenames in the countries we deem necessary or in our best interest. We also rely upon trade secret protection for our confidential and proprietary information and techniques, and we routinely enter into confidentiality agreements with our employees as well as our suppliers and other third parties receiving such information.
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
Human Capital Management
At Ingersoll Rand, we recognize that what sets us apart is our talented employees combined with our ownership mindset that empowers and engages all employees. The passion, innovation and commitment of our team drives our incredible results, and we believe that our commitment to a safe, respectful, inclusive environment where all employees have the ability to be heard, impact change and develop and grow is what drives our employees. As of December 31, 2024, we had over 21,000 employees, with approximately 6,300 of them working in the United States. Works councils and collective bargaining units represent a significant number of employees outside the United States, while approximately 380 employees in the United States are represented by labor unions. We believe that we maintain satisfactory relations with our employees.
To ensure the effectiveness of our human capital management practices, we evaluate various metrics, including voluntary turnover and engagement. In 2024, the voluntary turnover rate was 8.5% and 7.4% for hourly and salaried employees, respectively. In 2023, the voluntary turnover rate was 12.2% and 8.7% for hourly and salaried employees, respectively.
We are committed to employee empowerment, engagement and development as a standard part of our employee experience. Annually, our functions and businesses complete a multi-year strategy and financial plan. We then conduct strategic talent reviews and succession planning in support of the strategic plan. From that strategy, company objectives are finalized and communicated from the Chief Executive Officer to initiate yearly objectives and development plans for all salaried employees. Team-specific objectives are also cascaded during this time. Throughout the year, we assess our talent against their performance to stated objectives and the competencies and behaviors they exhibited while executing their goals. Our performance management and development planning processes ensure we execute high quality and thoughtful objectives, development plans, and mid-year and year-end reviews that reinforce the importance of continuous improvement over time. Throughout the year, we provide training resources and materials to support both employees and managers. We track the completion of each phase through our human resources system.
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
Belonging and Engagement
Ingersoll Rand is committed to upholding an inclusive and engaging environment where all employees can succeed. Our values of “We foster inspired teams” and “We think and act like owners” drives us to maintain a culture that gives voice and opportunity to all employees and enhances a sense of belonging. We expect everyone to uphold these values with humility, integrity, and respect. We focus on attracting the best talent from all backgrounds, ensuring employees are engaged, have a strong sense of belonging, and have opportunities to develop and grow.
We understand that achieving our objectives requires a continuous focus on talent attraction, retention, engagement and development. By prioritizing these areas, we are confident in our ability to cultivate a workforce that is not only highly skilled but also reflects our global community.
We collaborate with universities, key industry, and professional organizations, such as Disability IN, the Society of Hispanic Professional Engineers, National Black MBA Association and Women in Manufacturing, to recruit early and mid-level talent. These partnerships help us build a top talent pipeline.
Talent Development and Employee Engagement
We are dedicated to supporting our employees’ growth and development. We provide many development opportunities for early career employees, including global internships, engineering, marketing, and manufacturing career programs. In 2024, we won two Brandon Hall Group Excellence Awards. The Brandon Hall Group recognizes organizations that have successfully deployed programs, strategies, and tools that have achieved measurable results. We received a gold award in the Talent Management Category for “Think and Act Like an Owner at Ingersoll Rand.”
We continuously strive to enhance our workforce’s technical, professional, and leadership capabilities at every level. Our leadership development programs are designed to promote inclusion as a core development principle and a professional skill. We offer skill-based programs to upskill our manufacturing employees to meet the industry’s ever-changing demands. In addition, we successfully deliver an executive-level program called “Lead Like an Owner” to establish the standard of leadership and build succession at the top of the organization. To support the development of our employees, we have various resources and programs in place to facilitate their growth and progress. Our offerings align with our values and strategies, reflected in our competencies. We offer both instructor-led and online learning content globally.
By offering each and every employee opportunities to learn and grow and an ownership stake in the Company, we have built one of the most engaged workforces in our industry. In May 2024, our Connections Engagement survey achieved an 88% participation rate, resulting in an engagement score of 81. This places Ingersoll Rand again in the top 10% of manufacturing organizations surveyed. In addition, our survey questions scored above the manufacturing benchmark collected by our engagement survey partner, with our essential employee satisfaction measure ranking two points above the top 10% manufacturing average.
Our continually strong employee engagement is also driven by our ownership mindset and our employees’ perspective that Ingersoll Rand is “my company.” We provide equity grants to all employees, whether they join as new hires or through acquisition, after one year of service. This, along with our solid strategy, strong values, and clear expectations, has given us strong engagement and a competitive edge.

Because of the investments we have made in our employees, we continue to receive external recognition for being a great place to work. Accolades include winning Great Place to Work in the United States and in several Latin American countries.
Through our Human Capital Management activities, we reflect our value of “We foster inspired teams.” We nurture and celebrate a culture that embraces diverse points of view, backgrounds, and experiences and truly empower our employees as owners.
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
In addition, we believe that many of our suppliers and customers access global credit markets to provide liquidity, and in some cases, utilize external financing to purchase products or finance operations. If our customers are unable to access credit markets or lack liquidity, customer demand for our products and services may be impacted.
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
For the year ended December 31, 2024, 57% of our revenues were from customers in countries outside of the United States. We have manufacturing facilities in Germany, the United Kingdom, China, Italy, India and other countries. We intend to continue to expand our international operations to the extent that suitable opportunities become available. Non-U.S. operations and United States export sales could be adversely affected as a result of: political or economic instability in certain countries; differences in foreign laws, including increased difficulties in protecting intellectual property and uncertainty in enforcement of contract rights; credit risks; currency fluctuations, in particular, changes in currency exchange rates between the U.S. dollar, Euro, British Pound and the Chinese Renminbi; exchange controls; changes in and uncertainties with respect to tariffs and import/export trade restrictions (including changes in United States trade policy toward other countries, such as the imposition of tariffs and the resulting consequences), as well as other changes in political policy in the United States, China, the U.K. and certain European countries (including the impacts of the U.K.’s withdrawal from the European Union); royalty and tax increases; nationalization of private enterprises, especially in China where we have material operations, supply chain dependencies and hold material cash balances; civil unrest and protests, strikes, acts of terrorism, war or other armed conflict (including the Russia-Ukraine war and the Israel-Hamas conflict); shipping products during times of crisis or war; and other factors inherent in foreign operations.
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
The nature of our products creates the possibility of significant product liability, warranty claims, and product recalls, which could harm our business.
Customers use some of our products in potentially hazardous applications that can cause injury or loss of life and damage to property, equipment or the environment. In addition, our products are integral to the production process for some end-users and any failure of our products could result in a suspension of operations. Furthermore, manufacturing or design defects in, unanticipated use of, safety or quality issues (or the perception of such issues) with respect to, or inadequate disclosure of risks relating to the use of products and services that we make or sell (including items that we source from third parties) can lead to personal injury, death, property damage and/or regulatory violations. In addition, we may fail to maintain an adequate quality management system (“QMS”) or fail to comply with the controls and processes established in our QMS. All of these events or failures can lead to recalls or safety alerts, result in removal of a product or service from the market and result in product liability, errors and omissions or similar claims being brought against us and lead to personal injury, death, property damage and/or regulatory violations. Recalls, removals and product liability or similar claims (regardless of validity or ultimate outcome) could create negative publicity and damage to our reputation that could reduce demand for our products and services, creating a material adverse effect on our revenues, earnings and cash flows. Although we maintain quality controls and procedures, we cannot be certain that our products will be completely free from defects. We maintain amounts and types of insurance coverage that we believe are currently adequate and consistent with normal industry practice for a company of our relative size, and we limit our liability by contract wherever possible. However, we cannot guarantee that insurance will be available or adequate to cover all liabilities incurred. We also may not be able to maintain insurance in the future at levels we believe are necessary and at rates we consider reasonable. We may be named as a defendant in product liability or other lawsuits asserting potentially large claims if an accident occurs at a location where our equipment and services have been or are being used.
A natural disaster, catastrophe, pandemic, or other event could adversely affect our operations.
Some of our operations involve risks of, among other things, property damage, which could curtail our operations. For example, if one or more of our manufacturing facilities are damaged by severe weather or any other disaster, accident, catastrophe or event (including but not limited to those as a result of climate change), our operations could be significantly interrupted impacting our ability to produce products and sell products to customers. These interruptions might involve significant damage to, among other things, property, and repairs might take from a week or less for a minor incident to many months for a major interruption. In addition, disruptions in our supply chain due to natural disasters (including but not limited to those as a result of climate change), catastrophes, pandemics (such as COVID-19) or other events could reduce our ability to produce products and satisfy customer demand. Similar interruptions could result from damage to production or other facilities that provide supplies or other raw materials to our plants. Interruptions to our operations and supply chain could also result from pandemic which could adversely impact our workforce or that of our suppliers, causing disruption to the manufacturing process or our supply chain, and last a week or months depending on the severity of the disruption.
Large or rapid increases in the cost of raw materials and component parts, substantial decreases in their availability or our dependence on particular suppliers of raw materials and component parts could materially and adversely affect our operating results.
Our primary raw materials, directly and indirectly, are cast iron, aluminum and steel. We also purchase a large number of motors and, therefore, also have exposure to changes in the price of copper, which is a primary component of motors. We have long-term contracts with only a few suppliers of key components. Consequently, we are vulnerable to fluctuations in prices and availability of such raw materials. Factors such as supply and demand, freight costs and transportation availability, inventory levels of brokers and dealers, the level of imports and general economic conditions may affect the price and availability of raw materials. In addition, we use single sources of supply for certain iron castings, motors and other select engineered components that are critical in the manufacturing of our products. In the past, we have experienced disruptions to our supply deliveries for raw materials and component parts due to reasons related to the pandemic and other recent economic conditions and may experience further supply disruptions. Any such disruption could have a material adverse effect on our ability to timely meet our commitments to customers and, therefore, our operating results.
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
We conduct our business in many different currencies. A significant portion of our revenue, 55% for the year ended December 31, 2024, is denominated in currencies other than the U.S. dollar. Accordingly, currency exchange rates, and in particular unfavorable movement in the exchange rates between U.S. dollars and Euros, British Pounds and Chinese Renminbi, affect our operating results. The effects of exchange rate fluctuations on our future operating results are unpredictable because of the number of currencies in which we do business and the potential volatility of exchange rates. We are also subject to the risks of currency controls and devaluations. Although historically not significant, if currency controls were enacted in countries where the Company generates significant cash balances, these controls may limit our ability to convert currencies into U.S. dollars or other currencies, as needed, or to pay dividends or make other payments from funds held by subsidiaries in the countries imposing such controls, which could adversely affect our liquidity. Currency devaluations could also negatively affect our operating margins and cash flows.
If we are unable to develop new products and technologies, our competitive position may be impaired, which could materially and adversely affect our sales and market share.
The markets in which we operate are characterized by changing technologies and introductions of new products and services. Our ability to develop new products based on technological innovation, including those that incorporate artificial intelligence (“AI”) or drive sustainability, energy reduction and the reduction and/or recycling of water in our customers’ processes, can affect our competitive position and often requires the investment of significant resources. Difficulties or delays in research, development or production of new products and technologies, or failure to gain market acceptance of new products and technologies, may significantly reduce future revenues and materially and adversely affect our competitive position. We may not have sufficient resources to continue to make the investment required to maintain or increase our market share or that our investments will be successful. If we do not compete successfully, our business, financial condition, results of operations and cash flows could be materially adversely affected.
Shareholder, customer and regulatory agency emphasis on environmental, social, and governance responsibility may impose additional costs on us or expose us to new risks.
Certain of our shareholders, customers and employees and regulators in certain countries continue to expect a more comprehensive response to environmental, social, and governance (“ESG”) matters. We may incur increased costs and may be exposed to new risks responding to these higher expectations and requirements, including the European Union’s Corporate Sustainability Reporting Directive. The Company has emphasized its commitment to making a positive impact on our environment with the announcement of environmental goals with respect to greenhouse gas emissions, renewable energy, water usage and landfill waste. We may face reputational challenges in the event that we are unable to achieve these goals or our ESG standards do not meet those set by certain constituencies. These reputational challenges could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Conversely, anti-ESG sentiment has gained momentum across the United States, especially at the Federal executive branch and the executive branches of certain states as well as with certain non-government organizations (“NGOs”). Various presidential executive orders issued in early 2025 implement new obligations for Federal contractors/subcontractors to certify compliance with existing Federal anti-discrimination laws, encourages private employers to end programs supporting illegal Diversity, Equity, and Inclusion (“DEI”) discrimination and preferences, and directs Federal agencies to formulate enforcement plans to deter DEI programs in the private sector that advance unlawful discrimination or preferences. Moreover, several states have enacted or proposed “anti-ESG” policies or legislation. In addition, NGOs may criticize our sustainability initiatives or take actions against us like boycotts or adverse media campaigns. Failure to successfully manage divergent ESG-related expectations across stakeholders, including regulators, could erode stakeholder trust, impact our reputation, result in regulatory fines or other adverse action, and otherwise adversely affect our business.
Uncertainties with respect to the development, and use of artificial intelligence in our business and products may result in harm to our business and reputation.
We have begun incorporating AI into our business activities and our product and service offerings. As with many innovations, AI presents risks and challenges that could adversely impact our business. The development, adoption, and use of AI technologies are still in their early stages and ineffective or inadequate AI development or deployment practices could result in unintended consequences. For example, AI algorithms may be flawed or may be based on datasets that are biased or insufficient. In addition, any disruption or failure in the AI functionality we incorporate into our business activities, products or services could adversely impact our business or result in delays or errors in our offerings. Conversely, any failure to successfully develop and deploy AI in our business activities, products and services could adversely affect our competitiveness (particularly if our competitors successfully deploy AI in their businesses, products and services), and the development and deployment of AI will require additional investment and increase our costs. There also may be real or perceived social harm, unfairness, or other outcomes that undermine public confidence in the use and deployment of AI. Any of the foregoing may result in decreased demand for our products or harm to our business, financial statements or reputation.
The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity and privacy and data protection. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant costs and may limit our ability to develop, deploy or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.
Our business could suffer if we experience employee work stoppages, union and work council campaigns or other labor difficulties.
As of December 31, 2024, we had over 21,000 employees of which approximately 6,300 were located in the United States. Of those employees located outside of the United States, a significant portion are represented by works councils and labor unions, and of those employees located in the United States, approximately 380 are represented by labor unions. Although we believe that our relations with employees are satisfactory and have not experienced any material work stoppages, work stoppages have occurred, and may in the future occur, and we may not be successful in negotiating new collective bargaining agreements. In addition, negotiations with our union employees may (1) result in significant increases in our cost of labor, (2) divert management’s attention away from operating our business or (3) break down and result in the disruption of our operations. The occurrence of any of the preceding conditions could impair our ability to manufacture our products and result in increased costs and/or decreased operating results.
Changes in tax laws and regulations, or adverse determinations by taxing or other governmental authorities could increase our effective tax rate and cash taxes paid or otherwise affect our financial condition or operating results.
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

While we monitor proposals and other developments that would materially impact our tax burden and/or effective tax rate and investigate our options, we could still be subject to increased taxation on a going forward basis no matter what action we undertake if certain legislative proposals or regulatory changes are enacted, certain tax treaties are amended and/or our interpretation of applicable tax or other laws is challenged and determined to be incorrect. The inability to realize any anticipated tax benefits related to our operations and corporate structure could have a material adverse impact on our results of operations, financial condition and cash flows. See Note 1 “Summary of Significant Accounting Policies” and Note 17 “Income Taxes” to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information related to our accounting for income tax matters.
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
We continually seek ways to simplify or improve processes, eliminate excess capacity and reduce costs in all areas of our operations, which from time to time includes restructuring activities. We have implemented significant restructuring activities across our global manufacturing, sales and distribution footprint, which include workforce reductions and facility consolidations. We incurred restructuring charges of $31.2 million and $19.9 million in the years ended December 31, 2024 and 2023, respectively. Costs of future initiatives may be material and the savings associated with them are subject to a variety of risks, including our inability to effectively eliminate duplicative back office overhead and overlapping sales personnel, rationalize manufacturing capacity, synchronize information technology systems, consolidate warehousing and distribution facilities and shift production to more economical facilities. As a result, the contemplated costs to effect these initiatives may materially exceed estimates. The initiatives we are contemplating may require consultation with various employees, labor representatives or regulators, and such consultations may influence the timing, costs and extent of expected savings and may result in the loss of skilled employees in connection with the initiatives.
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
The loss or reduction of significant contracts with any of our key customers could result in a material decrease of our future profitability and cash flows. In addition, the consolidation or vertical integration of key customers may result in the loss of certain customer contracts or impact demand or competition for our products, especially in our life sciences and aerospace end markets. Any changes in such customers’ purchasing practices, or decline in such customers’ financial condition, may have a material adverse impact on our business, results of operations and financial condition. Some of our customers are significantly larger than we are, have greater financial and other resources and also have the ability to purchase products from our competitors. As a result of their size and position in the marketplace, some of our customers have significant purchasing leverage and could cause us to materially reduce the price of our products, which could have a material adverse effect on our revenue and profitability. We are unable to predict what effect consolidation in our customers’ industries could have on prices, capital spending by customers, selling strategies, competitive position, our ability to retain customers or our ability to negotiate favorable agreements with customers.
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
We have substantial goodwill as a result of past acquisitions. As of December 31, 2024, the net carrying value of goodwill and other intangible assets, net represented $12.5 billion, or 70%, of our total assets. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates can impair our goodwill and other intangible assets. Impairments, if any, could have a material adverse effect to our consolidated financial position or results of operations. See Note 9 “Goodwill and Other Intangible Assets” to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information related to impairment testing for goodwill and other intangible assets and the associated charges taken.
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
We have both funded and unfunded pension and other postretirement benefit plans worldwide. As of December 31, 2024, our projected benefit obligations under our pension and other postretirement benefit plans exceeded the fair value of plan assets by $139.0 million (“unfunded status”). Estimates for the amount and timing of the future funding obligations of these benefit plans are based on various assumptions. These assumptions include discount rates, rates of compensation increases, expected long-term rates of return on plan assets and expected healthcare cost trend rates. If our assumptions prove incorrect, our funding obligations may increase, which may have a material adverse effect on our financial results.
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
We have a significant amount of indebtedness. As of December 31, 2024, we had total indebtedness of $4,757.5 million, and we had availability of $2,600 million under each of the New Revolving Credit Facility and Commercial Paper Program. Our level of debt could have adverse consequences, including: making it more difficult for us to satisfy our obligations with respect to our debt; limiting our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions, or other general corporate requirements; requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions and other general corporate purposes; increasing our vulnerability to adverse changes in general economic, industry and competitive conditions; exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the New Revolving Credit Facility and portions of our Senior Notes which have been swapped to variable rates of interest; limiting our flexibility in planning for and reacting to changes in the industries in which we compete; placing us at a disadvantage compared to other, less leveraged competitors; increasing our cost of borrowing; and hampering our ability to execute on our growth strategy. For a complete description of the Company’s debt and definitions of capitalized terms used in this section, see Note 12 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
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
If we cannot make scheduled payments on our debt, we will be in default and the lenders under the New Revolving Credit Facility could terminate their commitments to loan money.
Despite our level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt, including off-balance sheet financing, contractual obligations and general and commercial liabilities. This could further exacerbate the risks to our financial condition.
We and our subsidiaries may be able to incur significant additional indebtedness in the future, including off-balance sheet financings, contractual obligations and general and commercial liabilities. Although the credit agreement governing the New Revolving Credit Facility contains restrictions on the incurrence of certain additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. For example, we can increase the borrowing availability under the New Revolving Credit Facility by up to $1,000.0 million in the form of additional commitments in compliance with the New Revolving Credit Facility. If new debt is added to our current debt levels, the related risks that we now face could intensify. For a complete description of the Company’s credit facilities and definitions of capitalized terms used in this section, see Note 12 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K.
Our fixed rate to floating rate swap contracts subject us to risks related to interest rate risk, counterparty credit worthiness and non-performance on these instruments.
Our fixed rate to floating rate swap contracts expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate will increase and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.
Additionally, we will be exposed to credit-related losses which could impact the results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the credit worthiness or non-performance by the counterparties to the interest rate swaps. See Note 20 “Hedging Activities, Derivative Instruments and Credit Risk” to our audited consolidated financial statements included elsewhere in this Form 10-K.
If the syndicate of financial institutions which are parties to our New Revolving Credit Facility (as defined herein) fail to extend credit under our New Revolving Credit Facility, our liquidity and results of operations may be adversely affected.
We have access to capital through our New Revolving Credit Facility. Each financial institution which is part of the syndicate for our New Revolving Credit Facility is responsible on a several, but not joint, basis for providing a portion of the loans to be made under our facility. If any participant or group of participants with a significant portion of the commitments in our New Revolving Credit Facility fails to satisfy its or their respective obligations to extend credit under the facility and we are unable to find a replacement for such participant or participants on a timely basis (if at all), our liquidity may be adversely affected.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
The Company has implemented controls based on the National Institute of Standards and Technology Cybersecurity Framework (the “NIST CSF”) and the Sarbanes-Oxley Act of 2002. Our Information Technology organization is led by the Chief Information Officer (“CIO”) who is responsible for cybersecurity risk management. The Audit Committee of the Board of Directors is tasked with oversight of our overall enterprise risk management program, including cybersecurity, and receives recurring cybersecurity updates throughout the year with at least two cybersecurity reports to the full Board of Directors annually. Directors with experience in cybersecurity and technology play crucial oversight roles for our digital and cybersecurity strategies.
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

As of the date of this report, we do not believe any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. For a discussion of the risks and uncertainties that cybersecurity incidents may have on us, see “Risk Factors: Information systems failure or disruption, due to cyber terrorism or other actions, may adversely impact our business and result in financial loss to the Company or liability to our customers” in this Form 10-K.
ITEM 2. PROPERTIES
Our corporate headquarters is a leased facility located at 525 Harbour Place Drive, Davidson, North Carolina 28036. The number of significant properties used by each of our segments is summarized by segment, type and geographic location in the tables below.

	Type of Significant Property
	Manufacturing	Sales, Service and Warehouse	Total
Industrial Technologies and Services
Americas	18	26	44
EMEIA(1)	18	30	48
APAC(2)	9	12	21
Industrial Technologies and Services Total	45	68	113

Precision and Science Technologies
Americas	12	8	20
EMEIA(1)	11	3	14
APAC(2)	2	5	7
Precision and Science Technologies Total	25	16	41

Total (All Segments)
Americas	30	34	64
EMEIA(1)	29	33	62
APAC(2)	11	17	28
Company Total	70	84	154
(1)Europe, Middle East, India and Africa (“EMEIA”)
(2)Asia Pacific (“APAC”)
Of the 154 significant properties included in the above table, 102 of the properties are leased and 52 of the properties are owned. We believe that our properties, taken as a whole, are in good operating condition and are suitable for our business operations.
ITEM 3. LEGAL PROCEEDINGS
We are a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature for a company of our size and sector. We believe that such proceedings, lawsuits and administrative actions will not materially adversely affect our operations, financial condition, liquidity or competitive position. For a detailed discussion of certain of these proceedings, lawsuits and administrative actions, see Note 22, “Contingencies” to our audited consolidated financial statements included elsewhere in this Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Stock, $0.01 par value per share, trades on the New York Stock Exchange (“NYSE”) under the symbol “IR.” As of January 31, 2025, there were 2,121 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers, and other financial institutions.
Dividend Policy
We declared and paid dividends of $0.08 per share to the holders of our common stock in each of the years ended December 31, 2024 and 2023. Any future dividends will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions contained in current or future financing instruments and other factors that our board of directors deem relevant.
Company Purchases of Common Stock
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended December 31, 2024.

2024 Fourth Quarter Months	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1, 2024 - October 31, 2024	403,653	$99.11	403,653	$1,015,533,222
November 1, 2024 - November 30, 2024	153,121	$102.94	153,027	$999,783,985
December 1, 2024 - December 31, 2024	65,200	$103.56	65,200	$993,033,246
	621,974		621,880
(1)Includes shares of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of certain restricted stock units, comprised of 94 shares in the period from November 1, 2024 to November 30, 2024.
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
Executive Overview
Our Company
Ingersoll Rand is a global market leader with a broad range of innovative and mission-critical air, fluid, clean energy and medical technologies, providing services and solutions to increase industrial productivity and efficiency. We manufacture one of the broadest and most complete ranges of compressor, pump, vacuum and blower products in our markets, which, when combined with our global geographic footprint and application expertise, allows us to provide differentiated product and service offerings to our customers. Our products are sold under a collection of premier, market-leading brands, including Ingersoll Rand, Gardner Denver, Nash, CompAir, Thomas, Milton Roy, Seepex, Elmo Rietschle, ARO, Robuschi, ILC Dover, Emco Wheaton

and Runtech Systems, which we believe are globally recognized in their respective end-markets and known for product quality, reliability, efficiency and superior customer service.
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
Our products and services are critical to the processes and systems in which they are utilized, which are often complex and function in harsh conditions where the cost of failure or downtime is high. However, our products and services typically represent only a small portion of the costs of the overall systems or functions that they support. As a result, our customers place a high value on our application expertise, product reliability and the responsiveness of our service. To support our customers and market presence, we maintain significant global scale with over 60 key manufacturing facilities, and over 40 complementary service and repair centers across six continents and over 21,000 employees worldwide as of December 31, 2024.
The process-critical nature of our product applications, coupled with the standard wear and tear replacement cycles associated with the usage of our products, generates opportunities to support customers with our broad portfolio of aftermarket parts, consumables and services. Customers place a high value on minimizing any time their operations are offline. As a result, the availability of replacement parts, consumables and our repair and support services are key components of our value proposition. Our large installed base of products provides a recurring revenue stream through our aftermarket parts, consumables and services offerings. As a result, our aftermarket revenue is significant, representing 36.4% of total Company revenue in 2024.
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
Provision (Benefit) for Income Taxes
The provision or benefit for income taxes includes U.S. federal, state and local income taxes and all non-U.S. income taxes. We are subject to income tax in 48 jurisdictions outside of the United States. Because we conduct operations on a global basis, our effective tax rate depends, and will continue to depend, on the geographic distribution of our pre-tax earnings among several different taxing jurisdictions. Our effective tax rate can also vary based on changes in the tax rates of the different jurisdictions, the availability of tax credits and non-deductible items.
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
Foreign Currency Fluctuations
A significant portion of our revenues, 55% for the year ended December 31, 2024, was denominated in currencies other than the U.S. dollar. Because much of our manufacturing facilities and labor force costs are outside of the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.
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
This section discusses our results of continuing operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023. For a discussion and analysis of the year ended December 31, 2023, compared to the same in 2022, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024.

Consolidated Results of Operations for the Years Ended December 31, 2024 and 2023

	Year Ended December 31,
	2024	2023
Consolidated Statements of Operations
Revenues	$7,235.0	$6,876.1
Cost of sales	4,065.0	3,993.9
Gross Profit	3,170.0	2,882.2
Selling and administrative expenses	1,344.4	1,272.7
Amortization of intangible assets	373.0	367.5
Impairment of other intangible assets	13.9	—
Other operating expense, net	138.6	77.7
Operating Income	1,300.1	1,164.3
Interest expense	213.2	156.7
Loss on extinguishment of debt	3.0	13.5
Other income, net	(48.9)	(37.0)
Income Before Income Taxes	1,132.8	1,031.1
Provision for income taxes	262.5	240.0
Loss on equity method investments	(24.0)	(6.0)
Net Income	846.3	785.1
Less: Net income attributable to noncontrolling interests	7.7	6.4
Net Income Attributable to Ingersoll Rand Inc.	$838.6	$778.7

Percentage of Revenues
Gross Profit	43.8%	41.9%
Selling and administrative expenses	18.6%	18.5%
Operating Income	18.0%	16.9%
Net Income	11.7%	11.4%
Adjusted EBITDA(1)	27.9%	26.0%

Other Financial Data
Adjusted EBITDA(1)	$2,018.1	$1,786.8
Adjusted net income(1)	1,349.3	1,215.8
Cash flows - operating activities	1,396.7	1,377.4
Cash flows - investing activities	(3,107.7)	(1,060.5)
Cash flows - financing activities	1,707.5	(337.5)
Free cash flow(1)	1,247.6	1,272.0
(1)See “Non-GAAP Financial Measures” below for a reconciliation to the most directly comparable GAAP measure.
Revenues
Revenues for 2024 were $7,235.0 million, an increase of $358.9 million, or 5.2%, compared to $6,876.1 million in 2023. The increase in revenues was primarily due to acquisitions of $471.2 million and higher pricing of $153.3 million, partially offset by lower organic volumes of $241.9 million and unfavorable impact of foreign currencies of $23.7 million. The percentage of consolidated revenues derived from aftermarket parts and services was 36.4% in 2024 compared to 35.8% in 2023.
Gross Profit
Gross profit in 2024 was $3,170.0 million, an increase of $287.8 million, or 10.0%, compared to $2,882.2 million in 2023, and as a percentage of revenues was 43.8% in 2024 and 41.9% in 2023. The increase in gross profit is primarily due to higher pricing and acquisitions discussed above. The increase in gross profit as a percentage of revenues is primarily due to increased price and input cost productivity improvements.

Selling and Administrative Expenses
Selling and administrative expenses were $1,344.4 million in 2024, an increase of $71.7 million, or 5.6%, compared to $1,272.7 million in 2023. The increase in selling and administrative expenses was mainly from businesses acquired in the second half of 2023 and in 2024, partially offset by lower incentive compensation expense. Selling and administrative expenses as a percentage of revenues was 18.6% in 2024 and 18.5% in 2023.
Amortization of Intangible Assets
Amortization of intangible assets was $373.0 million in 2024, an increase of $5.5 million compared to $367.5 million in 2023. The increase was primarily attributable to amortization of intangible assets recognized for acquisitions completed in the second half of 2023 and in 2024, partially offset by certain intangible assets becoming fully amortized during the period.
Impairment of Other Intangible Assets
Impairment of other intangible assets was $13.9 million in 2024 due to the Company’s decision to rationalize a business within the Precision and Science Technologies segment. See Note 9 “Goodwill and Other Intangible Assets” to our audited consolidated financial statements included elsewhere in this Form 10-K for further details.
Other Operating Expense, Net
Other operating expense, net was $138.6 million in 2024, an increase of $60.9 million compared to $77.7 million in 2023. The increase was primarily due to the loss on asbestos sale of $58.8 million and higher restructuring charges of $11.3 million, partially offset by lower acquisition and other transaction related expenses of $5.1 million and lower foreign currency transaction losses, net of $1.9 million.
Interest Expense
Interest expense was $213.2 million in 2024, an increase of $56.5 million, compared to $156.7 million in 2023. The increase was primarily due to an increase in long term debt, partially offset by the interest rate derivative contracts discussed in Note 20 “Hedging Activities, Derivative Instruments and Credit Risk” to our audited consolidated financial statements included elsewhere in this Form 10-K. The weighted average interest rate, including the impact of the interest rate derivative contracts, was approximately 5.2% in 2024 and 5.3% in 2023.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $3.0 million in 2024, which was related to the payoff of the Dollar Term Loan B and Dollar Term Loan. Loss on extinguishment of debt was $13.5 million in 2023, which was primarily related to the partial payoff of the Dollar Term Loan B. See Note 12 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K for further details.
Other Income, Net
Other income, net, was $48.9 million in 2024, an increase of $11.9 million compared to $37.0 million in 2023. The increase was primarily due to an increase in interest income from holdings of cash and cash equivalents.
Provision (Benefit) for Income Taxes
The provision for income taxes was $262.5 million resulting in a 23.2% effective tax rate in 2024 compared to a provision for income taxes of $240.0 million resulting in a 23.3% effective tax provision rate in 2023. The increase in the tax provision is primarily due to an increase in pre-tax book income. The effective tax rate in 2024 is consistent with the effective tax rate in 2023.
Net Income
Net income was $846.3 million in 2024, an increase of $61.2 million compared to $785.1 million in 2023, primarily due to the changes described above.
Adjusted EBITDA
Adjusted EBITDA increased $231.3 million to $2,018.1 million in 2024 compared to $1,786.8 million in 2023. Adjusted EBITDA as a percentage of revenues increased 190 basis points to 27.9% in 2024 from 26.0% in 2023. The increase in Adjusted EBITDA was primarily due to higher pricing of $153.3 million, acquisitions of $105.6 million, favorable cost productivity and product mix of $60.4 million, and lower selling and administrative costs of $22.5 million, partially offset by lower organic sales volume of $104.5 million and the unfavorable impact of foreign currencies of $5.2 million. The increase in Adjusted EBITDA as a percentage of revenues is primarily attributable to higher pricing, input cost productivity improvements, and product mix.
Adjusted Net Income
Adjusted Net Income increased $133.5 million to $1,349.3 million in 2024 compared to $1,215.8 million in 2023. The increase was primarily due to increased Adjusted EBITDA, partially offset by higher interest expense and higher income tax provision, as adjusted.
Non-GAAP Financial Measures
Set forth below are reconciliations of Net Income to Adjusted EBITDA and Adjusted Net Income and Cash flows from operating activities to Free Cash Flow. For additional information regarding Adjusted EBITDA and Adjusted Net Income, see “How We Assess the Performance of Our Business” above.

	Year Ended December 31,
	2024	2023
Net Income	$846.3	$785.1
Plus:
Interest expense	213.2	156.7
Provision for income taxes	262.5	240.0
Depreciation expense(a)	105.0	87.9
Amortization expense(b)	373.0	367.5
Impairment of other intangible assets	13.9	—
Restructuring and related business transformation costs(c)	32.3	22.9
Acquisition and other transaction related expenses and non-cash charges(d)	59.8	63.9
Stock-based compensation	58.8	51.9
Foreign currency transaction losses, net	3.2	5.1
Loss on equity method investments	24.0	6.0
Loss on extinguishment of debt	3.0	13.5
Adjustments to LIFO inventories	6.7	12.0
Cybersecurity incident costs(e)	0.5	2.3
Loss on asbestos sale	58.8	—
Interest income on cash and cash equivalents	(43.3)	(28.8)
Other adjustments(f)	0.4	0.8
Adjusted EBITDA	$2,018.1	$1,786.8
Minus:
Interest expense	$213.2	$156.7
Income tax provision, as adjusted(g)	385.2	345.2
Depreciation expense	105.0	87.9
Amortization of non-acquisition related intangible assets	8.7	10.0
Interest income on cash and cash equivalents	(43.3)	(28.8)
Adjusted Net Income	$1,349.3	$1,215.8

Free Cash Flow from Continuing Operations:
Cash flows from operating activities from continuing operations	$1,396.7	$1,377.4
Minus:
Capital expenditures	149.1	105.4
Free Cash Flow from Continuing Operations	$1,247.6	$1,272.0
(a)Depreciation expense excludes $4.0 million and $3.7 million of depreciation of rental equipment for the years ended December 31, 2024 and 2023, respectively.

(b)Represents $364.3 million and $357.5 million of amortization of intangible assets arising from acquisitions (customer relationships, technology, tradenames and backlog) and $8.7 million and $10.0 million of amortization of non-acquisition related intangible assets, in each case for the years ended December 31, 2024 and 2023, respectively.
(c)Restructuring and related business transformation costs consisted of the following.

	Year Ended December 31,
	2024	2023
Restructuring charges	$31.2	$19.9
Facility reorganization, relocation and other costs	1.1	3.0
Total restructuring and related business transformation costs	$32.3	$22.9
(d)Represents costs associated with successful and abandoned acquisitions, including third-party expenses, post-closure integration costs and non-cash charges and credits arising from fair value purchase accounting adjustments.
(e)Represents non-recoverable costs associated with a cybersecurity event.
(f)Includes (i) effects of the amortization of prior service costs and amortization of losses in pension and other postemployment (“OPEB”) expense and (ii) other miscellaneous adjustments.
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
The income tax provision, as adjusted for each of the periods presented below consists of the following.

	Year Ended December 31,
	2024	2023
Provision for income taxes	$262.5	$240.0
Tax impact of pre-tax income adjustments	113.6	111.1
Discrete tax items	9.1	(5.9)
Income tax provision, as adjusted	$385.2	$345.2
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
The segment measurements provided to, and evaluated by, the Chief Operating Decision Maker (“CODM”) are described in Note 24 “Segment Information” to our audited consolidated financial statements included elsewhere in this Form 10-K.
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
Segment Results for Years Ended December 31, 2024 and 2023
The following tables display Segment Orders, Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments.

Industrial Technologies and Services Segment Results

	Years Ended December 31,		Percent Change
	2024	2023	2024 vs. 2023
Segment Orders	$5,706.6	$5,618.9	1.6%
Segment Revenues	$5,818.1	$5,632.8	3.3%
Segment Adjusted EBITDA	$1,754.8	$1,587.3	10.6%
Segment Adjusted EBITDA Margin	30.2%	28.2%	200 bps
2024 vs. 2023
Segment Orders for 2024 were $5,706.6 million, an increase of $87.7 million, or 1.6%, compared to $5,618.9 million in 2023. The increase in Segment Orders was primarily due to acquisitions of $253.7 million or 4.5%, partially offset by organic decline of $141.1 million or 2.5% and the unfavorable impact of foreign currencies of $24.9 million or 0.4%.
Segment Revenues for 2024 were $5,818.1 million, an increase of $185.3 million, or 3.3%, compared to $5,632.8 million in 2023. The increase in Segment Revenues was primarily due to acquisitions of $253.4 million or 4.5% and higher pricing of $125.3 million or 2.2%, partially offset by lower organic sales volumes of $169.7 million or 3.0% and the unfavorable impact of foreign currencies of $23.7 million or 0.4%. The percentage of Segment Revenues derived from aftermarket parts and service was 39.9% in 2024 compared to 39.2% in 2023.
Segment Adjusted EBITDA in 2024 was $1,754.8 million, an increase of $167.5 million, or 10.6%, from $1,587.3 million in 2023. Segment Adjusted EBITDA Margin increased 200 bps to 30.2% from 28.2% in 2023. The increase in Segment Adjusted EBITDA was primarily due to higher pricing of $125.3 million or 7.9%, favorable cost productivity and product mix of $72.9 million or 4.6%, and acquisitions of $53.6 million or 3.4%, partially offset by lower organic sales volumes of $71.0 million or 4.5%, higher selling and administrative expenses of $9.2 million or 0.6%, and the unfavorable impact of foreign currencies of $5.6 million or 0.4%.
Precision and Science Technologies Segment Results

	Years Ended December 31,		Percent Change
	2024	2023	2024 vs. 2023
Segment Orders	$1,398.9	$1,203.5	16.2%
Segment Revenues	$1,416.9	$1,243.3	14.0%
Segment Adjusted EBITDA	$418.8	$372.8	12.3%
Segment Adjusted EBITDA Margin	29.6%	30.0%	(40) bps
2024 vs. 2023
Segment Orders for 2024 were $1,398.9 million, an increase of $195.4 million, or 16.2%, compared to $1,203.5 million in 2023. The increase in Segment Orders was primarily due to acquisitions of $190.5 million or 15.8% and higher organic orders of $5.5 million or 0.5%, partially offset by the unfavorable impact of foreign currencies of $0.6 million or 0.0%.
Segment Revenues for 2024 were $1,416.9 million, an increase of $173.6 million, or 14.0%, compared to $1,243.3 million in 2023. The increase in Segment Revenues was primarily due to acquisitions of $217.8 million or 17.5% and higher pricing of $28.0 million or 2.3%, partially offset by lower organic volumes of $72.2 million or 5.8%. The percentage of Segment Revenues derived from aftermarket parts and service was 21.6% in 2024 compared to 20.3% in 2023.
Segment Adjusted EBITDA in 2024 was $418.8 million, an increase of $46.0 million, or 12.3%, from $372.8 million in 2023. Segment Adjusted EBITDA Margin decreased 40 bps to 29.6% from 30.0% in 2023. The increase in Segment Adjusted EBITDA was due primarily to acquisitions of $52.0 million or 13.9%, higher pricing of $28.0 million or 7.5%, and favorable cost productivity and product mix of $1.8 million or 0.5%, partially offset by lower organic sales volumes of $33.5 million or 9.0%, and higher selling and administrative expenses of $7.5 million or 2.0%.
Liquidity and Capital Resources
Our investment resources include cash on hand, cash generated from operations and borrowings under our New Revolving Credit Facility and Commercial Paper Program. We also have the ability to seek additional borrowings, subject to credit agreement restrictions.

For a description of our material indebtedness, see Note 12 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K.
As of December 31, 2024, we had $2,600.0 million of unused availability under both the New Revolving Credit Facility and Commercial Paper Program.
As of December 31, 2024, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.
Liquidity
Our liquidity needs primarily arise from working capital needs for normal operating costs, servicing debt, funding acquisitions and capital expenditures.

	Year Ended December 31,
	2024	2023
Cash and cash equivalents	$1,541.2	$1,595.5

Short-term borrowings and current maturities of long-term debt	$3.1	$30.6
Long-term debt	4,754.4	2,693.0
Total debt	$4,757.5	$2,723.6
We can increase the borrowing availability under the New Revolving Credit Facility by up to $1,000.0 million in the form of additional commitments on the terms set forth in the New Revolving Credit Facility. Our liquidity requirements are significant primarily due to debt service requirements. See Note 12 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K for further details.
Our principal sources of liquidity have been existing cash and cash equivalents, cash generated from operations and borrowings under the Senior Notes and former Senior Secured Credit Facilities. Our principal uses of cash will be to provide working capital; finance strategic plans, including possible acquisitions; meet debt service requirements; fund capital expenditures; and return capital to shareholders, through share repurchases and dividend payments. We may also seek to finance capital expenditures under capital leases or other debt arrangements that provide liquidity or favorable borrowing terms. We continue to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, we may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings. As market conditions warrant, we may from time to time, seek to repay loans that we have borrowed, including the borrowings under the Senior Notes. Based on our current level of operations and available cash, we believe our cash flow from operations, together with availability under the New Revolving Credit Facility and Commercial Paper Program, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements for the foreseeable future. Our business may not generate sufficient cash flows from operations or future borrowings may not be available to us under our Revolving Credit Facility or Commercial Paper Program in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Our ability to do so depends on, among other factors, prevailing economic conditions, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change in control, we could be required to repay or refinance our indebtedness. We may not be able to refinance any of our indebtedness, including the Senior Notes, on commercially reasonable terms or at all. Any future acquisitions, joint ventures, or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms or at all.
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
A substantial portion of our cash is in jurisdictions outside the United States. We do not assert ASC 740-30 (formerly APB 23) indefinite reinvestment of our historical non-U.S. earnings or future non-U.S. earnings. The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States. Our deferred income tax liability as of December 31, 2024 is $41.8 million which consists mainly of withholding taxes.

Working Capital

	2024	2023
Net Working Capital
Current assets	$4,163.5	$4,050.4
Less: Current liabilities	1,818.9	1,827.3
Net working capital	$2,344.6	$2,223.1

Operating Working Capital
Accounts receivable	$1,335.4	$1,234.2
Plus: Inventories (excluding LIFO)	1,134.2	1,073.6
Plus: Contract assets	111.2	85.6
Less: Accounts payable	843.6	801.2
Less: Contract liabilities	318.6	331.2
Operating working capital	$1,418.6	$1,261.0
Net working capital increased $121.5 million to $2,344.6 million as of December 31, 2024 from $2,223.1 million as of December 31, 2023. Operating working capital increased $157.6 million to $1,418.6 million as of December 31, 2024 from $1,261.0 million as of December 31, 2023. Operating working capital as of December 31, 2024 was 19.6% of 2024 revenues as compared to 18.3% as of December 31, 2023 as a percentage of 2023 revenues. The increase in operating working capital was primarily due to higher accounts receivable, higher inventories, higher contract assets, and lower contract liabilities, partially offset by higher accounts payable. The increase in accounts receivable was primarily due to the timing of revenues in the quarter and seasonal changes in collection timing and to acquisitions completed in 2024. The increase in contract assets was primarily due to the timing of revenue recognition on percentage of complete jobs in relation to contractual billing milestones and to acquisitions completed in 2024. The increase in inventory was primarily attributable to acquisitions completed in 2024. The increase in accounts payable was primarily due to the timing of vendor cash disbursements and acquisitions completed in 2024. The decrease in contract liabilities was primarily due to the timing of customer milestone payments for in-process engineered to order contracts, partially offset by acquisitions completed in 2024.
Cash Flows
The following table reflects the major categories of cash flows for the years ended December 31, 2024 and 2023, respectively.

	2024	2023
Cash flows provided by (used in) continuing operations:
Cash flows provided by operating activities	$1,396.7	$1,377.4
Cash flows used in investing activities	(3,107.7)	(1,060.5)
Cash flows provided by (used in) financing activities	1,707.5	(337.5)
Free cash flow (1)	1,247.6	1,272.0
(1)See “Non-GAAP Financial Measures” for a reconciliation to the most directly comparable GAAP measure.
Operating activities
Cash provided by operating activities increased $19.3 million to $1,396.7 million in 2024 from $1,377.4 million in 2023. This increase is primarily attributable to higher net income and a decrease in income tax payments in 2024 compared to 2023, partially offset by an increase in interest payments in 2024 for our Senior Notes, an increase in incentive compensation paid in 2024 and cash used in operating working capital in 2024, compared to cash generated in operating working capital in 2023.
Operating working capital used cash of $23.5 million in 2024 compared to generating cash of $40.4 million in 2023. Changes in account receivables used cash of $45.1 million in 2024 compared to using cash of $48.6 million in 2023. Changes in contract assets used cash of $4.8 million in 2024 compared to using cash of $7.8 million in 2023. Changes in inventory generated cash of $39.8 million in 2024 compared to generating cash of $117.3 million in 2023. Changes in accounts payable generated cash of $13.3 million in 2024 compared to using cash of $23.9 million in 2023. Changes in contract liabilities used cash of $26.7 million in 2024 compared to generating cash of $3.4 million in 2023.

Investing activities
Cash flows used in investing activities included capital expenditures of $149.1 million (2.1% of consolidated revenues) and $105.4 million (1.5% of consolidated revenues) in 2024 and 2023, respectively. We expect capital expenditures will be approximately 2% of consolidated revenues in 2025. Net cash paid in acquisitions was $2,958.7 million and $963.0 million in 2024 and 2023, respectively. Net proceeds from the disposal of property, plant and equipment were $6.1 million and $7.6 million in 2024 and 2023, respectively.
Financing activities
Cash provided by financing activities of $1,707.5 million in 2024 is primarily due to net borrowings of long-term debt of $2,054.2 million and proceeds from stock option exercises of $32.2 million, partially offset by purchases of treasury stock of $260.7 million, cash dividends on common stock of $32.3 million, payments of debt issuance costs of $32.3 million, and payments of deferred, contingent acquisition consideration of $23.4 million and payments to settle cross-currency swaps of $19.9 million.
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
Free cash flow
Free cash flow decreased $24.4 million to $1,247.6 million in 2024 from $1,272.0 million in 2023 primarily due to the increase in cash provided by operating activities of $19.3 million discussed above, being more than offset by the increase in capital expenditures of $43.7 million.
Purchase Obligations
Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. As of December 31, 2024, the Company had purchase obligations of $802.8 million, with $733.4 million payable in the next 12 months. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated as of December 31, 2024. For this reason, these amounts will not provide a complete and reliable indicator of our expected future cash outflows.
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
Critical Accounting Estimates
Accounting estimates discussed in this section are those that we consider to be the most critical to an understanding of our audited consolidated financial statements because they involve significant judgments and uncertainties. These estimates reflect our best judgment about current, and for some estimates, future economic and market conditions and their effect based on information available as of the date of these audited consolidated financial statements. If these conditions change from those expected, it is reasonably possible that the judgments and estimates described below could change, which may result in future impairments of goodwill, intangibles and long-lived assets, increases in reserves for contingencies, establishment of valuation allowances on deferred tax assets and increase in tax liabilities, among other effects. Also see Note 1 “Summary of Significant Accounting Policies” to our audited consolidated financial statements included elsewhere in this Form 10-K, which discusses the significant accounting policies that we have selected from acceptable alternatives.
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
Significant judgment is required in estimating the fair value of identifiable intangible assets and in assigning their respective useful lives. The fair value estimates are based on historical information and on future expectations and assumptions deemed reasonable by management, but which are inherently uncertain. See Note 4 “Acquisitions” to our audited consolidated financial statements included elsewhere in this Form 10-K for further information regarding the fair value determination of each of the classes of identifiable intangible assets. Determining the useful life of an intangible asset also requires judgment. Certain intangibles are expected to have indefinite lives while certain other identifiable intangible assets have determinable lives. The useful lives of identifiable intangibles with determinable useful lives are based on a variety of factors, including but not limited to, the competitive environment, product cycles, order life cycles, historical customer attrition rates, market share, operating plans and the macroeconomic environment. The costs of determinable-lived intangible assets are amortized to expense over the estimated useful life.
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
Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our 2024 reporting unit valuations ranged from 7.5% to 14.5% and terminal growth rates ranged from 2.5% to 3.5%.
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
No goodwill impairments were recorded in 2024 and the cushion of all reporting units was at least 60%, with the exception of two reporting units in our Precision and Science Technologies segment. These two reporting units have goodwill totaling approximately $1.1 billion and limited cushions ranging from 5% to 16%. The limited cushions are due to the fair values assigned from the recent ILC Dover acquisition. Changes in forecast estimates or the application of alternative assumptions could produce significantly different results. The discount rates (9.0% to 14.5%), terminal growth rates (2.5% to 3.0%), and EBITDA multiples are the most sensitive assumptions. A material non-cash impairment of goodwill could result from a number of circumstances, including different assumptions used in determining the fair value of these reporting units or changes to customer spending priorities.
We test intangible assets with indefinite lives for impairment annually utilizing a discounted cash flow valuation referred to as the relief from royalty method. We estimated forecasted revenues for a period of five years with discount rates ranging from 8.0% to 10.5%, terminal growth rates of 2.5% to 3.5%, and royalty rates ranging from 0.5% to 4.0%. There were no impairments identified or recognized during the year ended December 31, 2024. An indefinite lived intangible held in the Precision and Science Technologies segment and recently acquired in the ILC Dover acquisition, with a carrying value of approximately $208 million had a cushion of approximately 6%. Changes in forecasted revenues or any of the other assumptions mentioned above could result in a material non-cash impairment charge in a future period.

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
Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company has determined that it will follow the period cost method (option 1 above). The Company recorded a tax expense of $4.6 million in 2024 for the GILTI provisions of the Tax Act.
Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. Amounts recorded for deferred tax assets related to tax attribute carryforwards, net of valuation allowances, were $43.0 million and $27.8 million as of December 31, 2024 and 2023, respectively, with the increase due to the utilization of attributes in the current year.
Loss Contingencies
Loss contingencies are uncertain and unresolved matters that arise in the ordinary course of business and result from events or actions by others that have the potential to result in a future loss. Such contingencies include, but are not limited to environmental obligations and losses resulting from other events and developments.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We manage our debt centrally, considering tax consequences and our overall financings strategies. Our exposure to interest rate risk results primarily from our fixed rate to floating rate swap contracts which are used to adjust the relative fixed rate versus floating rate proportions of our debt portfolio. As of December 31, 2024, we had no variable rate debt outstanding.
At times we use interest rate swaps and interest rate caps to offset or mitigate our exposure to interest rate movements. The outstanding interest rate swaps qualify and are designated as fair value hedges. As of December 31, 2024, we were a variable rate payer on 7 interest rate swap contracts that effectively convert a total of $750.0 million of the Company’s fixed rate borrowings to variable rate borrowings. See Note 20 “Hedging Activities, Derivative Instruments and Credit Risk” to our audited consolidated financial statements included elsewhere in this Form 10-K.
The following table presents the impact of hypothetical changes in market interest rates across the yield curve by 100 basis points, including the effect of our interest rate swaps for the years ended December 31, 2024 and 2023 on our interest expense.

	2024	2023
Increase (decrease) in market interest rates
100 basis points	$7.5	$7.4
(100) basis points	(7.5)	(7.4)
Foreign Currency Risk
We are exposed to foreign currency risks that arise from our global business operations. Changes in foreign currency exchange rates affect the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a subsidiary’s functional currency. In 2024 and 2023, the relative strengthening of the U.S. dollar against foreign currencies had a unfavorable impact on our revenues and results of operations. While future changes in foreign currency exchange rates are difficult to predict, our revenues and earnings may be adversely affected if the U.S. dollar strengthens against foreign currencies.
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
The table below presents the percentage of revenues and gross profit by functional currency for the years ended December 31, 2024 and 2023.

	U.S. Dollar	Euro	Chinese Renminbi	British Pound	Other
Year Ended December 31, 2024
Revenues	45%	27%	11%	4%	13%
Gross profit	46%	28%	12%	3%	11%

Year Ended December 31, 2023
Revenues	45%	26%	13%	4%	12%
Gross profit	45%	27%	14%	3%	11%
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

These currency translation effects and offsetting impacts of our derivatives for the years ended December 31, 2024 and 2023 are summarized in Note 15 “Accumulated Other Comprehensive Income (Loss)” to our audited consolidated financial statements included elsewhere in this Form 10-K.
We also enter into foreign currency forward contracts to manage the risk arising from transaction gains and losses associated with intercompany loans with foreign subsidiaries. Our foreign currency forward contracts are typically short-term and are rolled forward as necessary upon settlement. As of December 31, 2024, we were party to nine foreign currency forward contracts, all of which are carried on our balance sheet at fair value. See Note 20 “Hedging Activities, Derivative Instruments and Credit Risk” to our audited consolidated financial statements included elsewhere in this Form 10-K.
The table below presents, for the year ended December 31, 2024, the hypothetical effect of a 10% appreciation in the average exchange rate of the U.S. dollar relative to the principal foreign currencies in which our revenues and gross profit are denominated.

	Year Ended December 31, 2024
	Euro	Chinese Renminbi	British Pound
Revenues	$193.4	$79.3	$28.9
Gross profit	88.4	36.5	10.2

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	For the Years Ended December 31,
	2024	2023	2022
Revenues	$7,235.0	$6,876.1	$5,916.3
Cost of sales	4,065.0	3,993.9	3,590.7
Gross Profit	3,170.0	2,882.2	2,325.6
Selling and administrative expenses	1,344.4	1,272.7	1,095.8
Amortization of intangible assets	373.0	367.5	347.6
Impairment of other intangible assets	13.9	—	—
Other operating expense, net	138.6	77.7	64.9
Operating Income	1,300.1	1,164.3	817.3
Interest expense	213.2	156.7	103.2
Loss on extinguishment of debt	3.0	13.5	1.1
Other income, net	(48.9)	(37.0)	(29.2)
Income Before Income Taxes	1,132.8	1,031.1	742.2
Provision for income taxes	262.5	240.0	149.6
Income (loss) on equity method investments	(24.0)	(6.0)	0.7
Income from Continuing Operations	846.3	785.1	593.3
Income from discontinued operations, net of tax	—	—	15.2
Net Income	846.3	785.1	608.5
Less: Net income attributable to noncontrolling interests	7.7	6.4	3.8
Net Income Attributable to Ingersoll Rand Inc.	$838.6	$778.7	$604.7

Amounts attributable to Ingersoll Rand Inc. common stockholders:
Income from continuing operations, net of tax	$838.6	$778.7	$589.5
Income from discontinued operations, net of tax	—	—	15.2
Net income attributable to Ingersoll Rand Inc.	$838.6	$778.7	$604.7

Basic earnings per share of common stock:
Earnings from continuing operations	$2.08	$1.92	$1.45
Earnings from discontinued operations	—	—	0.04
Net earnings	2.08	1.92	1.49

Diluted earnings per share of common stock:
Earnings from continuing operations	$2.06	$1.90	$1.44
Earnings from discontinued operations	—	—	0.04
Net earnings	2.06	1.90	1.47
The accompanying notes are an integral part of these consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2024	2023	2022
Comprehensive Income Attributable to Ingersoll Rand Inc.
Net income attributable to Ingersoll Rand Inc.	$838.6	$778.7	$604.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	(231.6)	34.8	(252.9)
Unrecognized gain (loss) on cash flow hedges	(9.1)	(3.8)	16.0
Pension and other postretirement prior service cost and gain (loss), net	(0.2)	(6.9)	26.8
Other comprehensive income (loss), net of tax	(240.9)	24.1	(210.1)
Comprehensive income attributable to Ingersoll Rand Inc.	$597.7	$802.8	$394.6
Comprehensive Income (Loss) Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$7.7	$6.4	$3.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	2.7	1.7	(7.2)
Total other comprehensive income (loss), net of tax	2.7	1.7	(7.2)
Comprehensive income (loss) attributable to noncontrolling interests	$10.4	$8.1	$(3.4)
Total Comprehensive Income	$608.1	$810.9	$391.2
The accompanying notes are an integral part of these consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$1,541.2	$1,595.5
Accounts receivable, net of allowance for credit losses of $57.3 and $53.8, respectively	1,335.4	1,234.2
Inventories	1,055.0	1,001.1
Other current assets	231.9	219.6
Total current assets	4,163.5	4,050.4
Property, plant and equipment, net of accumulated depreciation of $567.5 and $500.8, respectively	842.1	711.4
Goodwill	8,148.1	6,609.7
Other intangible assets, net	4,372.8	3,611.1
Deferred tax assets	26.1	31.5
Other assets	457.2	549.4
Total assets	$18,009.8	$15,563.5
Liabilities and Equity
Current liabilities
Short-term borrowings and current maturities of long-term debt	$3.1	$30.6
Accounts payable	843.6	801.2
Accrued liabilities	972.2	995.5
Total current liabilities	1,818.9	1,827.3
Long-term debt, less current maturities	4,754.4	2,693.0
Pensions and other postretirement benefits	139.3	150.0
Deferred income tax liabilities	757.6	612.6
Other liabilities	294.3	433.9
Total liabilities	7,764.5	5,716.8
Commitments and contingencies (Note 22)
Stockholders’ equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 430,745,964 and 428,589,061 shares issued as of December 31, 2024 and 2023, respectively	4.3	4.3
Capital in excess of par value	9,633.6	9,550.8
Retained earnings	2,503.5	1,697.2
Accumulated other comprehensive loss	(468.5)	(227.6)
Treasury stock at cost; 27,865,885 and 25,241,667 shares as of December 31, 2024 and 2023, respectively	(1,493.9)	(1,240.9)
Total Ingersoll Rand Inc. stockholders’ equity	10,179.0	9,783.8
Noncontrolling interests	66.3	62.9
Total equity	10,245.3	9,846.7
Total liabilities and equity	$18,009.8	$15,563.5
The accompanying notes are an integral part of these consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at December 31, 2021	423.8	$4.3	$9,408.6	$378.6	$(41.6)	$(748.4)	$9,001.5	$69.7	$9,071.2
Net income	—	—	—	604.7	—	—	604.7	3.8	608.5
Dividends declared	—	—	—	(32.4)	—	—	(32.4)	—	(32.4)
Issuance of common stock for stock-based compensation plans	2.5	—	17.3	—	—	—	17.3	—	17.3
Purchases of treasury stock	—	—	—	—	—	(261.1)	(261.1)	—	(261.1)
Issuance of treasury stock for stock-based compensation plans	—	—	(22.8)	—	—	25.0	2.2	—	2.2
Stock-based compensation	—	—	73.7	—	—	—	73.7	—	73.7
Other comprehensive loss, net of tax	—	—	—	—	(210.1)	—	(210.1)	(7.2)	(217.3)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(4.9)	(4.9)
Balance at December 31, 2022	426.3	$4.3	$9,476.8	$950.9	$(251.7)	$(984.5)	$9,195.8	$61.4	$9,257.2
Net income	—	—	—	778.7	—	—	778.7	6.4	785.1
Dividends declared	—	—	—	(32.4)	—	—	(32.4)	—	(32.4)
Issuance of common stock for stock-based compensation plans	2.3	—	27.8	—	—	—	27.8	—	27.8
Purchases of treasury stock	—	—	—	—	—	(264.1)	(264.1)	—	(264.1)
Issuance of treasury stock for stock-based compensation plans	—	—	(4.9)	—	—	7.7	2.8	—	2.8
Stock-based compensation	—	—	51.1	—	—	—	51.1	—	51.1
Other comprehensive income, net of tax	—	—	—	—	24.1	—	24.1	1.7	25.8
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(6.6)	(6.6)
Balance at December 31, 2023	428.6	$4.3	$9,550.8	$1,697.2	$(227.6)	$(1,240.9)	$9,783.8	$62.9	$9,846.7
Net income	—	—	—	838.6	—	—	838.6	7.7	846.3
Dividends declared	—	—	—	(32.3)	—	—	(32.3)	—	(32.3)
Issuance of common stock for stock-based compensation plans	2.1	—	30.1	—	—	—	30.1	—	30.1
Purchases of treasury stock	—	—	—	—	—	(261.2)	(261.2)	—	(261.2)
Issuance of treasury stock for stock-based compensation plans	—	—	(6.1)	—	—	8.2	2.1	—	2.1
Stock-based compensation	—	—	58.8	—	—	—	58.8	—	58.8
Other comprehensive income (loss), net of tax	—	—	—	—	(240.9)	—	(240.9)	2.7	(238.2)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(7.0)	(7.0)
Balance at December 31, 2024	430.7	$4.3	$9,633.6	$2,503.5	$(468.5)	$(1,493.9)	$10,179.0	$66.3	$10,245.3
The accompanying notes are an integral part of these consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities
Net income	$846.3	$785.1	$608.5
Income from discontinued operations, net of tax	—	—	15.2
Income from continuing operations	846.3	785.1	593.3
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Amortization of intangible assets	373.0	367.5	347.6
Depreciation	109.0	91.6	85.2
Impairment of other intangible assets	13.9	—	—
Non-cash restructuring charges	1.6	2.7	6.0
Stock-based compensation expense	58.8	51.9	78.9
Loss (income) on equity method investments	24.0	6.0	(0.7)
Foreign currency transaction losses (gains), net	3.2	5.1	(5.9)
Non-cash adjustments to carrying value of LIFO inventories	6.7	12.0	36.1
Loss on extinguishment of debt	3.0	13.5	1.1
Loss on sale of asbestos-related assets and liabilities	33.7	—	—
Deferred income taxes	(33.1)	(76.9)	(85.8)
Other non-cash adjustments	7.7	8.3	7.0
Changes in assets and liabilities:
Receivables	(45.1)	(48.6)	(195.2)
Inventories	39.8	117.3	(225.6)
Accounts payable	13.3	(23.9)	120.4
Accrued liabilities	(34.5)	94.8	101.2
Other assets and liabilities, net	(24.6)	(29.0)	1.8
Net cash provided by operating activities from continuing operations	1,396.7	1,377.4	865.4
Cash Flows From Investing Activities
Capital expenditures	(149.1)	(105.4)	(94.6)
Net cash paid in acquisitions	(2,958.7)	(963.0)	(246.8)
Disposals of property, plant and equipment	6.1	7.6	—
Other investing	(6.0)	0.3	4.1
Net cash used in investing activities from continuing operations	(3,107.7)	(1,060.5)	(337.3)
Cash Flows From Financing Activities
Principal payments on long-term debt	(1,242.7)	(1,518.0)	(655.6)
Proceeds from long-term debt	3,296.9	1,490.4	—
Purchases of treasury stock	(260.7)	(263.0)	(261.1)
Cash dividends on common stock	(32.3)	(32.4)	(32.4)
Proceeds from stock option exercises	32.2	30.3	19.3
Payments to settle cross-currency swaps	(19.9)	—	—
Payments of interest rate cap premiums	—	—	(13.4)
Payments of deferred and contingent acquisition consideration	(23.4)	(17.5)	(4.6)
Payments of debt issuance costs	(32.3)	(18.5)	—
Other financing	(10.3)	(8.8)	(6.2)
Net cash (used in) provided by financing activities from continuing operations	1,707.5	(337.5)	(954.0)
Cash Flows Used In Discontinued Operations
Net cash used in operating activities	—	—	(5.1)
Net cash provided by investing activities	—	—	4.4
Net cash used in discontinued operations	—	—	(0.7)
Effect of exchange rate changes on cash and cash equivalents	(50.8)	3.1	(70.0)
Net decrease in cash and cash equivalents	(54.3)	(17.5)	(496.6)
Cash and cash equivalents, beginning of year	1,595.5	1,613.0	2,109.6
Cash and cash equivalents, end of year	$1,541.2	$1,595.5	$1,613.0

	For the Years Ended December 31,
	2024	2023	2022
Supplemental Cash Flow Information
Cash paid for income taxes, net of refunds	$276.7	$302.0	$181.5
Cash paid for interest, net of interest rate derivative settlements	209.0	100.5	95.2
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
Revenue Recognition
The Company recognizes revenue when the Company has satisfied its obligation and control is transferred to the customer. The majority of the Company’s revenues are derived from short duration contracts and revenue is recognized at a single point in time when control is transferred to the customer, generally at shipment or when delivery has occurred or services have been rendered. The Company also has certain contracts in which revenue is recognized over time based on the Company’s progress in satisfying the contractual performance obligations. See Note 16 “Revenue from Contracts with Customers” for additional information regarding revenue recognition.
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
Cash and Cash Equivalents
Cash and cash equivalents are highly liquid investments primarily consisting of demand deposits and have original maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value. As of December 31, 2024 and 2023, cash of $10.5 million and $1.2 million, respectively, was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments on behalf of the Company.
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
See Note 19 “Stock-Based Compensation Plans” for additional information regarding the Company’s equity compensation plans.

Pension and Other Postretirement Benefits
The Company sponsors a number of pension plans and other postretirement benefit plans worldwide. The calculation of the pension and other postretirement benefit obligations and net periodic benefit cost under these plans requires the use of actuarial valuation methods and assumptions. These assumptions include the discount rates used to value the projected benefit obligations, future rate of compensation increases, expected rates of return on plan assets and expected healthcare cost trend rates. The discount rates selected to measure the present value of the Company’s benefit obligations as of December 31, 2024 and 2023 were derived by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under the plans. In accordance with GAAP, actual results that differ from the Company’s assumptions are recorded in accumulated other comprehensive income (loss) and amortized through net periodic benefit cost over future periods. While management believes that the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement benefit obligations and future net periodic benefit cost.
See Note 13 “Benefit Plans” for disclosures related to the Company’s benefit plans, including quantitative disclosures reflecting the impact that changes in certain assumptions would have on service and interest costs and benefit obligations.
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
Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company has determined that it will follow the period cost method (option 1 above). The Company recorded a tax expense of $4.6 million in 2024 for the GILTI provisions of the Tax Act.
Research and Development
For the years ended December 31, 2024, 2023 and 2022, the Company spent $116.6 million, $108.2 million, and $91.3 million, respectively, on research activities relating to the development of new products and new product applications. All such expenditures were funded by the Company, expensed as incurred and recorded to “Selling and administrative expenses” in the Consolidated Statements of Operations.
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
Comprehensive Income
The Company’s comprehensive income consists of net income (loss) and other comprehensive income (loss), consisting of (i) unrealized foreign currency net gains and losses on the translation of the assets and liabilities of its foreign operations; (ii) realized and unrealized foreign currency gains and losses on intercompany notes of a long-term nature and hedges of net investments in foreign operations, net of income taxes; (iii) unrealized gains and losses on cash flow hedges, net of income taxes; and (iv) pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes. See Note 15 “Accumulated Other Comprehensive Income (Loss).”
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
Leases
The Company has operating and financing leases for real estate, vehicles, IT equipment, office equipment and production equipment. The Company determines if an arrangement is a lease and identifies the classification of the lease as a financing lease or an operating lease at inception. Operating leases are recorded as operating lease right-of-use assets (“ROU assets”) in “Other assets” and operating lease liabilities in “Accrued liabilities” and “Other liabilities” in the Consolidated Balance Sheets. Financing leases are recorded as financing ROU assets in “Property, plant and equipment” and lease liabilities in “Short-term borrowings and current maturities of long-term debt” and “Long-term debt, less current maturities” in the Consolidated Balance Sheets.
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
Note 2:    New Accounting Standards
Recently Adopted Accounting Standard Updates (“ASU”)
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segments expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments in this update were applied retrospectively to all prior periods presented in the financial statements. The segment expense categories and amounts disclosed in the prior periods were based on the significant segment expense categories identified and disclosed in Note 24 “Segment Reporting.” The adoption has modified our disclosures but has not had a material effect on our consolidated financial statements.
Recently Issued Accounting Pronouncements
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
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of additional disaggregated information about significant expenses within relevant income statement captions, such as purchases of inventory, employee compensation, depreciation, amortization, and depletion. The amendment is effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. The amendment should be applied prospectively; however, retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.
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
Financial information of discontinued operations
The results of operations of SVT and HPS are presented as discontinued operations for the year ended December 31, 2022 as summarized below:

	Specialty Vehicle Technologies	High Pressure Solutions	Total
Revenues	$6.6	$—	$6.6
Cost of sales	6.5	—	6.5
Gross Profit	0.1	—	0.1
Selling and administrative expenses	0.1	—	0.1
Gain on sale	(2.8)	—	(2.8)
Other operating expense, net	0.7	1.6	2.3
Income from Discontinued Operations Before Income Taxes	2.1	(1.6)	0.5
Provision for income taxes	(13.2)	(1.5)	(14.7)
Income from Discontinued Operations, Net of Tax	$15.3	$(0.1)	$15.2
The significant non-cash operating items and capital expenditures reflected in cash flows of discontinued operations for the year ended December 31, 2022 include a gain on sale of $2.8 million related to Specialty Vehicle Technologies.
Note 4:    Acquisitions
2024 Acquisitions
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
On April 2, 2024, the Company completed the acquisition of Ethafilter s.r.l. (“Ethafilter”) for cash consideration of $15.5 million. The business primarily produces filters and filter elements that can be used with all major brands in the compressed air sector. The acquisition will expand Ingersoll Rand’s product portfolio, extend its reach in highly attractive end markets with the addition of sterile filter technology, and drive ongoing growth from aftermarket services and offerings. Ethafilter has been reported within the Industrial Technologies and Services segment.
On May 1, 2024, the Company completed the acquisition of Air Systems, LLC (“Air Systems”) for cash consideration of $34.9 million. The business is a provider of compressed air services. Air Systems has been reported within the Industrial Technologies and Services segment.
On May 31, 2024, the Company completed the acquisition of Complete Air and Power Solutions (“CAPS”) for cash consideration of $99.3 million. The business is a provider of compressed air and power generation services. The acquisition is expected to expand the Company’s channel within Australia. CAPS has been reported within the Industrial Technologies and Services segment.
On May 31, 2024, the Company completed the acquisition of Fruvac Ltd. (“Fruitland Manufacturing”) for cash consideration of $28.0 million. The business is a manufacturer of mobile and truck mounted vacuum pumps, systems, and peripheral parts. The acquisition is expected to expand the Company’s capabilities to include low flow applications in the mobile vacuum market. Fruitland Manufacturing has been reported within the Industrial Technologies and Services segment.
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
On June 3, 2024, the Company completed the acquisition of Astronaut Topco, LP and Astronaut Topco GP, LLC (collectively “ILC Dover”) for initial cash consideration of $2,349.7 million and contingent consideration of up to $75.0 million. ILC Dover’s offerings include solutions for biopharmaceutical, pharmaceutical, and medical device markets as well as products for the space industry and will be reported in the Precision and Science Technologies segment. The amount allocated to definite-lived intangible assets represents the estimated fair values of customer relationships of $621.0 million and technology of $142.0 million and will be amortized over the weighted average useful lives of 14 years and 8 years, respectively. The amount allocated to indefinite-lived intangible assets represents the estimated fair value of tradenames of $207.5 million and goodwill of $1,309.8 million. The goodwill arising from the acquisition is primarily attributable to revenue and cost synergies, anticipated growth of new and existing customers, and the assembled workforce. The majority of this goodwill is not expected to be deductible for tax purposes.
On October 1, 2024, the Company completed the acquisition of Air Power Systems Co LLC (“APSCO”) for cash consideration of $113.2 million. The business is a provider of hydraulic and pneumatic products and engineered solutions serving diverse specialty work truck vehicles. APSCO’s offerings include hydraulic coolers, systems, and components in addition to pneumatic consoles, cylinders, valves, and switches. The acquisition will expand Ingersoll Rand’s position in the dry and liquid bulk markets with energy efficient, innovative solutions. APSCO has been reported within the Industrial Technologies and Services segment. The majority of this goodwill is expected to be deductible for tax purposes.
On October 1, 2024, the Company completed the acquisition of Blutek S.r.l. (“Blutek”) for cash consideration of $9.6 million. The business specializes in the design and production of highly engineered solutions for compressed air and nitrogen generation in mission-critical environments. The acquisition will increase Ingersoll Rand’s ability to compete in high specification projects, adding technology capabilities, expertise, and aftermarket potential in high-growth end markets including biogas and carbon capture. Blutek has been reported within the Industrial Technologies and Services segment.
On October 1, 2024, the Company completed the acquisition of UT Pumps & Systems Private Ltd. (“UT Pumps”) for cash consideration of $11.7 million. The business is a manufacturer of screw pumps and triplex plunger pumps. The acquisition adds new pump technology to Ingersoll Rand’s portfolio. Its high-pressure pumps are mainly focused on attractive end markets including water, wastewater, food and beverage, pharmaceuticals, general industrial, and chemicals. UT Pumps has been reported within the Precision and Science Technologies segment.
On October 31, 2024, the Company completed the acquisition of Penn Valley Pump Co., LLC (“Penn Valley Pumps”) for cash consideration of $33.2 million. The business is a manufacturer of positive displacement pumps with its Double Disc Pump technology for use in the municipal, industrial, chemical, and food industries. Penn Valley Pumps has been reported within the Precision and Science Technologies segment.
Other acquisitions completed during the year ended December 31, 2024 include several sales and service businesses and manufacturers of vacuum pumps and accessories, substantially all of which have been reported within the Industrial Technologies and Services segment. The aggregate consideration for these acquisitions was $55.6 million.
The following table summarizes the allocation of consideration for all businesses acquired in 2024 to the fair values of identifiable assets acquired and liabilities assumed at the acquisition dates. Initial accounting for Friulair is substantially complete and all other businesses acquired in 2024 are preliminary, and amounts assigned to acquired assets and liabilities assumed are subject to change as information necessary to complete the analysis is obtained.

	ILC Dover	Friulair	APSCO	All others	Total Consideration
Accounts receivable	$41.4	$14.2	$6.4	$37.8	$99.8
Inventories	84.0	13.2	7.5	46.3	151.0
Other current assets	35.1	0.5	0.5	4.7	40.8
Property, plant and equipment	90.8	7.2	2.3	18.5	118.8
Goodwill	1,309.8	69.2	51.6	237.6	1,668.2
Other intangible assets	973.1	84.5	48.1	80.5	1,186.2
Other noncurrent assets	15.8	—	3.5	6.0	25.3
Total current liabilities	(31.3)	(11.6)	(3.7)	(54.4)	(101.0)
Deferred tax liabilities	(151.5)	(24.6)	—	(8.0)	(184.1)
Other noncurrent liabilities	(17.5)	(2.8)	(3.0)	(5.8)	(29.1)
Total consideration	$2,349.7	$149.8	$113.2	$363.2	$2,975.9
Acquisition Revenues and Operating Income
The revenues and operating income included in the consolidated financial statements for these acquisitions subsequent to their acquisition date were $349.6 million and $5.6 million, respectively, for the year ended December 31, 2024.
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
The following table summarizes the allocation of consideration for all businesses acquired in 2023 to the fair values of identifiable assets acquired and liabilities assumed at the acquisition dates. Initial accounting for all 2023 acquisitions is complete.

	Air Treatment	Roots	All Others	Total
Accounts receivable	$26.1	$14.5	$11.7	$52.3
Inventories	43.9	34.2	21.0	99.1
Other current assets	2.1	2.9	6.2	11.2
Property, plant and equipment	18.4	42.0	5.0	65.4
Goodwill	279.9	105.6	126.7	512.2
Other intangible assets	238.6	116.9	25.4	380.9
Other noncurrent assets	7.6	3.1	0.4	11.1
Total current liabilities	(35.9)	(26.9)	(19.5)	(82.3)
Deferred tax liabilities	(54.8)	—	(3.9)	(58.7)
Other noncurrent liabilities	(6.9)	(2.3)	(4.5)	(13.7)
Total consideration	$519.0	$290.0	$168.5	$977.5
Acquisition Revenues and Operating Income
The revenues included in the consolidated financial statements for these acquisitions subsequent to their acquisition date were $408.0 million and $293.7 million, respectively, for the years ended December 31, 2024 and 2023. The operating income included in the consolidated financial statements for these acquisitions subsequent to their acquisition date was $58.8 million and $16.1 million, respectively, for the years ended December 31, 2024 and 2023.
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
On October 1, 2022, the Company acquired Dosatron International LLC (“Dosatron International”), a technology solutions provider of water powered dosing pumps and systems, for cash consideration of $89.5 million and contingent consideration of up to $14.7 million. Dosatron International has been reported in the Precision and Science Technologies segment from the date of acquisition.
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
Acquisition Revenues and Operating Income
The revenues included in the consolidated financial statements for these acquisitions subsequent to their acquisition date were $132.3 million, $124.4 million and $38.4 million, respectively, for the years ended December 31, 2024, 2023 and 2022. The operating income included in the consolidated financial statements for these acquisitions subsequent to their acquisition date was $17.0 million, $19.5 million and $3.4 million, respectively, for the years ended December 31, 2024, 2023 and 2022.
Note 5:    Restructuring
2024 and 2023 Actions
The Company continues to undertake restructuring actions to optimize our cost structure. Charges incurred from actions taken in 2024 and 2023 include workforce restructuring, facility consolidation and other exit and disposal costs.
2022 Actions
Subsequent to the acquisition of and merger with the Industrial business of Ingersoll-Rand plc (“Ingersoll Rand Industrial”) in 2020 (the “Merger”), the Company announced a restructuring program (“2020 Plan”) to create efficiencies and synergies, reduce the number of facilities and optimize operating margin within the merged Company. Charges incurred in 2022 relate to the 2020 Plan.
For the years ended December 31, 2024, 2023 and 2022, “Restructuring charges, net” were recognized within “Other operating expense, net” in the Consolidated Statements of Operations and consisted of the following.

	2024	2023	2022
Industrial Technologies and Services	$20.6	$15.1	$20.1
Precision and Science Technologies	7.9	4.1	8.7
Corporate	2.7	0.7	0.5
Restructuring charges, net	$31.2	$19.9	$29.3

The following table summarizes the activity associated with the Company’s restructuring programs (included in “Accrued liabilities” in the Consolidated Balance Sheets) for the years ended December 31, 2024 and 2023.

	2024	2023
Balance at beginning of period	$15.5	$14.9
Charged to expense - termination benefits	27.1	13.0
Charged to expense - other(1)	2.5	4.2
Payments	(21.6)	(17.1)
Foreign currency translation and other	(1.2)	0.5
Balance at end of period	$22.3	$15.5
(1)Excludes $1.6 million and $2.7 million of non-cash charges that impacted restructuring expense but not the restructuring liabilities during the years ended December 31, 2024 and 2023, respectively.
Note 6:    Allowance for Credit Losses
The following table summarized the activity associated with allowance for credit losses for the years ended December 31, 2024, 2023 and 2022.

	2024	2023	2022
Balance at beginning of period	$53.8	$47.2	$42.3
Provision charged to expense	7.5	9.4	10.1
Write-offs, net of recoveries	(3.3)	(3.3)	(3.2)
Foreign currency translation and other	(0.7)	0.5	(2.0)
Balance at end of period	$57.3	$53.8	$47.2
Note 7:    Inventories
Inventories as of December 31, 2024 and 2023 consisted of the following.

	2024	2023
Raw materials, including parts and subassemblies	$675.1	$590.7
Work-in-process	116.3	145.1
Finished goods	342.8	337.8
	1,134.2	1,073.6
LIFO reserve	(79.2)	(72.5)
Inventories	$1,055.0	$1,001.1
At December 31, 2024 and 2023, 34% and 37%, respectively, of total inventory is accounted for on a last-in, first-out (“LIFO”) basis.
Note 8:    Property, Plant and Equipment
Property, plant and equipment, net as of December 31, 2024 and 2023 consisted of the following.

	2024	2023
Land and land improvements	$62.3	$67.7
Buildings	385.6	337.1
Machinery and equipment	792.6	655.8
Office furniture and equipment	76.8	71.0
Construction in progress	92.3	80.6
	1,409.6	1,212.2
Accumulated depreciation	(567.5)	(500.8)
Property, plant and equipment, net	$842.1	$711.4

Note 9:    Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill attributable to each reportable segment for the years ended December 31, 2024 and 2023 are as follows.

	Industrial Technologies and Services	Precision and Science Technologies	Total
Balance as of December 31, 2022	$4,222.5	$1,841.7	$6,064.2
Acquisitions	509.1	2.4	511.5
Foreign currency translation and other(1)	21.9	12.1	34.0
Balance as of December 31, 2023	4,753.5	1,856.2	6,609.7
Acquisitions	263.9	1,404.3	1,668.2
Foreign currency translation and other(1)	(86.7)	(43.1)	(129.8)
Balance as of December 31, 2024	$4,930.7	$3,217.4	$8,148.1
(1)Includes measurement period adjustments.
The Company acquired multiple businesses during the year ended December 31, 2024. The excess of the purchase price over the estimated fair values of intangible assets, identifiable assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price was preliminary for certain of these acquisitions and is subject to refinement based on final fair values of the identified assets acquired and liabilities assumed. The goodwill attributable to these businesses is as follows.

2024 Acquisitions	Industrial Technologies and Services	Precision and Science Technologies	Total
ILC Dover	$—	$1,309.8	$1,309.8
Friulair	69.2	—	69.2
APSCO	51.6	—	51.6
Other acquisitions	143.1	94.5	237.6
	$263.9	$1,404.3	$1,668.2
The Company acquired several businesses during the year ended December 31, 2023. The excess of the purchase price over the estimated fair values of intangible assets, identifiable assets and assumed liabilities was recorded as goodwill. The goodwill attributable to these businesses is as follows.

2023 Acquisitions	Industrial Technologies and Services	Precision and Science Technologies	Total
Air Treatment	$279.9	$—	$279.9
Roots	106.6	—	106.6
Other acquisitions	122.6	2.4	125.0
	$509.1	$2.4	$511.5
As of December 31, 2024 and 2023, goodwill included a total of $220.6 million of accumulated impairment losses within the Industrial Technologies and Services segment related to impairments recognized in and prior to 2015.
Goodwill Impairment Tests
Consistent with our accounting policy described in Note 1, we performed our annual goodwill impairment testing as of the first day of our fiscal fourth quarters of 2024, 2023 and 2022. For the years ended December 31, 2024, 2023 and 2022, each reporting unit’s fair value was in excess of its net carrying value, and therefore, no goodwill impairment was recorded.

Other Intangible Assets
Other intangible assets as of December 31, 2024 and 2023 consisted of the following.

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer lists and relationships	$4,010.1	$(1,830.1)	$2,180.0	$3,279.3	$(1,585.4)	$1,693.9
Technology	549.1	(243.3)	305.8	413.8	(178.9)	234.9
Tradenames	63.6	(32.4)	31.2	52.2	(27.9)	24.3
Backlog	4.3	(4.2)	0.1	3.0	(1.3)	1.7
Other	128.5	(112.1)	16.4	117.1	(104.1)	13.0
Unamortized intangible assets:
Tradenames	1,839.3	—	1,839.3	1,643.3	—	1,643.3
Total other intangible assets	$6,594.9	$(2,222.1)	$4,372.8	$5,508.7	$(1,897.6)	$3,611.1
Amortization of intangible assets was $373.0 million, $367.5 million and $347.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization of intangible assets is anticipated to be approximately $375 million in 2025, $315 million in each of 2026 and 2027, $275 million in 2028 and $220 million in 2029 based upon currency exchange rates as of December 31, 2024.
Other Intangible Asset Impairment Tests
Consistent with our accounting policy described in Note 1, we performed our annual indefinite-lived intangible asset impairment testing as of the first day of our fiscal fourth quarters of 2024, 2023 and 2022. For the years ended December 31, 2024, 2023 and 2022, each tradename’s fair value was in excess of its net carrying value, and therefore, no impairment was recorded.
During the fourth quarter of 2024, the Company decided to rationalize a business within the Precision and Science Technologies segment. Consistent with our accounting policy described in Note 1, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate an assets carrying amount may not be recoverable. As a result, the Company recognized an impairment of $13.9 million to reduce the carrying value of a technology asset.
Note 10:    Supply Chain Finance Program
The Company has agreements with financial institutions to facilitate a supply chain finance program (the “SCF Program”). Under the SCF Program, qualifying suppliers may elect to sell their receivables from the Company to the financial institution. Participating suppliers negotiate arrangements for sale of their receivables directly with the financial institution, and the terms of the Company’s payment obligations are not impacted by a supplier’s participation in the SCF Program. Once a qualifying supplier elects to participate in the SCF Program and reaches an agreement with the financial institution, the supplier elects which individual Company invoices they sell to the financial institution. However, all of the Company’s payments to participating suppliers are paid to the financial institution on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the financial institution. The Company has not pledged any assets as security or provided other forms of guarantees. All outstanding amounts related to suppliers participating in the SCF Program are recorded within “Accounts payable” in our Consolidated Balance Sheets, and the associated payments are included in “Net cash provided by operating activities from continuing operations” within our Consolidated Statements of Cash Flows.
The following table summarizes the activity associated with the Company’s SCF Program for the years ended December 31, 2024 and 2023.

	2024	2023
Confirmed obligations outstanding at beginning of period	$24.3	$9.7
Invoices confirmed	117.0	112.9
Confirmed invoices paid	(116.8)	(98.3)
Confirmed obligations outstanding at end of period	$24.5	$24.3

Note 11:    Accrued Liabilities
Accrued liabilities as of December 31, 2024 and 2023 consisted of the following:

	2024	2023
Salaries, wages and related fringe benefits	$229.5	$262.4
Contract liabilities	318.6	331.2
Product warranty	67.9	61.9
Operating lease liabilities	56.3	41.6
Restructuring	22.3	15.5
Taxes	72.5	78.4
Accrued interest	33.2	33.1
Other	171.9	171.4
Total accrued liabilities	$972.2	$995.5
A reconciliation of the changes in the accrued product warranty liability for the years ended December 31, 2024 and 2023 is as follows.

	2024	2023
Balance at beginning of period	$61.9	$46.2
Product warranty accruals	37.5	44.4
Acquired warranty	0.7	2.2
Settlements	(30.7)	(31.2)
Foreign currency translation and other	(1.5)	0.3
Balance at end of period	$67.9	$61.9
Note 12:    Debt
Debt as of December 31, 2024 and 2023 consisted of the following.

	2024	2023
Short-term borrowings	$1.7	$1.0
Long-term debt
Dollar Term Loan B, due February 2027(1)(2)	$—	$347.7
Dollar Term Loan, due February 2027(1)(2)	—	892.3
5.197% Senior Notes due June 2027(1)	699.9	—
5.400% Senior Notes due August 2028(1)	498.6	498.2
5.176% Senior Notes due June 2029(1)	750.0	—
5.314% Senior Notes due June 2031(1)	500.0	—
5.700% Senior Notes due August 2033(1)	993.4	992.6
5.450% Senior Notes due June 2034(1)	749.5	—
5.700% Senior Notes due June 2054(1)	597.6	—
Finance leases and other long-term debt	14.1	15.2
Swap valuation adjustments	(0.3)	—
Unamortized debt issuance costs	(47.0)	(23.4)
Total long-term debt, net, including current maturities	4,755.8	2,722.6
Current maturities of long-term debt	1.4	29.6
Total long-term debt, net	$4,754.4	$2,693.0
(1)This amount is net of unamortized discounts. Total unamortized discounts were $11.0 million and $9.9 million as of December 31, 2024 and 2023, respectively.
(2)The weighted-average interest rate was 7.18% for the five month period prior to the loan repayment in May 2024, as discussed below.

Senior Notes
New Senior Notes
On May 10, 2024, the Company issued $3,300.0 million in aggregate principal amount of senior unsecured notes comprised of $700.0 million aggregate principal amount of 5.197% Senior Notes due 2027 (the “2027 Notes”), $750.0 million aggregate principal amount of 5.176% Senior Notes due 2029 (the “2029 Notes”), $500.0 million aggregate principal amount of 5.314% Senior Notes due 2031 (the “2031 Notes”), $750.0 million aggregate principal amount of 5.450% Senior Notes due 2034 (the “2034 Notes”) and $600.0 million aggregate principal amount of 5.700% Senior Notes due 2054 (the “2054 Notes” and, together with the 2027 Notes, 2029 Notes, 2031 Notes and 2034 Notes, the “New Notes,” and collectively with the Existing Senior Notes, the “Senior Notes”). The Company used the net proceeds of the 2034 Notes and the 2054 Notes to repay in full all indebtedness under, and terminate all commitments and discharge and release all guarantees in respect of, the Company’s former Senior Secured Credit Facilities (as described below) and used the remaining net proceeds of such New Notes for general corporate purposes. The Company used the net proceeds of the 2027 Notes, the 2029 Notes and the 2031 Notes to partially fund the cash consideration of the acquisition of ILC Dover, with any remaining cash consideration funded with cash on hand. The New Notes were issued pursuant to a base indenture, dated as of August 14, 2023 (the “Base Indenture”), between the Company and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), as supplemented by the third supplemental indenture (the “Supplemental Indenture” and, together with the Base Indenture, the “New Indenture”) dated as of May 10, 2024, between the Company and the Trustee. The interest payment dates for the New Notes are June 15 and December 15 of each year, with interest payable in arrears. The New Notes mature on June 15 in their respective year of maturity.
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
Existing Senior Notes
On August 14, 2023, the Company completed its issuance of $1,500.0 million in aggregate principal amount of senior unsecured notes comprised of $500.0 million aggregate principal amount of 5.400% Senior Notes due August 2028 (the “2028 Senior Notes”) and $1,000.0 million aggregate principal amount of 5.700% Senior Notes due August 2033 (the “2033 Senior Notes” and, together with the 2028 Senior Notes, the “Existing Notes”). The Company used the proceeds of the offering of the Existing Notes to repay a portion of the amounts outstanding under its former Senior Secured Credit Facilities. The Existing Notes were issued pursuant to the Base Indenture, as supplemented by a 2028 Supplemental Indenture No. 1 with respect to the 2028 Senior Notes and a 2033 Senior Notes Supplemental Indenture No. 1 with respect to the 2033 Senior Notes, each dated as of August 14, 2023, between the Company and the Trustee (collectively, the “Existing Indenture”). The interest payment dates for the Senior Notes are February 14 and August 14 of each year, with interest payable in arrears.
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
All Senior Notes
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
The Existing Indenture and New Indenture contain covenants that limit the Company’s (and its subsidiaries’) ability to, among other things: (i) create liens on certain assets; (ii) consolidate, merge, sell or otherwise dispose of all or substantially all of its consolidated assets; and (iii) enter into sale and leaseback transactions with respect to certain assets, as well as customary events of default and covenants for an issuer of investment grade debt securities.
Former Senior Secured Credit Facilities
The former Senior Secured Credit Facilities provided senior secured financing consisting of (i) a senior secured term loan facility denominated in U.S. dollars (as refinanced and otherwise modified from time to time prior to February 28, 2020, the “Original Dollar Term Loan”), (ii) a senior secured term loan facility denominated in U.S. dollars (entered into at the time of the Merger, the “Dollar Term Loan B”), and (iii) a senior secured revolving credit facility (as refinanced and otherwise modified from time to time, the “Revolving Credit Facility”). The Revolving Credit Facility was available to be drawn in U.S. dollars (“USD”), Euros (“EUR”), Great British Pounds (“GBP”) and other reasonably accepted foreign currencies, subject to certain sublimits for the foreign currencies.
On April 21, 2023, the Company entered into Amendment No. 9 to the Credit Agreement, which (a) extended the maturity date for the revolving credit commitments from June 28, 2024 to April 21, 2028, (b) increased the aggregate revolving credit commitments from $1,100.0 million to $2,000.0 million, and (c) made certain other corresponding changes and updates. The amendment resulted in the write-off of unamortized debt issuance costs of $0.9 million which was recognized in “Loss on extinguishment of debt” in the Condensed Consolidated Statements of Operations. In August 2023, the Company repaid a portion of the Dollar Term Loan B and in May 2024, the Company repaid the remaining portion of the Dollar Term Loan B and Dollar Term Loan. These repayments resulted in the write-off of unamortized discounts and debt issuance costs of $3.0 million and $12.6 million, respectively, for the years ended December 31, 2024 and 2023, which was recognized in “Loss on extinguishment of debt” in the Consolidated Statements of Operations.
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
As of December 31, 2024, the aggregate amount of commitments under the New Revolving Credit Facility was $2,600.0 million and the capacity under the New Revolving Credit Facility to issue letters of credit was $200.0 million. As of December 31, 2024, the Company had no outstanding borrowings under the New Revolving Credit Facility, no outstanding letters of credit under the New Revolving Credit Facility and unused availability under the New Revolving Credit Facility of $2,600.0 million.
As of December 31, 2024, we were in compliance with all covenants under our Senior Notes and New Revolving Credit Facility.

Commercial Paper Program
On August 13, 2024, the Company established a commercial paper program (the “Commercial Paper Program”), pursuant to which it may issue short-term, unsecured commercial paper notes in a maximum aggregate principal amount of $2,600 million, with maturities of up to 397 days from the date of issuance. The proceeds of the notes issued under the Commercial Paper Program may be used for various purposes including acquisitions. The Company had no outstanding borrowings under the Commercial Paper Program as of December 31, 2024.
Fair Value of Debt
The fair value of the Company’s debt instruments was $4.9 billion and $2.8 billion at December 31, 2024 and 2023, respectively. The Company measures the fair value of its debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. See Note 20, “Fair Value Measurements” for information on the fair value hierarchy.
Total Debt Maturities
Total debt maturities for the five years subsequent to December 31, 2024 and thereafter are $3.1 million, $1.7 million, $701.5 million, $501.5 million, $751.5 million and $2,856.5 million, respectively.
Note 13:    Benefit Plans
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

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023	2024	2023
Reconciliation of Benefit Obligations:
Beginning balance	$294.0	$319.8	$263.2	$247.5	$18.3	$21.0
Service cost	0.1	0.1	2.9	2.6	—	—
Interest cost	13.4	15.7	10.7	11.1	0.8	0.9
Participant contributions	—	—	0.2	—	—	—
Plan amendments	—	—	—	0.3	(10.9)	—
Actuarial losses (gains)(1)	(18.1)	6.0	(11.3)	3.3	0.2	(1.0)
Benefit payments	(22.2)	(16.1)	(14.5)	(13.6)	(2.4)	(2.7)
Acquisitions	—	—	10.2	—	—	—
Plan settlements	(2.5)	(31.5)	—	—	—	—
Other	—	—	0.6	—	—	—
Effect of foreign currency exchange rate changes	—	—	(10.6)	12.0	(0.1)	0.1
Benefit obligations ending balance	$264.7	$294.0	$251.4	$263.2	$5.9	$18.3
Reconciliation of Fair Value of Plan Assets:
Beginning balance	$237.5	$263.6	$206.0	$196.4
Actual return on plan assets	(6.0)	18.7	(7.1)	6.7
Employer contributions	0.1	2.8	6.5	6.6
Participant contributions	—	—	0.2	—
Acquisitions	—	—	8.5	—
Benefit payments	(22.2)	(16.1)	(14.5)	(13.6)
Plan settlements	(2.5)	(31.5)	—	—
Other	—	—	0.6	—
Effect of foreign currency exchange rate changes	—	—	(5.6)	9.9
Fair value of plan assets ending balance	$206.9	$237.5	$194.6	$206.0

Funded Status as of Period End	$(57.8)	$(56.5)	$(56.8)	$(57.2)	$(5.9)	$(18.3)
(1)Actuarial losses (gains) primarily resulted from changes in discount rates.
Amounts recognized as a component of accumulated other comprehensive income (loss) as of December 31, 2024 and 2023 that have not been recognized as a component of net periodic benefit cost are presented in the following table.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023	2024	2023
Net actuarial losses (gains)	$(10.8)	$(11.0)	$7.6	$(1.1)	$(3.2)	$(4.3)
Prior service cost	—	—	2.7	2.9	(10.9)	0.1
Amounts included in accumulated other comprehensive income (loss)	$(10.8)	$(11.0)	$10.3	$1.8	$(14.1)	$(4.2)
Pension and other postretirement benefit liabilities and assets are included in the following captions in the Consolidated Balance Sheets as of December 31, 2024 and 2023.

	2024	2023
Other assets	$18.5	$18.8
Accrued liabilities	(6.4)	(6.2)
Pension and other postretirement benefits	(132.6)	(144.6)

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2024 and 2023.

	U.S. Pension Plans		Non-U.S. Pension Plans
	2024	2023	2024	2023
Projected benefit obligations	$264.7	$294.0	$119.7	$105.4
Accumulated benefit obligation	264.7	294.0	112.7	86.4
Fair value of plan assets	206.9	237.5	42.8	17.0
The accumulated benefit obligation for all U.S. defined benefit pension plans was $264.7 million and $294.0 million as of December 31, 2024 and 2023, respectively. The accumulated benefit obligation for all non-U.S. defined benefit pension plans was $243.3 million and $254.8 million as of December 31, 2024 and 2023, respectively.
The following tables provide the components of net periodic benefit cost (income) and other amounts recognized in other comprehensive income (loss), before income tax effects, for the years ended December 31, 2024, 2023 and 2022.

	U.S. Pension Plans
	2024	2023	2022
Net Periodic Benefit Cost:
Service cost	$0.1	$0.1	$4.4
Interest cost	13.4	15.7	11.3
Expected return on plan assets	(12.7)	(13.2)	(13.0)
Amortization of net actuarial loss	—	0.1	—
Net periodic benefit cost	0.8	2.7	2.7
Loss (gain) due to settlement	0.4	(0.4)	(0.5)
Total net periodic benefit cost recognized	$1.2	$2.3	$2.2
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial loss	$0.6	$0.5	$0.4
Amortization of net actuarial gain (loss)	(0.4)	0.3	0.5
Total recognized in other comprehensive income (loss)	$0.2	$0.8	$0.9
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$1.4	$3.1	$3.1

	Non-U.S. Pension Plans
	2024	2023	2022
Net Periodic Benefit Cost (Income):
Service cost	$2.9	$2.6	$3.3
Interest cost	10.7	11.1	5.9
Expected return on plan assets	(11.2)	(11.0)	(11.8)
Amortization of prior service cost	0.2	0.1	0.1
Amortization of net actuarial loss	(1.3)	(1.7)	0.3
Total net periodic benefit cost (income) recognized	$1.3	$1.1	$(2.2)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial loss (gain)	$7.0	$7.5	$(33.3)
Amortization of net actuarial gain (loss)	1.3	1.7	(0.3)
Prior service cost	—	0.3	—
Amortization of prior service cost	(0.2)	(0.1)	(0.1)
Effect of foreign currency exchange rate changes	0.4	0.3	(3.2)
Total recognized in other comprehensive income (loss)	$8.5	$9.7	$(36.9)
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$9.8	$10.8	$(39.1)

	Other Postretirement Benefits
	2024	2023	2022
Net Periodic Benefit Cost (Income):
Interest cost	$0.8	$0.9	$0.7
Amortization of prior service cost	0.1	0.1	—
Amortization of net actuarial loss	(0.8)	(1.1)	—
Total net periodic benefit cost (income) recognized	$0.1	$(0.1)	$0.7
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial loss (gain)	$0.2	$(1.0)	$(5.0)
Amortization of net actuarial loss	0.8	1.1	—
Prior service cost	(10.9)	—	—
Amortization of prior service cost	(0.1)	(0.1)	—
Total recognized in other comprehensive income (loss)	$(10.0)	$—	$(5.0)
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$(9.9)	$(0.1)	$(4.3)
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
The following actuarial assumptions were used to determine net periodic benefit cost (income) and benefit obligations for the years ended December 31, 2024, 2023 and 2022.

	U.S. Pension Plans			Non-U.S. Pension Plans
	2024	2023	2022	2024	2023	2022
Weighted-average actuarial assumptions used to determine net periodic benefit cost:
Discount rate	5.0%	5.2%	2.7%	4.2%	4.5%	1.6%
Expected long-term rate of return on plan assets	5.8%	5.4%	3.5%	5.5%	5.5%	4.4%
Rate of compensation increases	N/A	N/A	3.0%	5.0%	4.3%	4.3%
Weighted-average actuarial assumptions used to determine benefit obligations:
Discount rate	5.5%	5.0%	5.2%	4.5%	4.2%	4.5%
Rate of compensation increases	N/A	N/A	N/A	5.0%	5.0%	4.3%
The following actuarial assumptions were used to determine other postretirement benefit plans costs and obligations for the years ended December 31, 2024, 2023 and 2022.

	Other Postretirement Benefits
	2024	2023	2022
Discount rate used to determine net periodic benefit cost	4.9% - 5.1%	4.9% - 5.2%	2.4% - 3.0%
Discount rate used to determine benefit obligations	4.4% - 5.4%	4.9% - 5.1%	4.9% - 5.2%
Weighted-average actuarial assumptions used to determine other postretirement benefit plans costs and obligations:
Healthcare cost trend rate assumed for next year	5.1%	6.8%	6.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0%	4.4%	4.5%
Year that the date reaches the ultimate trend rate	2040	2035	2034

The following table reflects the estimated benefit payments for the next five years and for the years 2030 through 2034. The estimated benefit payments for the non-U.S. pension plans were calculated using foreign exchange rates as of December 31, 2024.

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans
2025	$26.4	$14.7	$2.4
2026	25.1	14.9	0.4
2027	24.9	14.5	0.4
2028	23.9	15.1	0.3
2029	23.4	17.1	0.3
Aggregate 2030-2034	98.3	86.0	1.3
In 2025, the Company expects to contribute $5.2 million to the U.S. pension plans, $7.3 million to the non-U.S. pension plans, and $2.4 million to the other postretirement benefit plans.
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
The Company’s primary pension plans are in the U.S. and UK which together comprise 76% of the total benefit obligations and 87% of total plan assets as of December 31, 2024. The following table presents the long-term target allocations for these plans as of December 31, 2024.

	U.S. Plans	UK Plan
Asset category:
Equity	16%	12%
Fixed income	83%	56%
Real estate and other	1%	32%
Total	100%	100%

Fair Value Measurements
The following tables present the fair values of the Company’s pension plan assets as of December 31, 2024 and 2023 by asset category within the ASC 820 hierarchy (as defined in Note 21 “Fair Value Measurements”).

	December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV (5)	Total
Asset Category
Cash and cash equivalents(1)	$5.1	$—	$—	$—	$5.1
Equity funds:
U.S. small-cap	—	—	—	0.9	0.9
U.S. mid-cap	—	—	—	2.6	2.6
U.S. large-cap	—	2.5	—	11.6	14.1
International equity(2)	—	23.2	—	26.5	49.7
Total equity funds	—	25.7	—	41.6	67.3
Fixed income funds:
Corporate bonds - international	—	23.8	—	15.8	39.6
UK index-linked gilts	—	66.0	—	—	66.0
U.S. fixed income - government securities	—	—	—	20.5	20.5
U.S. fixed income - short duration	—	—	—	1.8	1.8
U.S. fixed income - intermediate duration	—	—	—	25.2	25.2
U.S. fixed income - long duration	—	—	—	122.7	122.7
Global fixed income	—	—	—	1.8	1.8
Total fixed income funds	—	89.8	—	187.8	277.6
Other types of investments:
International real estate(3)	—	11.6	—	—	11.6
Other(4)		—	38.1	1.8	39.9
Total	$5.1	$127.1	$38.1	$231.2	$401.5

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV (5)	Total
Asset Category
Cash and cash equivalents(1)	$7.1	$—	$—	$—	$7.1
Equity funds:
U.S. small-cap	—	—	—	3.7	3.7
U.S. large-cap	—	2.0	—	17.5	19.5
International equity(2)	14.2	10.5	—	17.2	41.9
Total equity funds	14.2	12.5	—	38.4	65.1
Fixed income funds:
Corporate bonds - international	—	26.9	—	15.8	42.7
UK index-linked gilts	—	78.7	—	—	78.7
U.S. fixed income - government securities	—	—	—	43.2	43.2
U.S. fixed income - short duration	—	—	—	1.3	1.3
U.S. fixed income - intermediate duration	—	—	—	30.9	30.9
U.S. fixed income - long corporate	—	—	—	122.3	122.3
Global fixed income	—	—	—	7.2	7.2
Total fixed income funds	—	105.6	—	220.7	326.3
Other types of investments:
International real estate(3)	—	15.4	—	—	15.4
Other(4)		—	29.6	—	29.6
Total	$21.3	$133.5	$29.6	$259.1	$443.5
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
Defined Contribution Plans
The Company also sponsors defined contribution plans at various locations throughout the world. Benefits are determined and funded regularly based on terms of the plans or as stipulated in a collective bargaining agreement. The Company’s full-time salaried and hourly employees in the U.S. are eligible to participate in Company-sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401(k) of the Internal Revenue Code. The Company’s contributions to the savings plans are in the form of cash. The Company’s total contributions to all worldwide defined contribution plans for the years ended December 31, 2024, 2023, and 2022 were $49.1 million, $47.0 million and $46.6 million, respectively.
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

Note 14:    Stockholders’ Equity and Noncontrolling Interests
Stockholders’ Equity
As of December 31, 2024 and 2023, 1,000,000,000 shares of voting common stock were authorized. Shares of common stock outstanding were 402,880,079 and 403,347,394 as of December 31, 2024 and 2023, respectively. The Company is governed by the General Corporation Law of the State of Delaware. All authorized shares of voting common stock have a par value of $0.01. Shares of common stock reacquired are considered issued and reported as Treasury shares.
Noncontrolling Interests
The Company has a controlling interest of approximately 75% of the common shares of Ingersoll-Rand India Limited. The remaining shares are owned by unaffiliated shareholders and traded on India stock exchanges regulated by Securities and Exchange Board of India.
Share Repurchase Program
On August 24, 2021, the Board of Directors of Ingersoll Rand authorized a share repurchase program pursuant to which the Company may repurchase up to $750.0 million of its common stock, and on April 25, 2024, the Company announced that our Board of Directors approved an incremental $1.0 billion increase to the share repurchase authorization (the “Repurchase Program”). Under the repurchase program, Ingersoll Rand is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with all applicable securities laws and regulations, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
Under the Repurchase Program, the Company repurchased 2,665,262 shares, 3,963,243 shares, and 5,673,937 shares during the years ended December 31, 2024, 2023, and 2022, respectively, at an average price per share of $93.80, $62.98, and $45.36 for an aggregate value of $250.0 million, $249.6 million, and $257.3 million, respectively.
Note 15:    Accumulated Other Comprehensive Income (Loss)
The Company’s other comprehensive income (loss) consists of (i) unrealized foreign currency net gains and losses on the translation of the assets and liabilities of its foreign operations; (ii) realized and unrealized foreign currency gains and losses on intercompany notes of a long-term nature and certain hedges of net investments in foreign operations, net of income taxes; (iii) unrealized gains and losses on cash flow hedges, net of income taxes; and (iv) pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes. See Note 13 “Benefit Plans” and Note 20 “Hedging Activities, Derivative Instruments and Credit Risk.”
The before tax income (loss) and related income tax effect are as follows.

	Foreign Currency Translation Adjustments, Net	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2021	$(29.9)	$—	$(11.7)	$(41.6)
Before tax income (loss)	(237.1)	21.3	41.0	(174.8)
Income tax effect	(15.8)	(5.3)	(14.2)	(35.3)
Other comprehensive income (loss)	(252.9)	16.0	26.8	(210.1)
Balance as of December 31, 2022	$(282.8)	$16.0	$15.1	$(251.7)
Before tax income (loss)	23.0	(5.1)	(10.5)	7.4
Income tax effect	11.8	1.3	3.6	16.7
Other comprehensive income (loss)	34.8	(3.8)	(6.9)	24.1
Balance as of December 31, 2023	$(248.0)	$12.2	$8.2	$(227.6)
Before tax income (loss)	(218.6)	(14.1)	1.3	(231.4)
Income tax effect	(13.0)	5.0	(1.5)	(9.5)
Other comprehensive loss	(231.6)	(9.1)	(0.2)	(240.9)
Balance as of December 31, 2024	$(479.6)	$3.1	$8.0	$(468.5)
The tables above include only the other comprehensive income (loss), net of tax, attributable to Ingersoll Rand Inc. Other comprehensive income (loss), net, attributable to noncontrolling interest holders was $2.7 million, $1.7 million and $(7.2)

million for the years ended December 31, 2024, 2023 and 2022, respectively, and related entirely to foreign currency translation adjustments.
Changes in accumulated other comprehensive income (loss) by component for the periods described below are presented in the following table(1).

	Foreign Currency Translation Adjustments, Net	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2021	$(29.9)	$—	$(11.7)	$(41.6)
Other comprehensive income (loss) before reclassifications	(244.3)	13.9	26.9	(203.5)
Amounts reclassified from accumulated other comprehensive income (loss)	(8.6)	2.1	(0.1)	(6.6)
Other comprehensive income (loss)	(252.9)	16.0	26.8	(210.1)
Balance as of December 31, 2022	$(282.8)	$16.0	$15.1	$(251.7)
Other comprehensive income (loss) before reclassifications	49.0	7.9	(4.7)	52.2
Amounts reclassified from accumulated other comprehensive income (loss)	(14.2)	(11.7)	(2.2)	(28.1)
Other comprehensive income (loss)	34.8	(3.8)	(6.9)	24.1
Balance as of December 31, 2023	$(248.0)	$12.2	$8.2	$(227.6)
Other comprehensive income (loss) before reclassifications	(218.3)	2.7	0.8	(214.8)
Amounts reclassified from accumulated other comprehensive income (loss)	(13.3)	(11.8)	(1.0)	(26.1)
Other comprehensive loss	(231.6)	(9.1)	(0.2)	(240.9)
Balance as of December 31, 2024	$(479.6)	$3.1	$8.0	$(468.5)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
Reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022 are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	2024	2023	2022	Affected Line(s) in the Statement Where Net Income is Presented
Cash flow hedges (interest rate swaps and caps)	$(15.7)	$(15.6)	$2.8	Interest expense
Provision (benefit) for income taxes	3.9	3.9	(0.7)	Provision for income taxes
Cash flow hedges (interest rate swaps and caps), net of tax	$(11.8)	$(11.7)	$2.1

Net investment hedges	$(17.7)	$(19.0)	$(11.5)	Interest expense
Provision for income taxes	4.4	4.8	2.9	Provision for income taxes
Net investment hedges, net of tax	$(13.3)	$(14.2)	$(8.6)

Amortization of defined benefit pension and other postretirement benefit items(1)	$(1.4)	$(2.9)	$(0.1)	Cost of sales and Selling and administrative expenses
Provision for income taxes	0.4	0.7	—	Provision for income taxes
Amortization of defined benefit pension and other postretirement benefit items, net of tax	$(1.0)	$(2.2)	$(0.1)

Total reclassifications for the period	$(26.1)	$(28.1)	$(6.6)
(1)These components are included in the computation of net periodic benefit cost. See Note 13 “Benefit Plans” for additional details.

Note 16:    Revenue from Contracts with Customers
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

Disaggregation of Revenue
The following table provides disaggregated revenue by reportable segment for the years ended December 31, 2024 and 2023.

	Industrial Technologies and Services		Precision and Science Technologies		Total
	2024	2023	2024	2023	2024	2023
Primary Geographic Markets
United States	$2,461.2	$2,328.0	$651.1	$567.2	$3,112.3	$2,895.2
Other Americas	452.9	373.1	88.3	29.0	541.2	402.1
Total Americas	2,914.1	2,701.1	739.4	596.2	3,653.5	3,297.3
EMEIA	1,854.9	1,800.8	520.0	466.7	2,374.9	2,267.5
China	680.8	785.7	113.8	138.9	794.6	924.6
Other Asia Pacific	368.3	345.2	43.7	41.5	412.0	386.7
Total Asia Pacific	1,049.1	1,130.9	157.5	180.4	1,206.6	1,311.3
Total	$5,818.1	$5,632.8	$1,416.9	$1,243.3	$7,235.0	$6,876.1

Product Categories
Original equipment(1)	$3,494.0	$3,425.9	$1,110.2	$990.9	$4,604.2	$4,416.8
Aftermarket(2)	2,324.1	2,206.9	306.7	252.4	2,630.8	2,459.3
Total	$5,818.1	$5,632.8	$1,416.9	$1,243.3	$7,235.0	$6,876.1

Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$5,295.6	$5,147.2	$1,376.4	$1,236.2	$6,672.0	$6,383.4
Revenue recognized over time(4)	522.5	485.6	40.5	7.1	563.0	492.7
Total	$5,818.1	$5,632.8	$1,416.9	$1,243.3	$7,235.0	$6,876.1
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
As of December 31, 2024, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $742.6 million in the next twelve months and $788.6 million in periods thereafter. The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time and service contracts with an original duration greater than one year.

Contract Balances
The following table provides the contract balances as of December 31, 2024 and 2023 presented in the Consolidated Balance Sheets.

	December 31, 2024	December 31, 2023
Accounts receivable, net	$1,335.4	$1,234.2
Contract assets	111.2	85.6
Contract liabilities - current	318.6	331.2
Contract liabilities - noncurrent	0.9	1.0
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
Contract liabilities – Advance payments received from customers for contracts for which revenue is not yet recognized. Contract liability balances are generally recognized in revenue within twelve months. Of the $332.2 million in contract liabilities as of December 31, 2023, we recognized substantially all as revenue in the year ended December 31, 2024.
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
Note 17:    Income Taxes
Income before income taxes for the years ended December 31, 2024, 2023 and 2022 consisted of the following.

	2024	2023	2022
U.S.	$383.7	$356.0	$267.5
Non-U.S.	749.1	675.1	474.7
Income before income taxes	$1,132.8	$1,031.1	$742.2

The following table details the components of the Provision for income taxes for the years ended December 31, 2024, 2023 and 2022.

	2024	2023	2022
Current:
U.S. federal	$87.5	$111.5	$66.5
U.S. state and local	22.8	23.7	21.5
Non-U.S.	185.3	181.7	147.4
Deferred:
U.S. federal	(9.7)	(44.0)	(37.3)
U.S. state and local	(5.7)	(6.9)	(5.5)
Non-U.S.	(17.7)	(26.0)	(43.0)
Provision for income taxes	$262.5	$240.0	$149.6
Certain prior period amounts within this Note have been reclassified to conform to the current period presentation.
The U.S. federal corporate statutory rate is reconciled to the Company’s effective income tax rate for the years ended December 31, 2024, 2023 and 2022 as follows.

	2024	2023	2022
U.S. federal corporate statutory rate	21.0%	21.0%	21.0%
State and local taxes, less federal tax benefit	1.4	1.3	2.0
Net effects of foreign tax rate differential	2.5	1.8	1.5
Withholding tax	1.3	1.5	2.1
Repatriation cost	(1.5)	(2.0)	(3.2)
Global Intangible Low-Tax Income (“GILTI”)	0.4	0.7	0.3
ASC 740-30 (formerly APB 23)	1.5	1.7	1.9
Valuation allowance changes	0.4	1.7	0.5
Uncertain tax positions	0.9	0.9	0.2
Equity compensation	(1.3)	(0.6)	(0.6)
Nondeductible acquisition costs	0.3	0.4	0.4
Foreign Derived Intangible Income (“FDII”) deduction	(1.1)	(1.4)	(1.6)
Tax credits	(0.6)	(0.7)	(1.1)
Income not subject to tax	(0.3)	(1.6)	(3.5)
Amortization of goodwill and other intangible assets	(1.3)	(0.8)	—
Interest on equity	(1.8)	(0.7)	(0.4)
Return to provision adjustment	(0.2)	0.1	—
Loss on sale	1.1	—	—
Other, net	0.5	—	0.7
Effective income tax rate	23.2%	23.3%	20.2%

The principal items that gave rise to deferred income tax assets and liabilities as of December 31, 2024 and 2023 are as follows.

	2024	2023
Deferred Tax Assets:
Reserves and accruals	$83.4	$80.1
Allowance for credit losses	7.4	7.8
Inventory reserve	9.0	5.9
Pension and postretirement benefit plans	20.0	25.3
Tax loss carryforwards	112.4	81.3
Deferred taxes recorded in other comprehensive income	1.4	13.4
Foreign tax credit carryforwards	50.7	57.9
Other	22.4	32.2
Total deferred tax assets	306.7	303.9
Valuation allowance	(125.6)	(115.7)
Deferred Tax Liabilities:
LIFO inventory	(20.3)	(20.2)
Investment in partnership	(30.2)	(35.7)
Property, plant and equipment	(50.0)	(42.5)
Intangible assets	(770.4)	(635.4)
Unremitted foreign earnings	(41.8)	(35.5)
Total deferred tax liabilities	(912.7)	(769.3)
Net deferred income tax liability	$(731.6)	$(581.1)
The Company believes that it is more likely than not that it will realize its deferred tax assets through the reduction of future taxable income, other than for the deferred tax assets reflected below. Tax attributes and related valuation allowances as of December 31, 2024 were as follows.

	Tax Benefit	Valuation Allowance	Carryforward Period Ends
Tax Attributes to be Carried Forward
U.S. federal net operating loss	$13.3	$(0.1)	2032-2038
U.S. federal capital loss	0.6	(0.6)	2029
U.S. federal tax credit	50.8	(50.8)	2025-2034
Alternative minimum tax credit	0.5	(0.1)	Unlimited
U.S. state and local net operating losses	4.9	(2.1)	2026-2041
U.S. state capital loss	0.3	(0.1)	2028
Non U.S. net operating losses	62.6	(36.5)	Unlimited
Non U.S. capital losses	0.6	(0.6)	Unlimited
Excess interest	30.0	(29.7)	Unlimited
Other deferred tax assets	5.0	(5.0)	Unlimited
Total tax carryforwards	$168.6	$(125.6)
A reconciliation of the changes in the valuation allowance for deferred tax assets for the years ended December 31, 2024, 2023 and 2022 are as follows.

	2024	2023	2022
Beginning balance	$115.7	$107.3	$106.4
Revaluation or additions due to acquisitions or mergers(1)	22.9	—	—
Charged to tax expense	(10.8)	6.4	3.1
Charged to other accounts	(2.2)	2.0	(2.2)
Ending balance	$125.6	$115.7	$107.3
(1)Revaluation for the tax year ended December 31, 2024 relates to the inclusion of ILC Dover’s opening balance sheet beginning valuation allowance.

Total unrecognized tax benefits were $26.4 million, $19.1 million and $10.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. The net increase in this balance primarily relates to current year additions to previously established reserves. Included in total unrecognized benefits at December 31, 2024 is $26.4 million of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized. The balance of total unrecognized tax benefits is not expected to significantly increase or decrease within the next twelve months. Below is a tabular reconciliation of the changes in total unrecognized tax benefits during the years ended December 31, 2024, 2023 and 2022.

	2024	2023	2022
Beginning balance	$19.1	$10.8	$21.1
Gross increases for tax positions of prior years	0.8	0.4	0.4
Gross decreases for tax positions of prior years	(0.3)	—	(3.7)
Gross increases for tax positions of current year	8.1	7.9	4.1
Settlements	—	—	(9.9)
Lapse of statute of limitations	(0.6)	(0.2)	(0.1)
Changes due to currency fluctuations	(0.7)	0.2	(1.1)
Ending balance	$26.4	$19.1	$10.8
The Company includes interest expense and penalties related to unrecognized tax benefits as part of the provision for income taxes. The Company’s income tax liabilities at December 31, 2024 and 2023 include accrued interest and penalties of $3.2 million and $2.0 million, respectively.
The statutes of limitations for U.S. Federal tax returns are open beginning with the 2020 tax year, and state returns are open beginning with the 2014 tax year. The Company is currently under audit for the 2020 tax year. The Internal Revenue Service (“IRS”) has largely completed its examination of the 2020 tax year and no material adjustments were proposed. The Company was notified during 2024 of a new U.S. Federal income tax audit for the tax years 2021 and 2022. There are no known issues as the audit will start in 2025.
The Company is subject to income tax in 48 jurisdictions outside the U.S. The statute of limitations varies by jurisdiction with 2013 being the oldest year still open. The Company’s significant operations outside the U.S. are located in the United Kingdom, Germany, China, Ireland, Switzerland, and Singapore. In Germany, a tax audit covering tax years 2011-2014 was closed in Q4 2024. Note that any other liabilities arising from pre-merger tax years for legacy Ingersoll Rand Industrial entities would be indemnified.
The Company does not assert the ASC 740-30 (formerly APB 23) indefinite reinvestment of the Company’s historical non-U.S. earnings or future non-U.S. earnings. The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States. The Company’s deferred income tax liability as of December 31, 2024 was $41.8 million.
Note 18:    Leases
The components of lease expense for the years ended December 31, 2024 and 2023 are as follows.

	2024	2023
Operating lease cost	$64.5	$53.7

Finance lease cost
Amortization of right-of-use assets	$1.5	$1.5
Interest on lease liabilities	0.9	0.9
Total finance lease cost	$2.4	$2.4

Short-term lease cost	$2.2	$1.9

Supplemental cash flow information related to leases for the years ended December 31, 2024 and 2023 is as follows.

	2024	2023
Supplemental Cash Flows Information
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from operating leases	$63.8	$53.7
Operating cash flows from finance leases	0.9	1.0
Financing cash flows from finance leases	1.3	1.2
Leased Assets Obtained in Exchange for New Operating Lease Liabilities	96.2	62.5
Supplemental balance sheet information related to leases is as follows.

	December 31, 2024	December 31, 2023
Operating leases
Other assets	$226.6	$164.4

Accrued liabilities	$56.3	$41.6
Other liabilities	165.5	116.9
Total operating lease liabilities	$221.8	$158.5

Finance Leases
Property, plant and equipment	$11.1	$12.3

Short-term borrowings and current maturities of long-term debt	$1.3	$1.3
Long-term debt, less current maturities	12.6	13.6
Total finance lease liabilities	$13.9	$14.9

Weighted Average Remaining Lease Term (in years)
Operating leases	5.2	5.1
Finance leases	9.4	10.3

Weighted Average Discount Rate
Operating leases	4.1%	3.6%
Finance leases	6.5%	6.4%
Maturities of lease liabilities as of December 31, 2024 are as follows.

	Operating Leases	Finance Leases
2025	$63.6	$2.2
2026	55.1	2.1
2027	41.3	2.1
2028	29.4	2.1
2029	17.7	2.1
Thereafter	39.2	8.5
Total lease payments	$246.3	$19.1
Less imputed interest	(24.5)	(5.2)
Total	$221.8	$13.9
Note 19:    Stock-Based Compensation Plans
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
Stock-Based Compensation Expense
Stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022 is included in “Cost of sales” and “Selling and administrative expenses” in the Consolidated Statements of Operations and is only related to continuing operations.

	2024	2023	2022
Equity awards granted under the 2013 Plan and 2017 Plan(1)	$58.8	$51.1	$80.0
Increase (decrease) in the liability for stock appreciation rights (“SAR”)	—	0.8	(1.1)
Total stock-based compensation expense	$58.8	$51.9	$78.9
(1) In 2022, of the $80.0 million of expense for equity awards granted under the 2013 Plan and 2017 Plan, $39.5 million related to the $150 million equity grant to nearly 16,000 employees worldwide announced in the third quarter of 2020.
As of December 31, 2024, there was $110.6 million of total unrecognized compensation expense related to outstanding stock option, restricted stock unit and performance share unit awards granted to employees and non-employee directors, as well as 300,000 conditional stock options awarded during the third quarter of 2022 to our Chairman and CEO in which the service date precedes the grant date, and will be granted upon achievement of certain performance targets. These 300,000 stock options have not been included in the Stock Option Awards section below since the grant date has not occurred.
SARs, granted under the 2013 Plan, were settled in cash and were accounted for as liability awards. As of December 31, 2024 and 2023, there were no SARs outstanding.

Stock Option Awards
A summary of the Company’s stock option activity for the year ended December 31, 2024 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Exercise Price (per share)	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value of In-The-Money Options (in millions)
Outstanding at December 31, 2023	5,282	$31.09
Granted	610	90.55
Exercised or Settled	(1,615)	19.96
Forfeited	(88)	65.08
Expired	(4)	40.22
Outstanding at December 31, 2024	4,185	43.33	5.5	$197.4

Vested at December 31, 2024	2,708	29.34	4.1	$165.5
The per-share weighted average grant date fair value of stock options granted during the years ended December 31, 2024, 2023 and 2022 was $38.97, $25.28 and $21.24, respectively.
The intrinsic value of stock options exercised was $114.8 million, $75.0 million and $27.7 million during the years ended December 31, 2024, 2023 and 2022, respectively.
The following assumptions were used to estimate the fair value of options granted during the years ended December 31, 2024, 2023 and 2022.

	2024	2023	2022
Expected life of options (in years)	6.3 - 7.5	6.3 - 7.5	6.3
Risk-free interest rate	3.7% - 4.3%	3.8% - 4.6%	1.9% - 3.9%
Assumed volatility	34.9% - 35.2%	35.6% - 36.6%	37.1% - 38.3%
Expected dividend rate	0.1%	0.0% - 0.1%	0.1% - 0.2%
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
A summary of the Company’s restricted stock unit activity for the year ended December 31, 2024 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2023	957	$52.18
Granted	433	90.94
Vested	(469)	47.96
Forfeited	(87)	68.20
Non-vested as of December 31, 2024	834	73.00
Performance Share Unit Awards (“PSUs”)
Annually, during the first quarter, the Company grants TSR PSUs to certain employees in which the number of shares issued at the end of the performance period is determined by the Company’s total shareholder return percentile rank versus the S&P 500 index for the three year performance period. The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model and compensation cost is recognized straight-line over a three year period.

During the third quarter of 2022, the Company granted Special TSR PSUs to its Chairman and CEO under which the market condition is achieved on the first date during the five year performance period on which the sum of (i) the 60-day volume-weighted average closing price of the Company’s common stock, plus (ii) the cumulative value of any dividends paid during the five year performance period equals or exceeds $81.85. Vesting of this award is conditional upon the service condition even though the market condition was achieved prior to the end of the performance period. The grant date fair value of these awards was determined using a Monte Carlo simulation pricing model and compensation cost is recognized straight-line over a five year period. The Company also granted its Chairman and CEO Special EPS PSUs that are eligible to vest based on the level of compounded annual growth rate of the Company’s Adjusted EPS during the five year performance period. The grant date fair value of these awards is based on the market price of the Company’s common stock on the grant date and recognized as a compensation expense over a 4.3 year period.
A summary of the Company’s performance stock unit activity for the year ended December 31, 2024 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2023	1,380	$49.53
Granted	87	132.98
Change in units based on performance	122	55.84
Vested	(244)	55.84
Forfeited	(6)	71.81
Non-vested as of December 31, 2024	1,339	54.28
The following assumptions were used to estimate the fair value of performance share units granted during the year ended December 31, 2024, 2023 and 2022 using the Monte Carlo simulation pricing model.

	2024	2023	2022
Expected term (in years)	2.8	2.9	2.9 - 5.0
Risk-free interest rate	4.5%	4.4%	1.7% - 3.4%
Assumed volatility	28.9%	31.8%	35.0% - 36.4%
Expected dividend rate	0.1%	0.1%	0.2%
Note 20:    Hedging Activities, Derivative Instruments and Credit Risk
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
The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by using interest rate derivatives as cash flow hedges of variable rate debt or fair value hedges of fixed rate debt in order to adjust the relative fixed and variable proportion. The Company’s exposure to interest rate risk results primarily from its fixed rate to floating rate interest rate swap contracts.
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
Derivative Instruments
The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheets as of December 31, 2024 and 2023.

	December 31, 2024
	Derivative Classification	Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Fair value	$750.0	$—	$1.4	$0.9	$0.9
Cross-currency interest rate swap contracts	Net investment	1,074.3	11.5	15.8	—	—
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair value	$124.3	$1.8	$—	$—	$—
Foreign currency forwards	Fair value	69.0	—	—	1.2	—

	December 31, 2023
	Derivative Classification	Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash flow	$528.5	$8.2	$1.2	$—	$—
Cross-currency interest rate swap contracts	Net investment	1,054.2	15.7	—	—	63.1
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
Payments to settle cross-currency swaps and payments of interest rate cap premiums are classified as financing cash flows in the Condensed Consolidated Statements of Cash Flows. All other cash flows related to derivatives are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows.
There were no off-balance sheet derivative instruments as of December 31, 2024 or 2023.
Interest Rate Swap Contracts Designated as Fair Value Hedges
As of December 31, 2024, the Company was the variable rate payor on four interest rate swap contracts that effectively convert a total of $400.0 million of the Company’s fixed rate borrowings to variable rate borrowings. These contracts expire in May 2029. These swap agreements qualify as hedging instruments and have been designated as fair value hedges of $400.0 million of the 2029 Notes, and were considered to be perfectly effective under the shortcut method.
As of December 31, 2024, the Company was the variable rate payor on two interest rate swap contracts that effectively convert a total of $250.0 million of the Company’s fixed rate borrowings to variable rate borrowings. These contracts expire in April 2031. These swap agreements qualify as hedging instruments and have been designated as fair value hedges of $250.0 million of the 2031 Notes, and were considered to be perfectly effective under the shortcut method.
As of December 31, 2024, the Company was the variable rate payor on one interest rate swap contract that effectively convert a total of $100.0 million of the Company’s fixed rate borrowings to variable rate borrowings. This contract expires in March 2034. This swap agreement qualifies as a hedging instrument and has been designated as a fair value hedge of $100.0 million of the 2034 Notes, and were considered to be perfectly effective under the shortcut method.

	December 31, 2024	December 31, 2023
Long-term debt:
Carrying amount of hedged debt	$749.7	$—
Cumulative hedging adjustments, included in carrying amount	(0.3)	—
Interest Rate Swap and Cap Contracts Designated as Cash Flow Hedges
In April 2024, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of debt. During the year ended December 31, 2024, the Company entered into and terminated cash flow hedges with notional value of $750.0 million in connection with the 2034 Notes and $500.0 million in connection with the 2054 Notes, both of which were issued on May 10, 2024. The swaps were terminated on May 7, 2024, with a loss of $2.1 million on the swaps associated with the 2034 Notes and $2.3 million on the swaps associated with the 2054 Notes. These losses will be amortized as an increase to interest expense over the term of the respective notes.
The Company was previously the fixed rate payor on two interest rate swap contracts that effectively fix the SOFR-based index used to determine the interest rates charged on a total of $528.5 million of the Company’s SOFR-based variable rate borrowings. These contracts carry a fixed rate of 3.2%. The Company and its counterparties terminated these contracts in May 2024. Prior to their termination, these swap agreements qualified as hedging instruments and were designated as cash flow hedges of forecasted interest payments. The forecasted interest payments are still expected to occur as specified in the Company’s hedge designations; therefore, the unrecognized gain at the time of termination will be reclassified into earnings over the remaining period of the original term of the contracts, ending in June 2025. The unrecognized gain remaining in accumulated other comprehensive income (“AOCI”) as of December 31, 2024 was $4.8 million, all of which is expected to be reclassified into earnings as a reduction to interest expense during the next 12 months.
The Company was previously a party to interest rate cap contracts that effectively limited the SOFR-based interest rates charged on a portion of the Company’s variable rate borrowings to 4.0%. The Company and its counterparties terminated these contracts in August 2023. Prior to their termination, these cap contracts qualified as hedging instruments and were designated as cash flow hedges of forecasted interest payments. These forecasted interest payments are still expected to occur as specified in the Company’s hedge designations; therefore, the unrecognized gain at the time of termination will be reclassified into earnings over the remaining period of original term of the contracts, ending in June 2025. The unrecognized gain remaining in AOCI as of December 31, 2024 was $1.3 million, all of which is expected to be reclassified into earnings during the next 12 months.
Gains on derivatives designated as cash flow hedges included in the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022 are presented in the table below.

	2024	2023	2022
Gain recognized in OCI on derivatives	$1.6	$10.5	$18.3
Gain (loss) reclassified from AOCI into income (effective portion)(1)	15.7	15.6	(2.8)
(1)Gains (losses) on derivatives reclassified from AOCI into income were included in “Interest expense” in the Consolidated Statements of Operations.
Cross-Currency Interest Rate Swap Contracts Designated as Net Investment Hedges
As of December 31, 2024, the Company was the fixed rate payor on three cross-currency interest rate swap contracts that replace a fixed rate of 5.4% on a total of $428.9 million with a fixed rate of 3.7% on a total of €400.0 million. These contracts expire in May 2027 and have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
As of December 31, 2024, the Company was the fixed rate payor on three cross-currency interest rate swap contracts that replace a fixed rate of 5.7% on a total of $322.7 million with a fixed rate of 4.1% on a total of €300.0 million. These contracts expire in May 2029 and have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
As of December 31, 2024, the Company was the fixed rate payor on three cross-currency interest rate swap contracts that replace a fixed rate of 5.7% on a total of $322.7 million with a fixed rate of 4.1% on a total of €300.0 million. These contracts expire in May 2031 and have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.

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
The Company was previously a party to three cross-currency interest rate swap contracts where we receive SOFR on a total of $525.7 million and pay EURIBOR on a total of €500.0 million. These contracts were designated as net investment hedges of our Euro denominated subsidiaries until May 10, 2024 when they were terminated for $9.9 million. The payments to settle the termination of the cross currency interest rate swaps are included in “Payments to settle cross-currency swaps” within our Condensed Consolidated Statements of Cash Flows. The recorded AOCI at the termination of the cross-currency interest rate swaps will remain in AOCI until there is a substantial liquidation of the Company’s net investment in subsidiaries with EUR functional currencies.
Gains (losses) on derivatives designated as net investment hedges included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022 are presented in the table below.

	2024	2023	2022
Gain (loss) recognized in OCI on derivatives	$72.5	$(17.5)	$0.6
Gain reclassified from AOCI into income (effective portion)(1)	17.7	19.0	11.5
(1)Gains (losses) on derivatives reclassified from AOCI into income were included in “Interest expense” in the Consolidated Statements of Operations.
Foreign Currency Forwards Not Designated as Hedging Instruments
The Company had nine foreign currency forward contracts outstanding as of December 31, 2024 with notional amounts ranging from $7.7 million to $68.2 million. These contracts are sometimes used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included within “Other operating expense, net” in the Consolidated Statements of Operations. The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty. It is the Company’s practice to recognize the gross amounts in the Consolidated Balance Sheets. The amount available to be netted is not material.
The Company’s gains (losses) on derivative instruments not designated as accounting hedges and total net foreign currency transaction gains (losses) for the years ended December 31, 2024, 2023 and 2022 were as follows.

	2024	2023	2022
Foreign currency forward contracts gains	0.1	0.3	3.4
Total foreign currency transaction gains (losses), net	(3.2)	(5.1)	5.9
Foreign Currency Denominated Debt Designated as a Net Investment Hedge
In February 2020, the Company designated its Euro Term Loan, which had a principal balance at that time of €601.2 million, as a hedge of the Company’s net investment in subsidiaries with a functional currency of euro. This loan was repaid in June 2022 and the hedge has been discontinued. The Company’s gains, net of income tax, associated with changes in the value of debt for the year ended December 31, 2022 was $36.4 million.
Credit Risk
Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the derivative instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a fraction of the notional amount. The Company minimizes the credit risk related to derivatives by transacting only with multiple, high-quality counterparties that are major financial institutions with investment-grade credit ratings. The Company has not experienced any financial loss as a result of counterparty nonperformance in the past. The majority of the derivative contracts to which the Company is a party, settle monthly or quarterly, or mature within one year. Because of these factors, the Company believes it has minimal credit risk related to derivative contracts as of December 31, 2024.
Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and industries to which the Company’s products and services are sold, as well as their dispersion across many different geographic areas. As a result, the Company does not believe it has any significant concentrations of credit risk as of December 31, 2024 or 2023.
Note 21:    Fair Value Measurements
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
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(1)	$21.0	$—	$—	$21.0
Interest rate swaps(2)	—	1.4	—	1.4
Cross-currency interest rate swaps(3)	—	27.3	—	27.3
Foreign currency forwards(4)	—	1.8	—	1.8
Total	$21.0	$30.5	$—	$51.5
Financial Liabilities
Deferred compensation plan(1)	$28.7	$—	$—	$28.7
Interest rate swaps(2)	—	1.8	—	1.8
Contingent consideration(5)	—	—	22.2	22.2
Foreign currency forwards(4)	—	1.2	—	1.2
Total	$28.7	$3.0	$22.2	$53.9

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(1)	$16.8	$—	$—	$16.8
Interest rate swaps(5)	—	9.4	—	9.4
Cross-currency interest rate swaps(3)	—	15.7	—	15.7
Total	$16.8	$25.1	$—	$41.9
Financial Liabilities
Deferred compensation plan(1)	$24.7	$—	$—	$24.7
Cross-currency interest rate swaps(3)	—	63.1	—	63.1
Contingent consideration(5)	—	—	42.2	42.2
Total	$24.7	$63.1	$42.2	$130.0
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
The following table provides a reconciliation of the activity for contingent consideration for the years ended December 31, 2024 and 2023.

	2024	2023
Balance at beginning of period	$42.2	$43.9
Acquisitions	6.7	13.5
Changes in fair value	(15.3)	7.3
Payments	(10.0)	(23.2)
Foreign currency translation and other	(1.4)	0.7
Balance at end of period	$22.2	$42.2
As of December 31, 2024, all contingent consideration is included in “Other liabilities” on the Consolidated Balance Sheet.
Note 22:    Contingencies
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
Asbestos and Silica Related Litigation
Prior to the divestiture described below, “Accrued liabilities” and “Other liabilities” of the Condensed Consolidated Balance Sheets included a total litigation reserve of $126.9 million as of December 31, 2023, with regards to potential liability arising from the Company’s asbestos-related litigation. The Company had an insurance recovery receivable for probable asbestos related recoveries of $157.7 million as of December 31, 2023, which was included in “Other assets” in the Condensed Consolidated Balance Sheets.
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

The Company has undiscounted liabilities of $13.6 million and $16.7 million as of December 31, 2024 and 2023, respectively, on its Consolidated Balance Sheets to the extent costs are known or can be reasonably estimated for its remaining financial obligations for the environmental matters discussed above and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.
Note 23:    Other Operating Expense, Net
The components of “Other operating expense, net” for the years ended December 31, 2024, 2023 and 2022 were as follows.

	2024	2023	2022
Other Operating Expense, Net
Foreign currency transaction losses (gains), net	$3.2	$5.1	$(5.9)
Restructuring charges, net(1)	31.2	19.9	29.3
Acquisition and other transaction related expenses(2)	47.1	52.2	38.7
Loss on asbestos sale(3)	58.8	—	—
Other, net	(1.7)	0.5	2.8
Total other operating expense, net	$138.6	$77.7	$64.9
(1)See Note 5 “Restructuring.”
(2)Represents costs associated with successful and abandoned acquisitions, including third-party expenses, post-closure integration costs and non-cash charges and credits arising from fair value purchase accounting adjustments.
(3)See Note 22 “Contingencies.”
Note 24:    Segment Reporting
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
In the Precision and Science Technologies segment, the Company designs, manufactures and markets a broad range of specialized positive displacement pumps, fluid management equipment, single-use powder handling systems, and contract design and production services for silicone, thermoplastic, and specialty components and assemblies for medical devices. These products are used in medical, laboratory, industrial manufacturing, water and wastewater, chemical processing, clean energy, food and beverage, agriculture and other markets. The Company’s products are used for a diverse set of applications including precision dosing, liquid and solid transfer, dispensing, gas compression, gas sampling, pressure management, flow control, and powder handling, amongst other applications. The Company sells primarily through a broad global network of specialized and national distributors and original equipment manufacturers who integrate the Company’s products into their devices and systems.
Ingersoll Rand’s Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. The CODM evaluates the performance of the Company’s segments based on Segment Adjusted EBITDA. The CODM closely monitors the Segment Adjusted EBITDA of each segment to evaluate past performance and actions required to improve profitability. Inter-segment sales and transfers are not significant. Certain administrative expenses related to the Company’s corporate offices and shared service centers in the United States and Europe, which includes transaction processing, accounting and other business support functions, are allocated to the segments and are included in Segment selling and administrative expenses. Certain other administrative expenses, including senior management compensation, treasury, internal audit, tax compliance, certain information technology, and other corporate functions, are not allocated to the segments to determine Segment Adjusted EBITDA.

The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Income from Continuing Operations Before Income Taxes for the years ended December 31, 2024, 2023 and 2022.

	Industrial Technologies and Services			Precision and Science Technologies			Total
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Revenue	$5,818.1	$5,632.8	$4,705.1	1,416.9	1,243.3	1,211.2	$7,235.0	$6,876.1	$5,916.3
Segment cost of sales(1)	3,193.3	3,225.0	2,785.5	736.2	648.8	652.4	3,929.5	3,873.8	3,437.9
Segment selling and administrative expenses(2)	868.5	818.5	702.5	264.6	222.5	212.6	1,133.1	1,041.0	915.1
Other segment items(3)	1.5	2.0	3.1	(2.7)	(0.8)	(1.3)	(1.2)	1.2	1.8
Segment Adjusted EBITDA	$1,754.8	$1,587.3	$1,214.0	418.8	372.8	347.5	2,173.6	1,960.1	1,561.5
(1)Segment cost of sales excludes adjustments to LIFO inventories, depreciation and amortization expense, restructuring and related business transformation costs, acquisition and other transaction related expenses and non-cash charges.
(2)Segment selling and administrative expenses excludes depreciation and amortization expense, restructuring and related business transformation costs, acquisition and other transaction related expenses and non-cash charges.
(3)Other miscellaneous segment expenses.

	2024	2023	2022
Total Segment Adjusted EBITDA	2,173.6	1,960.1	1,561.5
Less items to reconcile Segment Adjusted EBITDA to Income from Continuing Operations Before Income Taxes:
Corporate expenses not allocated to segments	155.5	173.3	126.7
Interest expense	213.2	156.7	103.2
Depreciation and amortization expense(1)	478.0	455.4	429.4
Impairment of other intangible assets	13.9	—	—
Restructuring and related business transformation costs(2)	32.3	22.9	32.3
Acquisition and other transaction related expenses and non-cash charges(3)	59.8	63.9	40.7
Stock-based compensation(4)	58.8	51.9	85.6
Foreign currency transaction losses (gains), net	3.2	5.1	(5.9)
Loss on extinguishment of debt	3.0	13.5	1.1
Adjustments to LIFO inventories	6.7	12.0	36.1
Cybersecurity incident costs	0.5	2.3	—
Loss on asbestos sale	58.8	—	—
Gain on settlement of post-acquisition contingencies(5)	—	—	(6.2)
Interest income on cash and cash equivalents	(43.3)	(28.8)	(8.0)
Other adjustments(6)	0.4	0.8	(15.7)
Income from Continuing Operations Before Income Taxes	$1,132.8	$1,031.1	$742.2
(1)Depreciation and amortization expense excludes $4.0 million, $3.7 million and $3.4 million of depreciation of rental equipment for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)Restructuring and related business transformation costs consist of the following.

	2024	2023	2022
Restructuring charges	$31.2	$19.9	$29.3
Facility reorganization, relocation and other costs	1.1	3.0	3.0
Total restructuring and related business transformation costs	$32.3	$22.9	$32.3
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
(6)Includes (i) pension and other postretirement benefits (“OPEB”) plan costs other than service cost and (ii) other miscellaneous adjustments.

The following tables provide summarized information about the Company’s reportable segments.
Depreciation and Amortization Expense

	2024	2023	2022
Industrial Technologies and Services	$296.0	$313.8	$294.7
Precision and Science Technologies	177.1	135.4	133.6
Corporate and other	8.9	9.9	4.5
Total depreciation and amortization expense	$482.0	$459.1	$432.8
Capital Expenditures

	2024	2023	2022
Industrial Technologies and Services	$83.0	$83.9	$66.3
Precision and Science Technologies	21.3	18.5	17.7
Corporate and other	44.8	3.0	10.6
Total capital expenditures	$149.1	$105.4	$94.6
Identifiable Assets

	2024	2023
Industrial Technologies and Services	$10,369.6	$10,138.8
Precision and Science Technologies	5,884.1	3,464.7
Corporate and other	1,756.1	1,960.0
Total identifiable assets	$18,009.8	$15,563.5
The following table presents property, plant and equipment, net by geographic region for the years ended December 31, 2024, and 2023.

	2024	2023
United States	$381.8	$286.0
Other Americas	38.1	12.8
Total Americas	419.9	298.8
EMEIA(1)	256.5	245.7
China	152.3	160.9
Other Asia Pacific	13.4	6.0
Total Asia Pacific	165.7	166.9
Total	$842.1	$711.4
(1)Europe, Middle East, India and Africa (“EMEIA”)
Note 25:    Earnings Per Share
The calculation of earnings per share is based on the weighted-average number of the Company’s shares outstanding for the applicable period. The calculation of diluted earnings per share reflects the effect of all potentially dilutive shares that were outstanding during the respective periods, unless the effect of doing so is antidilutive. The Company uses the treasury stock method to calculate the dilutive effect of outstanding share-based compensation awards. The number of weighted-average shares outstanding used in the computations of basic and diluted earnings per share for the years ended December 31, 2024, 2023 and 2022 were as follows.

	2024	2023	2022
Weighted-average shares outstanding - Basic	403.4	404.8	405.3
Dilutive effect of outstanding share-based compensation awards	3.8	4.2	4.9
Weighted-average shares outstanding - Diluted	407.2	409.0	410.2
For the years ended December 31, 2024, 2023 and 2022, there were 0.5 million, 1.3 million and 1.8 million anti-dilutive shares that were not included in the computation of diluted earnings per share, respectively.

Note 26:    Subsequent Events
On February 3, 2025, the Company completed the acquisition of four businesses for aggregate purchase consideration of approximately $168 million, subject to customary post-closing purchase price adjustments.
On February 11, 2025, the Company entered into two cross-currency interest rate swap contracts on a total of €250.0 million. These contracts have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Ingersoll Rand Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ingersoll Rand Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to several businesses acquired during the year ended December 31, 2024 disclosed in Note 4 to the financial statements. Those businesses represented approximately 3% of the Company’s consolidated total assets (excluding goodwill and intangibles which were included in management’s assessment of internal control over financial reporting as of December 31, 2024) and approximately 5% of the consolidated total revenues as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting related to those acquisitions.
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
Fair Value of Acquired Customer Relationship Intangible Asset – Refer to Note 4 to the Financial Statements
Critical Audit Matter Description
On June 3, 2024, the Company acquired ILC Dover for an aggregate purchase price of $2,349.7 million. The Company accounts for acquired businesses using the acquisition method of accounting by recording assets and liabilities acquired at their respective fair values. Related to the acquisition, the Company recorded intangible assets related to customer relationships of $621.0 million, using a discounted cash flow model. The determination of the acquisition date fair value of the customer relationship intangible assets required the Company to make significant estimates and assumptions regarding estimated future revenues, estimated future earnings before interest, taxes, depreciation and amortization (“estimated future EBITDA”), customer attrition rate, and discount rate.
We identified the fair value of certain acquired customer relationships as a critical audit matter because of the significant judgments made by management to estimate the respective fair value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to estimated future revenues, estimated future EBITDA, customer attrition rate, and discount rate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures included the following, among others:
•We tested the effectiveness of controls over the Company’s determination of the fair values of acquired customer relationships including those over the estimation of future revenues and EBITDA, and the selection of attrition and discount rates.
•We evaluated management’s ability to accurately estimate certain future revenues and EBITDA by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s estimated future revenues and estimated future EBITDA by:
◦Comparing the estimates to historical results;
◦Corroborating assumptions and estimates with internal communications to management and the Board of Directors;
◦Comparing the estimates to information included in Company press releases, as well as analyst and industry reports for the Company and selected companies in its peer group; and
◦Testing the accuracy and completeness of underlying customer attrition data used by management.
•We involved valuation professionals with specialized skills and knowledge who assisted in:
◦Evaluating the discount rate, including testing the underlying market-based source information and the mathematical accuracy of the calculations, and developing a range of independent valuation assumptions and comparing those to the discount rate selected by management.
◦Evaluating the estimated customer attrition rate, including testing the mathematical accuracy of the calculations, comparing the selected attrition rate against relevant historical customer attrition data, and developing a range of attrition rates and comparing those to the attrition rate selected by management.

/s/ DELOITTE & TOUCHE LLP
Charlotte, NC
February 19, 2025
We have served as the Company’s auditor since 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to several businesses acquired during the year ended December 31, 2024 as disclosed in Note 4 to the consolidated financial statements. These businesses represented approximately 3% of the Company’s consolidated total assets (excluding goodwill and intangibles which were included in management’s assessment of internal control over financial reporting as of December 31, 2024) and approximately 5% of the consolidated total revenues as of and for the year ended December 31, 2024. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
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
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to several businesses acquired during the year ended December 31, 2024 as disclosed in Note 4 to the consolidated financial statements. These businesses represented approximately 3% of the Company’s consolidated total assets (excluding goodwill and intangibles which were included in management’s assessment of internal control over financial reporting as of December 31, 2024) and approximately 5% of the consolidated total revenues as of and for the year ended December 31, 2024.
Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Conduct
The Company has adopted a Code of Conduct that applies to all of the Company’s directors, officers (including the principal executive officer, principal financial officer, principal accounting officer, or controller and persons performing similar functions) and employees. The Code of Conduct sets forth our policies and expectations on a number of topics, including conflicts of interest, corporate opportunities, confidentiality, compliance with laws (including insider trading laws), use of our assets and business conduct and fair dealing. This Code of Conduct also satisfies the requirements for a code of ethics, as defined by Item 406 of Regulation S-K promulgated by the SEC. The Code of Conduct may be found on our website at www.irco.com under Investors: Governance: Governance Documents & Charters: Code of Conduct. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Conduct on our website rather than by filing a Current Report on Form 8-K.
The remaining information required by this Item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2024.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below, the information required by this Item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2024.

Equity Compensation Plan Information
The following table provides information as of December 31, 2024 about our common stock that may be issued pursuant to awards granted to employees, consultants or directors under all of our existing equity compensation plans including our 2013 Stock Incentive Plan and 2017 Omnibus Incentive Plan. All equity compensation plans are described more fully in Note 19 “Stock-Based Compensation Plans” to our audited consolidated financial statements included elsewhere in this Form 10-K.

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants And Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in the first column)(3)
Equity compensation plans approved by securityholders	6,696,958	$43.33	6,439,046
(1)Total includes 599,334 stock options under the Company’s 2013 Stock Incentive Plan and 3,585,783 stock options and 2,511,841 restricted stock units under the Company’s 2017 Omnibus Incentive Plan. The restricted stock units are based on the maximum number of shares issuable under restricted stock units that are subject to performance conditions.
(2)The weighted average exercise price relates only to stock options. The calculation of the weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration.
(3)These shares are available for grant as of December 31, 2024 under the Company’s 2017 Omnibus Incentive Plan. This includes 8,550,000 shares initially authorized for issuance under the Company’s 2017 Omnibus Incentive Plan, 11,000,000 shares authorized for issuance under the Company’s 2017 Omnibus Incentive Plan as part of the merger with Ingersoll Rand Industrial and shares subject to awards under the Company’s 2013 Stock Incentive Plan that expired or were otherwise forfeited or terminated in accordance with their terms without the delivery of shares of the Company’s common stock in settlement thereof.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2024.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2024.
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

3.1	Restated Certificate of Incorporation of Ingersoll Rand Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2021)
3.2	Third Amended and Restated Bylaws of Ingersoll Rand Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2023)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on May 3, 2017)
4.2	Description of Ingersoll Rand Inc.’s Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2024)
4.3	Base Indenture, dated as of August 14, 2023, among Ingersoll Rand Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 14, 2023).
4.4	2028 Notes Supplemental Indenture No. 1, dated as of August 14, 2023, among Ingersoll Rand Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 14, 2023).
4.5	2033 Notes Supplemental Indenture No. 1, dated as of August 14, 2023, among Ingersoll Rand Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 14, 2023).
4.6	Form of Global Note for 5.400% Senior Notes due 2028 (included in Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 14, 2023).
4.7	Form of Global Note for 5.700% Senior Notes due 2033 (included in Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 14, 2023).
4.8	Third Supplemental Indenture, dated as of May 10, 2024, among Ingersoll Rand Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2024).
4.9	Form of Global Note for 5.197% Senior Notes due 2027 (included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2024).
4.10	Form of Global Note for 5.176% Senior Notes due 2029 (included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2024).
4.11	Form of Global Note for 5.314% Senior Notes due 2031 (included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2024).
4.12	Form of Global Note for 5.450% Senior Notes due 2034 (included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2024).
4.13	Form of Global Note for 5.700% Senior Notes due 2054 (included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2024).
10.1†	2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.2†	Form of Management Stockholder’s Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.3†	Form of Director Stockholder’s Agreement (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.4	Form of Advisor Stockholder’s Agreement (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.5†	Form of Director Stock Option Agreement under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)

10.6†	Form of Management Stock Option Agreement (December 2013) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.7†	Form of Management Stock Option Agreement (May 2015) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.8†	Form of Management Stock Option Agreement (May 2016, 3 year vesting) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.9†
Form of Management Stock Option Agreement (May 2016, 5 year vesting) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)

10.10†	Form of Management Stock Option Agreement (December 2016) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.11†	Form of Amendment to Stock Option Agreement or Stock Appreciation Right Agreement under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.12†	Stock Option Agreement, dated as of March 7, 2014, under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) between Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and Andrew Schiesl (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.13†	Form of Sale Participation Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.14†	Offer Letter, dated November 25, 2013, between Gardner Denver, Inc. and Andy Schiesl (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.15†	Employment Agreement, dated September 1, 2022, between Ingersoll Rand Inc. and Vicente Reynal (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 4, 2022)
10.16†	Employment Agreement, dated April 10, 2023, between Ingersoll Rand Inc. and Enrique Miñarro Viseras (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2023)
10.17†	Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed on March 2, 2020)
10.18†
First Amendment to Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)

10.19†	Form of Restricted Stock Unit Grant Notice and Agreement (2018) under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 27, 2018)
10.20†	Form of Director Restricted Stock Unit Grant Notice and Agreement under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 27, 2018)
10.21†	Form of Stock Option Grant Notice and Agreement under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed on February 16, 2018)
10.22†	Gardner Denver, Inc. Supplemental Excess Defined Contribution Plan (January 1, 2019 Restatement) (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2019)
10.23	Amendment No. 1 to the Stockholders Agreement, dated as of April 30, 2019, between Gardner Denver Holdings, Inc. and KKR Renaissance Aggregator L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 6, 2019)
10.24†	Form of Stock Option Grant Notice and Agreement under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan
10.25†	Form of Restricted Stock Unit Grant Notice and Agreement (2019) under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan

10.26
Transition Services Agreement, dated as of February 29, 2020, by and between Ingersoll-Rand plc and Ingersoll-Rand U.S. Holdco, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020)

10.27
Tax Matters Agreement, dated as of February 29, 2020, by and among Ingersoll-Rand plc, Ingersoll-Rand Lux International Holding Company S.A.R.L, Ingersoll-Rand Services Company, Ingersoll-Rand U.S. HoldCo, Inc. and Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020)

10.28
Employee Matters Agreement, dated as of February 29, 2020, by and among Ingersoll-Rand plc, Ingersoll-Rand U.S. HoldCo, Inc. and Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020)

10.29
Real Estate Matters Agreement, dated February 29, 2020, by and between Ingersoll-Rand plc, and Ingersoll-Rand U.S. HoldCo, Inc. and Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020)

10.30
Intellectual Property Matters Agreement, dated as of February 29, 2020, by and between Ingersoll-Rand plc, Ingersoll-Rand U.S. HoldCo, Inc., and solely for the purposes of Section 5.06, Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020)

10.31
Trademark License Agreement, dated as of February 29, 2020, by and between Ingersoll-Rand U.S. HoldCo, Inc. and Ingersoll-Rand plc (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on March 4, 2020)

10.32*
Omnibus Transaction Side Letter, dated February 29, 2020, by and among Ingersoll-Rand plc, Ingersoll-Rand U.S. Holdco Inc., Gardner Denver Holdings, Inc. and Charm Merger Sub Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020)

10.33
Side Letter to the Employee Matters Agreement, dated July 11, 2019, by and among Ingersoll-Rand plc and Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020)

10.34
Side Letter to the Employee Matters Agreement, dated February 29, 2020, by and among Ingersoll-Rand plc, Ingersoll-Rand U.S. Holdco, Inc. and Gardner Denver Holdings, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020)

10.35†
Form of Performance Stock Unit Grant Notice and Agreement under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020)

10.36†
Form of Restricted Stock Unit Grant Notice and Agreement (2-yr vesting) under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020)

10.37†
Form of Restricted Stock Unit Grant Notice and Agreement (4-yr vesting) under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020)

10.38†
Form of Stock Option Grant Notice and Agreement under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020)

10.39†
Form of Performance Stock Unit Grant Notice and Agreement under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)

10.40†
Form of Performance Stock Unit Grant Notice and Agreement (2022) under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K filed on February 25, 2022)

10.41†
Form of Restricted Stock Unit Grant Notice and Agreement (4-yr vesting) (2022) under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed on February 25, 2022)

10.42†
Form of Stock Option Grant Notice and Agreement (2022) under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed on February 25, 2022)

10.43†	Performance Stock Unit Grant Notice and Agreement, dated September 1, 2022, between Ingersoll Rand Inc. and Vicente Reynal (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 4, 2022)
10.44	Credit Agreement, dated as of May 10, 2024, by and among Ingersoll Rand Inc., the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2024)
19.1	Ingersoll Rand Inc. Securities Trading Policy
21	Subsidiaries of Ingersoll Rand Inc. as of December 31, 2024

23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
97.1	Ingersoll Rand Inc. Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2024)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)
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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on the 19th day of February 2025, by the undersigned, thereunto duly authorized.

Ingersoll Rand Inc.

By:	/s/ Vicente Reynal
Name: Vicente Reynal
Title: Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 19th day of February 2025, by the following persons on behalf of the registrant and in the capacities indicated.

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