Form 10-Q
period 2025-03-31
Ingersoll Rand Inc.
filed 2025-05-02
CIK 1699150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The registrant had outstanding 403,462,733 shares of Common Stock, par value $0.01 per share, as of April 25, 2025.

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”) and under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:
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
•The nature of our products creates the possibility of significant product liability, warranty claims, and product recalls, which could harm our business.
•A natural disaster, catastrophe, pandemic, or other event could adversely affect our operations.
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
•Uncertainties with respect to the development, and use of artificial intelligence in our business and products may result in harm to our business and reputation.
•Our business could suffer if we experience employee work stoppages, union and work council campaigns or other labor difficulties.
•Changes in tax laws and regulations, or adverse determinations by taxing or other governmental authorities could increase our effective tax rate and cash taxes paid or otherwise affect our financial condition or operating results.
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
•Our fixed rate to floating rate swap contracts subject us to risks related to interest rate risk, counterparty credit worthiness and non-performance on these instruments.
•If the syndicate of financial institutions which are parties to our Revolving Credit Facility (as defined herein) fail to extend credit under our Revolving Credit Facility, our liquidity and results of operations may be adversely affected.
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

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	For the Three Month Period Ended March 31,
	2025	2024
Revenues	$1,716.8	$1,670.1
Cost of sales	951.3	923.8
Gross Profit	765.5	746.3
Selling and administrative expenses	350.0	336.3
Amortization of intangible assets	91.3	91.6
Other operating expense, net	21.7	25.2
Operating Income	302.5	293.2
Interest expense	61.2	36.8
Other income, net	(11.8)	(13.2)
Income Before Income Taxes	253.1	269.6
Provision for income taxes	58.5	54.4
Loss on equity method investments	(6.2)	(10.7)
Net Income	188.4	204.5
Less: Net income attributable to noncontrolling interests	1.9	2.3
Net Income Attributable to Ingersoll Rand Inc.	$186.5	$202.2

Basic earnings per share	0.46	0.50
Diluted earnings per share	0.46	0.50
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	For the Three Month Period Ended March 31,
	2025	2024
Comprehensive Income Attributable to Ingersoll Rand Inc.
Net income attributable to Ingersoll Rand Inc.	$186.5	$202.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	123.7	(73.5)
Unrecognized loss on cash flow hedges	(3.1)	(0.1)
Pension and other postretirement prior service cost and gain (loss), net	(2.6)	(1.4)
Total other comprehensive income (loss), net of tax	118.0	(75.0)
Comprehensive income attributable to Ingersoll Rand Inc.	$304.5	$127.2
Comprehensive Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$1.9	$2.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	0.7	(0.8)
Total other comprehensive income (loss), net of tax	0.7	(0.8)
Comprehensive income attributable to noncontrolling interests	2.6	1.5
Total Comprehensive Income	$307.1	$128.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,612.8	$1,541.2
Accounts receivable, net of allowance for credit losses of $63.0 and $57.3, respectively	1,348.3	1,335.4
Inventories	1,133.0	1,055.0
Other current assets	257.6	231.9
Total current assets	4,351.7	4,163.5
Property, plant and equipment, net of accumulated depreciation of $606.2 and $567.5, respectively	852.9	842.1
Goodwill	8,339.1	8,148.1
Other intangible assets, net	4,360.5	4,372.8
Deferred tax assets	26.3	26.1
Other assets	448.9	457.2
Total assets	$18,379.4	$18,009.8
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$1.7	$3.1
Accounts payable	780.4	843.6
Accrued liabilities	1,044.7	972.2
Total current liabilities	1,826.8	1,818.9
Long-term debt, less current maturities	4,770.4	4,754.4
Pensions and other postretirement benefits	142.5	139.3
Deferred income tax liabilities	756.6	757.6
Other liabilities	329.4	294.3
Total liabilities	$7,825.7	$7,764.5
Commitments and contingencies (Note 18)	—	—
Stockholders’ equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 431,384,081 and 430,745,964 shares issued as of March 31, 2025 and December 31, 2024, respectively	4.3	4.3
Capital in excess of par value	9,651.7	9,633.6
Retained earnings	2,681.9	2,503.5
Accumulated other comprehensive loss	(350.5)	(468.5)
Treasury stock at cost; 27,951,713 and 27,865,885 shares as of March 31, 2025 and December 31, 2024, respectively	(1,502.6)	(1,493.9)
Total Ingersoll Rand Inc. stockholders’ equity	$10,484.8	$10,179.0
Noncontrolling interests	68.9	66.3
Total stockholders’ equity	$10,553.7	$10,245.3
Total liabilities and stockholders’ equity	$18,379.4	$18,009.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Month Period Ended March 31, 2025
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	430.7	$4.3	$9,633.6	$2,503.5	$(468.5)	$(1,493.9)	$10,179.0	$66.3	$10,245.3
Net income	—	—	—	186.5	—	—	186.5	1.9	188.4
Dividends declared	—	—	—	(8.1)	—	—	(8.1)	—	(8.1)
Issuance of common stock for stock-based compensation plans	0.7	—	5.1	—	—	—	5.1	—	5.1
Purchases of treasury stock	—	—	—	—	—	(10.0)	(10.0)	—	(10.0)
Issuance of treasury stock for stock-based compensation plans	—	—	(1.2)	—	—	1.3	0.1	—	0.1
Stock-based compensation	—	—	14.2	—	—	—	14.2	—	14.2
Other comprehensive income, net of tax	—	—	—	—	118.0	—	118.0	0.7	118.7
Balance at end of period	431.4	$4.3	$9,651.7	$2,681.9	$(350.5)	$(1,502.6)	$10,484.8	$68.9	$10,553.7

	Three Month Period Ended March 31, 2024
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	428.6	$4.3	$9,550.8	$1,697.2	$(227.6)	$(1,240.9)	$9,783.8	$62.9	$9,846.7
Net income	—	—	—	202.2	—	—	202.2	2.3	204.5
Dividends declared	—	—	—	(8.1)	—	—	(8.1)	—	(8.1)
Issuance of common stock for stock-based compensation plans	1.1	—	10.1	—	—	—	10.1	—	10.1
Purchases of treasury stock	—	—	—	—	—	(72.9)	(72.9)	—	(72.9)
Issuance of treasury stock for stock-based compensation plans	—	—	(5.2)	—	—	6.3	1.1	—	1.1
Stock-based compensation	—	—	14.1	—	—	—	14.1	—	14.1
Other comprehensive loss, net of tax	—	—	—	—	(75.0)	—	(75.0)	(0.8)	(75.8)
Balance at end of period	429.7	$4.3	$9,569.8	$1,891.3	$(302.6)	$(1,307.5)	$9,855.3	$64.4	$9,919.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	For the Three Month Period Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net income	$188.4	$204.5
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	91.3	91.6
Depreciation	28.7	25.6
Stock-based compensation expense	14.2	14.1
Loss on equity method investments	6.2	10.7
Foreign currency transaction losses (gains), net	6.8	(0.7)
Non-cash adjustments to carrying value of LIFO inventories	3.0	6.7
Other non-cash adjustments	2.4	1.4
Changes in assets and liabilities:
Receivables	25.3	(11.5)
Inventories	(54.1)	(58.2)
Accounts payable	(70.4)	(101.5)
Accrued liabilities	39.7	(1.8)
Other assets and liabilities, net	(25.1)	(19.3)
Net cash provided by operating activities	256.4	161.6
Cash Flows Used In Investing Activities:
Capital expenditures	(33.7)	(62.3)
Net cash paid in acquisitions	(163.4)	(143.3)
Net cash used in investing activities	(197.1)	(205.6)
Cash Flows Used In Financing Activities:
Principal payments on long-term debt	—	(7.1)
Purchases of treasury stock	(10.0)	(72.9)
Cash dividends on common shares	(8.1)	(8.1)
Proceeds from stock option exercises	5.2	11.2
Payments of deferred and contingent acquisition consideration	(1.4)	(2.2)
Other financing	4.3	(0.5)
Net cash used in financing activities	(10.0)	(79.6)
Effect of exchange rate changes on cash and cash equivalents	22.3	(19.6)
Net increase (decrease) in cash and cash equivalents	71.6	(143.2)
Cash and cash equivalents, beginning of period	1,541.2	1,595.5
Cash and cash equivalents, end of period	$1,612.8	$1,452.3
Supplemental Cash Flow Information
Cash paid for income taxes, net of refunds	$40.5	$43.5
Cash paid for interest, net of interest rate derivative settlements	33.3	58.2
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting, the instructions for Form 10-Q and Article 10 of the U.S. Securities and Exchange Commission (“SEC”) Regulation S-X. In the Company’s opinion, the condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”).
The results of operations for the three month period ended March 31, 2025 are not necessarily indicative of future results.
Recently Adopted Accounting Standard Updates (“ASU”)
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments in this update were applied retrospectively to all prior periods presented in the financial statements. The segment expense categories and amounts disclosed in the prior periods were based on the significant segment expense categories identified and disclosed in Note 19 “Segment Reporting.” The adoption has modified our disclosures but has not had a material effect on our consolidated financial statements.
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
Note 2. Acquisitions
Acquisitions in 2025
On February 3, 2025, the Company completed the acquisition of SSI Aeration, Inc. (“SSI”) for cash consideration of $96.3 million. The business is a manufacturer of wastewater treatment plant equipment. The acquisition will enable Ingersoll Rand to combine several technologies like low pressure compressors with SSI’s aeration offerings to provide a comprehensive, end-to-end solution. SSI has been reported within the Industrial Technologies and Services segment.

On February 3, 2025, the Company completed the acquisition of Excelsior Blower Systems, Inc. (“Excelsior”) for cash consideration of $17.4 million. The business is a manufacturer of blower packages. Excelsior has been reported within the Industrial Technologies and Services segment.
On February 3, 2025, the Company completed the acquisition of Cullum & Brown of Kansas City, Inc. (“Cullum & Brown”) for initial cash consideration of $49.8 million and contingent consideration of up to $10.0 million. The business is a provider of compressors, blowers, pumps and associated parts and services. Cullum & Brown has been reported within the Industrial Technologies and Services segment.
Other acquisitions completed during the three months ended March 31, 2025 include a sales and service business, which has been reported within the Industrial Technologies and Services segment. The aggregate consideration for this acquisition was $3.2 million.
The following table summarizes the allocation of consideration for all businesses acquired in 2025 to the fair values of identifiable assets acquired and liabilities assumed at the acquisition dates. Initial accounting for these acquisitions is preliminary, and amounts assigned to acquired assets and liabilities assumed are subject to change as information necessary to complete the analysis is obtained.

Accounts receivable	$14.6
Inventories	11.4
Other current assets	0.3
Property, plant and equipment	4.1
Goodwill	113.3
Other intangible assets	42.0
Other assets	0.4
Total current liabilities	(9.1)
Deferred tax liabilities	(0.4)
Other noncurrent liabilities	(0.2)
Total consideration	$176.4
The aggregate revenue and operating income (loss) included in the condensed consolidated financial statements for these acquisitions subsequent to the dates of acquisition was $9.5 million and $(0.7) million for the three month period ended March 31, 2025, respectively. The operating loss of these acquired businesses include the effects of acquisition-related accounting adjustments such as amortization of intangible assets and fair value adjustments to acquired inventory.
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
On April 1, 2024, the Company completed the acquisition of Controlled Fluidics, LLC (“Controlled Fluidics”) for initial cash consideration of $49.9 million and contingent consideration of up to $2.0 million. The business specializes in thermoplastic, high-performance plastic bonding and custom plastic assembly products for life science, medical, aerospace, and industrial applications. The acquisition will complement Ingersoll Rand’s current life science offerings and increase the Company’s market share in high-growth, sustainable end markets. Controlled Fluidics has been reported within the Precision and Science Technologies segment.
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
On June 3, 2024, the Company completed the acquisition of Astronaut Topco, LP and Astronaut Topco GP, LLC (collectively “ILC Dover”) for initial cash consideration of $2,349.7 million and contingent consideration of up to $75.0 million. ILC Dover’s offerings include solutions for biopharmaceutical, pharmaceutical, and medical device markets as well as products for the space industry and has been reported in the Precision and Science Technologies segment. The amount allocated to definite-lived intangible assets represents the estimated fair values of customer relationships of $620.5 million and technology of $142.0 million and will be amortized over the estimated remaining useful lives of 14 years and 8 years, respectively. The amount allocated to indefinite-lived intangible assets represents the estimated fair values of tradenames of $207.5 million and goodwill of $1,316.6 million. The goodwill arising from the acquisition is primarily attributable to revenue and cost synergies, anticipated growth of new and existing customers, and the assembled workforce. The majority of this goodwill is not expected to be deductible for tax purposes.
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
Other acquisitions completed during the year ended December 31, 2024 include several sales and service businesses and a manufacturer of vacuum pumps and accessories, substantially all of which have been reported within the Industrial Technologies and Services segment. The aggregate consideration for these acquisitions was $55.4 million.

The following table summarizes the allocation of consideration for all businesses acquired in 2024 to the fair values of identifiable assets acquired and liabilities assumed at the acquisition dates. Initial accounting for Friulair, Controlled Fluidics, Ethafilter, and Air Systems is complete. Initial accounting for other acquisitions completed in 2024 is preliminary and amounts assigned to acquired assets and liabilities assumed are subject to change as information necessary to complete the analysis is obtained.

	ILC Dover	Friulair	APSCO	All Others	Total
Accounts receivable	$41.2	$14.2	$6.4	$37.5	$99.3
Inventories	78.7	13.2	7.5	45.6	145.0
Other current assets	35.1	0.5	0.5	4.6	40.7
Property, plant and equipment	90.8	7.2	2.3	18.4	118.7
Goodwill	1,316.6	69.2	51.6	239.7	1,677.1
Other intangible assets	972.6	84.5	48.1	80.5	1,185.7
Other assets	15.8	—	3.5	6.0	25.3
Total current liabilities	(31.4)	(11.6)	(3.7)	(54.8)	(101.5)
Deferred tax liabilities	(152.2)	(24.6)	—	(8.7)	(185.5)
Other noncurrent liabilities	(17.5)	(2.8)	(3.0)	(5.8)	(29.1)
Total consideration	$2,349.7	$149.8	$113.2	$363.0	$2,975.7
The revenues included in the condensed consolidated financial statements for these acquisitions subsequent to their date of acquisition was $139.5 million and $11.3 million for the three month periods ended March 31, 2025 and 2024, respectively. The operating income included in the condensed consolidated financial statements for these acquisitions subsequent to their date of acquisition was $7.9 million and $0.5 million for the three month periods ended March 31, 2025 and 2024, respectively. The operating income of these acquired businesses include the effects of acquisition-related accounting adjustments such as amortization of intangible assets and fair value adjustments to acquired inventory.
Note 3. Restructuring
2025 and 2024 Actions
The Company continues to undertake restructuring actions to optimize our cost structure. Charges incurred from actions taken in 2025 and 2024 include workforce restructuring, facility consolidation and other exit and disposal costs.
For the three month periods ended March 31, 2025 and 2024, “Restructuring charges, net” were recognized within “Other operating expense, net” in the Condensed Consolidated Statements of Operations and consisted of the following.

	For the Three Month Period Ended March 31,
	2025	2024
Industrial Technologies and Services	$4.0	$5.1
Precision and Science Technologies	1.4	4.4
Corporate	(0.1)	0.2
Restructuring charges, net	$5.3	$9.7
The following table summarizes the activity associated with the Company’s restructuring programs for the three month periods ended March 31, 2025 and 2024.

	For the Three Month Period Ended March 31,
	2025	2024
Balance at beginning of period	$22.3	$15.5
Charged to expense - termination benefits	4.7	9.3
Charged to expense - other	0.6	0.4
Payments	(11.1)	(4.3)
Currency translation adjustment and other	0.5	(0.3)
Balance at end of period	$17.0	$20.6

Note 4. Allowance for Credit Losses
The allowance for credit losses for the three month periods ended March 31, 2025 and 2024 consisted of the following.

	For the Three Month Period Ended March 31,
	2025	2024
Balance at beginning of the period	$57.3	$53.8
Provision charged to expense	4.8	2.5
Write-offs, net of recoveries	(0.6)	(0.3)
Foreign currency translation and other	1.5	(0.7)
Balance at end of the period	$63.0	$55.3
Note 5. Inventories
Inventories as of March 31, 2025 and December 31, 2024 consisted of the following.

	March 31, 2025	December 31, 2024
Raw materials, including parts and subassemblies	$702.0	$675.1
Work-in-process	109.8	116.3
Finished goods	403.4	342.8
	1,215.2	1,134.2
LIFO reserve	(82.2)	(79.2)
Inventories	$1,133.0	$1,055.0
Note 6. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill attributable to each reportable segment for the three month period ended March 31, 2025 is presented in the table below.

	Industrial Technologies and Services	Precision and Science Technologies	Total
Balance at beginning of period	$4,930.7	$3,217.4	$8,148.1
Acquisitions	113.3	—	113.3
Foreign currency translation and other(1)	46.1	31.6	77.7
Balance at end of period	$5,090.1	$3,249.0	$8,339.1
(1)Includes measurement period adjustments
As of both March 31, 2025 and December 31, 2024, goodwill included accumulated impairment losses of $220.6 million within the Industrial Technologies and Services segment.

Other Intangible Assets, Net
Other intangible assets as of March 31, 2025 and December 31, 2024 consisted of the following.

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer lists and relationships	$4,083.4	$(1,923.2)	$2,160.2	$4,010.1	$(1,830.1)	$2,180.0
Technology	545.6	(260.9)	284.7	549.1	(243.3)	305.8
Tradenames	68.9	(34.4)	34.5	63.6	(32.4)	31.2
Backlog	1.4	(1.4)	—	4.3	(4.2)	0.1
Other	147.3	(115.0)	32.3	128.5	(112.1)	16.4
Unamortized intangible assets
Tradenames	1,848.8	—	1,848.8	1,839.3	—	1,839.3
Total other intangible assets	$6,695.4	$(2,334.9)	$4,360.5	$6,594.9	$(2,222.1)	$4,372.8
Intangible Asset Impairment Considerations
As of March 31, 2025 and December 31, 2024, there were no indications that the carrying value of goodwill and other intangible assets may not be recoverable. The current macro-economic uncertainty increases the risk of negative changes in forecast estimates, or the need to apply alternative assumptions in future periods. Two reporting units in our Precision and Science Technologies segment have limited cushions due to the fair values assigned from the recent ILC Dover acquisition. This results in elevated impairment risk for the goodwill of these reporting units and their associated other intangible assets.
Note 7. Supply Chain Finance Program
The Company has agreements with financial institutions to facilitate a supply chain finance program (the “SCF Program”). Under the SCF Program, qualifying suppliers may elect to sell their receivables from the Company to the financial institution. Participating suppliers negotiate arrangements for sale of their receivables directly with the financial institution, and the terms of the Company’s payment obligations are not impacted by a supplier’s participation in the SCF Program. Once a qualifying supplier elects to participate in the SCF Program and reaches an agreement with the financial institution, the supplier elects which individual Company invoices they sell to the financial institution. However, all of the Company’s payments to participating suppliers are paid to the financial institution on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the financial institution. The Company has not pledged any assets as security or provided other forms of guarantees. All outstanding amounts related to suppliers participating in the SCF Program are recorded within “Accounts payable” in our Condensed Consolidated Balance Sheets, and the associated payments are included in “Net cash provided by operating activities” within our Condensed Consolidated Statements of Cash Flows. Included in “Accounts payable” in the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 were $27.0 million and $24.5 million of outstanding payment obligations, respectively, that were sold to the financial institution by participating suppliers.

Note 8. Accrued Liabilities
Accrued liabilities as of March 31, 2025 and December 31, 2024 consisted of the following.

	March 31, 2025	December 31, 2024
Salaries, wages and related fringe benefits	$252.8	$229.5
Contract liabilities	328.9	318.6
Product warranty	62.7	67.9
Operating lease liabilities	62.3	56.3
Restructuring	17.0	22.3
Taxes	91.9	72.5
Accrued interest	60.8	33.2
Other	168.3	171.9
Total accrued liabilities	$1,044.7	$972.2
A reconciliation of the changes in the accrued product warranty liability for the three month periods ended March 31, 2025 and 2024 are as follows.

	For the Three Month Period Ended March 31,
	2025	2024
Balance at beginning of period	$67.9	$61.9
Product warranty accruals	1.3	13.6
Settlements	(7.3)	(9.3)
Foreign currency translation and other	0.8	(0.6)
Balance at end of period	$62.7	$65.6
Note 9. Benefit Plans
Net Periodic Benefit Cost
The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three month periods ended March 31, 2025 and 2024.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	For the Three Month Period Ended March 31,
	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$0.7	$0.7	$—	$—
Interest cost	3.5	3.5	2.8	2.7	0.1	0.2
Expected return on plan assets	(2.8)	(3.3)	(2.3)	(2.8)	—	—
Recognition of:
Unrecognized prior service cost	—	—	—	—	(2.7)	—
Unrecognized net actuarial loss	—	—	(0.2)	(0.3)	(0.2)	(0.2)
	$0.7	$0.2	$1.0	$0.3	$(2.8)	$—
The components of net periodic benefit cost other than the service cost component are included in “Other income, net” in the Condensed Consolidated Statements of Operations.

Note 10. Debt
Debt as of March 31, 2025 and December 31, 2024 is summarized as follows.

	March 31, 2025	December 31, 2024
Short-term borrowings	$0.3	$1.7
Long-term debt:
5.197% Senior Notes, due June 2027(1)	699.9	699.9
5.400% Senior Notes, due August 2028(1)	498.7	498.6
5.176% Senior Notes, due June 2029(1)	750.0	750.0
5.314% Senior Notes, due June 2031(1)	500.0	500.0
5.700% Senior Notes, due August 2033(1)	993.6	993.4
5.450% Senior Notes, due June 2034(1)	749.6	749.5
5.700% Senior Notes, due June 2054(1)	597.6	597.6
Finance leases and other long-term debt	13.8	14.1
Swap valuation adjustments	13.5	(0.3)
Unamortized debt issuance costs	(44.9)	(47.0)
Total long-term debt, net, including current maturities	4,771.8	4,755.8
Current maturities of long-term debt	1.4	1.4
Total long-term debt, net	$4,770.4	$4,754.4
(1)This amount is net of unamortized discounts. Total unamortized discounts aggregated to $10.6 million and $11.0 million as of March 31, 2025 and December 31, 2024, respectively.
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
Prior to (i) May 15, 2027, in the case of the 2027 Notes, (ii) July 14, 2028, in the case of the 2028 Senior Notes, (iii) May 15, 2029, in the case of the 2029 Notes, (iv) April 15, 2031, in the case of the 2031 Notes, (v) May 14, 2033, in the case of the 2033 Senior Notes, (vi) March 15, 2034, in the case of the 2034 Notes, and (vii) December 15, 2053, in the case of the 2054 Notes, the Company may redeem the Senior Notes of a series at its option, in whole or in part, at any time from time to time, at a “make-

whole” premium, plus accrued and unpaid interest thereon to, but not including, the redemption date. On or after (i) May 15, 2027, in the case of the 2027 Notes, (ii) July 14, 2028, in the case of the 2028 Senior Notes, (iii) May 15, 2029, in the case of the 2029 Notes, (iv) April 15, 2031, in the case of the 2031 Notes, (v) May 14, 2033, in the case of the 2033 Senior Notes, (vi) March 15, 2034, in the case of the 2034 Notes, and (vii) December 15, 2053, in the case of the 2054 Notes, the Company may redeem the Senior Notes of a series at its option, in whole or in part, at any time from time to time, at a price equal to 100% of the principal amount of the Senior Notes of such series to be redeemed, plus accrued and unpaid interest thereon to, but not including, the redemption date. Additionally, if the Company experiences certain types of change of control transactions, the Company must offer to repurchase the Senior Notes at 101% of the aggregate principal amount of the Senior Notes repurchased (or such higher amount as the Company may determine) plus accrued and unpaid interest thereon to, but not including, the date of repurchase.
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
Revolving Credit Facility
On May 10, 2024, the Company entered into a credit agreement (the “Revolving Credit Facility”), with the lenders party thereto and Citibank, N.A., as administrative agent. The Revolving Credit Facility provides for a senior unsecured revolving facility in an aggregate committed amount of $2,600 million, a portion of which is available for the issuance of letters of credit in U.S. dollars, EUR or GBP. The Revolving Credit Facility will mature on May 10, 2029, subject to up to two additional one-year extensions pursuant to the terms of the Revolving Credit Facility.
Borrowings under the Revolving Credit Facility (other than borrowings in EUR or GBP) bear interest at a rate determined, at the Company’s option, based on either (i) an alternate base rate or (ii) a Term SOFR rate with a 0.10% per annum Term SOFR adjustment, plus, in each case, an applicable margin that varies depending on the credit rating of the Company. Borrowings under the Revolving Credit Facility in EUR (if any) bear interest at a EURIBOR rate, plus, in each case, an applicable margin that varies depending on the credit rating of the Company. Borrowings under the Revolving Credit Facility in GBP (if any) bear interest at a daily simple SONIA rate plus, in each case, an applicable margin that varies depending on the credit rating of the Company.
The financial covenant in the Revolving Credit Facility requires the Company to maintain, as of the last day of each fiscal quarter, a ratio of adjusted consolidated total net debt to consolidated adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not more than 3.50 to 1.00, provided that the Company may elect to increase such ratio to 4.00 to 1.00 following a qualified acquisition up to two times, each for a period of four fiscal quarters beginning with the quarter during which such qualified acquisition is consummated (and if the second election occurs during the first increase period, such increase will be effective for a total of eight consecutive fiscal quarters).
As of March 31, 2025, the aggregate amount of commitments under the Revolving Credit Facility was $2,600.0 million and the capacity under the Revolving Credit Facility to issue letters of credit was $200.0 million. As of March 31, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility, no outstanding letters of credit under the Revolving Credit Facility and unused availability under the Revolving Credit Facility of $2,600.0 million.
As of March 31, 2025, we were in compliance with all covenants under our Senior Notes and Revolving Credit Facility.
Commercial Paper Program
On August 13, 2024, the Company established a commercial paper program (the “Commercial Paper Program”), pursuant to which it may issue short-term, unsecured commercial paper notes in a maximum aggregate principal amount of $2,600 million, with maturities of up to 397 days from the date of issuance. The proceeds of the notes issued under the Commercial Paper Program may be used for various purposes including acquisitions. The Company had no outstanding borrowings under the Commercial Paper Program as of March 31, 2025.

Fair Value of Debt
The fair value of the Company’s debt instruments was $4.9 billion at March 31, 2025 and December 31, 2024. The Company measures the fair value of its debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. See Note 14, “Fair Value Measurements” for information on the fair value hierarchy.
Note 11. Stock-Based Compensation Plans
The Company has outstanding stock-based compensation awards granted under the 2013 Stock Incentive Plan (“2013 Plan”) and the 2017 Omnibus Incentive Plan (as amended by the First Amendment, dated April 27, 2021, “2017 Plan”) as described in Note 18, “Stock-Based Compensation Plans” to the consolidated financial statements in its 2024 Annual Report.
The Company’s stock-based compensation awards are generally granted in the first quarter of the year and consist of stock options, restricted stock units and performance stock units. In some instances, such as death, awards may vest concurrently with or following an employee’s termination.
Stock-Based Compensation
For the three month periods ended March 31, 2025 and 2024, the Company recognized stock-based compensation expense of $14.2 million and $14.1 million, respectively. These costs are included in “Cost of sales” and “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations.
As of March 31, 2025, there was $146.1 million of total unrecognized compensation expense related to outstanding stock options, restricted stock unit awards and performance stock unit awards granted to employees and non-employee directors, as well as 200,000 conditional stock options awarded during the third quarter of 2022 to our Chairman and CEO in which the service date precedes the grant date, and will be granted upon achievement of certain performance targets. These 200,000 stock options have not been included in the Stock Option Awards section below since the grant date has not occurred.
Stock Option Awards
Stock options are granted to employees with an exercise price equal to the fair value of the Company’s per share common stock on the date of grant. Stock option awards typically vest over four years or five years and expire ten years from the date of grant.
A summary of the Company’s stock option activity for the three month period ended March 31, 2025 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Exercise Price (per share)
Stock options outstanding as of December 31, 2024	4,185	$43.33
Granted	665	83.36
Exercised or settled	(141)	37.00
Forfeited	(22)	70.52
Expired	(2)	84.26
Stock options outstanding as of March 31, 2025	4,685	49.06

Vested as of March 31, 2025	3,034	33.74

The following assumptions were used to estimate the fair value of options granted during the three month periods ended March 31, 2025 and 2024 using the Black-Scholes option-pricing model.

	For the Three Month Period Ended March 31,
Assumptions	2025	2024
Expected life of options (in years)	6.3 - 7.5	6.3 - 7.5
Risk-free interest rate	4.1% - 4.2%	4.3%
Assumed volatility	34.2% - 34.3%	35.1% - 35.2%
Expected dividend rate	0.1%	0.1%
Restricted Stock Unit Awards
Restricted stock units are granted to employees and non-employee directors based on the market price of the Company’s common stock on the grant date and recognized in compensation expense over the vesting period. A summary of the Company’s restricted stock unit activity for the three month period ended March 31, 2025 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2024	834	$73.00
Granted	284	83.36
Vested	(267)	62.45
Forfeited	(21)	79.69
Non-vested as of March 31, 2025	830	79.77
Performance Stock Unit (“PSUs”) Awards
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
A summary of the Company’s performance stock unit activity for the three month period ended March 31, 2025 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2024	1,339	$54.28
Granted	147	70.71
Change in units based on performance	127	63.39
Vested	(255)	63.39
Non-vested as of March 31, 2025	1,358	55.20

The following assumptions were used to estimate the fair value of performance stock units granted during the three month periods ended March 31, 2025 and 2024 using the Monte Carlo simulation pricing model.

	For the Three Month Period Ended March 31,
Assumptions	2025	2024
Expected term (in years)	2.8	2.8
Risk-free interest rate	4.0%	4.5%
Assumed volatility	28.6%	28.9%
Expected dividend rate	0.1%	0.1%
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
The before tax income (loss) and related income tax effect are as follows.

	For the Three Month Period Ended March 31,
	2025			2024
	Before-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Foreign currency translation adjustments, net	$114.5	$9.2	$123.7	$(67.4)	$(6.1)	$(73.5)
Unrecognized losses on cash flow hedges	(3.0)	(0.1)	(3.1)	(0.1)	—	(0.1)
Pension and other postretirement benefit prior service cost and gain or loss, net	(3.5)	0.9	(2.6)	(1.9)	0.5	(1.4)
Other comprehensive income (loss)	$108.0	$10.0	$118.0	$(69.4)	$(5.6)	$(75.0)
The tables above include only the other comprehensive income (loss), net of tax, attributable to Ingersoll Rand Inc. Other comprehensive income (loss), net, attributable to noncontrolling interest holders was $0.7 million and $(0.8) million for the three month periods ended March 31, 2025 and 2024, respectively, and related entirely to foreign currency translation adjustments.
Changes in accumulated other comprehensive loss by component for the three month periods ended March 31, 2025 and 2024 are presented in the following table, net of tax.

	Foreign Currency Translation Adjustments, Net	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2024	$(479.6)	$3.1	$8.0	$(468.5)
Other comprehensive income (loss) before reclassifications	127.4	(0.9)	(0.3)	126.2
Amounts reclassified from accumulated other comprehensive loss	(3.7)	(2.2)	(2.3)	(8.2)
Other comprehensive income (loss)	123.7	(3.1)	(2.6)	118.0
Balance as of March 31, 2025	$(355.9)	$—	$5.4	$(350.5)

	Foreign Currency Translation Adjustments, Net	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2023	$(248.0)	$12.2	$8.2	$(227.6)
Other comprehensive income (loss) before reclassifications	(70.4)	3.4	(1.0)	(68.0)
Amounts reclassified from accumulated other comprehensive loss	(3.1)	(3.5)	(0.4)	(7.0)
Other comprehensive loss	(73.5)	(0.1)	(1.4)	(75.0)
Balance as of March 31, 2024	$(321.5)	$12.1	$6.8	$(302.6)
Reclassifications out of accumulated other comprehensive loss for the three month periods ended March 31, 2025 and 2024 are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	For the Three Month Period Ended March 31,		Affected Line(s) in the Statement Where Net Income is Presented
	2025	2024
Cash flow hedges (interest rate swaps and caps)	$(3.0)	$(4.7)	Interest expense
Provision for income taxes	0.8	1.2	Provision for income taxes
Cash flow hedges (interest rate swaps and caps), net of tax	$(2.2)	$(3.5)

Net investment hedges	$(5.0)	$(4.2)	Interest expense
Provision for income taxes	1.3	1.1	Provision for income taxes
Net investment hedges, net of tax	$(3.7)	$(3.1)

Amortization of defined benefit pension and other postretirement benefit items(1)	$(3.1)	$(0.5)	Cost of sales and Selling and administrative expenses
Provision for income taxes	0.8	0.1	Provision for income taxes
Amortization of defined benefit pension and other postretirement benefit items, net of tax	$(2.3)	$(0.4)

Total reclassifications for the period, net of tax	$(8.2)	$(7.0)
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
Derivative Instruments
The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.

March 31, 2025
Derivative Classification		Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Fair Value	$1,000.0	$—	$14.6	$1.1	$—
Cross-currency interest rate swap contracts	Net investment	1,332.7	18.3	—	—	31.6
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair value	$143.2	$1.8	$—	$—	$—
Foreign currency forwards	Fair value	54.5	—	—	0.5	—

December 31, 2024
Derivative Classification		Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Fair Value	$750.0	$—	$1.4	$0.9	$0.9
Cross-currency interest rate swap contracts	Net investment	1,074.3	11.5	15.8	—	—
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$124.3	$1.8	$—	$—	$—
Foreign currency forwards	Fair Value	69.0	—	—	1.2	—
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
There were no off-balance sheet derivative instruments as of March 31, 2025 or December 31, 2024.
Interest Rate Swap Contracts Designated as Fair Value Hedges
As of March 31, 2025, the Company was the variable rate payor on four interest rate swap contracts that effectively convert a total of $400.0 million of the Company’s fixed rate borrowings to variable rate borrowings. These contracts expire in May 2029. These swap agreements qualify as hedging instruments and have been designated as fair value hedges of $400.0 million of the 2029 Notes, and were considered to be perfectly effective under the shortcut method.
As of March 31, 2025, the Company was the variable rate payor on two interest rate swap contracts that effectively convert a total of $250.0 million of the Company’s fixed rate borrowings to variable rate borrowings. These contracts expire in April 2031.

These swap agreements qualify as hedging instruments and have been designated as fair value hedges of $250.0 million of the 2031 Notes, and were considered to be perfectly effective under the shortcut method.
As of March 31, 2025, the Company was the variable rate payor on two interest rate swap contracts that effectively convert a total of $250.0 million of the Company’s fixed rate borrowings to variable rate borrowings. These contracts expire in May 2033. These swap agreements qualify as hedging instruments and have been designated as fair value hedges of $250.0 million of the 2033 Notes, and were considered to be perfectly effective under the shortcut method.
As of March 31, 2025, the Company was the variable rate payor on one interest rate swap contract that effectively convert a total of $100.0 million of the Company’s fixed rate borrowings to variable rate borrowings. This contract expires in March 2034. This swap agreement qualifies as a hedging instrument and has been designated as a fair value hedge of $100.0 million of the 2034 Notes, and were considered to be perfectly effective under the shortcut method.

	March 31, 2025	December 31, 2024
Long-term debt:
Carrying amount of hedged debt	$1,013.5	$749.7
Cumulative hedging adjustments, included in carrying amount	13.5	(0.3)
Interest Rate Swap and Cap Contracts Designated as Cash Flow Hedges
In April 2024, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of debt. During the second quarter of 2024, the Company entered into and terminated cash flow hedges with notional value of $750.0 million in connection with the 2034 Notes and $500.0 million in connection with the 2054 Notes, both of which were issued on May 10, 2024. The Company and its counterparties terminated these contracts in May 2024. Prior to their termination, these swap agreements qualified as hedging instruments and were designated as cash flow hedges of forecasted interest payments. These forecasted interest payments are still expected to occur as specified in the Company’s hedge designations; therefore, the unrecognized loss at the time of termination will be reclassified into earnings over the term of the respective notes. The unrecognized loss in AOCI as of March 31, 2025 was $4.1 million, of which $0.3 million is expected to be reclassified into earnings as an increase to interest expense during the next 12 months.
The Company was previously the fixed rate payor on two interest rate swap contracts that effectively fixed the SOFR-based index used to determine the interest rates charged on a total of $528.5 million of the Company’s SOFR-based variable rate borrowings. These contracts carried a fixed rate of 3.2%. The Company and its counterparties terminated these contracts in May 2024. Prior to their termination, these swap agreements qualified as hedging instruments and were designated as cash flow hedges of forecasted interest payments. These forecasted interest payments are still expected to occur as specified in the Company’s hedge designations; therefore, the unrecognized gain at the time of termination will be reclassified into earnings over the remaining period of original term of the contracts, ending in June 2025. The unrecognized gain remaining in AOCI as of March 31, 2025 was $2.4 million, all of which is expected to be reclassified into earnings as a reduction to interest expense during the next 12 months.
The Company was previously a party to interest rate cap contracts that effectively limited the SOFR-based interest rates charged on a portion of the Company’s variable rate borrowings to 4.0%. The Company and its counterparties terminated these contracts in August 2023. Prior to their termination, these cap contracts qualified as hedging instruments and were designated as cash flow hedges of forecasted interest payments. These forecasted interest payments are still expected to occur as specified in the Company’s hedge designations; therefore, the unrecognized gain at the time of termination will be reclassified into earnings over the remaining period of the original term of the contracts, ending in June 2025. The unrecognized gain remaining in AOCI as of March 31, 2025 was $0.6 million, all of which is expected to be reclassified into earnings as a reduction to interest expense during the next 12 months.

Gains on derivatives designated as cash flow hedges included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three month periods ended March 31, 2025 and 2024 are as presented in the table below.

	For the Three Month Period Ended March 31,
	2025	2024
Gain recognized in OCI on derivatives	$—	$4.6
Gain reclassified from AOCI into income (effective portion)(1)	3.0	4.7
(1)Gains on derivatives reclassified from AOCI into income were included within “Interest expense” in the Condensed Consolidated Statements of Operations.
Cross-Currency Interest Rate Swap Contracts Designated as Net Investment Hedges
In February 2025, the Company entered into a cross-currency interest rate swap contract that replace a fixed rate of 5.2% on a total of $129.2 million with a fixed rate of 3.1% on a total of €125.0 million. These contracts expire in February 2028 and have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
In February 2025, the Company entered into a cross-currency interest rate swap contract that replace a fixed rate of 5.3% on a total of $129.2 million with a fixed rate of 3.4% on a total of €125.0 million. These contracts expire in February 2030 and have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
As of March 31, 2025, the Company was the fixed rate payor on three cross-currency interest rate swap contracts that replace a fixed rate of 5.4% on a total of $428.9 million with a fixed rate of 3.7% on a total of €400.0 million. These contracts expire in May 2027 and have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
As of March 31, 2025, the Company was the fixed rate payor on three cross-currency interest rate swap contracts that replace a fixed rate of 5.7% on a total of $322.7 million with a fixed rate of 4.1% on a total of €300.0 million. These contracts expire in May 2029 and have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
As of March 31, 2025, the Company was the fixed rate payor on three cross-currency interest rate swap contracts that replace a fixed rate of 5.7% on a total of $322.7 million with a fixed rate of 4.1% on a total of €300.0 million. These contracts expire in May 2031 and have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
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

Gains (losses) on derivatives designated as net investment hedges included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three month periods ended March 31, 2025 and 2024 are as presented in the table below.

	For the Three Month Period Ended March 31,
	2025	2024
Gain (loss) recognized in OCI on derivatives	$(35.6)	$28.6
Gain reclassified from AOCI into income (effective portion)(1)	5.0	4.2
(1)Gains on derivatives reclassified from AOCI into income were included within “Interest expense” in the Condensed Consolidated Statements of Operations.
Foreign Currency Forwards Not Designated as Hedging Instruments
The Company had eight foreign currency forward contracts outstanding as of March 31, 2025 with notional amounts ranging from $8.5 million to $68.9 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included within “Other operating expense, net” in the Condensed Consolidated Statements of Operations. The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty. It is the Company’s practice to recognize the gross amounts in the Condensed Consolidated Balance Sheets. The amount available to be netted is not material.
The Company’s gains on derivative instruments not designated as accounting hedges and total net foreign currency gains (losses) for the three month periods ended March 31, 2025 and 2024 were as follows.

	For the Three Month Period Ended March 31,
	2025	2024
Foreign currency forward contracts gains	$3.2	$—
Total foreign currency transaction gains (losses), net	(6.8)	0.7
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

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(1)	$18.9	$—	$—	$18.9
Interest rate swaps(2)	—	14.6	—	14.6
Cross-currency interest rate swaps(3)	—	18.3	—	18.3
Foreign currency forwards(4)	—	1.8	—	1.8
Total	$18.9	$34.7	$—	$53.6
Financial Liabilities
Deferred compensation plans(1)	$24.5	$—	$—	$24.5
Interest rate swaps(2)	—	1.1	—	1.1
Cross-currency interest rate swaps(3)	—	31.6	—	31.6
Foreign currency forwards(4)	—	0.5	—	0.5
Contingent consideration(5)	—	—	32.8	32.8
Total	$24.5	$33.2	$32.8	$90.5

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(1)	$21.0	$—	$—	$21.0
Interest rate swaps(2)	—	1.4	—	1.4
Cross-currency interest rate swaps(3)	—	27.3	—	27.3
Foreign currency forwards(4)	—	1.8	—	1.8
Total	$21.0	$30.5	$—	$51.5
Financial Liabilities
Deferred compensation plan(1)	$28.7	$—	$—	$28.7
Interest rate swaps(2)	—	1.8	—	1.8
Foreign currency forwards(4)	—	1.2	—	1.2
Contingent consideration(5)	—	—	22.2	22.2
Total	$28.7	$3.0	$22.2	$53.9
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
The following table provides a reconciliation of the activity for contingent consideration for the three month periods ended March 31, 2025 and 2024.

	For the Three Month Period Ended March 31,
	2025	2024
Balance at beginning of the period	$22.2	$42.2
Acquisitions	9.7	6.5
Changes in fair value	—	0.2
Foreign currency translation	0.9	(0.5)
Balance at end of the period	$32.8	$48.4
As of March 31, 2025, all contingent consideration is included in “Other liabilities” on the Condensed Consolidated Balance Sheet.
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

Disaggregation of Revenue
The following tables provide disaggregated revenue by reportable segment for the three month periods ended March 31, 2025 and 2024.

	Industrial Technologies and Services		Precision and Science Technologies		Total
	Three Month Period Ended March 31,
	2025	2024	2025	2024	2025	2024
Primary Geographic Markets
United States	$585.1	$597.1	$168.9	$137.1	$754.0	$734.2
Other Americas	119.1	112.7	22.7	8.1	141.8	120.8
Total Americas	704.2	709.8	191.6	145.2	895.8	855.0
EMEIA	431.0	445.4	136.4	113.7	567.4	559.1
China	139.4	154.6	27.5	28.2	166.9	182.8
Other Asia Pacific	77.5	63.6	9.2	9.6	86.7	73.2
Total Asia Pacific	216.9	218.2	36.7	37.8	253.6	256.0
Total	$1,352.1	$1,373.4	$364.7	$296.7	$1,716.8	$1,670.1
Product Categories
Original equipment(1)	$777.1	$827.1	$286.4	$225.0	$1,063.5	$1,052.1
Aftermarket(2)	575.0	546.3	78.3	71.7	653.3	618.0
Total	$1,352.1	$1,373.4	$364.7	$296.7	$1,716.8	$1,670.1
Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$1,227.9	$1,244.4	$345.7	$295.5	$1,573.6	$1,539.9
Revenue recognized over time(4)	124.2	129.0	19.0	1.2	143.2	130.2
Total	$1,352.1	$1,373.4	$364.7	$296.7	$1,716.8	$1,670.1
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
Performance Obligations
As of March 31, 2025, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $766.2 million in the next twelve months and $794.9 million in periods thereafter. The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time and service contracts with an original duration greater than one year.

Contract Balances
The following table provides the contract balances as of March 31, 2025 and December 31, 2024 presented in the Condensed Consolidated Balance Sheets.

	March 31, 2025	December 31, 2024
Accounts receivable, net	$1,348.3	$1,335.4
Contract assets	116.3	111.2
Contract liabilities - current	328.9	318.6
Contract liabilities - noncurrent	1.0	0.9
Note 16. Income Taxes
The following table summarizes the Company’s provision for income taxes and effective income tax provision rate for the three month periods ended March 31, 2025 and 2024.

	For the Three Month Period Ended March 31,
	2025	2024
Income before income taxes	$253.1	$269.6
Provision for income taxes	$58.5	$54.4
Effective income tax provision rate	23.1%	20.2%
The increase in the provision for income taxes and increase in the effective income tax provision rate for the three month period ended March 31, 2025 when compared to the same three month period of 2024 is primarily due to a lower benefit from a windfall tax deduction in the 2025 period compared to the 2024 period.
Note 17. Other Operating Expense, Net
The components of “Other operating expense, net” for the three month periods ended March 31, 2025 and 2024 were as follows.

	For the Three Month Period Ended March 31,
	2025	2024
Foreign currency transaction losses (gains), net	$6.8	$(0.7)
Restructuring charges, net(1)	5.3	9.7
Acquisition and other transaction related expenses(2)	9.8	15.3
Other, net	(0.2)	0.9
Total other operating expense, net	$21.7	$25.2
(1)See Note 3 “Restructuring.”
(2)Represents costs associated with successful and abandoned acquisitions, including third-party expenses and post-closure integration costs.
Note 18. Contingencies
The Company is a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature for a company of its size and sector. The Company believes that such proceedings, lawsuits and administrative actions will not materially adversely affect its operations, financial condition, liquidity or competitive position. For further description of the Company’s contingencies, reference is made to Note 21, “Contingencies” in the notes to consolidated financial statements in the Company’s 2024 Annual Report.
Environmental Matters
The Company has been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under U.S. federal “Superfund” or similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. The Company has undiscounted accrued liabilities of $12.6 million and $13.6 million as of March 31, 2025 and December 31, 2024, respectively, on its Condensed Consolidated Balance Sheets to the extent costs are known or can be reasonably estimated for its remaining financial obligations in relation to environmental matters and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.
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
The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Income Before Income Taxes for the three month periods ended March 31, 2025 and 2024.

	Industrial Technologies and Services		Precision and Science Technologies		Total
	Three Month Period Ended March 31,
	2025	2024	2025	2024	2025	2024
Revenue	$1,352.1	$1,373.4	$364.7	$296.7	$1,716.8	$1,670.1
Segment cost of sales(1)	729.9	742.8	188.6	148.0	918.5	890.8
Segment selling and administrative expenses(2)	231.7	219.6	69.9	57.4	301.6	277.0
Other segment items(3)	1.4	(0.1)	—	(0.1)	1.4	(0.2)
Segment Adjusted EBITDA	$389.1	$411.1	$106.2	$91.4	$495.3	$502.5
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
(3)Other miscellaneous segment expenses.

	For the Three Month Period Ended March 31,
	2025	2024
Total Segment Adjusted EBITDA	$495.3	$502.5
Less items to reconcile Segment Adjusted EBITDA to Income Before Income Taxes:
Corporate expenses not allocated to segments	35.6	44.0
Interest expense	61.2	36.8
Depreciation and amortization expense (a)	118.9	116.3
Restructuring and related business transformation costs (b)	5.4	10.7
Acquisition and other transaction related expenses and non-cash charges (c)	9.8	15.3
Stock-based compensation	14.2	14.1
Foreign currency transaction losses (gains), net	6.8	(0.7)
Adjustments to LIFO inventories	3.0	6.8
Cybersecurity incident costs (d)	(0.2)	0.6
Interest income on cash and cash equivalents	(10.3)	(11.4)
Other adjustments (e)	(2.2)	0.4
Income Before Income Taxes	253.1	269.6
Provision for income taxes	58.5	54.4
Loss on equity method investments	(6.2)	(10.7)
Net Income	$188.4	$204.5
a)Depreciation and amortization expense excludes $1.1 million and $0.9 million of depreciation of rental equipment for the three month periods ended March 31, 2025 and 2024, respectively.
b)Restructuring and related business transformation costs consist of the following.

	For the Three Month Period Ended March 31,
	2025	2024
Restructuring charges	$5.3	$9.7
Facility reorganization, relocation and other costs	0.1	1.0
Total restructuring and related business transformation costs	$5.4	$10.7
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
The following tables provide summarized information about the Company’s reportable segments.
Depreciation and Amortization Expense

	For the Three Month Period Ended March 31,
	2025	2024
Industrial Technologies and Services	$67.6	$80.9
Precision and Science Technologies	51.2	33.4
Corporate and other	1.2	2.9
Total depreciation and amortization expense	$120.0	$117.2

Capital Expenditures

	For the Three Month Period Ended March 31,
	2025	2024
Industrial Technologies and Services	$26.4	$20.2
Precision and Science Technologies	6.9	5.3
Corporate and other	0.4	36.8
Total capital expenditures	$33.7	$62.3
Identifiable Assets

	March 31, 2025	December 31, 2024
Industrial Technologies and Services	$10,637.1	$10,369.6
Precision and Science Technologies	5,905.1	5,884.1
Corporate and other	1,837.2	1,756.1
Total identifiable assets	$18,379.4	$18,009.8
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

	For the Three Month Period Ended March 31,
	2025	2024
Weighted-average shares outstanding - Basic	403.1	403.5
Dilutive effect of outstanding share-based compensation awards	3.3	4.4
Weighted-average shares outstanding - Diluted	406.4	407.9
For the three month periods ended March 31, 2025 and 2024, 1.1 million and 0.4 million, respectively, of anti-dilutive shares were not included in the computation of diluted earnings per share.
Note 21. Subsequent Event
On May 1, 2025, the Company announced that its Board of Directors authorized a $1.0 billion increase to the Company’s share repurchase program. This increase is incremental to the $993.0 million remaining under the existing authorization. These authorizations do not have any expiration date. Under the repurchase program, Ingersoll Rand may from time to time repurchase shares of the Company’s common stock in the open market at prevailing market prices (including through Rule 10b5-1 plans), in privately negotiated transactions, a combination thereof, or through other transactions. The actual timing, number, manner, and value of any shares repurchased will depend on several factors, including the market price of the Company’s stock, general market and economic conditions, the Company’s liquidity requirements, applicable legal requirements, and other business considerations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our 2024 Annual Report. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
Overview
Our Company
Ingersoll Rand is a global market leader with a broad flow creation and industrial product portfolio across air, gas, powder, and liquid handling applications, providing services and solutions to increase industrial and life science productivity, efficiency, and sustainability. We manufacture one of the broadest and most complete ranges of compressor, pump, vacuum and blower products in our markets, which, when combined with our global geographic footprint and application expertise, allows us to provide differentiated product and service offerings to our customers. Our products are sold under a collection of premier, market-leading brands, including Ingersoll Rand, Gardner Denver, Nash, CompAir, ILC Dover, Thomas, Milton Roy, Seepex, Elmo Rietschle, ARO, Robuschi, Emco Wheaton and Runtech Systems, which we believe are globally recognized in their respective end-markets and known for product quality, reliability, efficiency and superior customer service.
We operate with two reportable segments: Industrial Technologies and Services and Precision and Science Technologies. See Note 19 “Segment Reporting” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a description of our reportable segments.
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
To date, 2025 has been marked by continued uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, ongoing political and regulatory uncertainty, including potential shifts in U.S. trade policy and the imposition of new tariffs, as well as geopolitical instability stemming from the conflicts in Ukraine and the Middle East.
Further contributing to economic uncertainty, the current U.S. presidential administration has signaled its intention to implement significant changes to U.S. trade policy, the size of the federal government and the enforcement of various regulations. These policy shifts could introduce additional market instability and reduce investor confidence. For example, the U.S. government recently announced tariffs on goods imported from various countries to the United States. Countries subject to such tariffs have imposed, or may in the future, impose reciprocal or retaliatory tariffs and other trade measures. We are actively monitoring the tariff developments and analyzing the potential impacts on our business, cost structure, supply chain and broader economic environment. We are identifying actions necessary to maintain competitiveness while we adapt to these new economic challenges. While these developments have not had a material impact on our financial condition or results of operations to date, due to their evolving nature, and the expected persistence of macroeconomic conditions and volatility in the near term, we cannot predict with certainty the ultimate impacts they may have on our business and results in the future, but those impacts could be material.
Foreign Currency Fluctuations
A significant portion of our revenues, approximately 53% for the three month period ended March 31, 2025, was denominated in currencies other than the U.S. dollar. Because much of our manufacturing facilities and labor force costs are outside of the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.

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
Results of Operations
Consolidated results should be read in conjunction with the segment results section herein and Note 19 “Segment Reporting” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, which provides more detailed discussions concerning certain components of our Condensed Consolidated Statements of Operations. All intercompany accounts and transactions have been eliminated within the consolidated results. The following table presents selected Condensed Consolidated Results of Operations of our business for the three month periods ended March 31, 2025 and 2024.

	For the Three Month Period Ended March 31,
	2025	2024
Condensed Consolidated Statement of Operations:
Revenues	$1,716.8	$1,670.1
Cost of sales	951.3	923.8
Gross profit	765.5	746.3
Selling and administrative expenses	350.0	336.3
Amortization of intangible assets	91.3	91.6
Other operating expense, net	21.7	25.2
Operating income	302.5	293.2
Interest expense	61.2	36.8
Other income, net	(11.8)	(13.2)
Income before income taxes	253.1	269.6
Provision for income taxes	58.5	54.4
Loss on equity method investments	(6.2)	(10.7)
Net income	188.4	204.5
Less: Net income attributable to noncontrolling interests	1.9	2.3
Net income attributable to Ingersoll Rand Inc.	$186.5	$202.2

Percentage of Revenues:
Gross profit	44.6%	44.7%
Selling and administrative expenses	20.4%	20.1%
Operating income	17.6%	17.6%
Net income	11.0%	12.2%
Adjusted EBITDA	26.8%	27.5%

Other Financial Data:
Adjusted EBITDA (1)	$459.7	$458.5
Adjusted Net Income (1)	293.2	319.9
Cash flows - operating activities	256.4	161.6
Cash flows - investing activities	(197.1)	(205.6)
Cash flows - financing activities	(10.0)	(79.6)
Free Cash Flow (1)	222.7	99.3
(1)See the “Non-GAAP Financial Measures” section for a reconciliation to comparable GAAP measure.
Revenues
Revenues for the three month period ended March 31, 2025 were $1,716.8 million, an increase of $46.7 million, or 2.8%, compared to $1,670.1 million for the same three month period in 2024. The increase in revenues was primarily due to acquisitions of $139.5 million and higher pricing of $23.8 million, partially offset by unfavorable impact of foreign currencies of $27.7 million and lower organic volumes of $88.9 million. The percentage of consolidated revenues derived from aftermarket parts and services was 38.1% in the three month period ended March 31, 2025 compared to 37.0% in the same three month period in 2024.
Gross Profit
Gross profit for the three month period ended March 31, 2025 was $765.5 million, an increase of $19.2 million, or 2.6%, compared to $746.3 million for the same three month period in 2024, and as a percentage of revenues was 44.6% for the three month period ended March 31, 2025 and 44.7% for the same three month period in 2024. The increase in gross profit is primarily due to acquisitions discussed above.

Selling and Administrative Expenses
Selling and administrative expenses were $350.0 million for the three month period ended March 31, 2025, an increase of $13.7 million, or 4.1%, compared to $336.3 million for the same three month period in 2024. The increase in selling and administrative expenses was primarily attributable to businesses acquired in 2024 and first three months of 2025, partially offset by a decrease in incentive compensation. Selling and administrative expenses as a percentage of revenues increased to 20.4% for the three month period ended March 31, 2025 from 20.1% in the same three month period in 2024.
Amortization of Intangible Assets
Amortization of intangible assets was $91.3 million for the three month period ended March 31, 2025, a decrease of $0.3 million, compared to $91.6 million in the same three month period in 2024. The decrease was primarily due to certain intangible assets becoming fully amortized, partially offset by businesses acquired in 2024 and first three months of 2025 discussed in Note 2 “Acquisitions” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
Other Operating Expense, Net
Other operating expense, net was $21.7 million for the three month period ended March 31, 2025, a decrease of $3.5 million, compared to $25.2 million in the same three month period in 2024. The decrease in expense was primarily due to lower acquisition and other transaction related expenses of $5.5 million and lower restructuring charges of $4.4 million, partially offset by higher foreign currency transaction losses, net of $7.5 million.
Interest Expense
Interest expense was $61.2 million for the three month period ended March 31, 2025, an increase of $24.4 million, compared to $36.8 million in the same three month period in 2024. The increase was primarily due to an increase in long term debt primarily used to fund the ILC Dover acquisition, partially offset by the interest rate derivative contracts discussed in Note 13 “Hedging Activities and Derivative Instruments” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. The weighted average interest rate, including the impact of the interest rate derivative contracts, was approximately 5.0% for the three month period ended March 31, 2025 and 5.3% in the same three month period in 2024.
Other Income, Net
Other income, net was $11.8 million and $13.2 million in the three month periods ended March 31, 2025 and 2024, respectively. The decrease was primarily due to a decrease in interest income from holdings of cash and cash equivalents.
Provision for Income Taxes
The provision for income taxes was $58.5 million, resulting in a 23.1% effective income tax provision rate for the three month period ended March 31, 2025, compared to a provision for income taxes of $54.4 million, resulting in a 20.2% effective income tax provision rate in the same three month period in 2024. The increase in the tax provision and the effective tax provision rate for the three month period ended March 31, 2025 when compared to the same three month period of 2024 is primarily due to a lower benefit from a windfall tax deduction in the 2025 period compared to the 2024 period.
Net Income
Net income was $188.4 million for the three month period ended March 31, 2025 compared to net income of $204.5 million in the same three month period in 2024. The decrease in net income was primarily due to higher interest expense, higher selling and administrative expenses, and higher provision for income taxes, partially offset by higher gross profit on increased revenues.
Adjusted EBITDA
Adjusted EBITDA increased $1.2 million to $459.7 million for the three month period ended March 31, 2025 compared to $458.5 million in the same three month period in 2024. Adjusted EBITDA as a percentage of revenues decreased 70 basis points to 26.8% for the three month period ended March 31, 2025 from 27.5% for the same three month period in 2024. The increase in Adjusted EBITDA was primarily due to acquisitions of $30.3 million, higher pricing of $23.8 million, lower selling and administrative costs of $5.3 million, partially offset by lower organic sales volume of $40.1 million, unfavorable cost productivity and product mix of $11.4 million, and unfavorable impact of foreign currencies of $6.5 million. The decrease in Adjusted EBITDA as a percentage of revenues is primarily attributable to lower organic volumes and the decretive impact of acquisitions.

Adjusted Net Income
Adjusted Net Income decreased $26.7 million to $293.2 million for the three month period ended March 31, 2025 compared to $319.9 million in the same three month period in 2024. The decrease was primarily due to higher interest expense.
Non-GAAP Financial Measures
Set forth below are the reconciliations of Net Income to Adjusted EBITDA and Adjusted Net Income and Cash Flows from Operating Activities to Free Cash Flow.

	For the Three Month Period Ended March 31,
	2025	2024
Net Income	$188.4	$204.5
Plus:
Interest expense	61.2	36.8
Provision for income taxes	58.5	54.4
Depreciation expense (a)	27.6	24.7
Amortization expense (b)	91.3	91.6
Restructuring and related business transformation costs (c)	5.4	10.7
Acquisition and other transaction related expenses and non-cash charges (d)	9.8	15.3
Stock-based compensation	14.2	14.1
Foreign currency transaction losses (gains), net	6.8	(0.7)
Loss on equity method investments	6.2	10.7
Adjustments to LIFO inventories	3.0	6.8
Cybersecurity incident costs (e)	(0.2)	0.6
Interest income on cash and cash equivalents	(10.3)	(11.4)
Other adjustments (f)	(2.2)	0.4
Adjusted EBITDA	$459.7	$458.5
Minus:
Interest expense	$61.2	$36.8
Income tax provision, as adjusted (g)	85.7	86.4
Depreciation expense	27.6	24.7
Amortization of non-acquisition related intangible assets	2.3	2.1
Interest income on cash and cash equivalents	(10.3)	(11.4)
Adjusted Net Income	$293.2	$319.9
Free Cash Flow
Cash flows from operating activities	$256.4	$161.6
Minus:
Capital expenditures	33.7	62.3
Free Cash Flow	$222.7	$99.3
(a)Depreciation expense excludes $1.1 million and $0.9 million of depreciation of rental equipment for the three month periods ended March 31, 2025 and 2024, respectively.
(b)Represents $89.0 million and $89.5 million of amortization of intangible assets arising from acquisitions (customer relationships, technology, tradenames and backlog) and $2.3 million and $2.1 million of amortization of non-acquisition related intangible assets, in each case, for the three month periods ended March 31, 2025 and 2024, respectively.

(c)Restructuring and related business transformation costs consisted of the following.

	For the Three Month Period Ended March 31,
	2025	2024
Restructuring charges	$5.3	$9.7
Facility reorganization, relocation and other costs	0.1	1.0
Total restructuring and related business transformation costs	$5.4	$10.7
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
The income tax provision, as adjusted for each of the periods presented below consisted of the following.

	For the Three Month Period Ended March 31,
	2025	2024
Provision for income taxes	$58.5	$54.4
Tax impact of pre-tax income adjustments	26.7	29.3
Discrete tax items	0.5	2.7
Income tax provision, as adjusted	$85.7	$86.4
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
The segment measurements provided to and evaluated by the chief operating decision maker are described in Note 19 “Segment Reporting” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
Segment Results for the Three Month Periods Ended March 31, 2025 and 2024
The following tables display Segment Orders, Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments.
Industrial Technologies and Services Segment Results

	For the Three Month Period Ended March 31,		Percent Change
	2025	2024	2025 vs. 2024
Segment Orders	$1,487.0	$1,398.4	6.3%
Segment Revenues	$1,352.1	$1,373.4	(1.6)%
Segment Adjusted EBITDA	$389.1	$411.1	(5.4)%
Segment Margin	28.8%	29.9%	(110)	bps
Segment Orders for the three month period ended March 31, 2025 were $1,487.0 million, an increase of $88.6 million, or 6.3%, compared to $1,398.4 million in the same three month period in 2024. The increase in Segment Orders was due to acquisitions of

$66.4 million or 4.7%, and organic growth of $48.3 million or 3.5%, partially offset by the unfavorable impact of foreign currencies of $26.1 million or 1.9%.
Segment Revenues for the three month period ended March 31, 2025 were $1,352.1 million, a decrease of $21.3 million, or 1.6%, compared to $1,373.4 million in the same three month period in 2024. The decrease in Segment Revenues was due to lower organic volumes of $74.9 million or 5.5% and unfavorable impact of foreign currencies of $23.6 million or 1.7%, partially offset by acquisitions of $59.5 million or 4.3% and higher pricing of $17.7 million or 1.3%. The percentage of Segment Revenues derived from aftermarket parts and service was 42.5% in the three month period ended March 31, 2025 compared to 39.8% in the same three month period in 2024.
Segment Adjusted EBITDA for the three month period ended March 31, 2025 was $389.1 million, a decrease of $22.0 million, or 5.4%, from $411.1 million in the same three month period in 2024. Segment Adjusted EBITDA Margin decreased 110 basis points to 28.8% from 29.9% in 2024. The decrease in Segment Adjusted EBITDA was primarily due to lower organic sales volume of $33.3 million or 8.1%, unfavorable cost productivity and product mix of $7.1 million or 1.7%, unfavorable impact of foreign currencies of $5.6 million or 1.4%, and higher selling and administrative costs of $5.0 million or 1.2%, partially offset by higher pricing of $17.7 million or 4.3% and acquisitions of $11.4 million or 2.8%.
Precision and Science Technologies Segment Results

	For the Three Month Period Ended March 31,		Percent Change
	2025	2024	2025 vs. 2024
Segment Orders	$395.3	$309.0	27.9%
Segment Revenues	$364.7	$296.7	22.9%
Segment Adjusted EBITDA	$106.2	$91.4	16.2%
Segment Margin	29.1%	30.8%	(170)	bps
Segment Orders for the three month period ended March 31, 2025 were $395.3 million, an increase of $86.3 million, or 27.9%, compared to $309.0 million in the same three month period in 2024. The increase in Segment Orders was due to acquisitions of $81.6 million or 26.4% and organic growth of $8.9 million or 2.9%, partially offset by the unfavorable impact of foreign currencies of $4.2 million or 1.4%.
Segment Revenues for the three month period ended March 31, 2025 were $364.7 million, an increase of $68.0 million, or 22.9%, compared to $296.7 million in the same three month period in 2024. The increase in Segment Revenues was primarily due to acquisitions of $80.0 million or 27.0% and higher pricing of $6.1 million or 2.1%, partially offset by lower organic volumes of $14.0 million or 4.7% and unfavorable impact of foreign currencies of $4.1 million or 1.4%. The percentage of Segment Revenues derived from aftermarket parts and service was 21.5% in the three month period ended March 31, 2025 compared to 24.2% in the same three month period in 2024.
Segment Adjusted EBITDA for the three month period ended March 31, 2025 was $106.2 million, an increase of $14.8 million, or 16.2%, from $91.4 million in the same three month period in 2024. Segment Adjusted EBITDA Margin decreased 170 basis points to 29.1% from 30.8% in 2024. The increase in Segment Adjusted EBITDA was primarily due to acquisitions of $18.9 million or 20.7%, higher pricing of $6.1 million or 6.7%, and lower selling and administrative costs of $1.4 million or 1.5%, partially offset by lower organic sales volume of $6.8 million or 7.4% and unfavorable impact of foreign currencies of $1.3 million or 1.4%.
Liquidity and Capital Resources
Our investment resources include cash on hand, cash generated from operations and borrowings under our Revolving Credit Facility and Commercial Paper Program. We also have the ability to seek additional secured and unsecured borrowings, subject to credit agreement restrictions.
See the description of these line-of-credit resources in Note 11 “Debt” to the consolidated financial statements in our 2024 Annual Report and Note 10 “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
As of March 31, 2025, we had $2,600.0 million of unused availability under both the Revolving Credit Facility and Commercial Paper Program.

As of March 31, 2025, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.
Liquidity
A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1,612.8	$1,541.2

Short-term borrowings and current maturities of long-term debt	$1.7	$3.1
Long-term debt	4,770.4	4,754.4
Total debt	$4,772.1	$4,757.5
We can increase the borrowing availability under the Revolving Credit Facility by up to $1,000.0 million in the form of additional commitments so long as we do not exceed a specified leverage ratio. Our liquidity requirements are significant primarily due to debt service requirements. See Note 11 “Debt” to the consolidated financial statements in our 2024 Annual Report and Note 10 “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details.
Our principal sources of liquidity have been existing cash and cash equivalents, cash generated from operations and borrowings under the Senior Notes. Our principal uses of cash will be to provide working capital, meet debt service requirements, fund capital expenditures, dividend payments, and finance strategic plans, including possible acquisitions. We may also seek to finance capital expenditures under capital leases or other debt arrangements that provide liquidity or favorable borrowing terms. We continue to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, we may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings. As market conditions warrant, we may from time to time, seek to repay loans that we have borrowed, including the borrowings under the Senior Notes. Based on our current level of operations and available cash, we believe our cash flow from operations, together with availability under the Revolving Credit Facility and Commercial Paper Program, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements for the foreseeable future. Our business may not generate sufficient cash flows from operations or future borrowings may not be available to us under our Revolving Credit Facility or Commercial Paper Program in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Our ability to do so depends on, among other factors, prevailing economic conditions, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change in control, we could be required to repay or refinance our indebtedness. We may not be able to refinance any of our indebtedness, including the Senior Notes, on commercially reasonable terms or at all. Any future acquisitions, joint ventures, or other similar transactions may require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms or at all.
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
A substantial portion of our cash is in jurisdictions outside of the United States. We do not assert ASC 740-30 (formerly APB 23) indefinite reinvestment of our historical non-U.S. earnings or future non-U.S. earnings. The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States. Our deferred income tax liability as of March 31, 2025 was $62.9 million which primarily consisted of withholding taxes.

Working Capital

	March 31, 2025	December 31, 2024
Net Working Capital:
Current assets	$4,351.7	$4,163.5
Less: Current liabilities	1,826.8	1,818.9
Net working capital	$2,524.9	$2,344.6

Operating Working Capital:
Accounts receivable	$1,348.3	$1,335.4
Plus: Inventories (excluding LIFO reserve)	1,215.2	1,134.2
Plus: Contract assets	116.3	111.2
Less: Accounts payable	780.4	843.6
Less: Contract liabilities (current)	328.9	318.6
Operating working capital	$1,570.5	$1,418.6
Net working capital increased $180.3 million to $2,524.9 million as of March 31, 2025 from $2,344.6 million as of December 31, 2024. Operating working capital increased $151.9 million to $1,570.5 million as of March 31, 2025 from $1,418.6 million as of December 31, 2024. The increase in operating working capital is due to higher inventories, higher accounts receivable, higher contract assets and lower accounts payable, partially offset by higher contract liabilities.
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
Cash Flows
The following table reflects the major categories of cash flows for the three month periods ended March 31, 2025 and 2024, respectively.

	For the Three Month Period Ended March 31,
	2025	2024
Cash flows provided by operating activities	$256.4	$161.6
Cash flows used in investing activities	(197.1)	(205.6)
Cash flows used in financing activities	(10.0)	(79.6)
Free cash flow(1)	222.7	99.3
(1)See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the nearest GAAP measure.
Operating Activities
Cash provided by operating activities increased $94.8 million to $256.4 million for the three month period ended March 31, 2025 from $161.6 million in the same three month period in 2024. This increase is primarily attributable to a decrease in cash used in operating working capital in 2025, compared to 2024, the timing of the incentive compensation and interest payments for our Senior Notes, and a decrease in tax payments in 2025, compared to 2024. Partially offsetting these favorable impacts was an increase in cash used for other working capital items and lower net income in 2025, as compared to 2024.
Investing Activities
Cash used in investing activities included capital expenditures of $33.7 million and $62.3 million for the three month periods ended March 31, 2025 and 2024, respectively. Net cash paid in acquisitions was $163.4 million and $143.3 million in the three month periods ended March 31, 2025 and 2024, respectively.

Financing Activities
Cash used in financing activities of $10.0 million for the three month period ended March 31, 2025 primarily reflected purchases of treasury stock of $10.0 million, cash dividends on common stock of $8.1 million, and payments of deferred and contingent acquisition consideration of $1.4 million, partially offset by proceeds from stock option exercises of $5.2 million and other financing inflows of $4.3 million.
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
Free Cash Flow
Free cash flow increased $123.4 million to $222.7 million in the three month period ended March 31, 2025 from $99.3 million in the same three month period in 2024 due to higher cash provided by operating activities and lower capital expenditures.
Critical Accounting Estimates
Management has evaluated the accounting estimates used in the preparation of the Company’s condensed consolidated financial statements and related notes and believe those estimates to be reasonable and appropriate. Certain of these accounting estimates require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the section “Critical Accounting Estimates” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1 “Summary of Significant Accounting Policies” of “Item 8. Financial Statements and Supplementary Data” included in our 2024 Annual Report.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 18 “Contingencies” to the condensed consolidated financial statements included elsewhere in this Form 10-Q. We believe that as of March 31, 2025, there have been no material changes to the environmental matters disclosed in our 2024 Annual Report.
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
As of March 31, 2025, there have been no material changes to our market risk assessment previously disclosed in the 2024 Annual Report.
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
ITEM 1A.    RISK FACTORS
As of March 31, 2025, there have been no material changes to our risk factors included in our 2024 Annual Report.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the three month period ended March 31, 2025.

2025 First Quarter Months	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January 1, 2025 - January 31, 2025	—	$—	—	$993,033,246
February 1, 2025 - February 28, 2025	111,139	$90.40	—	$993,033,246
March 1, 2025 - March 31, 2025	—	$—	—	$993,033,246
Total	111,139		—
(1)Includes shares of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of certain restricted stock units, comprised of 111,139 shares in the period from February 1, 2025 to February 28, 2025.
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
On May 1, 2025, the Company announced that its Board of Directors authorized a $1.0 billion increase to the Company’s share repurchase program. This increase is incremental to the $993.0 million remaining under the existing authorization. These authorizations do not have any expiration date. Under the repurchase program, Ingersoll Rand may from time to time repurchase shares of the Company’s common stock in the open market at prevailing market prices (including through Rule 10b5-1 plans), in privately negotiated transactions, a combination thereof, or through other transactions. The actual timing, number, manner, and value of any shares repurchased will depend on several factors, including the market price of the Company’s stock, general market and economic conditions, the Company’s liquidity requirements, applicable legal requirements, and other business considerations.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Date: May 2, 2025	INGERSOLL RAND INC.

	By:	/s/ Michael J. Scheske
Name: Michael J. Scheske
Vice President and Chief Accounting Officer (Principal Accounting Officer)