Form 10-Q
period 2025-06-30
Ingersoll Rand Inc.
filed 2025-07-31
CIK 1699150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The registrant had outstanding 397,452,515 shares of Common Stock, par value $0.01 per share, as of July 25, 2025.

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

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2025	2024	2025	2024
Revenues	$1,887.9	$1,805.3	$3,604.7	$3,475.4
Cost of sales	1,063.0	1,012.0	2,014.3	1,935.8
Gross Profit	824.9	793.3	1,590.4	1,539.6
Selling and administrative expenses	371.2	342.1	721.2	678.4
Amortization of intangible assets	91.6	91.2	182.9	182.8
Impairment of goodwill	229.7	—	229.7	—
Impairment of other intangible assets	36.1	—	36.1	—
Other operating expense, net	19.9	88.2	41.6	113.4
Operating Income	76.4	271.8	378.9	565.0
Interest expense	62.7	50.8	123.9	87.6
Loss on extinguishment of debt	—	3.0	—	3.0
Other income, net	(14.4)	(18.1)	(26.2)	(31.3)
Income Before Income Taxes	28.1	236.1	281.2	505.7
Provision for income taxes	21.0	46.1	79.5	100.5
Loss on equity method investments	(120.9)	(3.5)	(127.1)	(14.2)
Net Income (Loss)	(113.8)	186.5	74.6	391.0
Less: Net income attributable to noncontrolling interests	1.5	1.5	3.4	3.8
Net Income (Loss) Attributable to Ingersoll Rand Inc.	$(115.3)	$185.0	$71.2	$387.2

Basic earnings (loss) per share	(0.29)	0.46	0.18	0.96
Diluted earnings (loss) per share	(0.29)	0.45	0.18	0.95
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2025	2024	2025	2024
Comprehensive Income Attributable to Ingersoll Rand Inc.
Net income (loss) attributable to Ingersoll Rand Inc.	$(115.3)	$185.0	$71.2	$387.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	215.7	(34.0)	339.4	(107.5)
Unrecognized loss on cash flow hedges	(2.9)	(2.1)	(6.0)	(2.2)
Pension and other postretirement prior service cost and gain (loss), net	(3.1)	(1.4)	(5.7)	(2.8)
Total other comprehensive income (loss), net of tax	209.7	(37.5)	327.7	(112.5)
Comprehensive income attributable to Ingersoll Rand Inc.	$94.4	$147.5	$398.9	$274.7
Comprehensive Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$1.5	$1.5	$3.4	$3.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	(0.3)	0.1	0.4	(0.7)
Total other comprehensive income (loss), net of tax	(0.3)	0.1	0.4	(0.7)
Comprehensive income attributable to noncontrolling interests	1.2	1.6	3.8	3.1
Total Comprehensive Income	$95.6	$149.1	$402.7	$277.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,310.6	$1,541.2
Accounts receivable, net of allowance for credit losses of $66.2 and $57.3, respectively	1,387.9	1,335.4
Inventories	1,205.6	1,055.0
Other current assets	284.3	231.9
Total current assets	4,188.4	4,163.5
Property, plant and equipment, net of accumulated depreciation of $653.7 and $567.5, respectively	879.4	842.1
Goodwill	8,276.6	8,148.1
Other intangible assets, net	4,334.6	4,372.8
Deferred tax assets	27.4	26.1
Other assets	352.7	457.2
Total assets	$18,059.1	$18,009.8
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$2.0	$3.1
Accounts payable	832.8	843.6
Accrued liabilities	997.6	972.2
Total current liabilities	1,832.4	1,818.9
Long-term debt, less current maturities	4,781.4	4,754.4
Pensions and other postretirement benefits	149.8	139.3
Deferred income tax liabilities	665.7	757.6
Other liabilities	472.4	294.3
Total liabilities	$7,901.7	$7,764.5
Commitments and contingencies (Note 18)	—	—
Stockholders’ equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 431,525,684 and 430,745,964 shares issued as of June 30, 2025 and December 31, 2024, respectively	4.3	4.3
Capital in excess of par value	9,672.2	9,633.6
Retained earnings	2,558.6	2,503.5
Accumulated other comprehensive loss	(140.8)	(468.5)
Treasury stock at cost; 34,098,049 and 27,865,885 shares as of June 30, 2025 and December 31, 2024, respectively	(2,007.0)	(1,493.9)
Total Ingersoll Rand Inc. stockholders’ equity	$10,087.3	$10,179.0
Noncontrolling interests	70.1	66.3
Total stockholders’ equity	$10,157.4	$10,245.3
Total liabilities and stockholders’ equity	$18,059.1	$18,009.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Month Period Ended June 30, 2025
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	431.4	$4.3	$9,651.7	$2,681.9	$(350.5)	$(1,502.6)	$10,484.8	$68.9	$10,553.7
Net income (loss)	—	—	—	(115.3)	—	—	(115.3)	1.5	(113.8)
Dividends declared	—	—	—	(8.0)	—	—	(8.0)	—	(8.0)
Issuance of common stock for stock-based compensation plans	0.1	—	3.8	—	—	—	3.8	—	3.8
Purchases of treasury stock	—	—	—	—	—	(504.6)	(504.6)	—	(504.6)
Issuance of treasury stock for stock-based compensation plans	—	—	—	—	—	0.2	0.2	—	0.2
Stock-based compensation	—	—	16.7	—	—	—	16.7	—	16.7
Other comprehensive income (loss), net of tax	—	—	—	—	209.7	—	209.7	(0.3)	209.4
Balance at end of period	431.5	$4.3	$9,672.2	$2,558.6	$(140.8)	$(2,007.0)	$10,087.3	$70.1	$10,157.4

	Three Month Period Ended June 30, 2024
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	429.7	$4.3	$9,569.8	$1,891.3	$(302.6)	$(1,307.5)	$9,855.3	$64.4	$9,919.7
Net income	—	—	—	185.0	—	—	185.0	1.5	186.5
Dividends declared	—	—	—	(8.0)	—	—	(8.0)	—	(8.0)
Issuance of common stock for stock-based compensation plans	0.7	—	11.2	—	—	—	11.2	—	11.2
Purchases of treasury stock	—	—	—	—	—	(62.6)	(62.6)	—	(62.6)
Issuance of treasury stock for stock-based compensation plans	—	—	(0.2)	—	—	0.5	0.3	—	0.3
Stock-based compensation	—	—	14.5	—	—	—	14.5	—	14.5
Other comprehensive income (loss), net of tax	—	—	—	—	(37.5)	—	(37.5)	0.1	(37.4)
Balance at end of period	430.4	$4.3	$9,595.3	$2,068.3	$(340.1)	$(1,369.6)	$9,958.2	$66.0	$10,024.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(Unaudited; in millions)

	Six Month Period Ended June 30, 2025
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	430.7	$4.3	$9,633.6	$2,503.5	$(468.5)	$(1,493.9)	$10,179.0	$66.3	$10,245.3
Net income	—	—	—	71.2	—	—	71.2	3.4	74.6
Dividends declared	—	—	—	(16.1)	—	—	(16.1)	—	(16.1)
Issuance of common stock for stock-based compensation plans	0.8	—	8.9	—	—	—	8.9	—	8.9
Purchases of treasury stock	—	—	—	—	—	(514.6)	(514.6)	—	(514.6)
Issuance of treasury stock for stock-based compensation plans	—	—	(1.2)	—	—	1.5	0.3	—	0.3
Stock-based compensation	—	—	30.9	—	—	—	30.9	—	30.9
Other comprehensive income, net of tax	—	—	—	—	327.7	—	327.7	0.4	328.1
Balance at end of period	431.5	$4.3	$9,672.2	$2,558.6	$(140.8)	$(2,007.0)	$10,087.3	$70.1	$10,157.4

	Six Month Period Ended June 30, 2024
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	428.6	$4.3	$9,550.8	$1,697.2	$(227.6)	$(1,240.9)	$9,783.8	$62.9	$9,846.7
Net income	—	—	—	387.2	—	—	387.2	3.8	391.0
Dividends declared	—	—	—	(16.1)	—	—	(16.1)	—	(16.1)
Issuance of common stock for stock-based compensation plans	1.8	—	21.3	—	—	—	21.3	—	21.3
Purchases of treasury stock	—	—	—	—	—	(135.5)	(135.5)	—	(135.5)
Issuance of treasury stock for stock-based compensation plans	—	—	(5.4)	—	—	6.8	1.4	—	1.4
Stock-based compensation	—	—	28.6	—	—	—	28.6	—	28.6
Other comprehensive loss, net of tax	—	—	—	—	(112.5)	—	(112.5)	(0.7)	(113.2)
Balance at end of period	430.4	$4.3	$9,595.3	$2,068.3	$(340.1)	$(1,369.6)	$9,958.2	$66.0	$10,024.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	For the Six Month Period Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$74.6	$391.0
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	182.9	182.8
Depreciation	57.6	51.3
Impairment of goodwill and other intangible assets	265.8	—
Stock-based compensation expense	30.9	28.6
Loss on equity method investments	127.1	14.2
Foreign currency transaction losses (gains), net	12.8	(0.7)
Non-cash adjustments to carrying value of LIFO inventories	10.3	7.2
Loss on extinguishment of debt	—	3.0
Loss on sale of asbestos-related assets and liabilities	—	33.7
Other non-cash adjustments	4.8	3.4
Changes in assets and liabilities:
Receivables	38.3	(8.1)
Inventories	(86.0)	(63.6)
Accounts payable	(44.2)	(72.8)
Accrued liabilities	(50.6)	(44.3)
Other assets and liabilities, net	(122.2)	(59.2)
Net cash provided by operating activities	502.1	466.5
Cash Flows Used In Investing Activities:
Capital expenditures	(69.0)	(84.1)
Net cash paid in acquisitions	(210.4)	(2,744.0)
Other investing	—	(6.0)
Net cash used in investing activities	(279.4)	(2,834.1)
Cash Flows From (Used In) Financing Activities:
Principal payments on long-term debt	—	(1,240.7)
Proceeds from long-term debt	—	3,296.9
Purchases of treasury stock	(510.2)	(135.5)
Cash dividends on common shares	(16.1)	(16.1)
Proceeds from stock option exercises	9.1	22.7
Payments to settle cross-currency swaps	—	(19.9)
Payments of deferred and contingent acquisition consideration	(2.8)	(12.0)
Payments of debt issuance costs	—	(32.3)
Other financing	(3.1)	(1.1)
Net cash provided by (used in) financing activities	(523.1)	1,862.0
Effect of exchange rate changes on cash and cash equivalents	69.8	(27.4)
Net decrease in cash and cash equivalents	(230.6)	(533.0)
Cash and cash equivalents, beginning of period	1,541.2	1,595.5
Cash and cash equivalents, end of period	$1,310.6	$1,062.5
Supplemental Cash Flow Information
Cash paid for income taxes, net of refunds	$129.2	$128.9
Cash paid for interest, net of interest rate derivative settlements	123.9	56.9
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
The results of operations for the three and six month periods ended June 30, 2025 are not necessarily indicative of future results.
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
Note 2. Acquisitions
Acquisitions in 2025
On February 3, 2025, the Company completed the acquisition of SSI Aeration, Inc. (“SSI”) for cash consideration of $96.9 million. The business is a manufacturer of wastewater treatment plant equipment. The acquisition will enable Ingersoll Rand to combine several technologies like low pressure compressors with SSI’s aeration offerings to provide a comprehensive, end-to-end solution. SSI has been reported within the Industrial Technologies and Services segment.

On February 3, 2025, the Company completed the acquisition of Excelsior Blower Systems, Inc. (“Excelsior”) for cash consideration of $17.5 million. The business is a manufacturer of blower packages. Excelsior has been reported within the Industrial Technologies and Services segment.
On February 3, 2025, the Company completed the acquisition of Cullum & Brown of Kansas City, Inc. (“Cullum & Brown”) for initial cash consideration of $50.7 million and contingent consideration of up to $10.0 million. The business is a provider of compressors, blowers, pumps and associated parts and services. Cullum & Brown has been reported within the Industrial Technologies and Services segment.
On April 1, 2025, the Company completed the acquisition of G & D Chillers, Inc. (“G & D”) for cash consideration of $19.9 million. The business is a manufacturer of glycol chillers. G & D has been reported within the Industrial Technologies and Services segment.
On June 3, 2025, the Company completed the acquisition of Lead Fluid (Baoding) Intelligent Equipment Manufacturing Co., Ltd. (“Lead Fluid”) for cash consideration of $18.1 million and contingent consideration of up to approximately $4.2 million. The business designs and manufactures fluid-handling products, including peristaltic pumps, syringe pumps, gear pumps, and pump heads, used for life science applications. Lead Fluid has been reported within the Precision and Science Technologies segment.
Other acquisitions completed during the six months ended June 30, 2025 include four sales and service businesses, which have been reported within the Industrial Technologies and Services segment. The aggregate consideration for these acquisitions was $20.0 million.
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

Accounts receivable	$19.2
Inventories	19.8
Other current assets	0.8
Property, plant and equipment	5.5
Goodwill	140.4
Other intangible assets	71.9
Other assets	4.1
Total current liabilities	(21.1)
Deferred tax liabilities	(0.4)
Other noncurrent liabilities	(3.5)
Total consideration	$236.7
The aggregate revenue and operating income included in the condensed consolidated financial statements for these acquisitions subsequent to the dates of acquisition was $26.2 million and $4.2 million for the three month period ended June 30, 2025, respectively, and $35.7 million and $3.5 million for the six month period then ended, respectively. The operating income of these acquired businesses include the effects of acquisition-related accounting adjustments such as amortization of intangible assets and fair value adjustments to acquired inventory.
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
On June 3, 2024, the Company completed the acquisition of Astronaut Topco, LP and Astronaut Topco GP, LLC (collectively “ILC Dover”) for initial cash consideration of $2,349.7 million and contingent consideration of up to $75.0 million. ILC Dover’s offerings include solutions for biopharmaceutical, pharmaceutical, and medical device markets as well as products for the space industry and has been reported in the Precision and Science Technologies segment. The amount allocated to definite-lived intangible assets represents the estimated fair values of customer relationships of $620.5 million and technology of $142.0 million and will be amortized over the estimated remaining useful lives of 14 years and 8 years, respectively. The amount allocated to indefinite-lived intangible assets represents the estimated fair values of tradenames of $207.5 million and goodwill of $1,300.0 million. The goodwill arising from the acquisition is primarily attributable to revenue and cost synergies, anticipated growth of new and existing customers, and the assembled workforce. The majority of this goodwill is not expected to be deductible for tax purposes.
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
Other acquisitions completed during the year ended December 31, 2024 include several sales and service businesses and a manufacturer of vacuum pumps and accessories, substantially all of which have been reported within the Industrial Technologies and Services segment. The aggregate consideration for these acquisitions was $55.9 million.
The following table summarizes the allocation of consideration for all businesses acquired in 2024 to the fair values of identifiable assets acquired and liabilities assumed at the acquisition dates. Initial accounting for all acquisitions completed in 2024 is substantially complete and any further measurement period adjustments are not expected to be material.

	ILC Dover	Friulair	APSCO	All Others	Total
Accounts receivable	$41.2	$14.2	$6.4	$37.5	$99.3
Inventories	78.1	13.2	7.5	45.6	144.4
Other current assets	37.5	0.5	0.5	4.6	43.1
Property, plant and equipment	89.2	7.2	2.3	18.4	117.1
Goodwill	1,300.0	69.2	51.6	249.9	1,670.7
Other intangible assets	972.6	84.5	48.1	80.5	1,185.7
Other assets	15.8	—	3.5	5.9	25.2
Total current liabilities	(32.4)	(11.6)	(3.7)	(55.8)	(103.5)
Deferred tax liabilities	(131.2)	(24.6)	—	(17.3)	(173.1)
Other noncurrent liabilities	(21.1)	(2.8)	(3.0)	(5.8)	(32.7)
Total consideration	$2,349.7	$149.8	$113.2	$363.5	$2,976.2
The revenues included in the condensed consolidated financial statements for these acquisitions subsequent to their date of acquisition was $153.0 million and $64.5 million for the three month periods ended June 30, 2025 and 2024, respectively, and $292.5 million and $75.8 million for the six month periods then ended, respectively. The operating income included in the condensed consolidated financial statements for these acquisitions subsequent to their date of acquisition was $12.4 million and $6.1 million for the three month periods ended June 30, 2025 and 2024, respectively, and $20.3 million and $6.6 million for the six month periods then ended, respectively. The operating income of these acquired businesses include the effects of acquisition-related accounting adjustments such as amortization of intangible assets and fair value adjustments to acquired inventory.
Note 3. Restructuring
2025 and 2024 Actions
The Company continues to undertake restructuring actions to optimize our cost structure. Charges incurred from actions taken in 2025 and 2024 include workforce restructuring, facility consolidation and other exit and disposal costs.
For the three and six month periods ended June 30, 2025 and 2024, “Restructuring charges, net” were recognized within “Other operating expense, net” in the Condensed Consolidated Statements of Operations and consisted of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2025	2024	2025	2024
Industrial Technologies and Services	$1.8	$3.1	$5.8	$8.2
Precision and Science Technologies	0.9	0.6	2.3	5.0
Corporate	0.5	0.2	0.4	0.4
Restructuring charges, net	$3.2	$3.9	$8.5	$13.6

The following table summarizes the activity associated with the Company’s restructuring programs for the three and six month periods ended June 30, 2025 and 2024.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$17.0	$20.6	$22.3	$15.5
Charged to expense - termination benefits	2.7	3.4	7.4	12.7
Charged to expense - other	0.5	0.5	1.1	0.9
Payments	(5.4)	(8.9)	(16.5)	(13.2)
Currency translation adjustment and other	1.2	—	1.7	(0.3)
Balance at end of period	$16.0	$15.6	$16.0	$15.6
Note 4. Allowance for Credit Losses
The allowance for credit losses for the three and six month periods ended June 30, 2025 and 2024 consisted of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2025	2024	2025	2024
Balance at beginning of the period	$63.0	$55.3	$57.3	$53.8
Provision charged to expense	2.3	1.8	7.1	4.3
Write-offs, net of recoveries	(0.8)	(0.6)	(1.4)	(0.9)
Foreign currency translation and other	1.7	0.4	3.2	(0.3)
Balance at end of the period	$66.2	$56.9	$66.2	$56.9
Note 5. Inventories
Inventories as of June 30, 2025 and December 31, 2024 consisted of the following.

	June 30, 2025	December 31, 2024
Raw materials, including parts and subassemblies	$753.3	$675.1
Work-in-process	130.0	116.3
Finished goods	411.8	342.8
	1,295.1	1,134.2
LIFO reserve	(89.5)	(79.2)
Inventories	$1,205.6	$1,055.0
Note 6. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill attributable to each reportable segment for the six month period ended June 30, 2025 is presented in the table below.

	Industrial Technologies and Services	Precision and Science Technologies	Total
Balance at beginning of period	$4,930.7	$3,217.4	$8,148.1
Acquisitions	120.3	20.1	140.4
Impairments	—	(229.7)	(229.7)
Foreign currency translation and other(1)	149.8	68.0	217.8
Balance at end of period	$5,200.8	$3,075.8	$8,276.6

(1)Includes measurement period adjustments
Accumulated impairment losses within the Industrial Technologies and Services segment was $220.6 million as of both June 30, 2025 and December 31, 2024. Accumulated impairment losses within the Precision and Science Technologies segment was $229.7 million and $0.0 million as of June 30, 2025 and December 31, 2024, respectively.
Other Intangible Assets, Net
Other intangible assets as of June 30, 2025 and December 31, 2024 consisted of the following.

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer lists and relationships	$4,204.9	$(2,044.4)	$2,160.5	$4,010.1	$(1,830.1)	$2,180.0
Technology	556.8	(284.7)	272.1	549.1	(243.3)	305.8
Tradenames	70.9	(36.9)	34.0	63.6	(32.4)	31.2
Backlog	—	—	—	4.3	(4.2)	0.1
Other	155.9	(120.2)	35.7	128.5	(112.1)	16.4
Unamortized intangible assets
Tradenames	1,832.3	—	1,832.3	1,839.3	—	1,839.3
Total other intangible assets	$6,820.8	$(2,486.2)	$4,334.6	$6,594.9	$(2,222.1)	$4,372.8
Intangible Asset Impairment Considerations
During the second quarter of 2025, certain organizational changes occurred that impacted the composition of all reporting units within our Precision and Science Technologies segment. As a result of these changes, the Company performed an interim goodwill impairment test for all affected reporting units, utilizing a combination of an income and market approach weighted 75% and 25%, respectively, to determine the fair value.
In the second quarter of 2025, the Company recognized non-cash impairments of $170.3 million and $59.4 million to reduce the carrying value of goodwill of our Biopharma and Aerospace & Defense reporting units, respectively. Both the Biopharma and Aerospace & Defense reporting units are comprised entirely of businesses acquired in the recent ILC Dover acquisition.
The impairment of the Biopharma reporting unit was primarily attributable to an increase in the discount rate and contraction in market multiples. The impairment of the Aerospace & Defense reporting unit was primarily attributable to a reduction in the long-term forecast associated with a reduction in business with a significant customer of the reporting unit.
After considering the effect of the impairments, the Biopharma and Aerospace & Defense reporting units had goodwill of $816.6 million and $15.9 million, respectively.
Due to the reduction in the forecast for Aerospace & Defense and the increase in discount rates, the Company also quantitatively tested the relevant indefinite lived tradename for impairment which resulted in a non-cash charge of $36.1 million in the second quarter of 2025, also within the Precision and Science Technologies segment.
As of June 30, 2025 and December 31, 2024, there were no other indications that the carrying value of any other reporting unit's goodwill or other intangible assets may not be recoverable. However, a prolonged adverse impact of geopolitical events on the Company's consolidated financial results may require an impairment charge related to one or more of these intangible assets in a future period.
Note 7. Supply Chain Finance Program
The Company has agreements with financial institutions to facilitate a supply chain finance program (the “SCF Program”). Under the SCF Program, qualifying suppliers may elect to sell their receivables from the Company to the financial institution. Participating suppliers negotiate arrangements for sale of their receivables directly with the financial institution, and the terms of the Company’s payment obligations are not impacted by a supplier’s participation in the SCF Program. Once a qualifying supplier elects to participate in the SCF Program and reaches an agreement with the financial institution, the supplier elects which individual Company invoices they sell to the financial institution. However, all of the Company’s payments to participating suppliers are paid to the financial institution on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the financial institution. The Company has not pledged any assets as security or provided other forms of guarantees. All outstanding amounts related to suppliers participating in the SCF Program are recorded within “Accounts payable” in our Condensed Consolidated Balance Sheets, and the associated payments are included in “Net cash provided by operating activities” within our Condensed Consolidated Statements of Cash Flows. Included in “Accounts payable” in the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 were $28.5 million and $24.5 million of outstanding payment obligations, respectively, that were sold to the financial institution by participating suppliers.
Note 8. Accrued Liabilities
Accrued liabilities as of June 30, 2025 and December 31, 2024 consisted of the following.

	June 30, 2025	December 31, 2024
Salaries, wages and related fringe benefits	$207.1	$229.5
Contract liabilities	324.1	318.6
Product warranty	61.0	67.9
Operating lease liabilities	63.4	56.3
Restructuring	16.0	22.3
Taxes	113.8	72.5
Accrued interest	33.3	33.2
Other	178.9	171.9
Total accrued liabilities	$997.6	$972.2
A reconciliation of the changes in the accrued product warranty liability for the three and six month periods ended June 30, 2025 and 2024 are as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$62.7	$65.6	$67.9	$61.9
Product warranty accruals	4.7	12.7	6.0	26.3
Acquired warranty	—	0.7	—	0.7
Settlements	(8.2)	(6.5)	(15.5)	(15.8)
Foreign currency translation and other	1.8	(0.2)	2.6	(0.8)
Balance at end of period	$61.0	$72.3	$61.0	$72.3

Note 9. Benefit Plans
Net Periodic Benefit Cost
The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and six month periods ended June 30, 2025 and 2024.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	For the Three Month Period Ended June 30,
	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$0.8	$0.7	$—	$—
Interest cost	3.4	3.5	2.9	2.6	—	0.2
Expected return on plan assets	(2.7)	(3.3)	(2.3)	(2.7)	—	—
Recognition of:
Unrecognized prior service cost	—	—	0.1	0.1	(2.8)	—
Unrecognized net actuarial loss (gain)	—	0.1	(0.3)	(0.4)	(0.1)	(0.2)
	$0.7	$0.3	$1.2	$0.3	$(2.9)	$—

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	For the Six Month Period Ended June 30,
	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$1.5	$1.4	$—	$—
Interest cost	6.9	7.0	5.7	5.3	0.1	0.4
Expected return on plan assets	(5.5)	(6.6)	(4.6)	(5.5)	—	—
Recognition of:
Unrecognized prior service cost	—	—	0.1	0.1	(5.5)	—
Unrecognized net actuarial loss (gain)	—	0.1	(0.5)	(0.7)	(0.3)	(0.4)
	$1.4	$0.5	$2.2	$0.6	$(5.7)	$—
The components of net periodic benefit cost other than the service cost component are included in “Other income, net” in the Condensed Consolidated Statements of Operations.

Note 10. Debt
Debt as of June 30, 2025 and December 31, 2024 is summarized as follows.

	June 30, 2025	December 31, 2024
Short-term borrowings	$0.7	$1.7
Long-term debt:
5.197% Senior Notes, due June 2027(1)	699.9	699.9
5.400% Senior Notes, due August 2028(1)	498.8	498.6
5.176% Senior Notes, due June 2029(1)	750.0	750.0
5.314% Senior Notes, due June 2031(1)	500.0	500.0
5.700% Senior Notes, due August 2033(1)	993.8	993.4
5.450% Senior Notes, due June 2034(1)	749.6	749.5
5.700% Senior Notes, due June 2054(1)	597.6	597.6
Finance leases and other long-term debt	13.4	14.1
Swap valuation adjustments	22.5	(0.3)
Unamortized debt issuance costs	(42.9)	(47.0)
Total long-term debt, net, including current maturities	4,782.7	4,755.8
Current maturities of long-term debt	1.3	1.4
Total long-term debt, net	$4,781.4	$4,754.4
(1)This amount is net of unamortized discounts. Total unamortized discounts aggregated to $10.3 million and $11.0 million as of June 30, 2025 and December 31, 2024, respectively.
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
As of June 30, 2025, the aggregate amount of commitments under the Revolving Credit Facility was $2,600.0 million and the capacity under the Revolving Credit Facility to issue letters of credit was $200.0 million. As of June 30, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility, no outstanding letters of credit under the Revolving Credit Facility and unused availability under the Revolving Credit Facility of $2,600.0 million.
As of June 30, 2025, we were in compliance with all covenants under our Senior Notes and Revolving Credit Facility.
Commercial Paper Program
On August 13, 2024, the Company established a commercial paper program (the “Commercial Paper Program”), pursuant to which it may issue short-term, unsecured commercial paper notes in a maximum aggregate principal amount of $2,600 million, with maturities of up to 397 days from the date of issuance. The proceeds of the notes issued under the Commercial Paper Program may be used for various purposes including acquisitions. The Company had no outstanding borrowings under the Commercial Paper Program as of June 30, 2025.

Fair Value of Debt
The fair value of the Company’s debt instruments was $4.9 billion at June 30, 2025 and December 31, 2024. The Company measures the fair value of its debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. See Note 14, “Fair Value Measurements” for information on the fair value hierarchy.
Note 11. Stock-Based Compensation Plans
The Company has outstanding stock-based compensation awards granted under the 2013 Stock Incentive Plan (the “2013 Plan”) and the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (as amended by the First Amendment, dated April 27, 2021, the “2017 Plan”) as described in Note 18, “Stock-Based Compensation Plans” to the consolidated financial statements in its 2024 Annual Report.
The Company’s stock-based compensation awards are generally granted in the first quarter of the year and consist of stock options, restricted stock units and performance stock units. In some instances, such as death, awards may vest concurrently with or following an employee’s termination.
Stock-Based Compensation
For the three month periods ended June 30, 2025 and 2024, the Company recognized stock-based compensation expense of $16.7 million and $14.5 million, respectively, and $30.9 million and $28.6 million for the six month period then ended, respectively. These costs are included in “Cost of sales” and “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations.
As of June 30, 2025, there was $138.1 million of total unrecognized compensation expense related to outstanding stock options, restricted stock unit awards and performance stock unit awards granted to employees and non-employee directors, as well as 200,000 conditional stock options awarded during the third quarter of 2022 to our Chairman and CEO in which the service date precedes the grant date, and will be granted upon achievement of certain performance targets. These 200,000 stock options have not been included in the Stock Option Awards section below since the grant date has not occurred.
Stock Option Awards
Stock options are granted to employees with an exercise price equal to the fair value of the Company’s per share common stock on the date of grant. Stock option awards typically vest over four years or five years and expire ten years from the date of grant.
A summary of the Company’s stock option activity for the six month period ended June 30, 2025 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Exercise Price (per share)
Stock options outstanding as of December 31, 2024	4,185	$43.33
Granted	676	83.36
Exercised or settled	(281)	32.45
Forfeited	(48)	75.19
Expired	(4)	78.68
Stock options outstanding as of June 30, 2025	4,528	49.61

Vested as of June 30, 2025	2,900	34.10

The following assumptions were used to estimate the fair value of options granted during the six month periods ended June 30, 2025 and 2024 using the Black-Scholes option-pricing model.

	For the Six Month Period Ended June 30,
Assumptions	2025	2024
Expected life of options (in years)	6.3 - 7.5	6.3 - 7.5
Risk-free interest rate	4.1% - 4.2%	4.2% - 4.3%
Assumed volatility	34.2% - 34.3%	35.1% - 35.2%
Expected dividend rate	0.1%	0.1%
Restricted Stock Unit Awards
Restricted stock units are granted to employees and non-employee directors based on the market price of the Company’s common stock on the grant date and recognized in compensation expense over the vesting period. A summary of the Company’s restricted stock unit activity for the six month period ended June 30, 2025 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2024	834	$73.00
Granted	410	83.26
Vested	(271)	62.57
Forfeited	(41)	80.88
Non-vested as of June 30, 2025	932	80.19
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
During the third quarter of 2022, the Company granted Special TSR PSUs to its Chairman and CEO that were earned (but not vested) on the first date during the five year performance period on which the sum of (i) the 60-day volume-weighted average closing price of the Company’s common stock, plus (ii) the cumulative value of any dividends paid during the five year performance period equals or exceeds $81.85. The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model and compensation cost is recognized straight-line over a five year period. The share price performance goal was achieved on March 6, 2024, but the PSUs will not vest until September 1, 2027, generally subject to Mr. Reynal’s continued employment through such date. The Company also granted its Chairman and CEO Special EPS PSUs that are eligible to vest based on the level of compounded annual growth rate of the Company’s Adjusted EPS during the five year performance period. The grant date fair value of these awards is based on the market price of the Company’s common stock on the grant date and recognized as a compensation expense over a 4.3 year period.
A summary of the Company’s performance stock unit activity for the six month period ended June 30, 2025 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2024	1,339	$54.28
Granted	147	70.71
Change in units based on performance	127	63.39
Vested	(255)	63.39
Non-vested as of June 30, 2025	1,358	55.20

The following assumptions were used to estimate the fair value of performance stock units granted during the six month periods ended June 30, 2025 and 2024 using the Monte Carlo simulation pricing model.

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
The before tax income (loss) and related income tax effect are as follows.

	For the Three Month Period Ended June 30,
	2025			2024
	Before-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Foreign currency translation adjustments, net	$187.7	$28.0	$215.7	$(26.5)	$(7.5)	$(34.0)
Unrecognized losses on cash flow hedges	(2.9)	—	(2.9)	(7.1)	5.0	(2.1)
Pension and other postretirement benefit prior service cost and gain or loss, net	(4.1)	1.0	(3.1)	(1.8)	0.4	(1.4)
Other comprehensive income (loss)	$180.7	$29.0	$209.7	$(35.4)	$(2.1)	$(37.5)

	For the Six Month Period Ended June 30,
	2025			2024
	Before-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Foreign currency translation adjustments, net	$302.2	$37.2	$339.4	$(93.9)	$(13.6)	$(107.5)
Unrecognized losses on cash flow hedges	(5.9)	(0.1)	(6.0)	(7.2)	5.0	(2.2)
Pension and other postretirement benefit prior service cost and gain or loss, net	(7.6)	1.9	(5.7)	(3.7)	0.9	(2.8)
Other comprehensive income (loss)	$288.7	$39.0	$327.7	$(104.8)	$(7.7)	$(112.5)
The tables above include only the other comprehensive income (loss), net of tax, attributable to Ingersoll Rand Inc. Other comprehensive income (loss), net, attributable to noncontrolling interest holders was $(0.3) million and $0.1 million for the three month periods ended June 30, 2025 and 2024, respectively, and $0.4 million and $(0.7) million for the six month periods ended June 30, 2025 and 2024, respectively, and related entirely to foreign currency translation adjustments.

Changes in accumulated other comprehensive loss by component for the six month periods ended June 30, 2025 and 2024 are presented in the following table, net of tax.

	Foreign Currency Translation Adjustments, Net	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2024	$(479.6)	$3.1	$8.0	$(468.5)
Other comprehensive income (loss) before reclassifications	346.1	(1.5)	(1.1)	343.5
Amounts reclassified from accumulated other comprehensive loss	(6.7)	(4.5)	(4.6)	(15.8)
Other comprehensive income (loss)	339.4	(6.0)	(5.7)	327.7
Balance as of June 30, 2025	$(140.2)	$(2.9)	$2.3	$(140.8)

	Foreign Currency Translation Adjustments, Net	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2023	$(248.0)	$12.2	$8.2	$(227.6)
Other comprehensive income (loss) before reclassifications	(101.1)	4.4	(2.1)	(98.8)
Amounts reclassified from accumulated other comprehensive loss	(6.4)	(6.6)	(0.7)	(13.7)
Other comprehensive loss	(107.5)	(2.2)	(2.8)	(112.5)
Balance as of June 30, 2024	$(355.5)	$10.0	$5.4	$(340.1)
Reclassifications out of accumulated other comprehensive loss for the six month periods ended June 30, 2025 and 2024 are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	For the Six Month Period Ended June 30,		Affected Line(s) in the Statement Where Net Income is Presented
	2025	2024
Cash flow hedges (interest rate swaps and caps)	$(6.0)	$(8.8)	Interest expense
Provision for income taxes	1.5	2.2	Provision for income taxes
Cash flow hedges (interest rate swaps and caps), net of tax	$(4.5)	$(6.6)

Net investment hedges	$(8.9)	$(8.5)	Interest expense
Provision for income taxes	2.2	2.1	Provision for income taxes
Net investment hedges, net of tax	$(6.7)	$(6.4)

Amortization of defined benefit pension and other postretirement benefit items(1)	$(6.2)	$(0.9)	Cost of sales and Selling and administrative expenses
Provision for income taxes	1.6	0.2	Provision for income taxes
Amortization of defined benefit pension and other postretirement benefit items, net of tax	$(4.6)	$(0.7)

Total reclassifications for the period, net of tax	$(15.8)	$(13.7)
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
Derivative Instruments
The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.

June 30, 2025
Derivative Classification		Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Fair Value	$1,000.0	$1.0	$22.1	$0.6	$—
Cross-currency interest rate swap contracts	Net investment	1,332.7	10.3	—	—	147.3
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair value	$100.2	$1.2	$—	$—	$—
Foreign currency forwards	Fair value	68.6	—	—	0.7	—

December 31, 2024
Derivative Classification		Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Fair Value	$750.0	$—	$1.4	$0.9	$0.9
Cross-currency interest rate swap contracts	Net investment	1,074.3	11.5	15.8	—	—
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$124.3	$1.8	$—	$—	$—
Foreign currency forwards	Fair Value	69.0	—	—	1.2	—

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
There were no off-balance sheet derivative instruments as of June 30, 2025 or December 31, 2024.
Interest Rate Swap Contracts Designated as Fair Value Hedges
As of June 30, 2025, the Company was the variable rate payor on four interest rate swap contracts that effectively convert a total of $400.0 million of the Company’s fixed rate borrowings to variable rate borrowings. These contracts expire in May 2029. These swap agreements qualify as hedging instruments and have been designated as fair value hedges of $400.0 million of the 2029 Notes, and were considered to be perfectly effective under the shortcut method.
As of June 30, 2025, the Company was the variable rate payor on two interest rate swap contracts that effectively convert a total of $250.0 million of the Company’s fixed rate borrowings to variable rate borrowings. These contracts expire in April 2031. These swap agreements qualify as hedging instruments and have been designated as fair value hedges of $250.0 million of the 2031 Notes, and were considered to be perfectly effective under the shortcut method.
As of June 30, 2025, the Company was the variable rate payor on two interest rate swap contracts that effectively convert a total of $250.0 million of the Company’s fixed rate borrowings to variable rate borrowings. These contracts expire in May 2033. These swap agreements qualify as hedging instruments and have been designated as fair value hedges of $250.0 million of the 2033 Notes, and were considered to be perfectly effective under the shortcut method.
As of June 30, 2025, the Company was the variable rate payor on one interest rate swap contract that effectively convert a total of $100.0 million of the Company’s fixed rate borrowings to variable rate borrowings. This contract expires in March 2034. This swap agreement qualifies as a hedging instrument and has been designated as a fair value hedge of $100.0 million of the 2034 Notes, and were considered to be perfectly effective under the shortcut method.

	June 30, 2025	December 31, 2024
Long-term debt:
Carrying amount of hedged debt	$1,022.5	$749.7
Cumulative hedging adjustments, included in carrying amount	22.5	(0.3)
Interest Rate Swap and Cap Contracts Designated as Cash Flow Hedges
In April 2024, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of debt. During the second quarter of 2024, the Company entered into and terminated cash flow hedges with notional value of $750.0 million in connection with the 2034 Notes and $500.0 million in connection with the 2054 Notes, both of which were issued on May 10, 2024. The Company and its counterparties terminated these contracts in May 2024. Prior to their termination, these swap agreements qualified as hedging instruments and were designated as cash flow hedges of forecasted interest payments. These forecasted interest payments are still expected to occur as specified in the Company’s hedge designations; therefore, the unrecognized loss at the time of termination will be reclassified into earnings over the term of the respective notes. The unrecognized loss in AOCI as of June 30, 2025 was $4.1 million, of which $0.3 million is expected to be reclassified into earnings as an increase to interest expense during the next 12 months.
The Company was previously the fixed rate payor on two interest rate swap contracts that effectively fixed the SOFR-based index used to determine the interest rates charged on a total of $528.5 million of the Company’s SOFR-based variable rate borrowings. These contracts carried a fixed rate of 3.2%. The Company and its counterparties terminated these contracts in May 2024. Prior to their termination, these swap agreements qualified as hedging instruments and were designated as cash flow hedges of forecasted interest payments. These forecasted interest payments were still expected to occur as specified in the Company’s hedge designations; therefore, the unrecognized gain at the time of termination was reclassified into earnings over the remaining period of original term of the contracts, which ended in June 2025.

The Company was previously a party to interest rate cap contracts that effectively limited the SOFR-based interest rates charged on a portion of the Company’s variable rate borrowings to 4.0%. The Company and its counterparties terminated these contracts in August 2023. Prior to their termination, these cap contracts qualified as hedging instruments and were designated as cash flow hedges of forecasted interest payments. These forecasted interest payments were still expected to occur as specified in the Company’s hedge designations; therefore, the unrecognized gain at the time of termination was reclassified into earnings over the remaining period of original term of the contracts, which ended in June 2025.
Gains (losses) on derivatives designated as cash flow hedges included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2025 and 2024 are as presented in the table below.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2025	2024	2025	2024
Gain (loss) recognized in OCI on derivatives	$—	$(3.0)	$—	$1.6
Gain reclassified from AOCI into income (effective portion)(1)	3.0	4.1	6.0	8.8
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
As of June 30, 2025, the Company was the fixed rate payor on three cross-currency interest rate swap contracts that replace a fixed rate of 5.4% on a total of $428.9 million with a fixed rate of 3.7% on a total of €400.0 million. These contracts expire in May 2027 and have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
As of June 30, 2025, the Company was the fixed rate payor on three cross-currency interest rate swap contracts that replace a fixed rate of 5.7% on a total of $322.7 million with a fixed rate of 4.1% on a total of €300.0 million. These contracts expire in May 2029 and have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
As of June 30, 2025, the Company was the fixed rate payor on three cross-currency interest rate swap contracts that replace a fixed rate of 5.7% on a total of $322.7 million with a fixed rate of 4.1% on a total of €300.0 million. These contracts expire in May 2031 and have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
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

Gains (losses) on derivatives designated as net investment hedges included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2025 and 2024 are as presented in the table below.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2025	2024	2025	2024
Gain (loss) recognized in OCI on derivatives	$(119.8)	$15.1	$(155.4)	$43.7
Gain reclassified from AOCI into income (effective portion)(1)	3.9	4.3	8.9	8.5
(1)Gains on derivatives reclassified from AOCI into income were included within “Interest expense” in the Condensed Consolidated Statements of Operations.
Foreign Currency Forwards Not Designated as Hedging Instruments
The Company had seven foreign currency forward contracts outstanding as of June 30, 2025 with notional amounts ranging from $8.8 million to $72.6 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included within “Other operating expense, net” in the Condensed Consolidated Statements of Operations. The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty. It is the Company’s practice to recognize the gross amounts in the Condensed Consolidated Balance Sheets. The amount available to be netted is not material.
The Company’s gains (losses) on derivative instruments not designated as accounting hedges and total net foreign currency gains (losses) for the three and six month periods ended June 30, 2025 and 2024 were as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2025	2024	2025	2024
Foreign currency forward contracts gains (losses)	$3.6	$(2.0)	$6.8	$(2.0)
Total foreign currency transaction gains (losses), net	(6.0)	—	(12.8)	0.7
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

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(1)	$22.0	$—	$—	$22.0
Interest rate swaps(2)	—	23.1	—	23.1
Cross-currency interest rate swaps(3)	—	10.3	—	10.3
Foreign currency forwards(4)	—	1.2	—	1.2
Total	$22.0	$34.6	$—	$56.6
Financial Liabilities
Deferred compensation plans(1)	$28.2	$—	$—	$28.2
Interest rate swaps(2)	—	0.6	—	0.6
Cross-currency interest rate swaps(3)	—	147.3	—	147.3
Foreign currency forwards(4)	—	0.7	—	0.7
Contingent consideration(5)	—	—	39.8	39.8
Total	$28.2	$148.6	$39.8	$216.6

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(1)	$21.0	$—	$—	$21.0
Interest rate swaps(2)	—	1.4	—	1.4
Cross-currency interest rate swaps(3)	—	27.3	—	27.3
Foreign currency forwards(4)	—	1.8	—	1.8
Total	$21.0	$30.5	$—	$51.5
Financial Liabilities
Deferred compensation plan(1)	$28.7	$—	$—	$28.7
Interest rate swaps(2)	—	1.8	—	1.8
Foreign currency forwards(4)	—	1.2	—	1.2
Contingent consideration(5)	—	—	22.2	22.2
Total	$28.7	$3.0	$22.2	$53.9
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
The following table provides a reconciliation of the activity for contingent consideration for the three and six month periods ended June 30, 2025 and 2024.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2025	2024	2025	2024
Balance at beginning of the period	$32.8	$48.4	$22.2	$42.2
Acquisitions	6.1	50.2	15.8	56.7
Changes in fair value	0.3	0.3	0.3	0.5
Payments	—	(0.2)	—	(0.2)
Foreign currency translation	0.6	—	1.5	(0.5)
Balance at end of the period	$39.8	$98.7	$39.8	$98.7
As of June 30, 2025, the contingent consideration included in “Accrued liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheets were $1.6 million and $38.2 million, respectively.
Goodwill and Other Intangible Assets
Certain of our non-financial assets are subject to impairment analysis, including indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually. Any resulting impairment would require that the asset be recorded at its fair value. At December 31, 2024, we did not have any significant non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis. Refer to Note 6 for further discussion pertaining to our annual and interim evaluation of goodwill and other intangible assets for impairment, including the goodwill and other intangible asset impairment charges recognized during the three and six months ended June 30, 2025.
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
Disaggregation of Revenue
The following tables provide disaggregated revenue by reportable segment for the three and six month periods ended June 30, 2025 and 2024.

	Industrial Technologies and Services		Precision and Science Technologies		Total
	Three Month Period Ended June 30,
	2025	2024	2025	2024	2025	2024
Primary Geographic Markets
United States	$617.7	$626.2	$180.7	$158.3	$798.4	$784.5
Other Americas	123.4	109.6	33.2	17.8	156.6	127.4
Total Americas	741.1	735.8	213.9	176.1	955.0	911.9
EMEIA	468.3	461.2	142.7	119.9	611.0	581.1
China	179.2	183.6	29.3	31.0	208.5	214.6
Other Asia Pacific	103.0	85.9	10.4	11.8	113.4	97.7
Total Asia Pacific	282.2	269.5	39.7	42.8	321.9	312.3
Total	$1,491.6	$1,466.5	$396.3	$338.8	$1,887.9	$1,805.3
Product Categories
Original equipment(1)	$884.8	$897.6	$312.1	$265.2	$1,196.9	$1,162.8
Aftermarket(2)	606.8	568.9	84.2	73.6	691.0	642.5
Total	$1,491.6	$1,466.5	$396.3	$338.8	$1,887.9	$1,805.3
Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$1,343.1	$1,334.2	$365.5	$337.0	$1,708.6	$1,671.2
Revenue recognized over time(4)	148.5	132.3	30.8	1.8	179.3	134.1
Total	$1,491.6	$1,466.5	$396.3	$338.8	$1,887.9	$1,805.3

	Industrial Technologies and Services		Precision and Science Technologies		Total
	Six Month Period Ended June 30,
	2025	2024	2025	2024	2025	2024
Primary Geographic Markets
United States	$1,202.8	$1,223.3	$349.6	$295.4	$1,552.4	$1,518.7
Other Americas	242.5	222.3	55.9	25.9	298.4	248.2
Total Americas	1,445.3	1,445.6	405.5	321.3	1,850.8	1,766.9
EMEIA	899.3	906.6	279.1	233.6	1,178.4	1,140.2
China	318.6	338.2	56.8	59.2	375.4	397.4
Other Asia Pacific	180.5	149.5	19.6	21.4	200.1	170.9
Total Asia Pacific	499.1	487.7	76.4	80.6	575.5	568.3
Total	$2,843.7	$2,839.9	$761.0	$635.5	$3,604.7	$3,475.4
Product Categories
Original equipment(1)	$1,661.9	$1,724.7	$598.5	$490.2	$2,260.4	$2,214.9
Aftermarket(2)	1,181.8	1,115.2	162.5	145.3	1,344.3	1,260.5
Total	$2,843.7	$2,839.9	$761.0	$635.5	$3,604.7	$3,475.4
Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$2,571.0	$2,578.6	$711.2	$632.5	$3,282.2	$3,211.1
Revenue recognized over time(4)	272.7	261.3	49.8	3.0	322.5	264.3
Total	$2,843.7	$2,839.9	$761.0	$635.5	$3,604.7	$3,475.4
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
Performance Obligations
As of June 30, 2025, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $806.9 million in the next twelve months and $812.1 million in periods thereafter. The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time and service contracts with an original duration greater than one year.
Contract Balances
The following table provides the contract balances as of June 30, 2025 and December 31, 2024 presented in the Condensed Consolidated Balance Sheets.

	June 30, 2025	December 31, 2024
Accounts receivable, net	$1,387.9	$1,335.4
Contract assets	117.3	111.2
Contract liabilities - current	324.1	318.6
Contract liabilities - noncurrent	1.1	0.9

Note 16. Income Taxes
The following table summarizes the Company’s provision for income taxes and effective income tax provision rate for the three and six month periods ended June 30, 2025 and 2024.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2025	2024	2025	2024
Income before income taxes	$28.1	$236.1	$281.2	$505.7
Provision for income taxes	$21.0	$46.1	$79.5	$100.5
Effective income tax provision rate	74.7%	19.5%	28.3%	19.9%
The decrease in the provision for income taxes and increase in the effective income tax provision rate for the three month period ended June 30, 2025 when compared to the same three month period of 2024 is primarily due to nondeductible impairment of goodwill, tradenames, and equity investment and a lower benefit from a windfall tax deduction in the 2025 period compared to the 2024 period.
The decrease in the provision for income taxes and increase in the effective income tax provision rate for the six month period ended June 30, 2025 when compared to the same six month period of 2024 is primarily due to nondeductible impairment of goodwill, tradenames, and equity investment and a lower benefit from a windfall tax deduction in the 2025 period compared to the 2024 period.
Note 17. Other Operating Expense, Net
The components of “Other operating expense, net” for the three and six month periods ended June 30, 2025 and 2024 were as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2025	2024	2025	2024
Foreign currency transaction losses (gains), net	$6.0	$—	$12.8	$(0.7)
Restructuring charges, net(1)	3.2	3.9	8.5	13.6
Acquisition and other transaction related expenses(2)	11.8	25.9	21.6	41.2
Loss on asbestos sale(3)	—	58.8	—	58.8
Other, net	(1.1)	(0.4)	(1.3)	0.5
Total other operating expense, net	$19.9	$88.2	$41.6	$113.4
(1)See Note 3 “Restructuring.”
(2)Represents costs associated with successful and abandoned acquisitions, including third-party expenses and post-closure integration costs.
(3)During the second quarter of 2024, the Company transferred 100% of the equity interests of three wholly-owned subsidiaries that held asbestos liabilities and certain assets, including the related insurance assets, to an unrelated third party buyer. Following the completion of the transfer, the Company no longer has any obligation with respect to pending and future asbestos claims. The transaction resulted in a pre-tax loss of $58.8 million during the three month period ended June 30, 2024.
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
Environmental Matters
The Company has been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under U.S. federal “Superfund” or similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. The Company has undiscounted accrued liabilities of $12.1 million and $13.6 million as of June 30, 2025 and

December 31, 2024, respectively, on its Condensed Consolidated Balance Sheets to the extent costs are known or can be reasonably estimated for its remaining financial obligations in relation to environmental matters and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.
Note 19. Segment Reporting
A description of the Company’s two reportable segments, including the specific products manufactured and sold follows below. When determining the reportable segments, we aggregate operating segments based on their similar economic and operating characteristics.
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
The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Income Before Income Taxes for the three and six month periods ended June 30, 2025 and 2024.

	Industrial Technologies and Services		Precision and Science Technologies		Total
	Three Month Period Ended June 30,
	2025	2024	2025	2024	2025	2024
Revenue	$1,491.6	$1,466.5	$396.3	$338.8	$1,887.9	$1,805.3
Segment cost of sales(1)	824.9	808.7	202.4	173.5	1,027.3	982.2
Segment selling and administrative expenses(2)	241.6	221.5	77.2	63.0	318.8	284.5
Other segment items(3)	(2.1)	0.1	(0.1)	(0.2)	(2.2)	(0.1)
Segment Adjusted EBITDA	$427.2	$436.2	$116.8	$102.5	$544.0	$538.7
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
(3)Other miscellaneous segment expenses (income).

	Industrial Technologies and Services		Precision and Science Technologies		Total
	Six Month Period Ended June 30,
	2025	2024	2025	2024	2025	2024
Revenue	$2,843.7	$2,839.9	$761.0	$635.5	$3,604.7	$3,475.4
Segment cost of sales(1)	1,554.8	1,551.5	391.0	321.5	1,945.8	1,873.0
Segment selling and administrative expenses(2)	473.3	441.1	147.1	120.4	620.4	561.5
Other segment items(3)	(0.7)	—	(0.1)	(0.3)	(0.8)	(0.3)
Segment Adjusted EBITDA	$816.3	$847.3	$223.0	$193.9	$1,039.3	$1,041.2
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
(3)Other miscellaneous segment expenses (income).

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2025	2024	2025	2024
Total Segment Adjusted EBITDA	$544.0	$538.7	$1,039.3	$1,041.2
Less items to reconcile Segment Adjusted EBITDA to Income Before Income Taxes:
Corporate expenses not allocated to segments	34.6	44.1	$70.2	$88.1
Interest expense	62.7	50.8	123.9	87.6
Depreciation and amortization expense (a)	119.2	115.8	238.1	232.1
Impairment of goodwill and other intangible assets	265.8	—	265.8	—
Restructuring and related business transformation costs (b)	3.4	3.9	8.8	14.6
Acquisition and other transaction related expenses and non-cash charges (c)	11.8	27.7	21.6	43.0
Stock-based compensation	16.7	14.5	30.9	28.6
Foreign currency transaction losses (gains), net	6.0	—	12.8	(0.7)
Loss on extinguishment of debt	—	3.0	—	3.0
Adjustments to LIFO inventories	7.3	0.4	10.3	7.2
Cybersecurity incident costs (d)	(1.1)	(0.1)	(1.3)	0.5
Loss on asbestos sale	—	58.8	—	58.8
Interest income on cash and cash equivalents	(8.9)	(16.3)	(19.2)	(27.7)
Other adjustments (e)	(1.6)	—	(3.8)	0.4
Income Before Income Taxes	28.1	236.1	281.2	505.7
Provision for income taxes	21.0	46.1	79.5	100.5
Loss on equity method investments	(120.9)	(3.5)	(127.1)	(14.2)
Net Income (Loss)	$(113.8)	$186.5	$74.6	$391.0
a)Depreciation and amortization expense excludes $1.3 million and $1.1 million of depreciation of rental equipment for the three month periods ended June 30, 2025 and 2024, respectively, and excludes $2.4 million and $2.0 million for the six month periods ended June 30, 2025 and 2024, respectively.

b)Restructuring and related business transformation costs consist of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2025	2024	2025	2024
Restructuring charges	$3.2	$3.9	$8.5	$13.6
Facility reorganization, relocation and other costs	0.2	—	0.3	1.0
Total restructuring and related business transformation costs	$3.4	$3.9	$8.8	$14.6
c)Represents costs associated with successful and abandoned acquisitions, including third-party expenses, post-closure integration costs and non-cash charges and credits arising from fair value purchase accounting adjustments.
d)Represents non-recoverable costs associated with a cybersecurity event.
e)Includes (i) pension and other postemployment plan costs other than service cost and (ii) other miscellaneous adjustments.

The following tables provide summarized information about the Company’s reportable segments.
Depreciation and Amortization Expense

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2025	2024	2025	2024
Industrial Technologies and Services	$68.5	$75.4	$136.1	$156.3
Precision and Science Technologies	50.9	38.4	102.1	71.8
Corporate and other	1.1	3.1	2.3	6.0
Total depreciation and amortization expense	$120.5	$116.9	$240.5	$234.1
Capital Expenditures

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2025	2024	2025	2024
Industrial Technologies and Services	$17.1	$15.1	$43.5	$35.3
Precision and Science Technologies	14.6	3.0	21.5	8.3
Corporate and other	3.5	3.7	3.9	40.5
Total capital expenditures	$35.3	$21.8	$69.0	$84.1
Identifiable Assets

	June 30, 2025	December 31, 2024
Industrial Technologies and Services	$10,904.1	$10,369.6
Precision and Science Technologies	5,738.5	5,884.1
Corporate and other	1,416.5	1,756.1
Total identifiable assets	$18,059.1	$18,009.8
Note 20. Earnings (Loss) Per Share
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

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2025	2024	2025	2024
Weighted-average shares outstanding - Basic	400.5	403.5	401.8	403.5
Dilutive effect of outstanding share-based compensation awards	—	3.9	3.1	4.2
Weighted-average shares outstanding - Diluted	400.5	407.4	404.9	407.7
For the three month period ended June 30, 2025, 6.8 million of potentially dilutive stock-based awards were not included in the computation of diluted loss per share as we incurred a net loss during the period. For the three month period ended June 30, 2024, 0.6 million of anti-dilutive shares were not included in the computation of diluted earnings per share. For the six month periods ended June 30, 2025 and June 30, 2024, 1.2 million and 0.4 million of anti-dilutive shares were not included in the computation of diluted earnings per share, respectively.
Note 21. Equity Method Investment
The Company previously sold its majority interest in the legacy High Pressure Solutions (“HPS”) upstream oil and gas business while retaining a 45% common equity interest. The Company expects to maintain its minority investment indefinitely and is unable to estimate when this interest may be disposed.
The Company accounts for this investment as an equity method investment and evaluates the investment each reporting period for evidence of a loss in value. During the second quarter of 2025, the Company received an updated long-term forecast which indicated a decline in value that was determined to be other than temporary. A valuation of the investment was performed using a discounted cash flow model. After completing its impairment assessment, management determined that the carrying amount exceeded its estimated fair value and the assumptions that most significantly affected the fair value determination included projected cash flows and the discount rate which were unobservable inputs. As a result, the Company recognized an impairment charge of $120.9 million in the three month period ended June 30, 2025, which is included in “Loss on equity method investments” on our Condensed Consolidated Statement of Operations. The carrying value of this equity method investment was $0.0 million and $128.6 million at June 30, 2025 and December 31, 2024, respectively, and is included in “Other assets” in our Condensed Consolidated Balance Sheets.
Note 22. Subsequent Event
On July 1, 2025, the Company completed the acquisition of Termomeccanica Industrial Compressors S.p.A. (“TMIC”) and its subsidiary Adicomp S.p.A. (“Adicomp”) (collectively “TMIC/Adicomp”) for a purchase price of approximately €160 million. TMIC is a provider of air and gas compressors and Adicomp provides engineered-to-order (ETO) solutions in the renewable natural gas (RNG) industry. TMIC/Adicomp will be reported within the Industrial Technologies and Services segment. Management is in the process of preparing the preliminary fair values of the assets and liabilities acquired.

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
Foreign Currency Fluctuations
A significant portion of our revenues, approximately 53% for the six month period ended June 30, 2025, was denominated in currencies other than the U.S. dollar. Because much of our manufacturing facilities and labor force costs are outside of the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.

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
Results of Operations
Consolidated results should be read in conjunction with the segment results section herein and Note 19 “Segment Reporting” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, which provides more detailed discussions concerning certain components of our Condensed Consolidated Statements of Operations. All intercompany accounts and transactions have been eliminated within the consolidated results. The following table presents selected Condensed Consolidated Results of Operations of our business for the three and six month periods ended June 30, 2025 and 2024.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2025	2024	2025	2024
Condensed Consolidated Statement of Operations:
Revenues	$1,887.9	$1,805.3	$3,604.7	$3,475.4
Cost of sales	1,063.0	1,012.0	2,014.3	1,935.8
Gross profit	824.9	793.3	1,590.4	1,539.6
Selling and administrative expenses	371.2	342.1	721.2	678.4
Amortization of intangible assets	91.6	91.2	182.9	182.8
Impairment of goodwill	229.7	—	229.7	—
Impairment of other intangible assets	36.1	—	36.1	—
Other operating expense, net	19.9	88.2	41.6	113.4
Operating income	76.4	271.8	378.9	565.0
Interest expense	62.7	50.8	123.9	87.6
Loss on extinguishment of debt	—	3.0	—	3.0
Other income, net	(14.4)	(18.1)	(26.2)	(31.3)
Income before income taxes	28.1	236.1	281.2	505.7
Provision for income taxes	21.0	46.1	79.5	100.5
Loss on equity method investments	(120.9)	(3.5)	(127.1)	(14.2)
Net income (loss)	(113.8)	186.5	74.6	391.0
Less: Net income attributable to noncontrolling interests	1.5	1.5	3.4	3.8
Net income (loss) attributable to Ingersoll Rand Inc.	$(115.3)	$185.0	$71.2	$387.2

Percentage of Revenues:
Gross profit	43.7%	43.9%	44.1%	44.3%
Selling and administrative expenses	19.7%	18.9%	20.0%	19.5%
Operating income	4.0%	15.1%	10.5%	16.3%
Net income (loss)	(6.0%)	10.3%	2.1%	11.3%
Adjusted EBITDA	27.0%	27.4%	26.9%	27.4%

Other Financial Data:
Adjusted EBITDA (1)	$509.4	$494.6	$969.1	953.1
Adjusted Net Income (1)	325.2	341.1	618.4	661.0
Cash flows - operating activities	245.7	304.9	502.1	466.5
Cash flows - investing activities	(82.3)	(2,628.5)	(279.4)	(2,834.1)
Cash flows - financing activities	(513.1)	1,941.6	(523.1)	1,862.0
Free Cash Flow (1)	210.4	283.1	433.1	382.4
(1)See the “Non-GAAP Financial Measures” section for a reconciliation to comparable GAAP measure.
Revenues
Revenues for the three month period ended June 30, 2025 were $1,887.9 million, an increase of $82.6 million, or 4.6%, compared to $1,805.3 million for the same three month period in 2024. The increase in revenues was primarily due to acquisitions of $116.4 million, higher pricing of $33.1 million, and favorable impact of foreign currencies of $27.8 million, partially offset by lower organic volumes of $94.7 million. The percentage of consolidated revenues derived from aftermarket parts and services was 36.6% in the three month period ended June 30, 2025 compared to 35.6% in the same three month period in 2024.
Revenues for the six month period ended June 30, 2025 were $3,604.7 million, an increase of $129.3 million, or 3.7%, compared to $3,475.4 million for the same six month period in 2024. The increase in revenues was primarily due to acquisitions of $255.9 million and higher pricing of $56.9 million, partially offset by lower organic volumes of $183.6 million. The percentage of consolidated revenues derived from aftermarket parts and services was 37.3% in the six month period ended June 30, 2025 compared to 36.3% in the same six month period in 2024.
Gross Profit
Gross profit for the three month period ended June 30, 2025 was $824.9 million, an increase of $31.6 million, or 4.0%, compared to $793.3 million for the same three month period in 2024, and as a percentage of revenues was 43.7% for the three month period ended June 30, 2025 and 43.9% for the same three month period in 2024. The increase in gross profit is primarily due to acquisitions. The decrease in gross profit as a percentage of revenues is primarily due to unfavorable cost leverage on lower organic volumes partially offset by cost measures.
Gross profit for the six month period ended June 30, 2025 was $1,590.4 million, an increase of $50.8 million, or 3.3%, compared to $1,539.6 million for the same six month period in 2024, and as a percentage of revenues was 44.1% for the six month period ended June 30, 2025 and 44.3% for the same six month period in 2024. The increase in gross profit is primarily due to acquisitions. The decrease in gross profit as a percentage of revenues is primarily due to unfavorable cost leverage on lower organic volumes partially offset by cost measures.
Selling and Administrative Expenses
Selling and administrative expenses were $371.2 million for the three month period ended June 30, 2025, an increase of $29.1 million, or 8.5%, compared to $342.1 million for the same three month period in 2024. The increase in selling and administrative expenses was primarily due to acquisitions. Selling and administrative expenses as a percentage of revenues increased to 19.7% for the three month period ended June 30, 2025 from 18.9% in the same three month period in 2024.
Selling and administrative expenses were $721.2 million for the six month period ended June 30, 2025, an increase of $42.8 million, or 6.3%, compared to $678.4 million for the same six month period in 2024. The increase in selling and administrative expenses was primarily due to acquisitions, partially offset by a decrease in incentive compensation. Selling and administrative expenses as a percentage of revenues increased to 20.0% for the six month period ended June 30, 2025 from 19.5% in the same six month period in 2024.
Amortization of Intangible Assets
Amortization of intangible assets was $91.6 million for the three month period ended June 30, 2025, an increase of $0.4 million, compared to $91.2 million in the same three month period in 2024. The increase was primarily due to businesses acquired in 2024 and first half of 2025 discussed in Note 2 “Acquisitions” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, partially offset by certain intangible assets becoming fully amortized.
Amortization of intangible assets was $182.9 million for the six month period ended June 30, 2025, an increase of $0.1 million, compared to $182.8 million in the same six month period in 2024. The increase was primarily due to businesses acquired in 2024 and first half of 2025 discussed in Note 2 “Acquisitions” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, partially offset by certain intangible assets becoming fully amortized.
Other Operating Expense, Net
Other operating expense, net was $19.9 million for the three month period ended June 30, 2025, a decrease of $68.3 million, compared to $88.2 million in the same three month period in 2024. The decrease in expense was primarily due to the loss on asbestos sale of $58.8 million in the 2024 period that didn't recur in the 2025 period, lower acquisition and other transaction related expenses of $14.1 million and lower restructuring charges of $0.7 million, partially offset by higher foreign currency transaction losses, net of $6.0 million. See Note 17 “Other Operating Expenses, net” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further discussion of the loss on asbestos sale.
Other operating expense, net was $41.6 million for the six month period ended June 30, 2025, a decrease of $71.8 million, compared to $113.4 million in the same six month period in 2024. The decrease was primarily due to the loss on asbestos sale of $58.8 million in the 2024 period that didn't recur in the 2025 period, lower acquisition and other transaction related expenses and non-cash charges of $19.6 million, lower restructuring charges of $5.1 million, and higher foreign currency transaction losses, net of $13.5 million. See Note 17 “Other Operating Expenses, net” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further discussion of the loss on asbestos sale.

Interest Expense
Interest expense was $62.7 million for the three month period ended June 30, 2025, an increase of $11.9 million, compared to $50.8 million in the same three month period in 2024. The increase was primarily due to an increase in long term debt primarily used to fund the ILC Dover acquisition, partially offset by the interest rate derivative contracts discussed in Note 13 “Hedging Activities and Derivative Instruments” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. The weighted average interest rate, including the impact of the interest rate derivative contracts, was approximately 5.0% for the three month period ended June 30, 2025 and 5.2% in the same three month period in 2024.
Interest expense was $123.9 million for the six month period ended June 30, 2025, an increase of $36.3 million, compared to $87.6 million in the same six month period in 2024. The increase was primarily due to an increase in long term debt primarily used to fund the ILC Dover acquisition, partially offset by the interest rate derivative contracts discussed in Note 13 “Hedging Activities and Derivative Instruments” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. The weighted average interest rate, including the impact of the interest rate derivative contracts, was approximately 5.0% for the six month period ended June 30, 2025 and 5.2% in the same period in 2024.
Other Income, Net
Other income, net was $14.4 million and $18.1 million in the three month periods ended June 30, 2025 and 2024, respectively. The decrease was primarily due to a decrease in interest income from holdings of cash and cash equivalents.
Other income, net was $26.2 million and $31.3 million in the six month periods ended June 30, 2025 and 2024, respectively. The decrease was primarily due to a decrease in interest income from holdings of cash and cash equivalents.
Provision for Income Taxes
The provision for income taxes was $21.0 million, resulting in a 74.7% effective income tax provision rate for the three month period ended June 30, 2025, compared to a provision for income taxes of $46.1 million, resulting in a 19.5% effective income tax provision rate in the same three month period in 2024. The decrease in the tax provision and the effective income tax provision rate for the three month period ended June 30, 2025 when compared to the same three month period of 2024 is primarily due to nondeductible impairment of goodwill, tradenames, and equity investment and a lower benefit from a windfall tax deduction in the 2025 period compared to the 2024 period.
The provision for income taxes was $79.5 million, resulting in a 28.3% effective income tax provision rate for the six month period ended June 30, 2025, compared to a provision for income taxes of $100.5 million, resulting in a 19.9% effective income tax provision rate in the same six month period in 2024. The decrease in the provision for income taxes and increase in the effective income tax provision rate for the six month period ended June 30, 2025 when compared to the same six month period of 2024 is primarily due to nondeductible impairment of goodwill, tradenames, and equity investment and a lower benefit from a windfall tax deduction in the 2025 period compared to the 2024 period.
Net Income (Loss)
Net loss was $113.8 million for the three month period ended June 30, 2025 compared to net income of $186.5 million in the same three month period in 2024. The decrease in net income (loss) was primarily due to impairments of goodwill and other intangible assets and the impairment of an equity method investment in the second quarter of 2025.
Net income was $74.6 million for the six month period ended June 30, 2025 compared to net income of $391.0 million in the same six month period in 2024. The decrease in net income was primarily due to impairments of goodwill and other intangible assets and the impairment of an equity method investment in the second quarter of 2025.
Adjusted EBITDA
Adjusted EBITDA increased $14.8 million to $509.4 million for the three month period ended June 30, 2025 compared to $494.6 million in the same three month period in 2024. Adjusted EBITDA as a percentage of revenues decreased 40 basis points to 27.0% for the three month period ended June 30, 2025 from 27.4% for the same three month period in 2024. The increase in Adjusted EBITDA was primarily due to higher pricing of $33.1 million, acquisitions of $26.9 million, favorable impact of foreign currencies of $7.2 million, lower selling and administrative costs of $3.6 million, partially offset by lower organic sales volume of $41.9 million and unfavorable cost productivity and product mix of $14.3 million. The decrease in Adjusted EBITDA as a percentage of revenues is primarily attributable to lower organic volumes and the decretive impact of acquisitions.

Adjusted EBITDA increased $16.0 million to $969.1 million for the six month period ended June 30, 2025 compared to $953.1 million in the same six month period in 2024. Adjusted EBITDA as a percentage of revenues decreased 50 basis points to 26.9% for the six month period ended June 30, 2025 from 27.4% for the same six month period in 2024. The increase in Adjusted EBITDA was primarily due to acquisitions of $57.2 million, higher pricing of $56.9 million, lower selling and administrative costs of $8.9 million, and the favorable impact of foreign currencies of $0.7 million, partially offset by lower organic sales volume of $82.0 million and unfavorable cost productivity and product mix of $25.7 million. The decrease in Adjusted EBITDA as a percentage of revenues is primarily attributable to lower organic volumes and the decretive impact of acquisitions.
Adjusted Net Income
Adjusted Net Income decreased $15.9 million to $325.2 million for the three month period ended June 30, 2025 compared to $341.1 million in the same three month period in 2024. The decrease was primarily due to higher interest expense, higher income tax provision, as adjusted, and lower interest income on cash and cash equivalents.
Adjusted Net Income decreased $42.6 million to $618.4 million for the six month period ended June 30, 2025 compared to $661.0 million in the same six month period in 2024. The decrease was primarily due to higher interest expense, higher income tax provision, as adjusted, and lower interest income on cash and cash equivalents.

Non-GAAP Financial Measures
Set forth below are the reconciliations of Net Income (Loss) to Adjusted EBITDA and Adjusted Net Income and Cash Flows from Operating Activities to Free Cash Flow.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2025	2024	2025	2024
Net Income (Loss)	$(113.8)	$186.5	$74.6	$391.0
Plus:
Interest expense	62.7	50.8	123.9	87.6
Provision for income taxes	21.0	46.1	79.5	100.5
Depreciation expense (a)	27.6	24.6	55.2	49.3
Amortization expense (b)	91.6	91.2	182.9	182.8
Impairment of goodwill and other intangible assets	265.8	—	265.8	—
Restructuring and related business transformation costs (c)	3.4	3.9	8.8	14.6
Acquisition and other transaction related expenses and non-cash charges (d)	11.8	27.7	21.6	43.0
Stock-based compensation	16.7	14.5	30.9	28.6
Foreign currency transaction losses (gains), net	6.0	—	12.8	(0.7)
Loss on equity method investments	120.9	3.5	127.1	14.2
Loss on extinguishment of debt	—	3.0	—	3.0
Adjustments to LIFO inventories	7.3	0.4	10.3	7.2
Cybersecurity incident costs (e)	(1.1)	(0.1)	(1.3)	0.5
Loss on asbestos sale	—	58.8	—	58.8
Interest income on cash and cash equivalents	(8.9)	(16.3)	(19.2)	(27.7)
Other adjustments (f)	(1.6)	—	(3.8)	0.4
Adjusted EBITDA	$509.4	$494.6	$969.1	$953.1
Minus:
Interest expense	$62.7	$50.8	$123.9	$87.6
Income tax provision, as adjusted (g)	100.3	92.3	186.0	178.7
Depreciation expense	27.6	24.6	55.2	49.3
Amortization of non-acquisition related intangible assets	2.5	2.1	4.8	4.2
Interest income on cash and cash equivalents	(8.9)	(16.3)	(19.2)	(27.7)
Adjusted Net Income	$325.2	$341.1	$618.4	$661.0
Free Cash Flow
Cash flows from operating activities	$245.7	$304.9	$502.1	$466.5
Minus:
Capital expenditures	35.3	21.8	69.0	84.1
Free Cash Flow	$210.4	$283.1	$433.1	$382.4
(a)Depreciation expense excludes $1.3 million and $1.1 million of depreciation of rental equipment for the three month periods ended June 30, 2025 and 2024, respectively, and excludes $2.4 million and $2.0 million for the six month periods ended June 30, 2025 and 2024.
(b)Represents $89.1 million and $89.1 million of amortization of intangible assets arising from acquisitions (customer relationships, technology, tradenames and backlog) and $2.5 million and $2.1 million of amortization of non-acquisition related intangible assets, in each case for the three month periods ended June 30, 2025 and 2024, respectively.
Represents $178.1 million and $178.6 million of amortization of intangible assets arising from acquisitions (customer relationships, technology, tradenames and backlog) and $4.8 million and $4.2 million of amortization of non-acquisition related intangible assets, in each case for the six month periods ended June 30, 2025 and 2024, respectively.

(c)Restructuring and related business transformation costs consisted of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2025	2024	2025	2024
Restructuring charges	$3.2	$3.9	$8.5	$13.6
Facility reorganization, relocation and other costs	0.2	—	0.3	1.0
Total restructuring and related business transformation costs	$3.4	$3.9	$8.8	$14.6
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
The income tax provision, as adjusted for each of the periods presented below consisted of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2025	2024	2025	2024
Provision for income taxes	$21.0	$46.1	$79.5	$100.5
Tax impact of pre-tax income adjustments	28.2	38.0	54.9	67.3
Discrete tax items	51.1	8.2	51.6	10.9
Income tax provision, as adjusted	$100.3	$92.3	$186.0	$178.7
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
Segment Results for the Three and Six Month Periods Ended June 30, 2025 and 2024
The following tables display Segment Orders, Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments.
Industrial Technologies and Services Segment Results

	For the Three Month Period Ended June 30,		Percent Change
	2025	2024	2025 vs. 2024
Segment Orders	$1,560.9	$1,465.4	6.5%
Segment Revenues	$1,491.6	$1,466.5	1.7%
Segment Adjusted EBITDA	$427.2	$436.2	(2.1)%
Segment Margin	28.6%	29.7%	(110)	bps
Segment Orders for the three month period ended June 30, 2025 were $1,560.9 million, an increase of $95.5 million, or 6.5%, compared to $1,465.4 million in the same three month period in 2024. The increase in Segment Orders was due to acquisitions of

$60.2 million or 4.1%, the favorable impact of foreign currencies of $21.6 million or 1.5%, and higher organic orders of $13.7 million or 0.9%.
Segment Revenues for the three month period ended June 30, 2025 were $1,491.6 million, an increase of $25.1 million, or 1.7%, compared to $1,466.5 million in the same three month period in 2024. The increase in Segment Revenues was due to acquisitions of $61.1 million or 4.2%, higher pricing of $23.8 million or 1.6%, and the favorable impact of foreign currencies of $20.1 million or 1.4%, partially offset by lower organic volumes of $79.9 million or 5.4%. The percentage of Segment Revenues derived from aftermarket parts and service was 40.7% in the three month period ended June 30, 2025 compared to 38.8% in the same three month period in 2024.
Segment Adjusted EBITDA for the three month period ended June 30, 2025 was $427.2 million, a decrease of $9.0 million, or 2.1%, from $436.2 million in the same three month period in 2024. Segment Adjusted EBITDA Margin decreased 110 basis points to 28.6% from 29.7% in 2024. The decrease in Segment Adjusted EBITDA was primarily due to lower organic sales volume of $34.9 million or 8.0%, unfavorable cost productivity and product mix of $11.3 million or 2.6%, and higher selling and administrative costs of $4.0 million or 0.9%, partially offset by higher pricing of $23.8 million or 5.5% and acquisitions of $11.9 million or 2.7%, and favorable impact of foreign currencies of $5.6 million or 1.3%.

	For the Six Month Period Ended June 30,		Percent Change
	2025	2024	2025 vs. 2024
Segment Orders	$3,047.9	$2,863.8	6.4%
Segment Revenues	$2,843.7	$2,839.9	0.1%
Segment Adjusted EBITDA	$816.3	$847.3	(3.7)%
Segment Margin	28.7%	29.8%	(110)	bps
Segment Orders for the six month period ended June 30, 2025 were $3,047.9 million, an increase of $184.1 million, or 6.4%, compared to $2,863.8 million in the same six month period in 2024. The increase in Segment Orders was due to acquisitions of $126.6 million or 4.4% and higher organic orders of $62.0 million or 2.2%, partially offset by the unfavorable impact of foreign currencies of $4.5 million or 0.2%.
Segment Revenues for the six month period ended June 30, 2025 were $2,843.7 million, an increase of $3.8 million, or 0.1%, compared to $2,839.9 million in the same six month period in 2024. The increase in Segment Revenues was due to acquisitions of $120.6 million or 4.2% and higher pricing of $41.5 million or 1.5%, partially offset by lower organic volumes of $154.8 million or 5.5% and unfavorable impact of foreign currencies of $3.5 million or 0.1%. The percentage of Segment Revenues derived from aftermarket parts and service was 41.6% in the six month period ended June 30, 2025 compared to 39.3% in the same six month period in 2024.
Segment Adjusted EBITDA for the six month period ended June 30, 2025 was $816.3 million, a decrease of $31.0 million, or 3.7%, from $847.3 million in the same six month period in 2024. Segment Adjusted EBITDA Margin decreased 110 basis points to 28.7% from 29.8% in 2024. The decrease in Segment Adjusted EBITDA was primarily due to lower organic sales volume of $68.2 million or 8.0%, unfavorable cost productivity and product mix of $18.4 million or 2.2%, and higher selling and administrative costs of $9.0 million or 1.1%, partially offset by higher pricing of $41.5 million or 4.9%, and acquisitions of $23.3 million or 2.7%.
Precision and Science Technologies Segment Results

	For the Three Month Period Ended June 30,		Percent Change
	2025	2024	2025 vs. 2024
Segment Orders	$378.7	$334.0	13.4%
Segment Revenues	$396.3	$338.8	17.0%
Segment Adjusted EBITDA	$116.8	$102.5	14.0%
Segment Margin	29.5%	30.3%	(80)	bps
Segment Orders for the three month period ended June 30, 2025 were $378.7 million, an increase of $44.7 million, or 13.4%, compared to $334.0 million in the same three month period in 2024. The increase in Segment Orders was due to acquisitions of

$52.9 million or 15.8% and the favorable impact of foreign currencies of $7.7 million or 2.3%, partially offset by a decline in organic orders of $15.9 million or 4.8%.
Segment Revenues for the three month period ended June 30, 2025 were $396.3 million, an increase of $57.5 million, or 17.0%, compared to $338.8 million in the same three month period in 2024. The increase in Segment Revenues was primarily due to acquisitions of $55.3 million or 16.3%, higher pricing of $9.3 million or 2.7%, and favorable impact of foreign currencies of $7.7 million or 2.3%, partially offset by lower organic volumes of $14.8 million or 4.4%. The percentage of Segment Revenues derived from aftermarket parts and service was 21.2% in the three month period ended June 30, 2025 compared to 21.7% in the same three month period in 2024.
Segment Adjusted EBITDA for the three month period ended June 30, 2025 was $116.8 million, an increase of $14.3 million, or 14.0%, from $102.5 million in the same three month period in 2024. Segment Adjusted EBITDA Margin decreased 80 basis points to 29.5% from 30.3% in 2024. The increase in Segment Adjusted EBITDA was primarily due to acquisitions of $15.0 million or 14.6%, higher pricing of $9.3 million or 9.1%, and favorable impact of foreign currencies of $2.2 million or 2.1%, partially offset by lower organic sales volume of $7.0 million or 6.8%, unfavorable cost productivity and product mix of $3.3 million or 3.2%, and higher selling and administrative costs of $2.0 million or 2.0%.

	For the Six Month Period Ended June 30,		Percent Change
	2025	2024	2025 vs. 2024
Segment Orders	$774.0	$643.0	20.4%
Segment Revenues	$761.0	$635.5	19.7%
Segment Adjusted EBITDA	$223.0	$193.9	15.0%
Segment Margin	29.3%	30.5%	(120)	bps
Segment Orders for the six month period ended June 30, 2025 were $774.0 million, an increase of $131.0 million, or 20.4%, compared to $643.0 million in the same six month period in 2024. The increase in Segment Orders was due to acquisitions of $134.5 million or 20.9% and the favorable impact of foreign currencies of $3.5 million or 0.5%, partially offset by a decline in organic orders of $7.0 million or 1.1%.
Segment Revenues for the six month period ended June 30, 2025 were $761.0 million, an increase of $125.5 million, or 19.7%, compared to $635.5 million in the same six month period in 2024. The increase in Segment Revenues was due to acquisitions of $135.3 million or 21.3%, higher pricing of $15.4 million or 2.4%, and favorable impact of foreign currencies of $3.6 million or 0.6%, partially offset by lower organic sales volume of $28.8 million or 4.5%. The percentage of Segment Revenues derived from aftermarket parts and service was 21.4% in the six month period ended June 30, 2025 compared to 22.9% in the same six month period in 2024.
Segment Adjusted EBITDA for the six month period ended June 30, 2025 was $223.0 million, an increase of $29.1 million, or 15.0%, from $193.9 million in the same six month period in 2024. Segment Adjusted EBITDA Margin decreased 120 basis points to 29.3% from 30.5% in 2024. The increase in Segment Adjusted EBITDA was primarily due to acquisitions of $33.9 million or 17.5%, higher pricing of $15.4 million or 7.9%, and favorable impact of foreign currencies of $0.9 million or 0.5%, partially offset by lower organic sales volume of $13.8 million or 7.1%, unfavorable cost productivity and product mix of $6.8 million or 3.5%, and higher selling and administrative costs of $0.6 million or 0.3%.
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
As of June 30, 2025, we had $2,600.0 million of unused availability under both the Revolving Credit Facility and Commercial Paper Program.
As of June 30, 2025, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.

Liquidity
A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$1,310.6	$1,541.2

Short-term borrowings and current maturities of long-term debt	$2.0	$3.1
Long-term debt	4,781.4	4,754.4
Total debt	$4,783.4	$4,757.5
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
A substantial portion of our cash is in jurisdictions outside of the United States. We do not assert ASC 740-30 (formerly APB 23) indefinite reinvestment of our historical non-U.S. earnings or future non-U.S. earnings. The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States. Our deferred income tax liability as of June 30, 2025 was $58.5 million which primarily consisted of withholding taxes.

Working Capital

	June 30, 2025	December 31, 2024
Net Working Capital:
Current assets	$4,188.4	$4,163.5
Less: Current liabilities	1,832.4	1,818.9
Net working capital	$2,356.0	$2,344.6

Operating Working Capital:
Accounts receivable	$1,387.9	$1,335.4
Plus: Inventories (excluding LIFO reserve)	1,295.1	1,134.2
Plus: Contract assets	117.3	111.2
Less: Accounts payable	832.8	843.6
Less: Contract liabilities (current)	324.1	318.6
Operating working capital	$1,643.4	$1,418.6
Net working capital increased $11.4 million to $2,356.0 million as of June 30, 2025 from $2,344.6 million as of December 31, 2024. Operating working capital increased $224.8 million to $1,643.4 million as of June 30, 2025 from $1,418.6 million as of December 31, 2024. The increase in operating working capital is due to higher inventories, higher accounts receivable, lower accounts payable and higher contract assets, partially offset by higher contract liabilities.
The increase in accounts receivable was primarily due to the timing of revenues in the quarter and seasonal changes in collection timing. The increase in inventories was primarily due to additions to inventory due to increased demand for certain products, foreign currency translation, and acquisitions. The increase in contract assets was primarily due to the timing of revenue recognition and billing on our overtime contracts. The decrease in accounts payable was primarily due to the timing of vendor cash disbursements. The increase in contract liabilities was primarily due to the timing of customer milestone payments for in-process engineered to order contracts.
Cash Flows
The following table reflects the major categories of cash flows for the six month periods ended June 30, 2025 and 2024, respectively.

	For the Six Month Period Ended June 30,
	2025	2024
Cash flows provided by operating activities	$502.1	$466.5
Cash flows used in investing activities	(279.4)	(2,834.1)
Cash flows from (used in) financing activities	(523.1)	1,862.0
Free cash flow(1)	433.1	382.4
(1)See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the nearest GAAP measure.
Operating Activities
Cash provided by operating activities increased $35.6 million to $502.1 million for the six month period ended June 30, 2025 from $466.5 million in the same six month period in 2024. This increase is primarily attributable to an increase in net income excluding non-cash adjustments, a decrease in cash used in operating working capital in 2025, compared to 2024 and lower incentive compensation. Partially offsetting these favorable impacts was an increase in interest payments for our Senior Notes and an increase in cash used for other working capital items.
Investing Activities
Cash used in investing activities included capital expenditures of $69.0 million and $84.1 million for the six month periods ended June 30, 2025 and 2024, respectively. Net cash paid in acquisitions was $210.4 million and $2,744.0 million in the six month periods ended June 30, 2025 and 2024, respectively.

Financing Activities
Cash used in financing activities of $523.1 million for the six month period ended June 30, 2025 primarily reflected purchases of treasury stock of $510.2 million, cash dividends on common stock of $16.1 million, other financing outflows of $3.1 million, and payments of deferred and contingent acquisition consideration of $2.8 million, partially offset by proceeds from stock option exercises of $9.1 million.
Cash used in financing activities of $1,862.0 million for the six month period ended June 30, 2024 primarily reflected proceeds from long-term debt of $3,296.9 million and proceeds from stock option exercises of $22.7 million, partially offset by repayments of long-term debt of $1,240.7 million, purchases of treasury stock of $135.5 million, payments of debt issuance costs of $32.3 million, payments of $19.9 million to settle certain cross-currency swaps, cash dividends on common stock of $16.1 million, and payments of deferred and contingent acquisition consideration of $12.0 million.
Free Cash Flow
Free cash flow increased $50.7 million to $433.1 million in the six month period ended June 30, 2025 from $382.4 million in the same six month period in 2024 due to higher cash provided by operating activities and lower capital expenditures.
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
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 18 “Contingencies” to the condensed consolidated financial statements included elsewhere in this Form 10-Q. We believe that as of June 30, 2025, there have been no material changes to the environmental matters disclosed in our 2024 Annual Report.
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
In addition, we are exposed to foreign currency risks that arise from our global business operations. Changes in foreign currency exchange rates affect the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a subsidiary’s functional currency. While future changes in foreign currency exchange rates are difficult to predict, our revenues and earnings may be adversely affected if the U.S. dollar strengthens.
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
As of June 30, 2025, there have been no material changes to our market risk assessment previously disclosed in the 2024 Annual Report.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the three month period ended June 30, 2025.

2025 Second Quarter Months	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 1, 2025 - April 30, 2025	—	$—	—	$993,033,246
May 1, 2025 - May 31, 2025	6,147,812	$81.35	6,147,812	$1,492,910,305
June 1, 2025 - June 30, 2025	—	$—	—	$1,492,910,305
Total	6,147,812		6,147,812
(1)Typically includes shares of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of certain restricted stock units. There were no such shares surrendered during the quarter ended June 30, 2025.
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
On May 1, 2025, the Company announced that its Board of Directors authorized a $1.0 billion increase to the Company’s share repurchase program. The authorizations do not have any expiration date. Under the repurchase program, Ingersoll Rand may from time to time repurchase shares of the Company’s common stock in the open market at prevailing market prices (including through Rule 10b5-1 plans), in privately negotiated transactions, a combination thereof, or through other transactions. The actual timing, number, manner, and value of any shares repurchased will depend on several factors, including the market price of the Company’s stock, general market and economic conditions, the Company’s liquidity requirements, applicable legal requirements, and other business considerations.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
On May 22, 2025, Vicente Reynal, the Company's Chairman, President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement (a “10b5-1 Plan”). Mr. Reynal’s 10b5-1 Plan provides for the potential sale of up to 496,746 shares of the Company’s common stock, obtained from the exercise of vested stock options covered by the 10b5-1 Plan, from September 2, 2025 through May 11, 2026, and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
During the quarter ended June 30, 2025, none of our other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Executive Change in Control & Severance Plan
On July 30, 2025, the Compensation Committee (the “Committee”) of the Board of Directors of Ingersoll Rand Inc. approved the Executive Change in Control & Severance Plan (the “Plan”), which provides severance benefits to certain executives of the Company and its subsidiaries who reside in the United States, including, among others, our current Named Executive Officers other than Vicente Reynal, the Chief Executive Officer, President and Chairman of the Board of Directors (the “NEOs”). The Plan supersedes any rights to severance benefits any of the NEOs may have under any employment agreement or other arrangement with the Company or any of its affiliates. Mr. Reynal is not eligible to participate in the Plan, and he continues to be entitled to the severance payments and benefits as set forth in his Employment Agreement with the Company.
Under the Plan, any of the NEOs who experiences a “qualifying termination” (i.e., a termination without cause or a resignation for good reason) other than during the period beginning six months before and ending two years after a change in control of the Company, is eligible to receive (i) continued payment of the participant’s base salary for 12 months, (ii) any earned but unpaid bonus for the fiscal year prior to the year of termination, (iii) a pro-rata bonus for the year in which termination occurs, measured based on actual achievement, and (iv) a payment equal to the aggregate amount of the employer portion of premiums for continued group health plan coverage on a tax grossed-up basis for the length of the 12 month period. If any NEO experiences a qualifying termination during the period beginning six months before and ending two years after a change in control of the Company, the participant is eligible to receive (i) a lump sum payment equal to the product of the participant’s monthly base salary multiplied by 18 months, (ii) any earned but unpaid bonus for the fiscal year prior to the year of termination, (iii) a pro-rata target annual bonus for the year in which termination occurs, and (iv) a payment equal to the aggregate amount of the employer portion of premiums for continued group health plan coverage on a tax grossed-up basis for the length of the 18 month period.
Participants are required to execute a general release of claims as a condition to receiving severance payments and benefits under the Plan and to comply with any non-competition or other restrictive covenant agreements with the Company.
The above description does not purport to be complete and is qualified in its entirety by reference to the Executive Change in Control & Severance Plan which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

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

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Ingersoll Rand Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2021).
3.2	Third Amended and Restated Bylaws of Ingersoll Rand Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2023).
10.1	Ingersoll Rand Inc. Executive Change in Control & Severance Plan.
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Scheme Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2025	INGERSOLL RAND INC.

	By:	/s/ Michael J. Scheske
Name: Michael J. Scheske
Vice President and Chief Accounting Officer (Principal Accounting Officer)