Form 10-K
period 2025-12-31
Ingersoll Rand Inc.
filed 2026-02-17
CIK 1699150

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025, or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2025 was approximately $33.0 billion based on the closing price of such common equity on the New York Stock Exchange on such date.
The registrant had outstanding 391,617,994 shares of Common Stock, par value $0.01 per share, as of February 13, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

Table of Content

Table of Content
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
Our Company
We are a global market leader with a broad flow creation and industrial product portfolio across air, gas, powder, and liquid handling applications, providing services and solutions to increase industrial and life science productivity, efficiency, and sustainability. We manufacture one of the broadest and most complete ranges of compressor, pump, vacuum and blower products in our markets, which, when combined with our global geographic footprint and application expertise, allows us to provide differentiated product and service offerings to our customers. Our products are sold under more than 90 market-leading brands, including Ingersoll Rand and Gardner Denver, which we believe are globally recognized in their respective end-markets and known for product quality, reliability, efficiency and superior customer service. We are driven by an entrepreneurial spirit and ownership mindset, dedicated to helping make life better for our employees, customers, the planet, and our shareholders.
These attributes, along with over 165 years of engineering heritage, generate strong brand loyalty for our products and foster long-standing customer relationships, resulting in leading market positions within each of our operating segments. We have sales in all major geographic markets and our diverse customer base utilizes our products across a wide array of end-markets, including life sciences, food and beverage production, clean energy, industrial manufacturing, infrastructure, water and wastewater treatment, and many others.
Our products and services are critical to the processes and systems in which they are utilized, which are often complex and for which the cost of failure or downtime is high. However, our products typically represent only a small portion of the costs of the overall systems or functions that they support. As a result, our customers place a high value on our application expertise, product reliability, and the responsiveness of our service. To support our customers and market presence, we maintain significant global scale with over 60 key manufacturing facilities, and over 50 complementary service and repair centers across six continents and over 21,000 employees worldwide as of December 31, 2025.
The process-critical nature of our product applications, coupled with the standard wear and tear replacement cycles associated with the usage of our products, generates opportunities to support customers with our broad portfolio of services, spare parts, and consumables. Customers place a high value on maximizing the time their operations are online, reducing their operating expenses, and improving the sustainability of their processes. As a result, the availability of replacement parts, consumables and our repair and support services are key components of our value proposition. Our large installed base of products provides a

Table of Content
recurring revenue stream through our aftermarket parts, consumables and services offerings. As a result, our aftermarket revenue is significant, representing 36.5% of total Company revenue in 2025.
Our Segments
Industrial Technologies and Services
We design, manufacture, market and service a broad range of air and gas compression and treatment equipment, vacuum and blower products, fluid transfer equipment, loading systems, power tools and lifting equipment, and other specialized equipment including associated aftermarket parts, consumables and services. We primarily sell under the Ingersoll Rand, Gardner Denver, Nash, CompAir, Elmo Rietschle, and over 35 other brands. Our customers deploy our products across a wide array of applications in diverse end-markets. Compressors are used to increase the pressure of air or gas, vacuum products are used to remove air or gas in order to reduce the pressure below atmospheric levels, and blower products are used to produce a high volume of air or gas at low pressure. Almost every manufacturing and industrial facility, and many service and process industry applications, use air compression, vacuum and blower products in a variety of process-critical applications such as the operation of pneumatic tools, pumps and motion control components, air and gas separation, vacuum packaging of food products and aeration of waste water, among others. Our vacuum pumps and compressors are used in many power generation, mining, oil and gas refining and processing, chemical processing and general industrial applications including flare gas and vapor recovery, geothermal gas removal, vacuum deaeration, water extraction in mining and paper, and chlorine compression in petrochemical operations. Our engineered loading systems and fluid transfer equipment ensure the safe handling and transfer of crude oil, liquefied natural gas, compressed natural gas, chemicals, and bulk materials. Our power tools and lifting equipment portfolio includes electric and cordless fastening systems, pneumatic bolting tools, drilling and material removal tools, hoists, winches and ergonomic handling devices. Typical applications for these products include the precision fastening of bolted joints in the production, assembly and servicing of industrial machinery, on-highway and off-highway vehicles, aircraft, electronics and other equipment.
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
We sell our products through an integrated network of direct sales representatives and independent distributors, which is tailored to meet the dynamics of each target geography or end-market. Our large installed base also provides for a significant stream of recurring aftermarket revenue. For example, the useful life of a compressor is, on average, between 10 and 12 years, and requires service at regular intervals, beginning at the time of installation and continuing throughout the life of the product. The cumulative aftermarket revenue generated by a compressor over the product’s life cycle will typically exceed its original sale price.
Precision and Science Technologies
We design, manufacture and market a broad range of highly-specialized equipment for both industrial and life sciences markets. Our products are used for precision dosing, liquid and solid transfer, dispensing, gas compression, gas sampling, pressure management, flow control, and powder handling, amongst other applications. Major categories of our portfolio are (a) pumps and liquid handling systems and (b) life science tools and systems. Within pumps and liquid handling systems, our offering covers a broad range of pump and flow control technology types. This includes diaphragm pumps, piston pumps, water-powered pumps, peristaltic pumps, gear pumps, vane pumps, progressive cavity pumps, syringe pumps, gas boosters, hydrogen compression systems, automated liquid handling systems, odorant injection systems, controls, software and other related components and accessories. These offerings are sold under brands that are highly recognized in their end markets including Air Dimensions, Albin, ARO, Dosatron, Haskel, Ingersoll Rand, LMI, Maximus, Milton Roy, MP, Oberdorfer, Seepex, Thomas, Welch, Williams, YZ and Zinsser Analytic. Within life science tools and systems, our primary offerings include single-use powder and liquid handling systems and isolators for disposable process and containment applications, and contract design and productions for services for silicone, thermoplastic, and specialty components and assemblies for medical devices. These offerings are sold primarily under the ILC Dover and Flexan brands. We also manufacture space suits, inflatable habitats, and lighter-than-air vehicles for human mobility and habitation and defense applications. Our customer base is composed of a

Table of Content
wide range of end users in markets including life sciences, industrial manufacturing, water and waste water, chemical processing, energy, food and beverage, agriculture and others. Our sales are realized primarily through a combination of independent specialty and national distributors and relationships directly with original equipment manufacturers (“OEM”), Engineering, Procurement and Construction (“EPC”) companies and end users.
Recent Developments
Recent Acquisitions
The Company continued its focus on generating inorganic growth through acquisitions that strengthen our position in core product categories and broaden our exposure to high-growth, sustainable end markets. We completed or announced the acquisition of several businesses during 2025, including the following:
•In February 2025, the Company completed the acquisition of SSI Aeration, Inc. (“SSI”) for cash consideration of $97.8 million. The business is a manufacturer of wastewater treatment plant equipment. The acquisition will enable Ingersoll Rand to combine several technologies like low pressure compressors with SSI’s aeration offerings to provide a comprehensive, end-to-end solution.
•In July 2025, the Company completed the acquisition of Termomeccanica Industrial Compressors S.p.A. (“TMIC”) and its subsidiary Adicomp S.p.A. (“Adicomp”) (collectively “TMIC/Adicomp”) for cash consideration of $193.2 million. TMIC is an international leader in the design and production of air and gas compressors and its subsidiary Adicomp provides engineered-to-order solutions in the renewable natural gas industry.
Refer to Note 3 “Acquisitions” to our audited consolidated financial statements included elsewhere in this Form 10-K for further discussion of our acquisitions.
Capital Allocation
Share Repurchases
We repurchased $1,018.0 million of our common stock during the year ended December 31, 2025, including $1,007.4 million of repurchases under our share repurchase program.
Dividends on Common Stock
The Company paid cash dividends on our common stock of $31.8 million during the year ended December 31, 2025.
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
Compression Products
Sales to industrial end-markets include industrial air compression products, as well as associated aftermarket parts, consumables and services. Industrial air compressors compress air used to power machinery, industrial tools, material handling systems and automated equipment. Compressed air is also used in applications as diversified as snow making and fish farming, on high-speed trains and in hospitals. Compressors can be either stationary or portable, depending on the requirements of the application.
We focus on five primary types of air compression technologies: rotary screw, reciprocating piston, scroll, rotary vane and centrifugal compressors. Rotary screw compressors (available in both oil-free and contact-cooled options) are well-suited for continuous processes due to their high reliability, compact size, and favorable noise profile. We believe our reciprocating piston compressors provide one of the broadest ranges of pressures in the market and are supported by increasing demand across wide-ranging attractive end-markets. Scroll compressors are commonly specified when oil-free air is needed, as in many medical, pharmaceutical, and food production applications. Rotary vane compressors feature high efficiency, compact compression technology and can be found throughout all sectors of industry, including automotive, food and beverage, energy and

Table of Content
manufacturing with specialized solutions within transit, gas and snow making. Centrifugal compressors are most effective when in applications that demand larger quantities of oil-free air and are utilized across a wide range of industries.
Vacuum Products
Industrial vacuum products are integral to manufacturing processes in applications for packaging, pneumatic conveying, drying, holding / lifting, distillation, evacuation, forming / pressing, removal and coating. Within each of these processes are a multitude of sub-applications. As an example, within packaging, a vacuum will be used on blister packaging, foil handling, labeling, carton erection, stacking and palletizing (placing, stacking or transporting goods on pallets), as well as central vacuum supply for entire packaging departments.
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
We focus on several key technologies within blower products: rotary lobe, screw, claw and vane, turbo, side channel and radial blowers. Rotary lobe blowers, screw blowers and claw and vane blowers are highly durable and versatile positive displacement technologies that generate consistent air or gas flow across a range of operating conditions and discharge pressures. Turbo blowers and side channel and radial blowers are dynamic technologies that accelerate gas or air through a rotating impeller and transform their kinetic energy at the discharge with some limitation on flexibility.
Precision and Science Technologies
The Precision and Science Technologies segment designs, manufactures and markets a broad range of niche fluidics, liquid and powder handling solutions for the life sciences, food and beverage, water and wastewater, general manufacturing, chemical processing, clean energy, aerospace, and other end markets. Primary technologies include positive displacement pumps, automated liquid handling systems, and single-use powder and liquid handling and containment systems.
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

Table of Content
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
Competition
Industrial Technologies and Services
The industrial end-markets we serve are competitive, with an increasing focus on product quality, performance, energy efficiency, customer service and local presence. Although there are several large manufacturers of compression, vacuum and blower products, the marketplace for these products remains highly fragmented due to the wide variety of product technologies, applications and selling channels. Our principal competitors in sales of compression, vacuum and blower products include Atlas Copco, Flowserve, IDEX Corporation, Kaeser Compressors, Kaishan Group Co., Ltd. and Elgi Equipments Limited.
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
Customers and Customer Service
We consider superior customer service to be one of our primary pillars of future success and view it as being built upon a foundation of critical application expertise, an industry leading range of compressor, pump, vacuum and blower products, a global manufacturing and sales presence and a long-standing reputation for quality and reliability. Intense customer focus is at the center of our vision of becoming the industry’s first choice for innovative and application-critical flow creation equipment, services and solutions. We strive to collaborate with our customers and become an essential part of their engineering process by drawing on our deep industry and application engineering experience.
We have established strong and long-standing customer relationships with numerous industry leaders. We sell our products directly to end-use customers and to certain OEMs, EPCs (engineering, procurement, and construction firms) and indirectly through independent distributors and sales representatives.
We use a direct sales force to serve many end-use customers and OEMs who require higher levels of technical assistance, more coordinated shipment scheduling and more complex product service than customers that purchase through distributors. We have distribution centers and warehouses that stock parts, accessories and certain products to provide adequate and timely availability.
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

Table of Content
and sales promotions, order-entry and tracking systems and an annual restocking program. Furthermore, we participate in major trade shows and directly market our offerings to generate sales leads and support the distributors’ sales personnel.
Our customer base is diverse, and we did not have any customer that individually provided more than 10% of 2025 consolidated revenues.
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
Human Capital Management
At Ingersoll Rand, we recognize that what sets us apart is our talented employees combined with our ownership mindset that empowers and engages all employees. The passion, innovation and commitment of our team drives our incredible results, and we believe that our commitment to a safe, respectful, inclusive environment where all employees have the ability to be heard, impact change and develop and grow is what drives our employees. As of December 31, 2025, we had over 21,000 employees, with approximately 6,100 of them working in the United States. Works councils and collective bargaining units represent a significant number of employees outside the United States, while approximately 370 employees in the United States are represented by labor unions. We believe that we maintain satisfactory relations with our employees.
To ensure the effectiveness of our human capital management practices, we evaluate various metrics, including voluntary turnover and engagement. In 2025, the voluntary turnover rate was 8.1% and 7.8% for hourly and salaried employees, respectively. In 2024, the voluntary turnover rate was 8.5% and 7.4% for hourly and salaried employees, respectively.
We are committed to employee empowerment, engagement and development as a standard part of our employee experience. Annually, our functions and businesses complete a multi-year strategy and financial plan. We then conduct strategic talent reviews and succession planning in support of the strategic plan. From that strategy, company objectives are finalized and communicated from the Chief Executive Officer to initiate yearly objectives and development plans for all salaried employees at the beginning of each calendar year. Team-specific objectives are also cascaded during this time. Throughout the year, we assess our talent against their performance to stated objectives and the competencies and behaviors they exhibited while executing their goals. Our performance management and development planning processes ensure we execute high quality and thoughtful objectives, development plans, and mid-year and year-end reviews that reinforce the importance of continuous improvement over time. Throughout the year, we provide training resources and materials to support both employees and managers. We track the completion of each phase through our human resources system.

Table of Content
Competitive Pay, Benefits and Equity
Our compensation and benefits philosophy is centered on two key fundamentals: (1) building long-term value for our stockholders, and (2) driving employee engagement and retention. We are committed to providing competitive pay, benefits, and equity that are valuable and meaningful to our employees. We provide a competitive total compensation package with a significant portion designed to foster a culture of ownership. We continue to offer our Ownership Works program to grant equity to all eligible new and acquired employees regardless of level in the organization. It is our goal to foster an environment where employees can think and act like owners.
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
By offering each and every employee opportunities to learn and grow and an ownership stake in the Company, we have built one of the most engaged workforces in our industry. In May 2025, our Connections Engagement survey achieved an 88% participation rate, resulting in an engagement score of 81. This places Ingersoll Rand again in the top 10% of manufacturing organizations surveyed. In addition, our survey questions scored above the manufacturing benchmark collected by our engagement survey partner, with our essential employee satisfaction measure ranking two points above the top 10% manufacturing average.
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

Table of Content
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
Risks Related to Our Business
We have exposure to the risks associated with instability in the global economy, financial markets and our end markets, which may negatively impact our revenues, liquidity, suppliers and customers.
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
For the year ended December 31, 2025, 58% of our revenues were from customers in countries outside of the United States. We have manufacturing facilities in Germany, the United Kingdom, China, Italy, India and other countries. We intend to continue to expand our international operations to the extent that suitable opportunities become available. Non-U.S. operations and United States export sales could be adversely affected as a result of: political or economic instability in certain countries; differences in foreign laws, including increased difficulties in protecting intellectual property and uncertainty in enforcement of contract rights; credit risks; currency fluctuations, in particular, changes in currency exchange rates between the U.S. dollar, Euro, British Pound and the Chinese Renminbi; exchange controls; changes in and uncertainties with respect to tariffs and import/export trade restrictions, as well as other changes in political policy in the United States, China, the U.K. and certain European countries (including the impacts of the U.K.’s withdrawal from the European Union); royalty and tax increases; nationalization of private enterprises, especially in China where we have material operations, supply chain dependencies and hold material cash balances; civil unrest and protests, strikes, acts of terrorism, war or other armed conflict (including the

Table of Content
Russia-Ukraine war and conflicts in the Middle East); shipping products during times of crisis or war; and other factors inherent in foreign operations.
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
Our business is highly dependent on financial, accounting and other data-processing systems and other communications and information systems, including our enterprise resource planning tools. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. If any of these systems fail, whether caused by fire, other natural disaster, power or telecommunications failure, acts of cyber terrorism, war, ransomware, misuse or malicious use of artificial intelligence (“AI”) or otherwise, or they do not function correctly, we could suffer financial loss, business disruption, liability to our customers, regulatory intervention or damage to our reputation. If our systems are unable to accommodate an increasing volume of transactions, our ability to grow could be limited. Although we have backup systems, procedures and capabilities in place, they may also fail or be inadequate. Further, to the extent that we may have customer information in our databases or access to customer systems through connected devices, any unauthorized disclosure of, or access to, such information, databases or systems could result in an adverse impact to us or our customer including claims under data protection laws and regulations. If any of these risks materialize, our reputation and our ability to conduct our business may be materially adversely affected.
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

Table of Content
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
Changes in U.S. tariff policy or reciprocal tariffs by foreign governments, remain uncertain and could impact our financial results.
The current U.S. presidential administration has implemented tariffs on imports from various countries, including tariffs on steel and aluminum products under Section 232 of the Trade Expansion Act of 1962, which also apply to certain derivative steel products used in our operations. Some affected countries have announced or imposed reciprocal tariffs on U.S. goods. These measures have contributed to higher costs for certain materials and components. The extent and duration of these tariffs, and their effect on economic conditions and our business, remain uncertain and depend on factors such as legal challenges, negotiations between the U.S. and other countries, potential relief measures, availability and cost of alternative supply sources, and demand for our products in affected markets. Tariffs may increase costs or reduce demand for our products, which could

Table of Content
affect our financial results. In addition, competitors may experience different levels of exposure or have greater ability to mitigate these impacts.
Our results of operations are subject to exchange rate and other currency risks. A significant movement in exchange rates could adversely impact our results of operations and cash flows.
We conduct our business in many different currencies. A significant portion of our revenue, 54% for the year ended December 31, 2025, is denominated in currencies other than the U.S. dollar. Accordingly, currency exchange rates, and in particular unfavorable movement in the exchange rates between U.S. dollars and Euros, British Pounds and Chinese Renminbi, affect our operating results. The effects of exchange rate fluctuations on our future operating results are unpredictable because of the number of currencies in which we do business and the potential volatility of exchange rates. We are also subject to the risks of currency controls and devaluations. Although historically not significant, if currency controls were enacted in countries where the Company generates significant cash balances, these controls may limit our ability to convert currencies into U.S. dollars or other currencies, as needed, or to pay dividends or make other payments from funds held by subsidiaries in the countries imposing such controls, which could adversely affect our liquidity. Currency devaluations could also negatively affect our operating margins and cash flows.
If we are unable to develop new products and technologies, our competitive position may be impaired, which could materially and adversely affect our sales and market share.
The markets in which we operate are characterized by changing technologies and introductions of new products and services. Our ability to develop new products based on technological innovation, including those that incorporate AI or drive sustainability, energy reduction and the reduction and/or recycling of water in our customers’ processes, can affect our competitive position and often requires the investment of significant resources. Difficulties or delays in research, development or production of new products and technologies, or failure to gain market acceptance of new products and technologies, may significantly reduce future revenues and materially and adversely affect our competitive position. We may not have sufficient resources to continue to make the investment required to maintain or increase our market share or that our investments will be successful. If we do not compete successfully, our business, financial condition, results of operations and cash flows could be materially adversely affected.
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
We have begun incorporating AI into our business activities and our product and service offerings. As with many innovations, AI presents risks and challenges that could adversely impact our business. The development, adoption and use of AI technologies are still in their early stages, and ineffective or inadequate AI development, deployment or governance practices could result in unintended consequences. For example, AI algorithms may be flawed or may be based on biased or insufficient datasets, and any disruption or failure in the AI functionality we incorporate into our business activities, products or services could adversely impact our business or result in delays or errors in our offerings.
In addition, the successful development and deployment of AI in our business depends on our ability to timely and effectively upskill our existing workforce and attract and retain personnel with AI‑related skills and experience. Competition for AI‑native talent is intense, and if we are unable to develop or recruit the necessary capabilities, we may be unable to fully realize potential efficiency gains, innovation opportunities or competitive advantages from AI, or to respond effectively to AI‑enabled competitive, technological or regulatory developments.

Table of Content
Conversely, any failure to successfully develop and deploy AI in our business activities, products and services could adversely affect our competitiveness, particularly if our competitors successfully deploy AI, and the development and deployment of AI will require additional investment and increase our costs. There also may be real or perceived social harm, unfairness or other outcomes that undermine public confidence in the use and deployment of AI. Any of the foregoing may result in decreased demand for our products or harm to our business, financial condition or reputation.
The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity and privacy and data protection. Compliance with new or changing laws, regulations or industry standards relating to AI or failure to implement robust governance frameworks to address ethical considerations, such as fairness, transparency, and bias, may impose significant costs and may limit our ability to develop, deploy or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.
Our business could suffer if we experience employee work stoppages, union and work council campaigns or other labor difficulties.
As of December 31, 2025, we had over 21,000 employees of which approximately 6,100 were located in the United States. Of those employees located outside of the United States, a significant portion are represented by works councils and labor unions, and of those employees located in the United States, approximately 370 are represented by labor unions. Although we believe that our relations with employees are satisfactory and have not experienced any material work stoppages, work stoppages have occurred, and may in the future occur, and we may not be successful in negotiating new collective bargaining agreements. In addition, negotiations with our union employees may (1) result in significant increases in our cost of labor, (2) divert management’s attention away from operating our business or (3) break down and result in the disruption of our operations. The occurrence of any of the preceding conditions could impair our ability to manufacture our products and result in increased costs and/or decreased operating results.
Changes in tax laws and regulations, or adverse determinations by taxing or other governmental authorities could increase our effective tax rate and cash taxes paid or otherwise affect our financial condition or operating results.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law by the president of the United States. It includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions (both U.S. and non-U.S.) of the Tax Cuts & Jobs Act of 2017, and expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others. The impact of the OBBBA is currently reflected on our consolidated financial statements as of December 31, 2025 and we are continuing to assess the impact for future years.
The Organization for Economic Co-operation and Development (“OECD”) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as “Pillar 2”), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. We will continue to closely monitor developments in Pillar 2 tax legislation, as the final rules could materially affect our effective tax rate and cash tax obligations.
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
Further, the specific future impacts of OBBBA and Pillar 2 on holders of our common shares are uncertain and could in certain instances be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.
We are also subject to the examination of our tax returns and other tax matters by the U.S. Internal Revenue Service and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. The outcome of such examinations is inherently uncertain. If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts

Table of Content
previously accrued, our business, results of operations, financial condition and stock price could be materially adversely affected.
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

Table of Content
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
We continually seek ways to simplify or improve processes, eliminate excess capacity and reduce costs in all areas of our operations, which from time to time includes restructuring activities. We have implemented significant restructuring activities across our global manufacturing, sales and distribution footprint, which include workforce reductions and facility consolidations. We incurred restructuring charges of $51.4 million and $31.2 million in the years ended December 31, 2025 and 2024, respectively. Costs of future initiatives may be material and the savings associated with them are subject to a variety of risks, including our inability to effectively eliminate duplicative back office overhead and overlapping sales personnel, rationalize manufacturing capacity, synchronize information technology systems, consolidate warehousing and distribution facilities and shift production to more economical facilities. As a result, the contemplated costs to effect these initiatives may materially exceed estimates. The initiatives we are contemplating may require consultation with various employees, labor representatives or regulators, and such consultations may influence the timing, costs and extent of expected savings and may result in the loss of skilled employees in connection with the initiatives.
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
We have substantial goodwill as a result of past acquisitions. As of December 31, 2025, the net carrying value of goodwill and other intangible assets, net represented $12.7 billion, or 70%, of our total assets. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures,

Table of Content
market capitalization declines, or increases in associated discount rates can impair our goodwill and other intangible assets. Impairments, if any, could have a material adverse effect to our consolidated financial position or results of operations. See Note 8 “Goodwill and Other Intangible Assets” to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information related to impairment testing for goodwill and other intangible assets and the associated charges taken.
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

Table of Content
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
We have both funded and unfunded pension and other postretirement benefit plans worldwide. As of December 31, 2025, our projected benefit obligations under our pension and other postretirement benefit plans exceeded the fair value of plan assets by $132.5 million (“unfunded status”). Estimates for the amount and timing of the future funding obligations of these benefit plans are based on various assumptions. These assumptions include discount rates, rates of compensation increases, expected long-term rates of return on plan assets and expected healthcare cost trend rates. If our assumptions prove incorrect, our funding obligations may increase, which may have a material adverse effect on our financial results.
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
We have a significant amount of indebtedness. As of December 31, 2025, we had total indebtedness of $4,784.7 million, and we had availability of $2,600 million under each of the Revolving Credit Facility and Commercial Paper Program. Our level of debt could have adverse consequences, including: making it more difficult for us to satisfy our obligations with respect to our debt; limiting our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions, or other general corporate requirements; requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions and other general corporate purposes; increasing our vulnerability to adverse changes in general economic, industry and competitive conditions; exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Revolving Credit Facility and portions of our Senior Notes which have been swapped to variable rates of interest; limiting our flexibility in planning for and reacting to changes in the industries in which we compete; placing us at a disadvantage compared to other, less leveraged competitors; increasing our cost of borrowing; and hampering our ability to execute on our growth strategy. For a complete description of the Company’s debt and definitions of capitalized terms used in this section, see Note 11 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K.
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

Table of Content
implement any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.
If we cannot make scheduled payments on our debt, we will be in default and the lenders under the Revolving Credit Facility could terminate their commitments to loan money.
Despite our level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt, including off-balance sheet financing, contractual obligations and general and commercial liabilities. This could further exacerbate the risks to our financial condition.
We and our subsidiaries may be able to incur significant additional indebtedness in the future, including off-balance sheet financings, contractual obligations and general and commercial liabilities. Although the credit agreement governing the Revolving Credit Facility contains restrictions on the incurrence of certain additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. For example, we can increase the borrowing availability under the Revolving Credit Facility by up to $1,000.0 million in the form of additional commitments in compliance with the Revolving Credit Facility. If new debt is added to our current debt levels, the related risks that we now face could intensify. For a complete description of the Company’s credit facilities and definitions of capitalized terms used in this section, see Note 11 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K.
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
If the syndicate of financial institutions which are parties to our Revolving Credit Facility (as defined herein) fail to extend credit under our Revolving Credit Facility, our liquidity and results of operations may be adversely affected.
We have access to capital through our Revolving Credit Facility. Each financial institution which is part of the syndicate for our Revolving Credit Facility is responsible on a several, but not joint, basis for providing a portion of the loans to be made under our facility. If any participant or group of participants with a significant portion of the commitments in our Revolving Credit Facility fails to satisfy its or their respective obligations to extend credit under the facility and we are unable to find a replacement for such participant or participants on a timely basis (if at all), our liquidity may be adversely affected.
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
Our cybersecurity program is overseen by the Company’s Chief Information Security Officer (“CISO”) and is designed to protect and preserve the confidentiality, integrity and availability of our information technology assets. Risks and controls are monitored by the CISO and CIO and their evaluation of our overall program drives the nature and scope of our cybersecurity investments. Our CISO reports directly to the CIO and has over 25 years of cyber security experience, including cyber leadership roles at various companies. The CISO reports to the Audit Committee on the effectiveness of the Company’s cybersecurity program controls aligned to the NIST CSF framework. We periodically engage external subject matter experts who provide independent qualitative and quantitative assessments of the cybersecurity program maturity and response

Table of Content
readiness. We also use processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party technology and systems. In addition, the Company leverages a monthly cybersecurity awareness training program for all employees that is further reinforced through frequent phishing simulations.
Quarterly updates are provided by the CISO to the Cybersecurity Governance Committee regarding the effectiveness of cybersecurity program and its ability to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. Cross functional senior management comprise our Cybersecurity Governance Committee, which is responsible for monitoring and coordinating enterprise cybersecurity policy and strategy, and for providing guidance to key management and oversight bodies. Our cybersecurity program includes a risk-based incident response plan that provides a documented framework for handling incidents including coordination across multiple parts of the Company.
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

	Type of Significant Property
	Manufacturing	Sales, Service and Warehouse	Total
Industrial Technologies and Services
Americas	16	35	51
EMEIA(1)	20	40	60
APAC(2)	7	11	18
Industrial Technologies and Services Total	43	86	129

Precision and Science Technologies
Americas	14	9	23
EMEIA(1)	11	3	14
APAC(2)	3	3	6
Precision and Science Technologies Total	28	15	43

Total (All Segments)
Americas	30	44	74
EMEIA(1)	31	43	74
APAC(2)	10	14	24
Company Total	71	101	172
(1)Europe, Middle East, India and Africa (“EMEIA”)
(2)Asia Pacific (“APAC”)
Of the 172 significant properties included in the above table, 120 of the properties are leased and 52 of the properties are owned. We believe that our properties, taken as a whole, are in good operating condition and are suitable for our business operations.
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

Table of Content
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

Table of Content
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Stock, $0.01 par value per share, trades on the New York Stock Exchange (“NYSE”) under the symbol “IR.” As of January 31, 2026, there were 1,946 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers, and other financial institutions.
Dividend Policy
We declared and paid dividends of $0.08 per share to the holders of our common stock in each of the years ended December 31, 2025 and 2024. Any future dividends will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions contained in current or future financing instruments and other factors that our board of directors deem relevant.
Company Purchases of Common Stock
The following table contains detail related to the repurchase of our common stock based on the date of trade during the quarter ended December 31, 2025.

2025 Fourth Quarter Months	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1, 2025 - October 31, 2025	—	$—	—	$1,300,226,508
November 1, 2025 - November 30, 2025	3,430,348	$77.18	3,429,974	$1,035,579,896
December 1, 2025 - December 31, 2025	627,785	$79.66	627,697	$985,587,408
	4,058,133		4,057,671
(1)Includes shares of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of certain restricted stock units, comprised of 374 shares in the period from November 1, 2025 to November 30, 2025 and 88 shares in the period from December 1, 2025 to December 31, 2025.
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

Table of Content
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
These attributes, along with over 165 years of engineering heritage, generate strong brand loyalty for our products and foster long-standing customer relationships, which we believe have resulted in leading market positions within each of our operating segments. We have sales in all major geographic markets and our diverse customer base utilizes our products across a wide array of end-markets that have favorable near- and long-term growth prospects, including industrial manufacturing, clean energy, transportation, medical and laboratory sciences, food and beverage packaging and chemical processing.
Our products and services are critical to the processes and systems in which they are utilized, which are often complex and function in harsh conditions where the cost of failure or downtime is high. However, our products and services typically represent only a small portion of the costs of the overall systems or functions that they support. As a result, our customers place a high value on our application expertise, product reliability and the responsiveness of our service. To support our customers and market presence, we maintain significant global scale with over 60 key manufacturing facilities, and over 50 complementary service and repair centers across six continents and over 21,000 employees worldwide as of December 31, 2025.
The process-critical nature of our product applications, coupled with the standard wear and tear replacement cycles associated with the usage of our products, generates opportunities to support customers with our broad portfolio of aftermarket parts, consumables and services. Customers place a high value on minimizing any time their operations are offline. As a result, the availability of replacement parts, consumables and our repair and support services are key components of our value proposition. Our large installed base of products provides a recurring revenue stream through our aftermarket parts, consumables and services offerings. As a result, our aftermarket revenue is significant, representing 36.5% of total Company revenue in 2025.
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

Table of Content
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
Foreign Currency Fluctuations
A significant portion of our revenues, 54% for the year ended December 31, 2025, was denominated in currencies other than the U.S. dollar. Because much of our manufacturing facilities and labor force costs are outside of the United States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.
Factors Affecting the Comparability of our Results of Operations
Certain factors affecting the comparability of our current and historical results of operations are summarized below.

Table of Content
Acquisitions
Part of our strategy for growth is to acquire complementary businesses that provide access to new technologies or geographies or expand our offerings. While acquisitions, as discussed further in Note 3, are not individually significant or significant in the aggregate, they may be relevant when comparing our results from period to period.
See Note 3 “Acquisitions” to our audited consolidated financial statements included elsewhere in this Form 10-K for further discussion of these acquisitions.
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

Table of Content
This section discusses our results of operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024. For a discussion and analysis of the year ended December 31, 2024, compared to the same in 2023, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 19, 2025.
Consolidated Results of Operations for the Years Ended December 31, 2025 and 2024

	Year Ended December 31,
(In millions, except percentages)	2025	2024
Consolidated Statements of Operations
Revenues	$7,650.9	$7,235.0
Cost of sales	4,314.6	4,065.0
Gross Profit	3,336.3	3,170.0
Selling and administrative expenses	1,439.3	1,344.4
Amortization of intangible assets	387.5	373.0
Impairment of goodwill	229.7	—
Impairment of other intangible assets	43.7	13.9
Other operating expense, net	91.5	138.6
Operating Income	1,144.6	1,300.1
Interest expense	253.9	213.2
Loss on extinguishment of debt	—	3.0
Other income, net	(44.6)	(48.9)
Income Before Income Taxes	935.3	1,132.8
Provision for income taxes	219.4	262.5
Loss on equity method investments	(127.1)	(24.0)
Net Income	588.8	846.3
Less: Net income attributable to noncontrolling interests	7.4	7.7
Net Income Attributable to Ingersoll Rand Inc.	$581.4	$838.6

Percentage of Revenues
Gross Profit	43.6%	43.8%
Selling and administrative expenses	18.8%	18.6%
Operating Income	15.0%	18.0%
Net Income	7.7%	11.7%
Adjusted EBITDA(1)	27.4%	27.9%

Other Financial Data
Adjusted EBITDA(1)	$2,093.8	$2,018.1
Adjusted net income(1)	1,348.1	1,349.3
Cash flows - operating activities	1,355.7	1,396.7
Cash flows - investing activities	(660.6)	(3,107.7)
Cash flows - financing activities	(1,053.8)	1,707.5
Free cash flow(1)	1,220.1	1,247.6
(1)See “Non-GAAP Financial Measures” below for a reconciliation to the most directly comparable GAAP measure.
Revenues
Revenues for 2025 were $7,650.9 million, an increase of $415.9 million, or 5.7%, compared to $7,235.0 million in 2024. The increase in revenues was primarily due to acquisitions of $419.9 million and the favorable impact of foreign currencies of $92.0 million, partially offset by lower organic revenues of $96.0 million. The percentage of consolidated revenues derived from aftermarket parts and services was 36.5% in 2025 compared to 36.4% in 2024.

Table of Content
Gross Profit
Gross profit in 2025 was $3,336.3 million, an increase of $166.3 million, or 5.2%, compared to $3,170.0 million in 2024, and as a percentage of revenues was 43.6% in 2025 and 43.8% in 2024. The increase in gross profit is primarily due to acquisitions discussed above. The decrease in gross profit as a percentage of revenues is primarily due to unfavorable cost leverage on lower organic volumes and tariff related pricing targeted to offset tariff cost increases one for one.
Selling and Administrative Expenses
Selling and administrative expenses were $1,439.3 million in 2025, an increase of $94.9 million, or 7.1%, compared to $1,344.4 million in 2024. The increase in selling and administrative expenses was mainly from businesses acquired throughout 2024 and in 2025, partially offset by lower incentive compensation expense. Selling and administrative expenses as a percentage of revenues was 18.8% in 2025 and 18.6% in 2024.
Amortization of Intangible Assets
Amortization of intangible assets was $387.5 million in 2025, an increase of $14.5 million compared to $373.0 million in 2024. The increase was primarily attributable to amortization of intangible assets recognized for acquisitions completed throughout 2024 and 2025 and amortization related to certain tradenames that were determined to no longer have indefinite lives during the period, partially offset by certain intangible assets becoming fully amortized during the period. See Note 8 “Goodwill and Other Intangible Assets” to our audited consolidated financial statements included elsewhere in this Form 10-K for further details.
Impairment of Goodwill
In the second quarter of 2025, the Company recognized non-cash impairments of goodwill of $229.7 million related to the Company’s Biopharma and Aerospace & Defense reporting units within the Precision and Science Technologies segment. See Note 8 “Goodwill and Other Intangible Assets” to our audited consolidated financial statements included elsewhere in this Form 10-K for further details.
Impairment of Other Intangible Assets
Impairment of other intangible assets was $43.7 million in 2025. In the second quarter of 2025, $36.1 million was recorded to impair a recently acquired indefinite lived tradename within the Precision and Science Technologies segment. In the fourth quarter of 2025, $7.6 million was recorded to impair a tradename that was rationalized and rebranded within the Industrial Technologies and Services segment. See Note 8 “Goodwill and Other Intangible Assets” to our audited consolidated financial statements included elsewhere in this Form 10-K for further details.
Impairment of other intangible assets was $13.9 million in 2024 due to the Company’s decision to rationalize a business within the Precision and Science Technologies segment. See Note 8 “Goodwill and Other Intangible Assets” to our audited consolidated financial statements included elsewhere in this Form 10-K for further details.
Other Operating Expense, Net
Other operating expense, net was $91.5 million in 2025, a decrease of $47.1 million compared to $138.6 million in 2024. The decrease was primarily due to the loss on asbestos sale of $58.8 million in the 2024 period and lower acquisition and other transaction related expenses of $25.1 million, partially offset by higher restructuring charges of $20.2 million and higher foreign currency transaction losses, net of $15.4 million.
Interest Expense
Interest expense was $253.9 million in 2025, an increase of $40.7 million, compared to $213.2 million in 2024. The increase was primarily due to an increase in long term debt, partially offset by the interest rate derivative contracts discussed in Note 19 “Hedging Activities, Derivative Instruments and Credit Risk” to our audited consolidated financial statements included elsewhere in this Form 10-K. The weighted average interest rate, including the impact of the interest rate derivative contracts, was approximately 5.0% in 2025 and 5.3% in 2024.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $3.0 million in 2024, which was related to the payoff of the Dollar Term Loan B and Dollar Term Loan. See Note 11 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K for further details.

Table of Content
Other Income, Net
Other income, net, was $44.6 million in 2025, a decrease of $4.3 million compared to $48.9 million in 2024. The decrease was primarily due to a decrease in interest income from holdings of cash and cash equivalents.
Provision (Benefit) for Income Taxes
The provision for income taxes was $219.4 million resulting in a 23.5% effective tax rate in 2025 compared to a provision for income taxes of $262.5 million resulting in a 23.2% effective tax provision rate in 2024. The decrease in the provision for income taxes and increase in the effective income tax provision rate in 2025 when compared to 2024 is primarily due to nondeductible impairment of goodwill, tradenames, and equity investment and a lower benefit from a windfall tax deduction in the 2025 period compared to the 2024 period.
Net Income
Net income was $588.8 million in 2025, a decrease of $257.5 million compared to $846.3 million in 2024, primarily due to impairments of goodwill and other intangible assets and the impairment of an equity method investment in the second quarter of 2025. See Note 8 “Goodwill and Other Intangible Assets” and Note 25 “Equity Method Investment” to our audited consolidated financial statements included elsewhere in this Form 10-K for further details.
Adjusted EBITDA
Adjusted EBITDA increased $75.7 million to $2,093.8 million in 2025 compared to $2,018.1 million in 2024. Adjusted EBITDA as a percentage of revenues decreased 50 basis points to 27.4% in 2025 from 27.9% in 2024. The increase in Adjusted EBITDA was primarily due to acquisitions of $92.5 million and the favorable impact of foreign currencies of $25.6 million, partially offset by lower organic gross profit of $35.1 million and higher selling and administrative costs of $3.6 million. The decrease in Adjusted EBITDA as a percentage of revenues is primarily attributable to input cost inflation and product mix.
Adjusted Net Income
Adjusted Net Income decreased $1.2 million to $1,348.1 million in 2025 compared to $1,349.3 million in 2024. The decrease was primarily due to increased Adjusted EBITDA, partially offset by higher interest expense, lower interest income on cash and cash equivalents, and higher income tax provision, as adjusted.
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
The segment measurements provided to, and evaluated by, the Chief Operating Decision Maker (“CODM”) are described in Note 23 “Segment Reporting” to our audited consolidated financial statements included elsewhere in this Form 10-K.
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
Segment Results for Years Ended December 31, 2025 and 2024
The following tables display Segment Orders, Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments.

Table of Content
Industrial Technologies and Services Segment Results

	Years Ended December 31,		Percent Change
(In millions, except percentages)	2025	2024	2025 vs. 2024
Segment Orders	$6,119.6	$5,706.6	7.2%
Segment Revenues	$6,056.4	$5,818.1	4.1%
Segment Adjusted EBITDA	$1,747.9	$1,754.8	(0.4)%
Segment Adjusted EBITDA Margin	28.9%	30.2%	(130) bps
2025 vs. 2024
Segment Orders for 2025 were $6,119.6 million, an increase of $413.0 million, or 7.2%, compared to $5,706.6 million in 2024. The increase in Segment Orders was primarily due to acquisitions of $275.5 million or 4.8%, higher organic orders of $79.9 million or 1.4% and the favorable impact of foreign currencies of $57.6 million or 1.0%.
Segment Revenues for 2025 were $6,056.4 million, an increase of $238.3 million, or 4.1%, compared to $5,818.1 million in 2024. The increase in Segment Revenues was primarily due to acquisitions of $272.9 million or 4.7% and the favorable impact of foreign currencies of $68.8 million or 1.2%, partially offset by lower organic revenues of $103.4 million or 1.8%. The percentage of Segment Revenues derived from aftermarket parts and service was 40.6% in 2025 compared to 39.9% in 2024.
Segment Adjusted EBITDA in 2025 was $1,747.9 million, a decrease of $6.9 million, or 0.4%, from $1,754.8 million in 2024. Segment Adjusted EBITDA Margin decreased 130 bps to 28.9% from 30.2% in 2024. The decrease in Segment Adjusted EBITDA was primarily due to lower organic gross profit of $49.7 million or 2.8% and higher selling and administrative expenses of $31.1 million or 1.8%, partially offset by acquisitions of $54.6 million or 3.1%, and the favorable impact of foreign currencies of $20.3 million or 1.2%.
Precision and Science Technologies Segment Results

	Years Ended December 31,		Percent Change
(In millions, except percentages)	2025	2024	2025 vs. 2024
Segment Orders	$1,596.3	$1,398.9	14.1%
Segment Revenues	$1,594.5	$1,416.9	12.5%
Segment Adjusted EBITDA	$478.0	$418.8	14.1%
Segment Adjusted EBITDA Margin	30.0%	29.6%	40 bps
2025 vs. 2024
Segment Orders for 2025 were $1,596.3 million, an increase of $197.4 million, or 14.1%, compared to $1,398.9 million in 2024. The increase in Segment Orders was primarily due to acquisitions of $148.7 million or 10.6%, higher organic orders of $25.7 million or 1.8%, and the favorable impact of foreign currencies of $23.0 million or 1.6%.
Segment Revenues for 2025 were $1,594.5 million, an increase of $177.6 million, or 12.5%, compared to $1,416.9 million in 2024. The increase in Segment Revenues was primarily due to acquisitions of $147.0 million or 10.4%, the favorable impact of foreign currencies of $23.2 million or 1.6%, and higher organic revenues of $7.4 million or 0.5%. The percentage of Segment Revenues derived from aftermarket parts and service was 20.6% in 2025 compared to 21.6% in 2024.
Segment Adjusted EBITDA in 2025 was $478.0 million, an increase of $59.2 million, or 14.1%, from $418.8 million in 2024. Segment Adjusted EBITDA Margin increased 40 bps to 30.0% from 29.6% in 2024. The increase in Segment Adjusted EBITDA was due primarily to acquisitions of $37.9 million or 9.0%, higher organic gross profit of $11.1 million or 2.7%, the favorable impact of foreign currencies of $7.4 million or 1.8%, and lower selling and administrative expenses of $4.9 million or 1.2%.

Table of Content
Non-GAAP Financial Measures
Set forth below are reconciliations of Net Income to Adjusted EBITDA and Adjusted Net Income and Cash flows from operating activities to Free Cash Flow. For additional information regarding Adjusted EBITDA and Adjusted Net Income, see “How We Assess the Performance of Our Business” above.

	Year Ended December 31,
(In millions)	2025	2024
Net Income	$588.8	$846.3
Plus:
Interest expense	253.9	213.2
Provision for income taxes	219.4	262.5
Depreciation expense(a)	113.8	105.0
Amortization expense(b)	387.5	373.0
Impairment of goodwill and other intangible assets	273.4	13.9
Restructuring and related business transformation costs(c)	51.7	32.3
Acquisition and other transaction related expenses and non-cash charges(d)	26.0	59.8
Stock-based compensation	53.0	58.8
Foreign currency transaction losses, net	18.6	3.2
Loss on equity method investments	127.1	24.0
Loss on extinguishment of debt	—	3.0
Adjustments to LIFO inventories	17.8	6.7
Cybersecurity incident costs(e)	(1.3)	0.5
Loss on asbestos sale	—	58.8
Interest income on cash and cash equivalents	(30.0)	(43.3)
Other adjustments(f)	(5.9)	0.4
Adjusted EBITDA	$2,093.8	$2,018.1
Minus:
Interest expense	$253.9	$213.2
Income tax provision, as adjusted(g)	397.9	385.2
Depreciation expense	113.8	105.0
Amortization of non-acquisition related intangible assets	10.1	8.7
Interest income on cash and cash equivalents	(30.0)	(43.3)
Adjusted Net Income	$1,348.1	$1,349.3

Free Cash Flow from:
Cash flows from operating activities	$1,355.7	$1,396.7
Minus:
Capital expenditures	135.6	149.1
Free Cash Flow	$1,220.1	$1,247.6
(a)Depreciation expense excludes $4.5 million and $4.0 million of depreciation of rental equipment for the years ended December 31, 2025 and 2024, respectively.
(b)Represents $377.4 million and $364.3 million of amortization of intangible assets arising from acquisitions (customer relationships, technology, tradenames and backlog) and $10.1 million and $8.7 million of amortization of non-acquisition related intangible assets, in each case for the years ended December 31, 2025 and 2024, respectively.

Table of Content
(c)Restructuring and related business transformation costs consisted of the following.

	Year Ended December 31,
(In millions)	2025	2024
Restructuring charges	$51.4	$31.2
Facility reorganization, relocation and other costs	0.3	1.1
Total restructuring and related business transformation costs	$51.7	$32.3
(d)Represents costs associated with successful and abandoned acquisitions, including third-party expenses, post-closure integration costs and non-cash charges and credits arising from fair value purchase accounting adjustments.
(e)Represents expected non-recoverable costs associated with a cybersecurity event, net of insurance recoveries.
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
The income tax provision, as adjusted for each of the periods presented below consists of the following.

	Year Ended December 31,
(In millions)	2025	2024
Provision for income taxes	$219.4	$262.5
Tax impact of pre-tax income adjustments	120.5	113.6
Discrete tax items	58.0	9.1
Income tax provision, as adjusted	$397.9	$385.2
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
As of December 31, 2025, we had $2,600.0 million of unused availability under both the Revolving Credit Facility and Commercial Paper Program.
As of December 31, 2025, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.
Liquidity
Our liquidity needs primarily arise from working capital needs for normal operating costs, servicing debt, funding acquisitions and capital expenditures.

	Year Ended December 31,
(In millions)	2025	2024
Cash and cash equivalents	$1,248.8	$1,541.2

Short-term borrowings and current maturities of long-term debt	$1.4	$3.1
Long-term debt	4,783.3	4,754.4
Total debt	$4,784.7	$4,757.5
We can increase the borrowing availability under the Revolving Credit Facility by up to $1,000.0 million in the form of additional commitments on the terms set forth in the Revolving Credit Facility. Our liquidity requirements are significant primarily due to debt service requirements. See Note 11 “Debt” to our audited consolidated financial statements included elsewhere in this Form 10-K for further details.

Table of Content
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
A substantial portion of our cash is in jurisdictions outside the United States. We do not assert ASC 740-30 (formerly APB 23) indefinite reinvestment of our historical non-U.S. earnings or future non-U.S. earnings. The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States. Our deferred income tax liability as of December 31, 2025 is $50.4 million which consists mainly of withholding taxes.
Working Capital

(In millions)	2025	2024
Net Working Capital
Current assets	$4,248.0	$4,163.5
Less: Current liabilities	2,066.3	1,818.9
Net working capital	$2,181.7	$2,344.6

Operating Working Capital
Accounts receivable	$1,518.0	$1,335.4
Plus: Inventories (excluding LIFO)	1,269.9	1,134.2
Plus: Contract assets	163.9	111.2
Less: Accounts payable	996.1	843.6
Less: Contract liabilities	347.2	318.6
Operating working capital	$1,608.5	$1,418.6
Net working capital decreased $162.9 million to $2,181.7 million as of December 31, 2025 from $2,344.6 million as of December 31, 2024. Operating working capital increased $189.9 million to $1,608.5 million as of December 31, 2025 from $1,418.6 million as of December 31, 2024. Operating working capital as of December 31, 2025 was 21.0% of 2025 revenues as compared to 19.6% as of December 31, 2024 as a percentage of 2024 revenues. The increase in operating working capital was primarily due to higher accounts receivable, higher inventories, and higher contract assets, partially offset by higher accounts payable and higher contract liabilities. The increase in accounts receivable was primarily due to the timing of revenues in the quarter and seasonal changes in collection timing. The increase in contract assets was primarily due to the timing of revenue recognition and billing on our overtime contracts. The increase in inventories was primarily due to additions to support channel

Table of Content
access, foreign currency translation, and acquisitions. The increase in accounts payable was primarily due to the timing of vendor cash disbursements. The increase in contract liabilities was primarily due to the timing of customer milestone payments for in-process engineered to order contracts.
Cash Flows
The following table reflects the major categories of cash flows for the years ended December 31, 2025 and 2024, respectively.

(In millions)	2025	2024
Cash flows provided by operating activities	$1,355.7	$1,396.7
Cash flows used in investing activities	(660.6)	(3,107.7)
Cash flows provided by (used in) financing activities	(1,053.8)	1,707.5
Free cash flow (1)	1,220.1	1,247.6
(1)See “Non-GAAP Financial Measures” for a reconciliation to the most directly comparable GAAP measure.
Operating activities
Cash provided by operating activities decreased $41.0 million to $1,355.7 million in 2025 from $1,396.7 million in 2024. This decrease is primarily attributable to an increase in cash used in operating working capital in 2025, compared to 2024, an increase in interest payments for our Senior Notes in 2025 and an increase in pension contributions in 2025, partially offset by an increase in net income excluding non-cash adjustments and lower incentive compensation.
Operating working capital used cash of $73.4 million in 2025 compared to using cash of $23.5 million in 2024. Changes in account receivables used cash of $59.1 million in 2025 compared to using cash of $45.1 million in 2024. Changes in contract assets used cash of $43.7 million in 2025 compared to using cash of $4.8 million in 2024. Changes in inventory used cash of $26.1 million in 2025 compared to generating cash of $39.8 million in 2024. Changes in accounts payable generated cash of $78.7 million in 2025 compared to generating cash of $13.3 million in 2024. Changes in contract liabilities used cash of $23.2 million in 2025 compared to using cash of $26.7 million in 2024.
Investing activities
Cash flows used in investing activities included capital expenditures of $135.6 million (1.8% of consolidated revenues) and $149.1 million (2.1% of consolidated revenues) in 2025 and 2024, respectively. We expect capital expenditures will be approximately 2% of consolidated revenues in 2026. Net cash paid in acquisitions was $525.0 million and $2,958.7 million in 2025 and 2024, respectively. Net proceeds from the disposal of property, plant and equipment were $6.1 million in 2024.
Financing activities
Cash used in financing activities of $1,053.8 million in 2025 is primarily due to purchases of treasury stock of $1,018.0 million, cash dividends on common stock of $31.8 million, and payments of deferred and contingent acquisition consideration of $8.0 million, partially offset by proceeds from stock option exercises of $15.3 million.
Cash provided by financing activities of $1,707.5 million in 2024 is primarily due to net proceeds from long-term debt of $2,054.2 million and proceeds from stock option exercises of $32.2 million, partially offset by purchases of treasury stock of $260.7 million, cash dividends on common stock of $32.3 million, payments of debt issuance costs of $32.3 million, payments of deferred and contingent acquisition consideration of $23.4 million, and payments to settle cross-currency swaps of $19.9 million.
Free cash flow
Free cash flow decreased $27.5 million to $1,220.1 million in 2025 from $1,247.6 million in 2024 primarily due to the decrease in cash provided by operating activities of $41.0 million discussed above, partially offset by the decrease in capital expenditures of $13.5 million.
Purchase Obligations
Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. As of December 31, 2025, the Company had purchase obligations of $830.9 million, with $756.4 million payable in the next 12 months. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated as of December 31, 2025. For this reason, these amounts will not provide a complete and reliable indicator of our expected future cash outflows.

Table of Content
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
Significant judgment is required in estimating the fair value of identifiable intangible assets and in assigning their respective useful lives. The fair value estimates are based on historical information and on future expectations and assumptions deemed reasonable by management, but which are inherently uncertain. See Note 3 “Acquisitions” to our audited consolidated financial statements included elsewhere in this Form 10-K for further information regarding the fair value determination of each of the classes of identifiable intangible assets. Determining the useful life of an intangible asset also requires judgment. Certain intangibles are expected to have indefinite lives while certain other identifiable intangible assets have determinable lives. The useful lives of identifiable intangibles with determinable useful lives are based on a variety of factors, including but not limited to, the competitive environment, product cycles, order life cycles, historical customer attrition rates, market share, operating plans and the macroeconomic environment. The costs of determinable-lived intangible assets are amortized to expense over the estimated useful life.
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
Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our 2025 reporting unit valuations ranged from 8.0% to 10.0% and terminal growth rates ranged from 2.5% to 3.5%.

Table of Content
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
We performed our annual impairment test during the fourth quarter and no additional goodwill impairments were recorded. The Life Sciences reporting unit, which was created by the second quarter organizational changes discussed above and includes the historical Biopharma and Aerospace & Defense reporting units, had a cushion of 30%. The cushion of all other reporting units was at least 85%. Changes in forecast estimates or the application of alternative assumptions could produce significantly different results. The discount rates (8.0% to 10.0%), terminal growth rates (2.5% to 3.5%), and EBITDA multiples are the most sensitive assumptions. A material non-cash impairment of goodwill could result from a number of circumstances, including different assumptions used in determining the fair value of these reporting units or changes to customer spending priorities.
We test intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow valuation referred to as the relief from royalty method. We estimated forecasted revenues for a period of five years with discount rates ranging from 8.5% to 10.5%, terminal growth rates of 2.5% to 3.5%, and royalty rates ranging from 0.5% to 4.0%.
During the second quarter of 2025, due to the reduction in the forecast for Aerospace & Defense and the increase in discount rates, the Company quantitatively tested the relevant indefinite lived tradename for impairment which resulted in a non-cash charge of $36.1 million, within the Precision and Science Technologies segment.
During the fourth quarter of 2025, the Company retired a tradename and rebranded a business within the Industrial Technologies and Services segment. As a result, the Company recognized an impairment of $7.6 million to reduce the carrying value of the retired tradename.
We performed our annual impairment test during the fourth quarter and no additional impairments were recorded. Changes in forecasted revenues or any of the other assumptions mentioned above could result in a material non-cash impairment charge in a future period.
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

Table of Content
deemed tangible income return, which is currently defined as the excess of (1) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.
Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company has determined that it will follow the period cost method (option 1 above). The Company recorded a tax expense of $13.0 million in 2025 for the GILTI provisions of the Tax Act.
Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. Amounts recorded for deferred tax assets related to tax attribute carryforwards, net of valuation allowances, were $42.9 million and $43.0 million as of December 31, 2025 and 2024, respectively, with the decrease due to the utilization of attributes in the current year.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We manage our debt centrally, considering tax consequences and our overall financings strategies. Our exposure to interest rate risk results primarily from our fixed rate to floating rate swap contracts which are used to adjust the relative fixed rate versus floating rate proportions of our debt portfolio. As of December 31, 2025, we had no variable rate debt outstanding.
At times we use interest rate swaps and interest rate caps to offset or mitigate our exposure to interest rate movements. The outstanding interest rate swaps qualify and are designated as fair value hedges. As of December 31, 2025, we were a variable rate payer on nine interest rate swap contracts that effectively convert a total of $1,000.0 million of the Company’s fixed rate borrowings to variable rate borrowings. See Note 19 “Hedging Activities, Derivative Instruments and Credit Risk” to our audited consolidated financial statements included elsewhere in this Form 10-K.

Table of Content
The following table presents the annualized impact of hypothetical changes in market interest rates across the yield curve by 100 basis points, including the effect of our interest rate swaps for the years ended December 31, 2025 and 2024 on our interest expense.

(In millions)	2025	2024
Increase (decrease) in market interest rates
100 basis points	$10.0	$7.5
(100) basis points	(10.0)	(7.5)
Foreign Currency Risk
We are exposed to foreign currency risks that arise from our global business operations. Changes in foreign currency exchange rates affect the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a subsidiary’s functional currency. In 2025, the relative weakening of the U.S. dollar against foreign currencies had a favorable impact on our revenues and results of operations. In 2024 the relative strengthening of the U.S. dollar against foreign currencies had an unfavorable impact on our revenues and results of operations. While future changes in foreign currency exchange rates are difficult to predict, our revenues and earnings may be adversely affected if the U.S. dollar strengthens against foreign currencies.
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
The table below presents the percentage of revenues and gross profit by functional currency for the years ended December 31, 2025 and 2024.

	U.S. Dollar	Euro	Chinese Renminbi	British Pound	Other
Year Ended December 31, 2025
Revenues	46%	25%	10%	4%	15%
Gross profit	48%	26%	11%	3%	12%

Year Ended December 31, 2024
Revenues	45%	27%	11%	4%	13%
Gross profit	46%	28%	12%	3%	11%
We utilize foreign currency denominated debt obligations and/or cross currency interest rate swaps designated as net investment hedges from time to time to selectively hedge portions of our investment in non-U.S. subsidiaries. The currency effects of the designated debt obligations and cross currency interest rate swaps are reflected in accumulated other comprehensive income within our stockholders’ equity, where they partially offset the currency translation effects of our investments in non-U.S. subsidiaries, which in turn partially offset gains and losses recorded on our net investments globally. These currency translation effects and offsetting impacts of our derivatives for the years ended December 31, 2025 and 2024 are summarized in Note 14 “Accumulated Other Comprehensive Income (Loss)” to our audited consolidated financial statements included elsewhere in this Form 10-K.
We also enter into foreign currency forward contracts to manage the risk arising from transaction gains and losses associated with intercompany loans with foreign subsidiaries. Our foreign currency forward contracts are typically short-term and are rolled forward as necessary upon settlement. As of December 31, 2025, we were party to ten foreign currency forward contracts, all of which are carried on our balance sheet at fair value. See Note 19 “Hedging Activities, Derivative Instruments and Credit Risk” to our audited consolidated financial statements included elsewhere in this Form 10-K.

Table of Content
The table below presents, for the year ended December 31, 2025, the hypothetical change from the effect of a 10% appreciation in the average exchange rate of the U.S. dollar relative to the principal foreign currencies in which our revenues and gross profit are denominated.

	Year Ended December 31, 2025
(In millions)	Euro	Chinese Renminbi	British Pound
Revenues	$194.4	$78.4	$28.8
Gross profit	87.9	35.6	9.6

Table of Content
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	For the Years Ended December 31,
	2025	2024	2023
Revenues	$7,650.9	$7,235.0	$6,876.1
Cost of sales	4,314.6	4,065.0	3,993.9
Gross Profit	3,336.3	3,170.0	2,882.2
Selling and administrative expenses	1,439.3	1,344.4	1,272.7
Amortization of intangible assets	387.5	373.0	367.5
Impairment of goodwill	229.7	—	—
Impairment of other intangible assets	43.7	13.9	—
Other operating expense, net	91.5	138.6	77.7
Operating Income	1,144.6	1,300.1	1,164.3
Interest expense	253.9	213.2	156.7
Loss on extinguishment of debt	—	3.0	13.5
Other income, net	(44.6)	(48.9)	(37.0)
Income Before Income Taxes	935.3	1,132.8	1,031.1
Provision for income taxes	219.4	262.5	240.0
Loss on equity method investments	(127.1)	(24.0)	(6.0)
Net Income	588.8	846.3	785.1
Less: Net income attributable to noncontrolling interests	7.4	7.7	6.4
Net Income Attributable to Ingersoll Rand Inc.	$581.4	$838.6	$778.7

Basic earnings per share	1.46	2.08	1.92
Diluted earnings per share	1.45	2.06	1.90
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2025	2024	2023
Comprehensive Income Attributable to Ingersoll Rand Inc.
Net income attributable to Ingersoll Rand Inc.	$581.4	$838.6	$778.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	330.5	(231.6)	34.8
Unrecognized loss on cash flow hedges	(5.8)	(9.1)	(3.8)
Pension and other postretirement prior service cost and gain (loss), net	(4.5)	(0.2)	(6.9)
Other comprehensive income (loss), net of tax	320.2	(240.9)	24.1
Comprehensive income attributable to Ingersoll Rand Inc.	$901.6	$597.7	$802.8
Comprehensive Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$7.4	$7.7	$6.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	(2.4)	2.7	1.7
Total other comprehensive income (loss), net of tax	(2.4)	2.7	1.7
Comprehensive income attributable to noncontrolling interests	$5.0	$10.4	$8.1
Total Comprehensive Income	$906.6	$608.1	$810.9
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$1,248.8	$1,541.2
Accounts receivable, net of allowance for credit losses of $66.8 and $57.3, respectively	1,518.0	1,335.4
Inventories	1,172.9	1,055.0
Other current assets	308.3	231.9
Total current assets	4,248.0	4,163.5
Property, plant and equipment, net of accumulated depreciation of $689.6 and $567.5, respectively	930.3	842.1
Goodwill	8,484.1	8,148.1
Other intangible assets, net	4,240.3	4,372.8
Deferred tax assets	38.7	26.1
Other assets	355.8	457.2
Total assets	$18,297.2	$18,009.8
Liabilities and Equity
Current liabilities
Short-term borrowings and current maturities of long-term debt	$1.4	$3.1
Accounts payable	996.1	843.6
Accrued liabilities	1,068.8	972.2
Total current liabilities	2,066.3	1,818.9
Long-term debt, less current maturities	4,783.3	4,754.4
Pensions and other postretirement benefits	134.2	139.3
Deferred income tax liabilities	696.9	757.6
Other liabilities	462.5	294.3
Total liabilities	8,143.2	7,764.5
Commitments and contingencies (Note 21)
Stockholders’ equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 431,753,302 and 430,745,964 shares issued as of December 31, 2025 and 2024, respectively	4.3	4.3
Capital in excess of par value	9,699.9	9,633.6
Retained earnings	3,053.1	2,503.5
Accumulated other comprehensive loss	(148.3)	(468.5)
Treasury stock at cost; 40,631,613 and 27,865,885 shares as of December 31, 2025 and 2024, respectively	(2,519.2)	(1,493.9)
Total Ingersoll Rand Inc. stockholders’ equity	10,089.8	10,179.0
Noncontrolling interests	64.2	66.3
Total equity	10,154.0	10,245.3
Total liabilities and equity	$18,297.2	$18,009.8
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at December 31, 2022	426.3	$4.3	$9,476.8	$950.9	$(251.7)	$(984.5)	$9,195.8	$61.4	$9,257.2
Net income	—	—	—	778.7	—	—	778.7	6.4	785.1
Dividends declared	—	—	—	(32.4)	—	—	(32.4)	—	(32.4)
Issuance of common stock for stock-based compensation plans	2.3	—	27.8	—	—	—	27.8	—	27.8
Purchases of treasury stock	—	—	—	—	—	(264.1)	(264.1)	—	(264.1)
Issuance of treasury stock for stock-based compensation plans	—	—	(4.9)	—	—	7.7	2.8	—	2.8
Stock-based compensation	—	—	51.1	—	—	—	51.1	—	51.1
Other comprehensive income, net of tax	—	—	—	—	24.1	—	24.1	1.7	25.8
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(6.6)	(6.6)
Balance at December 31, 2023	428.6	$4.3	$9,550.8	$1,697.2	$(227.6)	$(1,240.9)	$9,783.8	$62.9	$9,846.7
Net income	—	—	—	838.6	—	—	838.6	7.7	846.3
Dividends declared	—	—	—	(32.3)	—	—	(32.3)	—	(32.3)
Issuance of common stock for stock-based compensation plans	2.1	—	30.1	—	—	—	30.1	—	30.1
Purchases of treasury stock	—	—	—	—	—	(261.2)	(261.2)	—	(261.2)
Issuance of treasury stock for stock-based compensation plans	—	—	(6.1)	—	—	8.2	2.1	—	2.1
Stock-based compensation	—	—	58.8	—	—	—	58.8	—	58.8
Other comprehensive income (loss), net of tax	—	—	—	—	(240.9)	—	(240.9)	2.7	(238.2)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(7.0)	(7.0)
Balance at December 31, 2024	430.7	$4.3	$9,633.6	$2,503.5	$(468.5)	$(1,493.9)	$10,179.0	$66.3	$10,245.3
Net income	—	—	—	581.4	—	—	581.4	7.4	588.8
Dividends declared	—	—	—	(31.8)	—	—	(31.8)	—	(31.8)
Issuance of common stock for stock-based compensation plans	1.1	—	14.9	—	—	—	14.9	—	14.9
Purchases of treasury stock	—	—	—	—	—	(1,027.3)	(1,027.3)	—	(1,027.3)
Issuance of treasury stock for stock-based compensation plans	—	—	(1.6)	—	—	2.0	0.4	—	0.4
Stock-based compensation	—	—	53.0	—	—	—	53.0	—	53.0
Other comprehensive income (loss), net of tax	—	—	—	—	320.2	—	320.2	(2.4)	317.8
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(7.1)	(7.1)
Balance at December 31, 2025	431.8	$4.3	$9,699.9	$3,053.1	$(148.3)	$(2,519.2)	$10,089.8	$64.2	$10,154.0
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
INGERSOLL RAND INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities
Net income	$588.8	$846.3	$785.1
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	387.5	373.0	367.5
Depreciation	118.3	109.0	91.6
Impairment of goodwill and other intangible assets	273.4	13.9	—
Non-cash restructuring charges	—	1.6	2.7
Stock-based compensation expense	53.0	58.8	51.9
Loss on equity method investments	127.1	24.0	6.0
Foreign currency transaction losses, net	18.6	3.2	5.1
Non-cash adjustments to carrying value of LIFO inventories	17.8	6.7	12.0
Loss on extinguishment of debt	—	3.0	13.5
Loss on sale of asbestos-related assets and liabilities	—	33.7	—
Deferred income taxes	(79.4)	(33.1)	(76.9)
Other non-cash adjustments	9.9	7.7	8.3
Changes in assets and liabilities:
Receivables	(59.1)	(45.1)	(48.6)
Inventories	(26.1)	39.8	117.3
Accounts payable	78.7	13.3	(23.9)
Accrued liabilities	(35.3)	(34.5)	94.8
Other assets and liabilities, net	(117.5)	(24.6)	(29.0)
Net cash provided by operating activities	1,355.7	1,396.7	1,377.4
Cash Flows From Investing Activities
Capital expenditures	(135.6)	(149.1)	(105.4)
Net cash paid in acquisitions	(525.0)	(2,958.7)	(963.0)
Disposals of property, plant and equipment	—	6.1	7.6
Other investing	—	(6.0)	0.3
Net cash used in investing activities	(660.6)	(3,107.7)	(1,060.5)
Cash Flows From Financing Activities
Principal payments on long-term debt	—	(1,242.7)	(1,518.0)
Proceeds from long-term debt	—	3,296.9	1,490.4
Purchases of treasury stock	(1,018.0)	(260.7)	(263.0)
Cash dividends on common stock	(31.8)	(32.3)	(32.4)
Proceeds from stock option exercises	15.3	32.2	30.3
Payments to settle cross-currency swaps	—	(19.9)	—
Payments of deferred and contingent acquisition consideration	(8.0)	(23.4)	(17.5)
Payments of debt issuance costs	—	(32.3)	(18.5)
Other financing	(11.3)	(10.3)	(8.8)
Net cash provided by (used in) financing activities	(1,053.8)	1,707.5	(337.5)
Effect of exchange rate changes on cash and cash equivalents	66.3	(50.8)	3.1
Net decrease in cash and cash equivalents	(292.4)	(54.3)	(17.5)
Cash and cash equivalents, beginning of year	1,541.2	1,595.5	1,613.0
Cash and cash equivalents, end of year	$1,248.8	$1,541.2	$1,595.5

	For the Years Ended December 31,
	2025	2024	2023
Supplemental Cash Flow Information
Cash paid for income taxes, net of refunds	$269.3	$276.7	$302.0
Cash paid for interest, net of interest rate derivative settlements	249.0	209.0	100.5
The accompanying notes are an integral part of these consolidated financial statements.

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

Table of Content
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
Cash and Cash Equivalents
Cash and cash equivalents are highly liquid investments primarily consisting of demand deposits and have original maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value. As of December 31, 2025 and 2024, cash of $8.1 million and $10.5 million, respectively, was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments on behalf of the Company.
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

Table of Content
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
The Company tests intangible assets with indefinite lives annually for impairment and whenever events or changes in circumstances indicate that the carrying value may not be recoverable, using a relief from royalty discounted cash flow fair value model. The quantitative impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The relief from royalty method requires the Company to estimate forecasted revenues and determine appropriate discount rates, royalty rates, and terminal growth rates.
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

Table of Content
Pension and Other Postretirement Benefits
The Company sponsors a number of pension plans and other postretirement benefit plans worldwide. The calculation of the pension and other postretirement benefit obligations and net periodic benefit cost under these plans requires the use of actuarial valuation methods and assumptions. These assumptions include the discount rates used to value the projected benefit obligations, future rate of compensation increases, expected rates of return on plan assets and expected healthcare cost trend rates. The discount rates selected to measure the present value of the Company’s benefit obligations as of December 31, 2025 and 2024 were derived by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under the plans. In accordance with GAAP, actual results that differ from the Company’s assumptions are recorded in accumulated other comprehensive income (loss) and amortized through net periodic benefit cost over future periods. While management believes that the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement benefit obligations and future net periodic benefit cost.
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
Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company has determined that it will follow the period cost method (option 1 above). The Company recorded a tax expense of $13.0 million in 2025 for the GILTI provisions of the Tax Act.
Research and Development
For the years ended December 31, 2025, 2024 and 2023, the Company spent $114.3 million, $116.6 million, and $108.2 million, respectively, on research activities relating to the development of new products and new product applications. All such expenditures were funded by the Company, expensed as incurred and recorded to “Selling and administrative expenses” in the Consolidated Statements of Operations.
Derivative Financial Instruments
All derivative financial instruments are reported on the balance sheet at fair value. For derivative instruments that are not designated as hedges, any gain or loss on the derivatives is recognized in earnings in the current period. A derivative instrument

Table of Content
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

Table of Content
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
Note 2:    New Accounting Standards
Recently Adopted Accounting Standard Updates (“ASU”)
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update are effective for annual periods beginning after December 15, 2024. The amendments in this update were applied prospectively. The adoption has modified our disclosures but has not had a material effect on our consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segments expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments in this update were applied retrospectively to all prior periods presented in the financial statements. The segment expense categories and amounts disclosed in the prior periods were based on the significant segment expense categories identified and disclosed in Note 23 “Segment Reporting.” The adoption has modified our disclosures but has not had a material effect on our consolidated financial statements.
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

Table of Content
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which more closely aligns hedge accounting with the economics of an entity’s risk management activities to better reflect those strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. The amendment is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s consolidated financial statements and related disclosures.
Note 3:    Acquisitions
2025 Acquisitions
On February 3, 2025, the Company completed the acquisition of SSI Aeration, Inc. (“SSI”) for cash consideration of $97.8 million. The business is a manufacturer of wastewater treatment plant equipment. The acquisition will enable Ingersoll Rand to combine several technologies like low pressure compressors with SSI’s aeration offerings to provide a comprehensive, end-to-end solution. SSI has been reported within the Industrial Technologies and Services segment.
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
On June 3, 2025, the Company completed the acquisition of Lead Fluid (Baoding) Intelligent Equipment Manufacturing Co., Ltd. (“Lead Fluid”) for cash consideration of $18.0 million and contingent consideration of up to approximately $4.2 million. The business designs and manufactures fluid-handling products, including peristaltic pumps, syringe pumps, gear pumps, and pump heads, used for life science applications. Lead Fluid has been reported within the Precision and Science Technologies segment.
On July 1, 2025, the Company completed the acquisition of Termomeccanica Industrial Compressors S.p.A. (“TMIC”) and its subsidiary Adicomp S.p.A. (“Adicomp”) (collectively “TMIC/Adicomp”) for cash consideration of $193.2 million. TMIC is an international leader in the design and production of air and gas compressors and its subsidiary Adicomp provides engineered-to-order solutions in the renewable natural gas industry. TMIC/Adicomp has been reported within the Industrial Technologies and Services segment. The goodwill arising from the acquisition is primarily attributable to revenue and cost synergies, anticipated growth of new and existing customers, and the assembled workforce. Substantially all of this goodwill is not expected to be deductible for tax purposes.

Table of Content
On August 4, 2025, the Company completed the acquisition of Dave Barry Plastics Ltd. (“Dave Barry Plastics”) for cash consideration of $26.9 million and contingent consideration of up to approximately $8.2 million. Dave Barry Plastics designs and manufactures plastic product solutions for life science and healthcare technology industries. Dave Barry Plastics has been reported within the Precision and Science Technologies segment.
On November 3, 2025, the Company completed the acquisition of Transvac Systems Ltd. (“Transvac”) for cash consideration of $71.0 million and contingent consideration of up to approximately $56.5 million. Transvac is a global supplier of ejector solutions and sustainable process technologies used to move, mix, and compress fluids and gases. Transvac has been reported within the Industrial Technologies and Services segment.
Other acquisitions completed during the year ended December 31, 2025 include seven sales and service businesses, which have been reported within the Industrial Technologies and Services segment, and one manufacturing business, which has been reported within the Precision and Science Technologies segment. The aggregate consideration for these acquisitions was $56.9 million.
The following table summarizes the allocation of consideration for all businesses acquired in 2025 to the fair values of identifiable assets acquired and liabilities assumed at the acquisition dates. Initial accounting for certain of these acquisitions is preliminary, and amounts assigned to acquired assets and liabilities assumed are subject to change as information necessary to complete the analysis is obtained.

	TMIC/Adicomp	All Others	Total
Accounts receivable	$22.8	$29.6	$52.4
Inventories	34.4	30.2	64.6
Other current assets	4.7	3.3	8.0
Property, plant and equipment	30.8	12.8	43.6
Goodwill	99.6	261.8	361.4
Other intangible assets	80.6	106.0	186.6
Other assets	0.1	7.3	7.4
Total current liabilities	(54.1)	(37.3)	(91.4)
Deferred tax liabilities	(22.7)	(14.4)	(37.1)
Other noncurrent liabilities	(3.0)	(4.9)	(7.9)
Total consideration	$193.2	$394.4	$587.6
Acquisition Revenues and Operating Income
The revenues and operating income included in the consolidated financial statements for these acquisitions subsequent to their acquisition date were $172.4 million and $16.1 million, respectively, for the year ended December 31, 2025.
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

Table of Content
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
On June 3, 2024, the Company completed the acquisition of Astronaut Topco, LP and Astronaut Topco GP, LLC (collectively “ILC Dover”) for initial cash consideration of $2,349.7 million and contingent consideration of up to $75.0 million. ILC Dover’s offerings include solutions for biopharmaceutical, pharmaceutical, and medical device markets as well as products for the space industry and has been reported in the Precision and Science Technologies segment. The amount allocated to definite-lived intangible assets represents the estimated fair values of customer relationships of $620.5 million and technology of $142.0 million and will be amortized over the weighted average useful lives of 14 years and 8 years, respectively. The amount allocated to indefinite-lived intangible assets represents the estimated fair value of tradenames of $207.5 million and goodwill of $1,300.0 million. The goodwill arising from the acquisition is primarily attributable to revenue and cost synergies, anticipated growth of new and existing customers, and the assembled workforce. The majority of this goodwill is not expected to be deductible for tax purposes.
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
On October 1, 2024, the Company completed the acquisition of Blutek S.r.l. (“Blutek”) for cash consideration of $10.3 million. The business specializes in the design and production of highly engineered solutions for compressed air and nitrogen generation in mission-critical environments. The acquisition will increase Ingersoll Rand’s ability to compete in high specification projects, adding technology capabilities, expertise, and aftermarket potential in high-growth end markets including biogas and carbon capture. Blutek has been reported within the Industrial Technologies and Services segment.
On October 1, 2024, the Company completed the acquisition of UT Pumps & Systems Private Ltd. (“UT Pumps”) for cash consideration of $11.9 million. The business is a manufacturer of screw pumps and triplex plunger pumps. The acquisition adds new pump technology to Ingersoll Rand’s portfolio. Its high-pressure pumps are mainly focused on attractive end markets including water, wastewater, food and beverage, pharmaceuticals, general industrial, and chemicals. UT Pumps has been reported within the Precision and Science Technologies segment.
On October 31, 2024, the Company completed the acquisition of Penn Valley Pump Co., LLC (“Penn Valley Pumps”) for cash consideration of $33.5 million. The business is a manufacturer of positive displacement pumps with its Double Disc Pump technology for use in the municipal, industrial, chemical, and food industries. Penn Valley Pumps has been reported within the Precision and Science Technologies segment.
Other acquisitions completed during the year ended December 31, 2024 include several sales and service businesses and manufacturers of vacuum pumps and accessories, substantially all of which have been reported within the Industrial Technologies and Services segment. The aggregate consideration for these acquisitions was $55.4 million.

Table of Content
The following table summarizes the allocation of consideration for all businesses acquired in 2024 to the fair values of identifiable assets acquired and liabilities assumed at the acquisition dates. Purchase accounting for all 2024 acquisitions is complete.

	ILC Dover	Friulair	APSCO	All others	Total Consideration
Accounts receivable	$41.2	$14.2	$6.4	$37.3	$99.1
Inventories	78.1	13.2	7.5	45.0	143.8
Other current assets	37.5	0.5	0.5	4.7	43.2
Property, plant and equipment	89.2	7.2	2.3	18.5	117.2
Goodwill	1,300.0	69.2	51.6	251.0	1,671.8
Other intangible assets	972.6	84.5	48.1	80.5	1,185.7
Other noncurrent assets	15.8	—	3.5	5.9	25.2
Total current liabilities	(32.4)	(11.6)	(3.7)	(55.7)	(103.4)
Deferred tax liabilities	(131.2)	(24.6)	—	(17.2)	(173.0)
Other noncurrent liabilities	(21.1)	(2.8)	(3.0)	(5.8)	(32.7)
Total consideration	$2,349.7	$149.8	$113.2	$364.2	$2,976.9
Acquisition Revenues and Operating Income
The revenues included in the consolidated financial statements for these acquisitions subsequent to their acquisition date were $627.4 million and $349.6 million, respectively, for the years ended December 31, 2025 and 2024. The operating income included in the consolidated financial statements for these acquisitions subsequent to their acquisition date was $49.4 million and $5.6 million, respectively, for the years ended December 31, 2025 and 2024.
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

Table of Content
The following table summarizes the allocation of consideration for all businesses acquired in 2023 to the fair values of identifiable assets acquired and liabilities assumed at the acquisition dates. Purchase accounting for all 2023 acquisitions is complete.

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
Acquisition Revenues and Operating Income
The revenues included in the consolidated financial statements for these acquisitions subsequent to their acquisition date were $429.3 million, $408.0 million and $293.7 million, respectively, for the years ended December 31, 2025, 2024 and 2023. The operating income included in the consolidated financial statements for these acquisitions subsequent to their acquisition date was $93.0 million, $58.8 million and $16.1 million, respectively, for the years ended December 31, 2025, 2024 and 2023.
Note 4:    Restructuring
2025, 2024 and 2023 Actions
The Company continues to undertake restructuring actions to optimize our cost structure. Charges incurred from actions taken in 2025, 2024 and 2023 include workforce restructuring, facility consolidation and other exit and disposal costs.
For the years ended December 31, 2025, 2024 and 2023, “Restructuring charges, net” were recognized within “Other operating expense, net” in the Consolidated Statements of Operations and consisted of the following.

	2025	2024	2023
Industrial Technologies and Services	$37.7	$20.6	$15.1
Precision and Science Technologies	10.5	7.9	4.1
Corporate	3.2	2.7	0.7
Restructuring charges, net	$51.4	$31.2	$19.9
The following table summarizes the activity associated with the Company’s restructuring programs (included in “Accrued liabilities” in the Consolidated Balance Sheets) for the years ended December 31, 2025 and 2024.

	2025	2024
Balance at beginning of period	$22.3	$15.5
Charged to expense - termination benefits	48.8	27.1
Charged to expense - other(1)	2.6	2.5
Payments	(35.5)	(21.6)
Foreign currency translation and other	1.7	(1.2)
Balance at end of period	$39.9	$22.3
(1)Excludes $1.6 million of non-cash charges that impacted restructuring expense but not the restructuring liabilities during the year ended December 31, 2024.

Table of Content
Note 5:    Allowance for Credit Losses
The following table summarized the activity associated with allowance for credit losses for the years ended December 31, 2025, 2024 and 2023.

	2025	2024	2023
Balance at beginning of period	$57.3	$53.8	$47.2
Provision charged to expense	11.6	7.5	9.4
Write-offs, net of recoveries	(5.7)	(3.3)	(3.3)
Foreign currency translation and other	3.6	(0.7)	0.5
Balance at end of period	$66.8	$57.3	$53.8
Note 6:    Inventories
Inventories as of December 31, 2025 and 2024 consisted of the following.

	2025	2024
Raw materials, including parts and subassemblies	$737.3	$675.1
Work-in-process	128.7	116.3
Finished goods	403.9	342.8
	1,269.9	1,134.2
LIFO reserve	(97.0)	(79.2)
Inventories	$1,172.9	$1,055.0
At December 31, 2025 and 2024, 32% and 34%, respectively, of total inventory is accounted for on a last-in, first-out (“LIFO”) basis.
Note 7:    Property, Plant and Equipment
Property, plant and equipment, net as of December 31, 2025 and 2024 consisted of the following.

	2025	2024
Land and land improvements	$70.0	$62.3
Buildings	436.1	385.6
Machinery and equipment	909.6	792.6
Office furniture and equipment	87.9	76.8
Construction in progress	116.3	92.3
	1,619.9	1,409.6
Accumulated depreciation	(689.6)	(567.5)
Property, plant and equipment, net	$930.3	$842.1

Table of Content
Note 8:    Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill attributable to each reportable segment for the years ended December 31, 2025 and 2024 are as follows.

	Industrial Technologies and Services	Precision and Science Technologies	Total
Balance as of December 31, 2023	$4,753.5	$1,856.2	$6,609.7
Acquisitions	263.9	1,404.3	1,668.2
Foreign currency translation and other(1)	(86.7)	(43.1)	(129.8)
Balance as of December 31, 2024	4,930.7	3,217.4	8,148.1
Acquisitions	310.1	51.3	361.4
Impairments	—	(229.7)	(229.7)
Foreign currency translation and other(1)	144.7	59.6	204.3
Balance as of December 31, 2025	$5,385.5	$3,098.6	$8,484.1
(1)Includes measurement period adjustments.
The Company acquired multiple businesses during the year ended December 31, 2025. The excess of the purchase price over the estimated fair values of intangible assets, identifiable assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price is preliminary for certain of these acquisitions and is subject to refinement based on final fair values of the identified assets acquired and liabilities assumed. The goodwill attributable to these businesses is as follows.

2025 Acquisitions	Industrial Technologies and Services	Precision and Science Technologies	Total
TMIC/Adicomp	$99.6	$—	$99.6
Other acquisitions	210.5	51.3	261.8
	$310.1	$51.3	$361.4
The Company acquired several businesses during the year ended December 31, 2024. The excess of the purchase price over the estimated fair values of intangible assets, identifiable assets and assumed liabilities was recorded as goodwill. The goodwill attributable to these businesses is as follows.

2024 Acquisitions	Industrial Technologies and Services	Precision and Science Technologies	Total
ILC Dover	$—	$1,309.8	$1,309.8
Friulair	69.2	—	69.2
APSCO	51.6	—	51.6
Other acquisitions	143.1	94.5	237.6
	$263.9	$1,404.3	$1,668.2
Accumulated impairment losses within the Industrial Technologies and Services segment was $220.6 million as of both December 31, 2025 and 2024. Accumulated impairment losses within the Precision and Science Technologies segment was $229.7 million and $0.0 million as of December 31, 2025 and 2024, respectively.
Goodwill Impairment Tests
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

Table of Content
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
Consistent with our accounting policy described in Note 1, we performed our annual goodwill impairment testing as of the first day of our fiscal fourth quarters of 2025, 2024 and 2023. For the years ended December 31, 2025, 2024 and 2023, each reporting unit’s fair value was in excess of its net carrying value, and therefore, no goodwill impairment was recorded other than those discussed above.
Other Intangible Assets
Other intangible assets as of December 31, 2025 and 2024 consisted of the following.

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Customer lists and relationships	$4,292.9	$(2,186.3)	$2,106.6	$4,010.1	$(1,830.1)	$2,180.0
Technology	573.5	(325.2)	248.3	549.1	(243.3)	305.8
Tradenames	327.6	(53.1)	274.5	63.6	(32.4)	31.2
Backlog	—	—	—	4.3	(4.2)	0.1
Other	163.4	(125.0)	38.4	128.5	(112.1)	16.4
Unamortized intangible assets:
Tradenames	1,572.5	—	1,572.5	1,839.3	—	1,839.3
Total other intangible assets	$6,929.9	$(2,689.6)	$4,240.3	$6,594.9	$(2,222.1)	$4,372.8
Amortization of intangible assets was $387.5 million, $373.0 million and $367.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization of intangible assets is anticipated to be approximately $390 million in 2026, $385 million in 2027, $350 million in 2028, $255 million in 2029 and $220 million in 2030 based upon currency exchange rates as of December 31, 2025.
During the fourth quarter of 2025, the Company reassessed its brand architecture and as a result, certain tradenames with aggregate carrying value of $255.1 million were no longer deemed to have indefinite lives. These tradenames are now being amortized over remaining useful lives ranging from 3 years to 10 years.
Other Intangible Asset Impairment Tests
Consistent with our accounting policy described in Note 1, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate an assets carrying amount may not be recoverable.
During the second quarter of 2025, due to the reduction in the forecast for Aerospace & Defense and the increase in discount rates, the Company quantitatively tested the relevant indefinite lived tradename for impairment which resulted in a non-cash charge of $36.1 million within the Precision and Science Technologies segment.
During the fourth quarter of 2025, the Company rebranded a business resulting in the retirement of a tradename within the Industrial Technologies and Services segment. As a result, the Company recognized an impairment of $7.6 million to reduce the carrying value of the retired tradename.
During the fourth quarter of 2024, the Company decided to rationalize a business within the Precision and Science Technologies segment. As a result, the Company recognized an impairment of $13.9 million to reduce the carrying value of a technology asset.

Table of Content
Annual Intangible Asset Impairment Tests
Consistent with our accounting policy described in Note 1, we performed our annual indefinite-lived intangible asset impairment testing as of the first day of our fiscal fourth quarters of 2025, 2024 and 2023. For the years ended December 31, 2025, 2024 and 2023, each tradename’s fair value was in excess of its net carrying value, and therefore, no impairment was recorded.
Note 9:    Supply Chain Finance Program
The Company has agreements with financial institutions to facilitate a supply chain finance program (the “SCF Program”). Under the SCF Program, qualifying suppliers may elect to sell their receivables from the Company to the financial institution. Participating suppliers negotiate arrangements for sale of their receivables directly with the financial institution, and the terms of the Company’s payment obligations are not impacted by a supplier’s participation in the SCF Program. Once a qualifying supplier elects to participate in the SCF Program and reaches an agreement with the financial institution, the supplier elects which individual Company invoices they sell to the financial institution. However, all of the Company’s payments to participating suppliers are paid to the financial institution on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the financial institution. The Company has not pledged any assets as security or provided other forms of guarantees. All outstanding amounts related to suppliers participating in the SCF Program are recorded within “Accounts payable” in our Consolidated Balance Sheets, and the associated payments are included in “Net cash provided by operating activities” within our Consolidated Statements of Cash Flows.
The following table summarizes the activity associated with the Company’s SCF Program for the years ended December 31, 2025 and 2024.

	2025	2024
Confirmed obligations outstanding at beginning of period	$24.5	$24.3
Invoices confirmed	122.8	117.0
Confirmed invoices paid	(119.0)	(116.8)
Confirmed obligations outstanding at end of period	$28.2	$24.5
Note 10:    Accrued Liabilities
Accrued liabilities as of December 31, 2025 and 2024 consisted of the following:

	2025	2024
Salaries, wages and related fringe benefits	$238.1	$229.5
Contract liabilities	347.2	318.6
Product warranty	54.1	67.9
Operating lease liabilities	64.8	56.3
Restructuring	39.9	22.3
Taxes	108.5	72.5
Accrued interest	33.1	33.2
Other	183.1	171.9
Total accrued liabilities	$1,068.8	$972.2
A reconciliation of the changes in the accrued product warranty liability for the years ended December 31, 2025 and 2024 is as follows.

	2025	2024
Balance at beginning of period	$67.9	$61.9
Product warranty accruals	11.8	37.5
Acquired warranty	6.5	0.7
Settlements	(34.6)	(30.7)
Foreign currency translation and other	2.5	(1.5)
Balance at end of period	$54.1	$67.9

Table of Content
Note 11:    Debt
Debt as of December 31, 2025 and 2024 consisted of the following.

	2025	2024
Short-term borrowings	$—	$1.7
Long-term debt
5.197% Senior Notes due June 2027(1)	$700.0	$699.9
5.400% Senior Notes due August 2028(1)	499.0	498.6
5.176% Senior Notes due June 2029(1)	750.0	750.0
5.314% Senior Notes due June 2031(1)	500.0	500.0
5.700% Senior Notes due August 2033(1)	994.1	993.4
5.450% Senior Notes due June 2034(1)	749.6	749.5
5.700% Senior Notes due June 2054(1)	597.7	597.6
Finance leases and other long-term debt	13.2	14.1
Swap valuation adjustments	19.8	(0.3)
Unamortized debt issuance costs	(38.7)	(47.0)
Total long-term debt, net, including current maturities	4,784.7	4,755.8
Current maturities of long-term debt	1.4	1.4
Total long-term debt, net	$4,783.3	$4,754.4
(1)This amount is net of unamortized discounts. Total unamortized discounts were $9.7 million and $11.0 million as of December 31, 2025 and 2024, respectively.
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

Table of Content
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
As of December 31, 2025, the aggregate amount of commitments under the Revolving Credit Facility was $2,600.0 million and the capacity under the Revolving Credit Facility to issue letters of credit was $200.0 million. As of December 31, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility, no outstanding letters of credit under the Revolving Credit Facility and unused availability under the Revolving Credit Facility of $2,600.0 million.
As of December 31, 2025, we were in compliance with all covenants under our Senior Notes and Revolving Credit Facility.
Former Senior Secured Credit Facilities
The former Senior Secured Credit Facilities provided senior secured financing consisting of (i) a senior secured term loan facility denominated in U.S. dollars (as refinanced and otherwise modified from time to time prior to February 28, 2020, the “Original Dollar Term Loan”), (ii) a senior secured term loan facility denominated in U.S. dollars (entered into at the time of the merger with Ingersoll Rand Industrial, the “Dollar Term Loan B”), and (iii) a senior secured revolving credit facility (as refinanced and otherwise modified from time to time, the “Revolving Credit Facility”). The Revolving Credit Facility was available to be drawn in U.S. dollars (“USD”), Euros (“EUR”), Great British Pounds (“GBP”) and other reasonably accepted foreign currencies, subject to certain sublimits for the foreign currencies.

Table of Content
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
Commercial Paper Program
On August 13, 2024, the Company established a commercial paper program (the “Commercial Paper Program”), pursuant to which it may issue short-term, unsecured commercial paper notes in a maximum aggregate principal amount of $2,600 million, with maturities of up to 397 days from the date of issuance. The proceeds of the notes issued under the Commercial Paper Program may be used for various purposes including acquisitions. The Company had no outstanding borrowings under the Commercial Paper Program as of December 31, 2025.
Fair Value of Debt
The fair value of the Company’s debt instruments was $5.0 billion and $4.9 billion at December 31, 2025 and 2024, respectively. The Company measures the fair value of its debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. See Note 20, “Fair Value Measurements” for information on the fair value hierarchy.
Total Debt Maturities
Total debt maturities for the five years subsequent to December 31, 2025 and thereafter are $1.4 million, $702.1 million, $501.6 million, $751.6 million, $1.6 million and $2,855.0 million, respectively.
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

Table of Content
The following table provides a reconciliation of the changes in the benefit obligations and in the fair value of the plan assets for the periods described below.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024	2025	2024
Reconciliation of Benefit Obligations:
Beginning balance	$264.7	$294.0	$251.4	$263.2	$5.9	$18.3
Service cost	0.1	0.1	3.2	2.9	—	—
Interest cost	13.5	13.4	11.6	10.7	0.2	0.8
Participant contributions	—	—	0.3	0.2	—	—
Plan amendments	—	—	—	—	—	(10.9)
Actuarial losses (gains)(1)	9.0	(18.1)	(14.7)	(11.3)	0.4	0.2
Benefit payments	(24.9)	(22.2)	(13.2)	(14.5)	(2.3)	(2.4)
Acquisitions	—	—	—	10.2	—	—
Plan settlements	—	(2.5)	(6.7)	—	—	—
Other	—	—	1.0	0.6	—	—
Effect of foreign currency exchange rate changes	—	—	24.9	(10.6)	0.1	(0.1)
Benefit obligations ending balance	$262.4	$264.7	$257.8	$251.4	$4.3	$5.9
Reconciliation of Fair Value of Plan Assets:
Beginning balance	$206.9	$237.5	$194.6	$206.0
Actual return on plan assets	17.4	(6.0)	5.4	(7.1)
Employer contributions	10.3	0.1	7.6	6.5
Participant contributions	—	—	0.3	0.2
Acquisitions	—	—	—	8.5
Benefit payments	(24.9)	(22.2)	(13.2)	(14.5)
Plan settlements	—	(2.5)	(6.7)	—
Other	—	—	1.0	0.6
Effect of foreign currency exchange rate changes	—	—	16.8	(5.6)
Fair value of plan assets ending balance	$209.7	$206.9	$205.8	$194.6

Funded Status as of Period End	$(52.7)	$(57.8)	$(52.0)	$(56.8)	$(4.3)	$(5.9)
(1)Actuarial losses (gains) primarily resulted from changes in discount rates.
Amounts recognized as a component of accumulated other comprehensive income (loss) as of December 31, 2025 and 2024 that have not been recognized as a component of net periodic benefit cost are presented in the following table.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024	2025	2024
Net actuarial losses (gains)	$(8.3)	$(10.8)	$(2.0)	$7.6	$(2.2)	$(3.2)
Prior service cost	—	—	2.7	2.7	—	(10.9)
Amounts included in accumulated other comprehensive income (loss)	$(8.3)	$(10.8)	$0.7	$10.3	$(2.2)	$(14.1)
Pension and other postretirement benefit liabilities and assets are included in the following captions in the Consolidated Balance Sheets as of December 31, 2025 and 2024.

	2025	2024
Other assets	$23.5	$18.5
Accrued liabilities	(4.6)	(6.4)
Pension and other postretirement benefits	(127.9)	(132.6)

Table of Content
The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2025 and 2024.

	U.S. Pension Plans		Non-U.S. Pension Plans
	2025	2024	2025	2024
Projected benefit obligations	$262.3	$264.7	$116.3	$119.7
Accumulated benefit obligation	262.3	264.7	109.0	112.7
Fair value of plan assets	209.7	206.9	39.0	42.8
The accumulated benefit obligation for all U.S. defined benefit pension plans was $262.3 million and $264.7 million as of December 31, 2025 and 2024, respectively. The accumulated benefit obligation for all non-U.S. defined benefit pension plans was $249.4 million and $243.3 million as of December 31, 2025 and 2024, respectively.
The following tables provide the components of net periodic benefit cost (income) and other amounts recognized in other comprehensive income (loss), before income tax effects, for the years ended December 31, 2025, 2024 and 2023.

	U.S. Pension Plans
	2025	2024	2023
Net Periodic Benefit Cost:
Service cost	$0.1	$0.1	$0.1
Interest cost	13.5	13.4	15.7
Expected return on plan assets	(11.0)	(12.7)	(13.2)
Amortization of net actuarial loss	0.1	—	0.1
Net periodic benefit cost	2.7	0.8	2.7
Loss (gain) due to settlement	—	0.4	(0.4)
Total net periodic benefit cost recognized	$2.7	$1.2	$2.3
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial loss	$2.6	$0.6	$0.5
Amortization of net actuarial gain (loss)	(0.1)	(0.4)	0.3
Total recognized in other comprehensive income (loss)	$2.5	$0.2	$0.8
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$5.2	$1.4	$3.1

	Non-U.S. Pension Plans
	2025	2024	2023
Net Periodic Benefit Cost:
Service cost	$3.2	$2.9	$2.6
Interest cost	11.6	10.7	11.1
Expected return on plan assets	(9.7)	(11.2)	(11.0)
Amortization of prior service cost	0.2	0.2	0.1
Amortization of net actuarial gain	(1.0)	(1.3)	(1.7)
Net periodic benefit cost	4.3	1.3	1.1
Loss due to settlements	(0.2)	—	—
Total net periodic benefit cost recognized	$4.1	$1.3	$1.1
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial loss (gain)	$(10.4)	$7.0	$7.5
Amortization of net actuarial gain	1.2	1.3	1.7
Prior service cost	—	—	0.3
Amortization of prior service cost	(0.2)	(0.2)	(0.1)
Effect of foreign currency exchange rate changes	(0.2)	0.4	0.3
Total recognized in other comprehensive income (loss)	$(9.6)	$8.5	$9.7
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(5.5)	$9.8	$10.8

Table of Content

	Other Postretirement Benefits
	2025	2024	2023
Net Periodic Benefit Cost (Income):
Interest cost	$0.2	$0.8	$0.9
Amortization of prior service cost	(10.9)	0.1	0.1
Amortization of net actuarial gain	(0.6)	(0.8)	(1.1)
Total net periodic benefit cost (income) recognized	$(11.3)	$0.1	$(0.1)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial loss (gain)	$0.4	$0.2	$(1.0)
Amortization of net actuarial loss	0.6	0.8	1.1
Prior service cost	—	(10.9)	—
Amortization of prior service cost	10.9	(0.1)	(0.1)
Total recognized in other comprehensive income (loss)	$11.9	$(10.0)	$—
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$0.6	$(9.9)	$(0.1)
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
The following actuarial assumptions were used to determine net periodic benefit cost (income) and benefit obligations for the years ended December 31, 2025, 2024 and 2023.

	U.S. Pension Plans			Non-U.S. Pension Plans
	2025	2024	2023	2025	2024	2023
Weighted-average actuarial assumptions used to determine net periodic benefit cost:
Discount rate	5.5%	5.0%	5.2%	4.5%	4.2%	4.5%
Expected long-term rate of return on plan assets	5.7%	5.8%	5.4%	4.8%	5.5%	5.5%
Rate of compensation increases	N/A	N/A	—%	5.0%	5.0%	4.3%
Weighted-average actuarial assumptions used to determine benefit obligations:
Discount rate	5.1%	5.5%	5.0%	4.6%	4.5%	4.2%
Rate of compensation increases	N/A	N/A	N/A	5.0%	5.0%	5.0%
The following actuarial assumptions were used to determine other postretirement benefit plans costs and obligations for the years ended December 31, 2025, 2024 and 2023.

	Other Postretirement Benefits
	2025	2024	2023
Discount rate used to determine net periodic benefit cost	4.4% - 5.4%	4.9% - 5.1%	4.9% - 5.2%
Discount rate used to determine benefit obligations	4.5% - 5.1%	4.4% - 5.4%	4.9% - 5.1%
Weighted-average actuarial assumptions used to determine other postretirement benefit plans costs and obligations:
Healthcare cost trend rate assumed for next year	4.4%	5.1%	6.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.0%	4.0%	4.4%
Year that the date reaches the ultimate trend rate	2040	2040	2035

Table of Content
The following table reflects the estimated benefit payments for the next five years and for the years 2031 through 2035. The estimated benefit payments for the non-U.S. pension plans were calculated using foreign exchange rates as of December 31, 2025.

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans
2026	$24.7	$16.4	$0.4
2027	25.0	15.4	0.4
2028	23.8	16.0	0.4
2029	23.7	17.9	0.3
2030	23.9	17.9	0.3
Aggregate 2031-2035	98.5	92.1	1.4
In 2026, the Company expects to contribute $8.7 million to the U.S. pension plans, $7.8 million to the non-U.S. pension plans, and $0.4 million to the other postretirement benefit plans.
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
The Company’s primary pension plans are in the U.S. and UK which together comprise 75% of the total benefit obligations and 87% of total plan assets as of December 31, 2025. The following table presents the long-term target allocations for these plans as of December 31, 2025.

	U.S. Plans	UK Plan
Asset category:
Equity	32%	11%
Fixed income	66%	58%
Real estate and other	2%	31%
Total	100%	100%

Table of Content
Fair Value Measurements
The following tables present the fair values of the Company’s pension plan assets as of December 31, 2025 and 2024 by asset category within the ASC 820 hierarchy (as defined in Note 20 “Fair Value Measurements”).

	December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV (5)	Total
Asset Category
Cash and cash equivalents(1)	$3.5	$—	$—	$—	$3.5
Equity funds:
U.S. mid-cap	—	—	—	1.7	1.7
U.S. large-cap	—	3.7	—	18.3	22.0
International equity(2)	—	25.2	—	54.9	80.1
Total equity funds	—	28.9	—	74.9	103.8
Fixed income funds:
Corporate bonds - international	—	25.3	—	17.7	43.0
UK index-linked gilts	—	71.8	—	—	71.8
U.S. fixed income - government securities	—	—	—	47.5	47.5
U.S. fixed income - short duration	—	—	—	1.7	1.7
U.S. fixed income - intermediate duration	—	—	—	24.5	24.5
U.S. fixed income - long duration	—	—	—	58.8	58.8
Global fixed income	—	—	—	2.4	2.4
Total fixed income funds	—	97.1	—	152.6	249.7
Other types of investments:
International real estate(3)	—	12.5	—	—	12.5
Other(4)		—	39.6	6.4	46.0
Total	$3.5	$138.5	$39.6	$233.9	$415.5

Table of Content

	December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV (5)	Total
Asset Category
Cash and cash equivalents(1)	$5.1	$—	$—	$—	$5.1
Equity funds:
U.S. small-cap	—	—	—	0.9	0.9
U.S. mid-cap	—	—	—	2.6	2.6
U.S. large-cap	—	2.5	—	11.6	14.1
International equity(2)	—	23.2	—	26.5	49.7
Total equity funds	—	25.7	—	41.6	67.3
Fixed income funds:
Corporate bonds - international	—	23.8	—	15.8	39.6
UK index-linked gilts	—	66.0	—	—	66.0
U.S. fixed income - government securities	—	—	—	20.5	20.5
U.S. fixed income - short duration	—	—	—	1.8	1.8
U.S. fixed income - intermediate duration	—	—	—	25.2	25.2
U.S. fixed income - long corporate	—	—	—	122.7	122.7
Global fixed income	—	—	—	1.8	1.8
Total fixed income funds	—	89.8	—	187.8	277.6
Other types of investments:
International real estate(3)	—	11.6	—	—	11.6
Other(4)		—	38.1	1.8	39.9
Total	$5.1	$127.1	$38.1	$231.2	$401.5
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
Defined Contribution Plans
The Company also sponsors defined contribution plans at various locations throughout the world. Benefits are determined and funded regularly based on terms of the plans or as stipulated in a collective bargaining agreement. The Company’s full-time salaried and hourly employees in the U.S. are eligible to participate in Company-sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401(k) of the Internal Revenue Code. The Company’s contributions to the savings plans are in the form of cash. The Company’s total contributions to all worldwide defined contribution plans for the years ended December 31, 2025, 2024, and 2023 were $53.5 million, $49.1 million and $47.0 million, respectively.
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

Table of Content
Note 13:    Stockholders’ Equity and Noncontrolling Interests
Stockholders’ Equity
As of December 31, 2025 and 2024, 1,000,000,000 shares of voting common stock were authorized. Shares of common stock outstanding were 391,121,689 and 402,880,079 as of December 31, 2025 and 2024, respectively. The Company is governed by the General Corporation Law of the State of Delaware. All authorized shares of voting common stock have a par value of $0.01. Shares of common stock reacquired are considered issued and reported as Treasury shares.
Noncontrolling Interests
The Company has a controlling interest of approximately 75% of the common shares of Ingersoll-Rand India Limited. The remaining shares are owned by unaffiliated shareholders and traded on India stock exchanges regulated by Securities and Exchange Board of India.
Share Repurchase Program
On August 24, 2021, the Board of Directors of Ingersoll Rand authorized a share repurchase program pursuant to which the Company may repurchase up to $750.0 million of its common stock, and on April 25, 2024, the Company announced that our Board of Directors approved an incremental $1.0 billion increase to the share repurchase authorization, and on May 1, 2025, the Company announced that its Board of Directors authorized a $1.0 billion increase to the share repurchase authorization. (the “Repurchase Program”). Under the repurchase program, Ingersoll Rand is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with all applicable securities laws and regulations, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
Under the Repurchase Program, the Company repurchased 12,687,461 shares, 2,665,262 shares, and 3,963,243 shares during the years ended December 31, 2025, 2024, and 2023, respectively, at an average price per share of $79.40, $93.80, and $62.98 for an aggregate value of $1,007.4 million, $250.0 million, and $249.6 million, respectively.
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
The before tax income (loss) and related income tax effect are as follows.

	Foreign Currency Translation Adjustments, Net	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2022	$(282.8)	$16.0	$15.1	$(251.7)
Before tax income (loss)	23.0	(5.1)	(10.5)	7.4
Income tax effect	11.8	1.3	3.6	16.7
Other comprehensive income (loss)	34.8	(3.8)	(6.9)	24.1
Balance as of December 31, 2023	$(248.0)	$12.2	$8.2	$(227.6)
Before tax income (loss)	(218.6)	(14.1)	1.3	(231.4)
Income tax effect	(13.0)	5.0	(1.5)	(9.5)
Other comprehensive loss	(231.6)	(9.1)	(0.2)	(240.9)
Balance as of December 31, 2024	$(479.6)	$3.1	$8.0	$(468.5)
Before tax income (loss)	294.4	(5.8)	(5.2)	283.4
Income tax effect	36.1	—	0.7	36.8
Other comprehensive income (loss)	330.5	(5.8)	(4.5)	320.2
Balance as of December 31, 2025	$(149.1)	$(2.7)	$3.5	$(148.3)
The tables above include only the other comprehensive income (loss), net of tax, attributable to Ingersoll Rand Inc. Other comprehensive income (loss), net, attributable to noncontrolling interest holders was $(2.4) million, $2.7 million and $1.7

Table of Content
million for the years ended December 31, 2025, 2024 and 2023, respectively, and related entirely to foreign currency translation adjustments.
Changes in accumulated other comprehensive income (loss) by component for the periods described below are presented in the following table(1).

	Foreign Currency Translation Adjustments, Net	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2022	$(282.8)	$16.0	$15.1	$(251.7)
Other comprehensive income (loss) before reclassifications	49.0	7.9	(4.7)	52.2
Amounts reclassified from accumulated other comprehensive income (loss)	(14.2)	(11.7)	(2.2)	(28.1)
Other comprehensive income (loss)	34.8	(3.8)	(6.9)	24.1
Balance as of December 31, 2023	$(248.0)	$12.2	$8.2	$(227.6)
Other comprehensive income (loss) before reclassifications	(218.3)	2.7	0.8	(214.8)
Amounts reclassified from accumulated other comprehensive income (loss)	(13.3)	(11.8)	(1.0)	(26.1)
Other comprehensive loss	(231.6)	(9.1)	(0.2)	(240.9)
Balance as of December 31, 2024	$(479.6)	$3.1	$8.0	$(468.5)
Other comprehensive income (loss) before reclassifications	344.1	(1.5)	4.8	347.4
Amounts reclassified from accumulated other comprehensive income (loss)	(13.6)	(4.3)	(9.3)	(27.2)
Other comprehensive income (loss)	330.5	(5.8)	(4.5)	320.2
Balance as of December 31, 2025	$(149.1)	$(2.7)	$3.5	$(148.3)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
Reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023 are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	2025	2024	2023	Affected Line(s) in the Statement Where Net Income is Presented
Cash flow hedges (interest rate swaps and caps)	$(5.8)	$(15.7)	$(15.6)	Interest expense
Provision for income taxes	1.5	3.9	3.9	Provision for income taxes
Cash flow hedges (interest rate swaps and caps), net of tax	$(4.3)	$(11.8)	$(11.7)

Net investment hedges	$(18.2)	$(17.7)	$(19.0)	Interest expense
Provision for income taxes	4.6	4.4	4.8	Provision for income taxes
Net investment hedges, net of tax	$(13.6)	$(13.3)	$(14.2)

Amortization of defined benefit pension and other postretirement benefit items(1)	$(12.4)	$(1.4)	$(2.9)	Cost of sales and Selling and administrative expenses
Provision for income taxes	3.1	0.4	0.7	Provision for income taxes
Amortization of defined benefit pension and other postretirement benefit items, net of tax	$(9.3)	$(1.0)	$(2.2)

Total reclassifications for the period	$(27.2)	$(26.1)	$(28.1)
(1)These components are included in the computation of net periodic benefit cost. See Note 12 “Benefit Plans” for additional details.

Table of Content
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

Table of Content
Disaggregation of Revenue
The following table provides disaggregated revenue by reportable segment for the years ended December 31, 2025 and 2024.

	Industrial Technologies and Services		Precision and Science Technologies		Total
	2025	2024	2025	2024	2025	2024
Primary Geographic Markets
United States	$2,473.5	$2,461.2	$716.4	$651.1	$3,189.9	$3,112.3
Other Americas	488.5	452.9	123.6	88.3	612.1	541.2
Total Americas	2,962.0	2,914.1	840.0	739.4	3,802.0	3,653.5
EMEIA	2,008.0	1,854.9	593.5	520.0	2,601.5	2,374.9
China	672.3	680.8	117.2	113.8	789.5	794.6
Other Asia Pacific	414.1	368.3	43.8	43.7	457.9	412.0
Total Asia Pacific	1,086.4	1,049.1	161.0	157.5	1,247.4	1,206.6
Total	$6,056.4	$5,818.1	$1,594.5	$1,416.9	$7,650.9	$7,235.0

Product Categories
Original equipment(1)	$3,595.3	$3,494.0	$1,266.5	$1,110.2	$4,861.8	$4,604.2
Aftermarket(2)	2,461.1	2,324.1	328.0	306.7	2,789.1	2,630.8
Total	$6,056.4	$5,818.1	$1,594.5	$1,416.9	$7,650.9	$7,235.0

Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$5,432.0	$5,295.6	$1,495.9	$1,376.4	$6,927.9	$6,672.0
Revenue recognized over time(4)	624.4	522.5	98.6	40.5	723.0	563.0
Total	$6,056.4	$5,818.1	$1,594.5	$1,416.9	$7,650.9	$7,235.0
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
As of December 31, 2025, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $743.2 million in the next twelve months and $807.9 million in periods thereafter. The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time and service contracts with an original duration greater than one year.

Table of Content
Contract Balances
The following table provides the contract balances as of December 31, 2025 and 2024 presented in the Consolidated Balance Sheets.

	December 31, 2025	December 31, 2024
Accounts receivable, net	$1,518.0	$1,335.4
Contract assets	163.9	111.2
Contract liabilities - current	347.2	318.6
Contract liabilities - noncurrent	1.1	0.9
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
Contract liabilities – Advance payments received from customers for contracts for which revenue is not yet recognized. Contract liability balances are generally recognized in revenue within twelve months. Of the $319.5 million in contract liabilities as of December 31, 2024, we recognized substantially all as revenue in the year ended December 31, 2025.
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
Note 16:    Income Taxes
Income before income taxes for the years ended December 31, 2025, 2024 and 2023 consisted of the following.

	2025	2024	2023
U.S.	$220.3	$383.7	$356.0
Non-U.S.	715.0	749.1	675.1
Income before income taxes	$935.3	$1,132.8	$1,031.1

Table of Content
The following table details the components of the Provision for income taxes for the years ended December 31, 2025, 2024 and 2023.

	2025	2024	2023
Current:
U.S. federal	$81.2	$87.5	$111.5
U.S. state and local	24.0	22.8	23.7
Non-U.S.	193.6	185.3	181.7
Deferred:
U.S. federal	(26.2)	(9.7)	(44.0)
U.S. state and local	(6.5)	(5.7)	(6.9)
Non-U.S.	(46.7)	(17.7)	(26.0)
Provision for income taxes	$219.4	$262.5	$240.0
The U.S. federal corporate statutory rate is reconciled to the Company’s effective income tax rate for the year ended December 31, 2025 after the adoption of ASU 2023-09 as follows.

	2025
U.S. federal corporate statutory rate	$196.4	21.0%
State and local taxes, less federal tax benefit (1)	13.3	1.4
Foreign tax effects
China
Withholding tax	16.6	1.8
Other	4.9	0.5
India	10.3	1.1
Malta
Interest on equity	(24.2)	(2.6)
Other	7.6	0.8
Switzerland	(13.4)	(1.4)
Other foreign jurisdictions	16.4	1.7
Effect of cross-border tax laws
Foreign Derived Intangible Income (“FDII”) deduction	(14.4)	(1.5)
Repatriation cost	2.5	0.3
Global Intangible Low-Tax Income (“GILTI”)	13.0	1.4
Tax credits
Foreign tax credits	(23.8)	(2.5)
Other	(3.8)	(0.4)
Changes in valuation allowances	4.4	0.5
Nontaxable and nondeductible items	18.7	2.0
Changes in unrecognized tax benefits	4.2	0.4
Other adjustments	(9.3)	(1.0)
Effective income tax rate	$219.4	23.5%
(1)During the year ended December 31, 2025, state taxes in California, Florida, Georgia, Illinois, Indiana, Minnesota, Pennsylvania, Tennessee and Texas comprised greater than 50% of the tax effect in this category.

Table of Content
The U.S. federal corporate statutory rate is reconciled to the Company’s effective income tax rate for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09 as follows.

	2024	2023
U.S. federal corporate statutory rate	21.0%	21.0%
State and local taxes, less federal tax benefit	1.4	1.3
Net effects of foreign tax rate differential	2.5	1.8
Withholding tax	1.3	1.5
Repatriation cost	(1.5)	(2.0)
Global Intangible Low-Tax Income (“GILTI”)	0.4	0.7
ASC 740-30 (formerly APB 23)	1.5	1.7
Changes in valuation allowances	0.4	1.7
Changes in unrecognized tax benefits	0.9	0.9
Equity compensation	(1.3)	(0.6)
Nondeductible acquisition costs	0.3	0.4
Foreign Derived Intangible Income (“FDII”) deduction	(1.1)	(1.4)
Tax credits	(0.6)	(0.7)
Income not subject to tax	(0.3)	(1.6)
Amortization of goodwill and other intangible assets	(1.3)	(0.8)
Interest on equity	(1.8)	(0.7)
Return to provision adjustment	(0.2)	0.1
Loss on sale	1.1	—
Other, net	0.5	—
Effective income tax rate	23.2%	23.3%
The principal items that gave rise to deferred income tax assets and liabilities as of December 31, 2025 and 2024 are as follows.

	2025	2024
Deferred Tax Assets:
Reserves and accruals	$95.3	$83.4
Allowance for credit losses	9.8	7.4
Inventory reserve	9.6	9.0
Pension and postretirement benefit plans	18.6	20.0
Tax loss carryforwards	94.1	112.4
Deferred taxes recorded in other comprehensive income	36.2	1.4
Foreign tax credit carryforwards	50.9	50.7
Other	12.7	22.4
Total deferred tax assets	327.2	306.7
Valuation allowance	(107.4)	(125.6)
Deferred Tax Liabilities:
LIFO inventory	(19.6)	(20.3)
Investment in partnership	—	(30.2)
Property, plant and equipment	(44.3)	(50.0)
Intangible assets	(763.7)	(770.4)
Unremitted foreign earnings	(50.4)	(41.8)
Total deferred tax liabilities	(878.0)	(912.7)
Net deferred income tax liability	$(658.2)	$(731.6)

Table of Content
The Company believes that it is more likely than not that it will realize its deferred tax assets through the reduction of future taxable income, other than for the deferred tax assets reflected below. Tax attributes and related valuation allowances as of December 31, 2025 were as follows.

	Tax Benefit	Valuation Allowance	Carryforward Period Ends
Tax Attributes to be Carried Forward
U.S. federal net operating loss	$1.9	$(0.1)	2032-2038
U.S. federal capital loss	0.6	(0.6)	2028
U.S. federal tax credit	50.9	(50.9)	2026-2035
Alternative minimum tax credit	0.4	(0.4)	Unlimited
U.S. state and local net operating losses	6.2	(0.7)	2027-2042
U.S. state capital loss	0.3	(0.1)	2028
Non U.S. net operating losses	70.3	(36.8)	2026-Unlimited
Non U.S. capital losses	0.7	—	Unlimited
Excess interest	14.1	(12.9)	Unlimited
Other deferred tax assets	4.9	(4.9)	Unlimited
Total tax carryforwards	$150.3	$(107.4)
A reconciliation of the changes in the valuation allowance for deferred tax assets for the years ended December 31, 2025, 2024 and 2023 are as follows.

	2025	2024	2023
Beginning balance	$125.6	$115.7	$107.3
Revaluation or additions due to acquisitions or mergers(1)	(15.6)	22.9	—
Charged to tax expense (benefit)	(5.9)	(10.8)	6.4
Charged to other accounts	3.3	(2.2)	2.0
Ending balance	$107.4	$125.6	$115.7
(1)Revaluation for the tax year ended December 31, 2024 relates to the inclusion of ILC Dover’s opening balance sheet beginning valuation allowance.
Total unrecognized tax benefits were $32.8 million, $26.4 million and $19.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. The net increase in this balance primarily relates to current year additions to previously established reserves. Included in total unrecognized benefits at December 31, 2025 is $32.8 million of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized. Below is a tabular reconciliation of the changes in total unrecognized tax benefits during the years ended December 31, 2025, 2024 and 2023.

	2025	2024	2023
Beginning balance	$26.4	$19.1	$10.8
Gross increases for tax positions of prior years	0.1	0.8	0.4
Gross decreases for tax positions of prior years	—	(0.3)	—
Gross increases for tax positions of current year	4.6	8.1	7.9
Lapse of statute of limitations	(0.1)	(0.6)	(0.2)
Changes due to currency fluctuations	1.8	(0.7)	0.2
Ending balance	$32.8	$26.4	$19.1
The Company includes interest expense and penalties related to unrecognized tax benefits as part of the provision for income taxes. The Company’s income tax liabilities at December 31, 2025 and 2024 include accrued interest and penalties of $5.9 million and $3.2 million, respectively.
The statutes of limitations for U.S. Federal tax returns are open beginning with the 2020 tax year, and state returns are open beginning with the 2015 tax year. The Internal Revenue Service (“IRS”) has completed its examination of the 2020 tax year, but it is not yet settled. There are no material adjustments proposed. The Company is currently under U.S. Federal income tax audit for the 2021 and 2022 tax years and no material adjustments are known.

Table of Content
The Company is subject to income tax in 49 jurisdictions outside the U.S. The statute of limitations varies by jurisdiction with 2013 being the oldest year still open. Note that any liabilities arising from legacy Ingersoll Rand Industrial entities for tax years prior to the merger with Ingersoll Rand Industrial would be indemnified.
The Company does not assert the ASC 740-30 (formerly APB 23) indefinite reinvestment of the Company’s historical non-U.S. earnings or future non-U.S. earnings. The Company records a deferred foreign tax liability to cover all estimated withholding, state income tax and foreign income tax associated with repatriating all non-U.S. earnings back to the United States. The Company’s deferred income tax liability as of December 31, 2025 was $50.4 million.
The amounts of cash income taxes paid by the Company were as follows:

2025
Federal	$40.3
State and local	22.7
Foreign
China	54.2
France	18.4
India	23.5
Italy	30.7
All other foreign	79.5
Cash paid for income taxes, net of refunds	$269.3
The amount of cash income taxes paid by the Company during the years ended December 31, 2024 and 2023 was $276.7 million and $302.0 million, respectively.
Note 17:    Leases
The components of lease expense for the years ended December 31, 2025 and 2024 are as follows.

	2025	2024
Operating lease cost	$78.6	$64.5

Finance lease cost
Amortization of right-of-use assets	$1.4	$1.5
Interest on lease liabilities	0.8	0.9
Total finance lease cost	$2.2	$2.4

Short-term lease cost	$2.5	$2.2
Supplemental cash flow information related to leases for the years ended December 31, 2025 and 2024 is as follows.

	2025	2024
Supplemental Cash Flows Information
Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from operating leases	$77.4	$63.8
Operating cash flows from finance leases	0.8	0.9
Financing cash flows from finance leases	1.3	1.3
Leased Assets Obtained in Exchange for New Operating Lease Liabilities	55.0	96.2

Table of Content
Supplemental balance sheet information related to leases is as follows.

	December 31, 2025	December 31, 2024
Operating leases
Other assets	$236.4	$226.6

Accrued liabilities	$64.8	$56.3
Other liabilities	168.0	165.5
Total operating lease liabilities	$232.8	$221.8

Finance Leases
Property, plant and equipment	$9.7	$11.1

Short-term borrowings and current maturities of long-term debt	$1.3	$1.3
Long-term debt, less current maturities	11.2	12.6
Total finance lease liabilities	$12.5	$13.9

Weighted Average Remaining Lease Term (in years)
Operating leases	5.0	5.2
Finance leases	8.7	9.4

Weighted Average Discount Rate
Operating leases	4.2%	4.1%
Finance leases	6.5%	6.5%
Maturities of lease liabilities as of December 31, 2025 are as follows.

	Operating Leases	Finance Leases
2026	$73.3	$2.1
2027	57.9	2.1
2028	42.9	2.1
2029	27.9	2.1
2030	18.0	2.1
Thereafter	38.9	6.3
Total lease payments	$258.9	$16.8
Less imputed interest	(26.1)	(4.3)
Total	$232.8	$12.5
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
Stock-Based Compensation Expense
Stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023 was $53.0 million, $58.8 million and $51.9 million, respectively, and is included in “Cost of sales” and “Selling and administrative expenses” in the Consolidated Statements of Operations.
As of December 31, 2025, there was $98.9 million of total unrecognized compensation expense related to outstanding stock option, restricted stock unit and performance share unit awards granted to employees and non-employee directors, as well as 100,000 conditional stock options awarded during the third quarter of 2022 to our Chairman and CEO in which the service date precedes the grant date, and will be granted upon achievement of certain performance targets. These 100,000 stock options have not been included in the Stock Option Awards section below since the grant date has not occurred.
Stock Option Awards
A summary of the Company’s stock option activity for the year ended December 31, 2025 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Exercise Price (per share)	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value of In-The-Money Options (in millions)
Outstanding at December 31, 2024	4,185	$43.33
Granted	700	83.15
Exercised or Settled	(454)	33.76
Forfeited	(104)	78.33
Expired	(13)	85.72
Outstanding at December 31, 2025	4,314	49.83	5.3	$135.5

Vested at December 31, 2025	2,765	34.60	3.7	$124.7
The per-share weighted average grant date fair value of stock options granted during the years ended December 31, 2025, 2024 and 2023 was $34.93, $38.97 and $25.28, respectively.
The intrinsic value of stock options exercised was $22.0 million, $114.8 million and $75.0 million during the years ended December 31, 2025, 2024 and 2023, respectively.
The following assumptions were used to estimate the fair value of options granted during the years ended December 31, 2025, 2024 and 2023.

	2025	2024	2023
Expected life of options (in years)	6.3 - 7.5	6.3 - 7.5	6.3 - 7.5
Risk-free interest rate	3.8% - 4.2%	3.7% - 4.3%	3.8% - 4.6%
Assumed volatility	34.0% - 34.3%	34.9% - 35.2%	35.6% - 36.6%
Expected dividend rate	0.1%	0.0% - 0.1%	0.0% - 0.1%
Restricted Stock Unit Awards
Restricted stock units are typically granted in the first quarter of the year to employees and non-employee directors based on the market price of the Company’s common stock on the grant date and recognized in compensation expense over the vesting period. In some instances, such as death, awards may vest concurrently with or following an employee’s termination.

Table of Content
A summary of the Company’s restricted stock unit activity for the year ended December 31, 2025 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2024	834	$73.00
Granted	491	82.40
Vested	(334)	63.87
Forfeited	(99)	82.40
Non-vested as of December 31, 2025	892	80.55
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
During the third quarter of 2022, the Company granted Special TSR PSUs to its Chairman and CEO under which the market condition is achieved on the first date during the five year performance period on which the sum of (i) the 60-day volume-weighted average closing price of the Company’s common stock, plus (ii) the cumulative value of any dividends paid during the five year performance period equals or exceeds $81.85. Vesting of this award is conditional upon the service condition even though the market condition was achieved prior to the end of the performance period. The grant date fair value of these awards was determined using a Monte Carlo simulation pricing model and compensation cost is recognized straight-line over a five year period. The Company also granted its Chairman and CEO Special EPS PSUs that are eligible to vest based on the level of compounded annual growth rate of the Company’s Adjusted EPS during the five year performance period. The grant date fair value of these awards is based on the market price of the Company’s common stock on the grant date and recognized as a compensation expense over a 4.3 year period, when it is probable the performance target will be met.
A summary of the Company’s performance stock unit activity for the year ended December 31, 2025 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2024	1,339	$54.28
Granted	152	69.69
Change in units based on performance	127	63.39
Vested	(255)	63.39
Forfeited	(16)	94.27
Non-vested as of December 31, 2025	1,347	54.67
The following assumptions were used to estimate the fair value of performance share units granted during the year ended December 31, 2025, 2024 and 2023 using the Monte Carlo simulation pricing model.

	2025	2024	2023
Expected term (in years)	2.4 - 2.8	2.8	2.9
Risk-free interest rate	3.6% - 4.0%	4.5%	4.4%
Assumed volatility	28.2% - 28.6%	28.9%	31.8%
Expected dividend rate	0.1%	0.1%	0.1%
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

Table of Content
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
Derivative Instruments
The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheets as of December 31, 2025 and 2024.

	December 31, 2025
	Derivative Classification	Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Fair value	$1,000.0	$4.5	$15.3	$—	$—
Cross-currency interest rate swap contracts	Net investment	1,332.7	10.7	—	—	130.5
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair value	$15.3	$—	$—	$—	$—
Foreign currency forwards	Fair value	171.6	—	—	0.9	—

	December 31, 2024
	Derivative Classification	Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Cash flow	$750.0	$—	$1.4	$0.9	$0.9
Cross-currency interest rate swap contracts	Net investment	1,074.3	11.5	15.8	—	—
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair value	$124.3	$1.8	$—	$—	$—
Foreign currency forwards	Fair value	69.0	—	—	1.2	—
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

Table of Content
Payments to settle cross-currency swaps are classified as financing cash flows in the Consolidated Statements of Cash Flows. All other cash flows related to derivatives are classified as operating cash flows in the Consolidated Statements of Cash Flows.
There were no off-balance sheet derivative instruments as of December 31, 2025 or 2024.
Interest Rate Swap Contracts Designated as Fair Value Hedges
As of December 31, 2025, the Company was the variable rate payor on four interest rate swap contracts that effectively convert a total of $400.0 million of the Company’s fixed rate borrowings to variable rate borrowings. These contracts expire in May 2029. These swap agreements qualify as hedging instruments and have been designated as fair value hedges of $400.0 million of the 2029 Notes, and were considered to be perfectly effective under the shortcut method.
As of December 31, 2025, the Company was the variable rate payor on two interest rate swap contracts that effectively convert a total of $250.0 million of the Company’s fixed rate borrowings to variable rate borrowings. These contracts expire in April 2031. These swap agreements qualify as hedging instruments and have been designated as fair value hedges of $250.0 million of the 2031 Notes, and were considered to be perfectly effective under the shortcut method.
As of December 31, 2025, the Company was the variable rate payor on two interest rate swap contracts that effectively convert a total of $250.0 million of the Company’s fixed rate borrowings to variable rate borrowings. These contracts expire in May 2033. These swap agreements qualify as hedging instruments and have been designated as fair value hedges of $250.0 million of the 2033 Notes, and were considered to be perfectly effective under the shortcut method.
As of December 31, 2025, the Company was the variable rate payor on one interest rate swap contract that effectively convert a total of $100.0 million of the Company’s fixed rate borrowings to variable rate borrowings. This contract expires in March 2034. This swap agreement qualifies as a hedging instrument and has been designated as a fair value hedge of $100.0 million of the 2034 Notes, and were considered to be perfectly effective under the shortcut method.

	December 31, 2025	December 31, 2024
Long-term debt:
Carrying amount of hedged debt	$1,019.8	$749.7
Cumulative hedging adjustments, included in carrying amount	19.8	(0.3)
Interest Rate Swap and Cap Contracts Designated as Cash Flow Hedges
In April 2024, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of debt. During the second quarter of 2024, the Company entered into and terminated cash flow hedges with notional value of $750.0 million in connection with the 2034 Notes and $500.0 million in connection with the 2054 Notes, both of which were issued on May 10, 2024. The Company and its counterparties terminated these contracts in May 2024. Prior to their termination, these swap agreements qualified as hedging instruments and were designated as cash flow hedges of forecasted interest payments. These forecasted interest payments are still expected to occur as specified in the Company’s hedge designations; therefore, the unrecognized loss at the time of termination will be reclassified into earnings over the term of the respective notes. The unrecognized loss in AOCI as of December 31, 2025 was $3.9 million, of which $0.3 million is expected to be reclassified into earnings as an increase to interest expense during the next 12 months.
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

Table of Content
the Company’s hedge designations; therefore, the unrecognized gain at the time of termination was reclassified into earnings over the remaining period of original term of the contracts, which ended in June 2025.
Gains on derivatives designated as cash flow hedges included in the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023 are presented in the table below.

	2025	2024	2023
Gain recognized in OCI on derivatives	$—	$1.6	$10.5
Gain reclassified from AOCI into income (effective portion)(1)	5.8	15.7	15.6
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
As of December 31, 2025, the Company was the fixed rate payor on three cross-currency interest rate swap contracts that replace a fixed rate of 5.4% on a total of $428.9 million with a fixed rate of 3.7% on a total of €400.0 million. These contracts expire in May 2027 and have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
As of December 31, 2025, the Company was the fixed rate payor on three cross-currency interest rate swap contracts that replace a fixed rate of 5.7% on a total of $322.7 million with a fixed rate of 4.1% on a total of €300.0 million. These contracts expire in May 2029 and have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
As of December 31, 2025, the Company was the fixed rate payor on three cross-currency interest rate swap contracts that replace a fixed rate of 5.7% on a total of $322.7 million with a fixed rate of 4.1% on a total of €300.0 million. These contracts expire in May 2031 and have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
The Company was previously the fixed rate payor on two cross-currency interest rate swap contracts that replaced a fixed rate of 3.2% on a total of $528.5 million with a fixed rate of 1.6% on a total of €500.0 million. These contracts were designated as net investment hedges of our Euro denominated subsidiaries until May 10, 2024 when they were terminated for $10.0 million. The payments to settle the termination of the cross currency interest rate swaps are included in “Payments to settle cross-currency swaps” within our Consolidated Statements of Cash Flows. The recorded AOCI at the termination of the cross-currency interest rate swaps will remain in AOCI until there is a substantial liquidation of the Company’s net investment in subsidiaries with EUR functional currencies.
The Company was previously a party to three cross-currency interest rate swap contracts where we received SOFR on a total of $525.7 million and paid EURIBOR on a total of €500.0 million. These contracts were designated as net investment hedges of our Euro denominated subsidiaries until May 10, 2024 when they were terminated for $9.9 million. The payments to settle the termination of the cross currency interest rate swaps are included in “Payments to settle cross-currency swaps” within our Consolidated Statements of Cash Flows. The recorded AOCI at the termination of the cross-currency interest rate swaps will remain in AOCI until there is a substantial liquidation of the Company’s net investment in subsidiaries with EUR functional currencies.
Gains (losses) on derivatives designated as net investment hedges included in the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023 are presented in the table below.

Table of Content

	2025	2024	2023
Gain (loss) recognized in OCI on derivatives	$(128.9)	$72.5	$(17.5)
Gain reclassified from AOCI into income (effective portion)(1)	18.2	17.7	19.0
(1)Gains (losses) on derivatives reclassified from AOCI into income were included in “Interest expense” in the Consolidated Statements of Operations.
Foreign Currency Forwards Not Designated as Hedging Instruments
The Company had ten foreign currency forward contracts outstanding as of December 31, 2025 with notional amounts ranging from $4.4 million to $73.4 million. These contracts are sometimes used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included within “Other operating expense, net” in the Consolidated Statements of Operations. The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty. It is the Company’s practice to recognize the gross amounts in the Consolidated Balance Sheets. The amount available to be netted is not material.
The Company’s gains (losses) on derivative instruments not designated as accounting hedges and total net foreign currency transaction gains (losses) for the years ended December 31, 2025, 2024 and 2023 were as follows.

	2025	2024	2023
Foreign currency forward contracts gains	4.5	0.1	0.3
Total foreign currency transaction losses, net	(18.6)	(3.2)	(5.1)
Credit Risk
Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the derivative instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a fraction of the notional amount. The Company minimizes the credit risk related to derivatives by transacting only with multiple, high-quality counterparties that are major financial institutions with investment-grade credit ratings. The Company has not experienced any financial loss as a result of counterparty nonperformance in the past. The majority of the derivative contracts to which the Company is a party, settle monthly or quarterly, or mature within one year. Because of these factors, the Company believes it has minimal credit risk related to derivative contracts as of December 31, 2025.
Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and industries to which the Company’s products and services are sold, as well as their dispersion across many different geographic areas. As a result, the Company does not believe it has any significant concentrations of credit risk as of December 31, 2025 or 2024.
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

Table of Content
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Refer to Note 1 “Summary of Significant Accounting Policies” for a discussion of the valuation assumptions utilized in the valuation of goodwill and indefinite-lived intangible assets.
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(1)	$24.4	$—	$—	$24.4
Interest rate swaps(2)	—	19.8	—	19.8
Cross-currency interest rate swaps(3)	—	10.7	—	10.7
Foreign currency forwards(4)	—	—	—	—
Total	$24.4	$30.5	$—	$54.9
Financial Liabilities
Deferred compensation plan(1)	$30.8	$—	$—	$30.8
Cross-currency interest rate swaps(3)	—	130.5	—	130.5
Contingent consideration(5)	—	—	44.0	44.0
Foreign currency forwards(4)	—	0.9	—	0.9
Total	$30.8	$131.4	$44.0	$206.2

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(1)	$21.0	$—	$—	$21.0
Interest rate swaps(2)	—	1.4	—	1.4
Cross-currency interest rate swaps(3)	—	27.3	—	27.3
Foreign currency forwards(4)	—	1.8	—	1.8
Total	$21.0	$30.5	$—	$51.5
Financial Liabilities
Deferred compensation plan(1)	$28.7	$—	$—	$28.7
Interest rate swaps(2)	—	1.8	—	1.8
Contingent consideration(5)	—	—	22.2	22.2
Foreign currency forwards(4)	—	1.2	—	1.2
Total	$28.7	$3.0	$22.2	$53.9
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

Table of Content
is categorized within Level 3 of the fair value hierarchy, as the measurement amount is based primarily on significant inputs that are not observable in the market.
The following table provides a reconciliation of the activity for contingent consideration for the years ended December 31, 2025 and 2024.

	2025	2024
Balance at beginning of period	$22.2	$42.2
Acquisitions	36.7	6.7
Changes in fair value	(16.7)	(15.3)
Payments	—	(10.0)
Foreign currency translation and other	1.8	(1.4)
Balance at end of period	$44.0	$22.2
As of December 31, 2025, the contingent consideration included in “Accrued liabilities” and “Other liabilities” on the Consolidated Balance Sheets were $3.5 million and $40.5 million, respectively.
Goodwill and Other Intangible Assets
Certain of our non-financial assets are subject to impairment analysis, including indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually. Any resulting impairment would require that the asset be recorded at its fair value. At December 31, 2024, we did not have any significant non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis. See Note 8, “Goodwill and Other Intangible Assets” for further discussion pertaining to our annual and interim evaluation of goodwill and other intangible assets for impairment, including the goodwill and other intangible asset impairment charges recognized during the year ended December 31, 2025.
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
The Company has undiscounted liabilities of $10.6 million and $13.6 million as of December 31, 2025 and 2024, respectively, on its Consolidated Balance Sheets to the extent costs are known or can be reasonably estimated for its remaining financial obligations for the environmental matters discussed above and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.
The Company has an insurance recovery receivable for probable environmental related recoveries of $1.7 million as of December 31, 2025 which was included in “Other assets” in the Consolidated Balance Sheets. There were no material recoveries received in the years ended December 31, 2025, 2024 and 2023.

Table of Content
Asbestos and Silica Related Litigation
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
Following the completion of the transfer, the Company no longer has any obligation with respect to pending and future asbestos claims. As such, the divested entities have been deconsolidated from the financial results of the Company as we no longer maintain control of the entities. Therefore, all associated assets and liabilities are no longer reported on the Consolidated Balance Sheet. For the year ended December 31, 2024, the transaction resulted in a pre-tax loss of $58.8 million, recorded to “Other operating expense, net.” Additionally, the Company recorded a tax benefit as a result of the reversal of previously recorded net deferred tax liabilities of $7.6 million, resulting in an after-tax loss of $51.2 million recorded in the second quarter of 2024.
The following table summarizes the impacts of the divestiture.

Assets divested:
Cash and cash equivalents	$153.5
Insurance recovery receivable	13.9
Liabilities divested:
Asbestos indemnity liability - current	(12.3)
Asbestos indemnity liability - noncurrent	(111.4)
Loss on Asbestos Sale, before transaction costs	43.7
Transaction costs	15.1
Loss on Asbestos Sale	58.8
Income tax benefit	(7.6)
Loss on Asbestos Sale, net of tax	$51.2
Note 22:    Other Operating Expense, Net
The components of “Other operating expense, net” for the years ended December 31, 2025, 2024 and 2023 were as follows.

	2025	2024	2023
Other Operating Expense, Net
Foreign currency transaction losses, net	$18.6	$3.2	$5.1
Restructuring charges, net(1)	51.4	31.2	19.9
Acquisition and other transaction related expenses(2)	22.0	47.1	52.2
Loss on asbestos sale(3)	—	58.8	—
Other, net	(0.5)	(1.7)	0.5
Total other operating expense, net	$91.5	$138.6	$77.7
(1)See Note 4 “Restructuring.”

Table of Content
(2)Represents costs associated with successful and abandoned acquisitions, including third-party expenses, post-closure integration costs and non-cash charges and credits arising from fair value purchase accounting adjustments.
(3)See Note 21 “Contingencies.”
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
The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Income Before Income Taxes for the years ended December 31, 2025, 2024 and 2023.

	Industrial Technologies and Services			Precision and Science Technologies			Total
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Revenue	$6,056.4	$5,818.1	$5,632.8	1,594.5	1,416.9	1,243.3	$7,650.9	$7,235.0	$6,876.1
Segment cost of sales(1)	3,346.8	3,193.3	3,225.0	825.6	736.2	648.8	4,172.4	3,929.5	3,873.8
Segment selling and administrative expenses(2)	963.5	868.5	818.5	291.2	264.6	222.5	1,254.7	1,133.1	1,041.0
Other segment items(3)	(1.8)	1.5	2.0	(0.3)	(2.7)	(0.8)	(2.1)	(1.2)	1.2
Segment Adjusted EBITDA	$1,747.9	$1,754.8	$1,587.3	478.0	418.8	372.8	2,225.9	2,173.6	1,960.1
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
(3)Other miscellaneous segment expenses.

Table of Content

	2025	2024	2023
Total Segment Adjusted EBITDA	$2,225.9	$2,173.6	$1,960.1
Less items to reconcile Segment Adjusted EBITDA to Income Before Income Taxes:
Corporate expenses not allocated to segments	132.1	155.5	173.3
Interest expense	253.9	213.2	156.7
Depreciation and amortization expense(1)	501.3	478.0	455.4
Impairment of goodwill and other intangible assets	273.4	13.9	—
Restructuring and related business transformation costs(2)	51.7	32.3	22.9
Acquisition and other transaction related expenses and non-cash charges(3)	26.0	59.8	63.9
Stock-based compensation	53.0	58.8	51.9
Foreign currency transaction losses, net	18.6	3.2	5.1
Loss on extinguishment of debt	—	3.0	13.5
Adjustments to LIFO inventories	17.8	6.7	12.0
Cybersecurity incident costs(4)	(1.3)	0.5	2.3
Loss on asbestos sale	—	58.8	—
Interest income on cash and cash equivalents	(30.0)	(43.3)	(28.8)
Other adjustments(5)	(5.9)	0.4	0.8
Income Before Income Taxes	$935.3	$1,132.8	$1,031.1
(1)Depreciation and amortization expense excludes $4.5 million, $4.0 million and $3.7 million of depreciation of rental equipment for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Restructuring and related business transformation costs consist of the following.

	2025	2024	2023
Restructuring charges	$51.4	$31.2	$19.9
Facility reorganization, relocation and other costs	0.3	1.1	3.0
Total restructuring and related business transformation costs	$51.7	$32.3	$22.9
(3)Represents costs associated with successful and abandoned acquisitions, including third-party expenses, post-closure integration costs and non-cash charges and credits arising from fair value purchase accounting adjustments.
(4)Represents expected non-recoverable costs associated with a cybersecurity event, net of insurance recoveries.
(5)Includes (i) pension and other postretirement benefits (“OPEB”) plan costs other than service cost and (ii) other miscellaneous adjustments.
The following tables provide summarized information about the Company’s reportable segments.
Depreciation and Amortization Expense

	2025	2024	2023
Industrial Technologies and Services	$282.1	$296.0	$313.8
Precision and Science Technologies	219.1	177.1	135.4
Corporate and other	4.6	8.9	9.9
Total depreciation and amortization expense	$505.8	$482.0	$459.1
Capital Expenditures

	2025	2024	2023
Industrial Technologies and Services	$92.5	$83.0	$83.9
Precision and Science Technologies	36.9	21.3	18.5
Corporate and other	6.2	44.8	3.0
Total capital expenditures	$135.6	$149.1	$105.4

Table of Content
Identifiable Assets

	2025	2024
Industrial Technologies and Services	$11,266.4	$10,369.6
Precision and Science Technologies	5,656.4	5,884.1
Corporate and other	1,374.4	1,756.1
Total identifiable assets	$18,297.2	$18,009.8
The following table presents property, plant and equipment, net by geographic region for the years ended December 31, 2025, and 2024.

	2025	2024
United States	$383.8	$381.8
Other Americas	50.1	38.1
Total Americas	433.9	419.9
EMEIA(1)	328.3	256.5
China	149.9	152.3
Other Asia Pacific	18.2	13.4
Total Asia Pacific	168.1	165.7
Total	$930.3	$842.1
(1)Europe, Middle East, India and Africa (“EMEIA”)
Note 24:    Earnings Per Share
The calculation of earnings per share is based on the weighted-average number of the Company’s shares outstanding for the applicable period. The calculation of diluted earnings per share reflects the effect of all potentially dilutive shares that were outstanding during the respective periods, unless the effect of doing so is antidilutive. The Company uses the treasury stock method to calculate the dilutive effect of outstanding share-based compensation awards. The number of weighted-average shares outstanding used in the computations of basic and diluted earnings per share for the years ended December 31, 2025, 2024 and 2023 were as follows.

	2025	2024	2023
Weighted-average shares outstanding - Basic	398.1	403.4	404.8
Dilutive effect of outstanding share-based compensation awards	2.9	3.8	4.2
Weighted-average shares outstanding - Diluted	401.0	407.2	409.0
For the years ended December 31, 2025, 2024 and 2023, there were 1.1 million, 0.5 million and 1.3 million anti-dilutive shares that were not included in the computation of diluted earnings per share, respectively.
Note 25:    Equity Method Investment
The Company previously sold its majority interest in the legacy High Pressure Solutions (“HPS”) upstream oil and gas business while retaining a 45% common equity interest. The Company expects to maintain its minority investment indefinitely and is unable to estimate when this interest may be disposed.
The Company accounts for this investment as an equity method investment and evaluates the investment each reporting period for evidence of a loss in value. During the second quarter of 2025, the Company received an updated long-term forecast which indicated a decline in value that was determined to be other than temporary. A valuation of the investment was performed using a discounted cash flow model. After completing its impairment assessment, management determined that the carrying amount exceeded its estimated fair value and the assumptions that most significantly affected the fair value determination included projected cash flows and the discount rate which were unobservable inputs. As a result, the Company recognized an impairment charge of $120.9 million in the three month period ended June 30, 2025, which is included in “Loss on equity method investments” on our Consolidated Statement of Operations. The carrying value of this equity method investment was $0.0 million and $128.6 million at December 31, 2025 and December 31, 2024, respectively, and is included in “Other assets” in our Consolidated Balance Sheets.

Table of Content
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Ingersoll Rand Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ingersoll Rand Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to several businesses acquired during the year ended December 31, 2025 disclosed in Note 3 to the financial statements. Those businesses represented approximately 1% of the Company’s consolidated total assets (excluding goodwill and intangibles which were included in management’s assessment of internal control over financial reporting as of December 31, 2025) and less than 3% of the consolidated total revenues as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting related to those acquisitions.
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

Table of Content
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
Goodwill Impairment Assessment – Refer to Note 8 to the Financial Statements
Critical Audit Matter Description
Management assesses goodwill at least annually as of October 1 for impairment, or more frequently if certain events or circumstances warrant. During the second quarter of 2025, certain organizational changes occurred that impacted the composition of all reporting units within the Precision and Science Technologies segment. As a result of these changes, the Company performed interim goodwill impairment tests for reporting units in this segment and recognized a non-cash impairment of $170.3 million to reduce the carrying value of goodwill for the BioPharma reporting unit. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a combination of a discounted cash flow model (75%) and the market approach (25%). The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to estimated future revenues, estimated future EBITDA, and discount rates. The determination of the fair value using the market approach requires management to make significant estimates and assumptions related to selection of valuation multiples. Changes in those estimates and assumptions related to goodwill could have a significant impact on either the fair value, the amount of any impairment charge, or both.
We identified the Company’s impairment evaluation of goodwill in the BioPharma reporting unit in the second quarter of 2025 as a critical audit matter because of the level of judgment that management needed to exercise in estimating future revenues and EBITDA and in determining the appropriate valuation multiples and the discount rate. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to estimated future revenues, estimated future EBITDA, valuation multiples, and discount rate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures included the following, among others:
•We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s determination of the fair values of the reporting unit, including those over the estimation of future revenues and EBITDA, and the selection of valuation multiples and discount rate.
•We evaluated the reasonableness of management’s estimated future revenues and estimated future EBITDA by:
◦Comparing the estimates to historical results;
◦Inquiry with non-accounting personnel;
◦Corroborating assumptions and estimates underlying the estimates with internal communications to executive management and the Board of Directors; and
◦Comparing the estimates to information included in analyst and industry reports for the Company and selected peer companies in its peer group and current economic trends.
•With the assistance of our fair value specialists, we evaluated the valuation multiples and discount rate, including testing the underlying market-based source information and the mathematical accuracy of the calculations, developing a range of independent valuation assumptions and comparing those to the discount rate selected by management, and assessing the selection of valuation multiples.
/s/ DELOITTE & TOUCHE LLP
Charlotte, NC

Table of Content
February 17, 2026
We have served as the Company’s auditor since 2013.

Table of Content
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to several businesses acquired during the year ended December 31, 2025 as disclosed in Note 3 to the consolidated financial statements. These businesses represented approximately 1% of the Company’s consolidated total assets (excluding goodwill and intangibles which were included in management’s assessment of internal control over financial reporting as of December 31, 2025) and less than 3% of the consolidated total revenues as of and for the year ended December 31, 2025. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
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
Consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to several businesses acquired during the year ended December 31, 2025 as disclosed in Note 3 to the consolidated financial statements. These businesses represented approximately 1% of the Company’s consolidated total assets (excluding goodwill and intangibles which were included in management’s assessment of internal control over financial reporting as of December 31, 2025) and less than 3% of the consolidated total revenues as of and for the year ended December 31, 2025.
Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Table of Content
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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
The remaining information required by this Item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2025.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below, the information required by this Item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2025.

Table of Content
Equity Compensation Plan Information
The following table provides information as of December 31, 2025 about our common stock that may be issued pursuant to awards granted to employees, consultants or directors under all of our existing equity compensation plans including our 2013 Stock Incentive Plan and 2017 Omnibus Incentive Plan. All equity compensation plans are described more fully in Note 18 “Stock-Based Compensation Plans” to our audited consolidated financial statements included elsewhere in this Form 10-K.

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants And Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in the first column)(3)
Equity compensation plans approved by securityholders	6,899,712	$49.83	5,192,666
(1)Total includes 555,677 stock options under the Company’s 2013 Stock Incentive Plan and 3,758,584 stock options and 2,585,451 restricted stock units under the Company’s 2017 Omnibus Incentive Plan. The restricted stock units are based on the maximum number of shares issuable under restricted stock units that are subject to performance conditions.
(2)The weighted average exercise price relates only to stock options. The calculation of the weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration.
(3)These shares are available for grant as of December 31, 2025 under the Company’s 2017 Omnibus Incentive Plan. This includes 8,550,000 shares initially authorized for issuance under the Company’s 2017 Omnibus Incentive Plan, 11,000,000 shares authorized for issuance under the Company’s 2017 Omnibus Incentive Plan as part of the merger with Ingersoll Rand Industrial and shares subject to awards under the Company’s 2013 Stock Incentive Plan that expired or were otherwise forfeited or terminated in accordance with their terms without the delivery of shares of the Company’s common stock in settlement thereof.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2025.
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
The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

Table of Content
Exhibits

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Ingersoll Rand Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2021)
3.2	Third Amended and Restated Bylaws of Ingersoll Rand Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2023)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on May 3, 2017)
4.2	Description of Ingersoll Rand Inc.’s Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2024)
4.3	Base Indenture, dated as of August 14, 2023, among Ingersoll Rand Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 14, 2023).
4.4	2028 Notes Supplemental Indenture No. 1, dated as of August 14, 2023, among Ingersoll Rand Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 14, 2023).
4.5	2033 Notes Supplemental Indenture No. 1, dated as of August 14, 2023, among Ingersoll Rand Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 14, 2023).
4.6	Form of Global Note for 5.400% Senior Notes due 2028 (included in Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 14, 2023 and incorporated by reference herein).
4.7	Form of Global Note for 5.700% Senior Notes due 2033 (included in Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 14, 2023 and incorporated by reference herein).
4.8	Third Supplemental Indenture, dated as of May 10, 2024, among Ingersoll Rand Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2024).
4.9	Form of Global Note for 5.197% Senior Notes due 2027 (included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2024 and incorporated by reference herein).
4.10	Form of Global Note for 5.176% Senior Notes due 2029 (included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2024 and incorporated by reference herein).
4.11	Form of Global Note for 5.314% Senior Notes due 2031 (included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2024 and incorporated by reference herein).
4.12	Form of Global Note for 5.450% Senior Notes due 2034 (included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2024 and incorporated by reference herein).
4.13	Form of Global Note for 5.700% Senior Notes due 2054 (included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2024 and incorporated by reference herein).
10.1†	2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.2†	Form of Management Stockholder’s Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.3†	Form of Director Stock Option Agreement under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.4†	Form of Management Stock Option Agreement (May 2016, 3 year vesting) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.5†	Form of Management Stock Option Agreement (December 2016) under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.6†	Form of Amendment to Stock Option Agreement or Stock Appreciation Right Agreement under the 2013 Stock Incentive Plan for Key Employees of Gardner Denver Holdings, Inc. (formerly known as Renaissance Parent Corp.) and its Subsidiaries (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)
10.7†	Offer Letter, dated November 25, 2013, between Gardner Denver, Inc. and Andy Schiesl (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 filed on February 28, 2017)

Table of Content

10.8†	Employment Agreement, dated September 1, 2022, between Ingersoll Rand Inc. and Vicente Reynal (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 4, 2022)
10.9†	Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed on March 2, 2020)
10.10†
First Amendment to Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2021)

10.11†	Form of Stock Option Grant Notice and Agreement under the Gardner Denver Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed on February 16, 2018)
10.12†	Gardner Denver, Inc. Supplemental Excess Defined Contribution Plan (January 1, 2019 Restatement) (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2019)
10.13†
Form of Stock Option Grant Notice and Agreement under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2020)

10.14†
Form of Restricted Stock Unit Grant Notice and Agreement (4-yr vesting) (2022) under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed on February 25, 2022)

10.15†
Form of Stock Option Grant Notice and Agreement (2022) under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed on February 25, 2022)

10.16†	Form of Performance Stock Unit Grant Notice and Agreement (2022) under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan
10.17†	Performance Stock Unit Grant Notice and Agreement, dated September 1, 2022, between Ingersoll Rand Inc. and Vicente Reynal (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 4, 2022)
10.18†	Form of Stock Option Grant Notice and Agreement (5-yr vesting) for Vicente Reynal (2023) under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit A to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 4, 2022)
10.19†	Ingersoll Rand Inc. Executive Change in Control & Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 31, 2025)
10.20†	Form of Director Restricted Stock Unit Grant Notice and Agreement under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan
10.21†	Form of Performance Stock Unit Grant Notice and Agreement (2026) under the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan
10.22	Credit Agreement, dated as of May 10, 2024, by and among Ingersoll Rand Inc., the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2024)
19.1	Ingersoll Rand Inc. Securities Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed on February 19, 2025)
21	Subsidiaries of Ingersoll Rand Inc. as of December 31, 2025
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
97.1	Ingersoll Rand Inc. Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2024)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

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
ITEM 16. FORM 10-K SUMMARY
None.

Table of Content
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on the 17th day of February 2026, by the undersigned, thereunto duly authorized.

Ingersoll Rand Inc.

By:	/s/ Vicente Reynal
Name: Vicente Reynal
Title: Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 17th day of February 2026, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity
/s/ Vicente Reynal	Chairman of the Board and Chief Executive Officer
Vicente Reynal	(Principal Executive Officer), Director

/s/ Vikram U. Kini	Senior Vice President and Chief Financial Officer
Vikram U. Kini	(Principal Financial Officer)

/s/ Michael J. Scheske	Vice President and Chief Accounting Officer
Michael J. Scheske	(Principal Accounting Officer)

/s/ William P. Donnelly	Director
William P. Donnelly

/s/ Jerome Guillen	Director
Jerome Guillen

/s/ Jennifer Hartsock	Director
Jennifer Hartsock

/s/ John Humphrey	Director
John Humphrey

/s/ Marc E. Jones	Director
Marc E. Jones

/s/ Aurobind Satpathy	Director
Aurobind Satpathy

/s/ JoAnna L. Sohovich	Director
JoAnna L. Sohovich

/s/ Mark P. Stevenson	Director
Mark P. Stevenson

/s/ Michelle Swanenburg	Director
Michelle Swanenburg