Form 10-Q
period 2026-06-30
Ingersoll Rand Inc.
filed 2026-07-31
CIK 1699150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The registrant had outstanding 387,999,429 shares of Common Stock, par value $0.01 per share, as of July 24, 2026.

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

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2026	2025	2026	2025
Revenues	$2,048.8	$1,887.9	$3,896.0	$3,604.7
Cost of sales	1,186.2	1,063.0	2,241.0	2,014.3
Gross Profit	862.6	824.9	1,655.0	1,590.4
Selling and administrative expenses	400.8	371.2	771.5	721.2
Amortization of intangible assets	102.6	91.6	210.1	182.9
Impairment of goodwill	—	229.7	—	229.7
Impairment of other intangible assets	—	36.1	—	36.1
Other operating expense (income), net	(21.1)	19.9	3.4	41.6
Operating Income	380.3	76.4	670.0	378.9
Interest expense	63.3	62.7	127.1	123.9
Other income, net	(10.1)	(14.4)	(14.1)	(26.2)
Income Before Income Taxes	327.1	28.1	557.0	281.2
Provision for income taxes	69.1	21.0	105.2	79.5
Loss on equity method investments	—	(120.9)	—	(127.1)
Net Income (Loss)	258.0	(113.8)	451.8	74.6
Less: Net income attributable to noncontrolling interests	1.2	1.5	2.9	3.4
Net Income (Loss) Attributable to Ingersoll Rand Inc.	$256.8	$(115.3)	$448.9	$71.2

Basic earnings (loss) per share	0.66	(0.29)	1.15	0.18
Diluted earnings (loss) per share	0.66	(0.29)	1.15	0.18
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2026	2025	2026	2025
Comprehensive Income Attributable to Ingersoll Rand Inc.
Net income (loss) attributable to Ingersoll Rand Inc.	$256.8	$(115.3)	$448.9	$71.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	(23.2)	215.7	(64.5)	339.4
Unrecognized gain (loss) on cash flow hedges	—	(2.9)	0.1	(6.0)
Pension and other postretirement prior service cost and gain (loss), net	(0.8)	(3.1)	(1.0)	(5.7)
Total other comprehensive income (loss), net of tax	(24.0)	209.7	(65.4)	327.7
Comprehensive income attributable to Ingersoll Rand Inc.	$232.8	$94.4	$383.5	$398.9
Comprehensive Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$1.2	$1.5	$2.9	$3.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	(0.2)	(0.3)	(1.4)	0.4
Total other comprehensive income (loss), net of tax	(0.2)	(0.3)	(1.4)	0.4
Comprehensive income attributable to noncontrolling interests	1.0	1.2	1.5	3.8
Total Comprehensive Income	$233.8	$95.6	$385.0	$402.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,173.5	$1,248.8
Accounts receivable, net of allowance for credit losses of $65.0 and $66.8, respectively	1,514.8	1,518.0
Inventories	1,233.0	1,172.9
Other current assets	367.8	308.3
Total current assets	4,289.1	4,248.0
Property, plant and equipment, net of accumulated depreciation of $743.0 and $689.6, respectively	907.1	930.3
Goodwill	8,541.9	8,484.1
Other intangible assets, net	4,072.3	4,240.3
Deferred tax assets	44.1	38.7
Other assets	339.6	355.8
Total assets	$18,194.1	$18,297.2
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$699.8	$1.4
Accounts payable	911.4	996.1
Accrued liabilities	1,043.2	1,068.8
Total current liabilities	2,654.4	2,066.3
Long-term debt, less current maturities	4,068.7	4,783.3
Pensions and other postretirement benefits	127.3	134.2
Deferred income tax liabilities	712.5	696.9
Other liabilities	388.2	462.5
Total liabilities	$7,951.1	$8,143.2
Commitments and contingencies (Note 18)	—	—
Stockholders’ equity
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 432,922,423 and 431,753,302 shares issued as of June 30, 2026 and December 31, 2025, respectively	4.3	4.3
Capital in excess of par value	9,748.7	9,699.9
Retained earnings	3,486.3	3,053.1
Accumulated other comprehensive loss	(213.7)	(148.3)
Treasury stock at cost; 44,927,534 and 40,631,613 shares as of June 30, 2026 and December 31, 2025, respectively	(2,848.3)	(2,519.2)
Total Ingersoll Rand Inc. stockholders’ equity	$10,177.3	$10,089.8
Noncontrolling interests	65.7	64.2
Total stockholders’ equity	$10,243.0	$10,154.0
Total liabilities and stockholders’ equity	$18,194.1	$18,297.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Month Period Ended June 30, 2026
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	432.8	$4.3	$9,729.4	$3,237.4	$(189.7)	$(2,606.3)	$10,175.1	$64.7	$10,239.8
Net income	—	—	—	256.8	—	—	256.8	1.2	258.0
Dividends declared	—	—	—	(7.9)	—	—	(7.9)	—	(7.9)
Issuance of common stock for stock-based compensation plans	0.1	—	1.8	—	—	—	1.8	—	1.8
Purchases of treasury stock	—	—	—	—	—	(242.2)	(242.2)	—	(242.2)
Issuance of treasury stock for stock-based compensation plans	—	—	(0.3)	—	—	0.2	(0.1)	—	(0.1)
Stock-based compensation	—	—	17.8	—	—	—	17.8	—	17.8
Other comprehensive loss, net of tax	—	—	—	—	(24.0)	—	(24.0)	(0.2)	(24.2)
Balance at end of period	432.9	$4.3	$9,748.7	$3,486.3	$(213.7)	$(2,848.3)	$10,177.3	$65.7	$10,243.0

	Three Month Period Ended June 30, 2025
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	431.4	$4.3	$9,651.7	$2,681.9	$(350.5)	$(1,502.6)	$10,484.8	$68.9	$10,553.7
Net income (loss)	—	—	—	(115.3)	—	—	(115.3)	1.5	(113.8)
Dividends declared	—	—	—	(8.0)	—	—	(8.0)	—	(8.0)
Issuance of common stock for stock-based compensation plans	0.1	—	3.8	—	—	—	3.8	—	3.8
Purchases of treasury stock	—	—	—	—	—	(504.6)	(504.6)	—	(504.6)
Issuance of treasury stock for stock-based compensation plans	—	—	—	—	—	0.2	0.2	—	0.2
Stock-based compensation	—	—	16.7	—	—	—	16.7	—	16.7
Other comprehensive income (loss), net of tax	—	—	—	—	209.7	—	209.7	(0.3)	209.4
Balance at end of period	431.5	$4.3	$9,672.2	$2,558.6	$(140.8)	$(2,007.0)	$10,087.3	$70.1	$10,157.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(Unaudited; in millions)

	Six Month Period Ended June 30, 2026
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	431.8	$4.3	$9,699.9	$3,053.1	$(148.3)	$(2,519.2)	$10,089.8	$64.2	$10,154.0
Net income	—	—	—	448.9	—	—	448.9	2.9	451.8
Dividends declared	—	—	—	(15.7)	—	—	(15.7)	—	(15.7)
Issuance of common stock for stock-based compensation plans	1.1	—	17.0	—	—	—	17.0	—	17.0
Purchases of treasury stock	—	—	—	—	—	(331.7)	(331.7)	—	(331.7)
Issuance of treasury stock for stock-based compensation plans	—	—	(1.9)	—	—	2.6	0.7	—	0.7
Stock-based compensation	—	—	33.7	—	—	—	33.7	—	33.7
Other comprehensive loss, net of tax	—	—	—	—	(65.4)	—	(65.4)	(1.4)	(66.8)
Balance at end of period	432.9	$4.3	$9,748.7	$3,486.3	$(213.7)	$(2,848.3)	$10,177.3	$65.7	$10,243.0

	Six Month Period Ended June 30, 2025
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Ingersoll Rand Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares Issued	Par
Balance at beginning of period	430.7	$4.3	$9,633.6	$2,503.5	$(468.5)	$(1,493.9)	$10,179.0	$66.3	$10,245.3
Net income	—	—	—	71.2	—	—	71.2	3.4	74.6
Dividends declared	—	—	—	(16.1)	—	—	(16.1)	—	(16.1)
Issuance of common stock for stock-based compensation plans	0.8	—	8.9	—	—	—	8.9	—	8.9
Purchases of treasury stock	—	—	—	—	—	(514.6)	(514.6)	—	(514.6)
Issuance of treasury stock for stock-based compensation plans	—	—	(1.2)	—	—	1.5	0.3	—	0.3
Stock-based compensation	—	—	30.9	—	—	—	30.9	—	30.9
Other comprehensive income, net of tax	—	—	—	—	327.7	—	327.7	0.4	328.1
Balance at end of period	431.5	$4.3	$9,672.2	$2,558.6	$(140.8)	$(2,007.0)	$10,087.3	$70.1	$10,157.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

INGERSOLL RAND INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	For the Six Month Period Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$451.8	$74.6
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	210.1	182.9
Depreciation	59.6	57.6
Impairment of goodwill and other intangible assets	—	265.8
Stock-based compensation expense	33.7	30.9
Loss on equity method investments	—	127.1
Foreign currency transaction losses, net	4.9	12.8
Non-cash adjustments to carrying value of LIFO inventories	11.6	10.3
Other non-cash adjustments	3.1	4.8
Changes in assets and liabilities:
Receivables	5.3	38.3
Inventories	(76.7)	(86.0)
Accounts payable	(68.3)	(44.2)
Accrued liabilities	(39.5)	(50.6)
Other assets and liabilities, net	(100.0)	(122.2)
Net cash provided by operating activities	495.6	502.1
Cash Flows Used In Investing Activities:
Capital expenditures	(63.3)	(69.0)
Net cash paid in acquisitions	(162.0)	(210.4)
Proceeds from disposals of property, plant and equipment	5.0	—
Net cash used in investing activities	(220.3)	(279.4)
Cash Flows Used In Financing Activities:
Purchases of treasury stock, including excise tax payments	(338.8)	(510.7)
Cash dividends on common shares	(15.7)	(16.1)
Proceeds from stock option exercises	17.7	9.1
Payments of deferred and contingent acquisition consideration	(5.8)	(2.8)
Other financing	(1.5)	(2.6)
Net cash used in financing activities	(344.1)	(523.1)
Effect of exchange rate changes on cash and cash equivalents	(6.5)	69.8
Net decrease in cash and cash equivalents	(75.3)	(230.6)
Cash and cash equivalents, beginning of period	1,248.8	1,541.2
Cash and cash equivalents, end of period	$1,173.5	$1,310.6
Supplemental Cash Flow Information
Cash paid for income taxes, net of refunds	$144.1	$129.2
Cash paid for interest, net of interest rate derivative settlements	122.9	123.9
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
The results of operations for the three and six month period ended June 30, 2026 are not necessarily indicative of future results.
Recently Adopted Accounting Standard Updates (“ASU”)
In July 2025, the Financial Accounting Standards Board (the “FASB”) issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendment is effective for fiscal years beginning after December 15, 2025. The amendments in this update were applied prospectively. The adoption has not had a material effect on our consolidated financial statements.
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

Note 2. Acquisitions
Acquisitions in 2026
On January 5, 2026, the Company completed the acquisition of Scinomix, Inc. (“Scinomix”) for cash consideration of $46.4 million. The business is a manufacturer of automation equipment for life-science laboratories. The acquisition will enable Ingersoll Rand to combine several existing technologies with Scinomix’s offerings to provide comprehensive, end-to-end solutions in lab environments. Scinomix has been reported within the Precision and Science Technologies segment.
On May 4, 2026, the Company completed the acquisition of Fox s.r.l. and XF s.r.l. (collectively “Fox”) for cash consideration of $75.0 million. The business is a manufacturer of hydropneumatic accumulators, pulsation dampeners, calibration pots, and instrumentation to stabilize flow and pressure in dosing systems, protecting downstream equipment and improving the performance in complex solutions. The acquisition will enable Ingersoll Rand to combine technologies with Fox’s offerings to provide comprehensive, end-to-end metering and dosing solutions. Fox has been reported within the Precision and Science Technologies segment.
Other acquisitions completed during the six months ended June 30, 2026 include two sales and service businesses, which have been reported within the Industrial Technologies and Services segment. The aggregate consideration for these acquisitions was $41.8 million.
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

Accounts receivable	$11.8
Inventories	9.4
Other current assets	0.7
Property, plant and equipment	1.3
Goodwill	106.9
Other intangible assets	52.1
Other assets	4.1
Total current liabilities	(8.9)
Deferred tax liabilities	(10.0)
Other noncurrent liabilities	(4.2)
Total consideration	$163.2
The aggregate revenue and operating income included in the condensed consolidated financial statements for these acquisitions subsequent to the dates of acquisition was $10.3 million and $2.3 million for the three month period ended June 30, 2026, respectively, and $14.5 million and $2.7 million for the six month period then ended, respectively. The operating income of these acquired businesses includes the effects of acquisition-related accounting adjustments such as amortization of intangible assets and fair value adjustments to acquired inventory.
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
Other acquisitions completed during the year ended December 31, 2025 include seven sales and service businesses, which have been reported within the Industrial Technologies and Services segment, and one manufacturing business, which has been reported within the Precision and Science Technologies segment. The aggregate consideration for these acquisitions was $57.0 million.
The following table summarizes the allocation of consideration for all businesses acquired in 2025 to the fair values of identifiable assets acquired and liabilities assumed at the acquisition dates. Purchase accounting for all 2025 acquisitions is substantially complete.

	TMIC/Adicomp	All Others	Total
Accounts receivable	$22.8	$29.2	$52.0
Inventories	34.5	28.9	63.4
Other current assets	4.7	3.3	8.0
Property, plant and equipment	30.8	13.2	44.0
Goodwill	97.9	263.1	361.0
Other intangible assets	80.6	105.9	186.5
Other assets	0.7	7.3	8.0
Total current liabilities	(54.5)	(36.9)	(91.4)
Deferred tax liabilities	(21.7)	(14.6)	(36.3)
Other noncurrent liabilities	(3.5)	(4.9)	(8.4)
Total consideration	$192.3	$394.5	$586.8
The revenues included in the condensed consolidated financial statements for these acquisitions subsequent to their date of acquisition was $72.0 million and $26.2 million for the three month periods ended June 30, 2026 and 2025, respectively, and $142.3 million and $35.7 million for the six month periods then ended, respectively. The operating income included in the condensed consolidated financial statements for these acquisitions subsequent to their date of acquisition was $10.5 million and $4.2 million for the three month periods ended June 30, 2026 and 2025, respectively, and $19.7 million and $3.5 million for the six month periods then ended, respectively. The operating income of these acquired businesses include the effects of acquisition-related accounting adjustments such as amortization of intangible assets and fair value adjustments to acquired inventory.

Note 3. Restructuring
2026 and 2025 Actions
The Company continues to undertake restructuring actions to optimize our cost structure. Charges incurred from actions taken in 2026 and 2025 include workforce restructuring, facility consolidation and other exit and disposal costs.
For the three and six month periods ended June 30, 2026 and 2025, “Restructuring charges, net” were recognized within “Other operating expense (income), net” in the Condensed Consolidated Statements of Operations and consisted of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2026	2025	2026	2025
Industrial Technologies and Services	$0.6	$1.8	$3.2	$5.8
Precision and Science Technologies	2.3	0.9	8.0	2.3
Corporate	0.3	0.5	0.7	0.4
Restructuring charges, net	$3.2	$3.2	$11.9	$8.5
The following table summarizes the activity associated with the Company’s restructuring programs for the three and six month periods ended June 30, 2026 and 2025.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$34.8	$17.0	$39.9	$22.3
Charged to expense - termination benefits	1.7	2.7	9.6	7.4
Charged to expense - other	1.5	0.5	2.3	1.1
Payments	(12.0)	(5.4)	(25.5)	(16.5)
Currency translation adjustment and other	(0.1)	1.2	(0.4)	1.7
Balance at end of period	$25.9	$16.0	$25.9	$16.0
Note 4. Allowance for Credit Losses
The allowance for credit losses for the three and six month periods ended June 30, 2026 and 2025 consisted of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2026	2025	2026	2025
Balance at beginning of the period	$65.4	$63.0	$66.8	$57.3
Provision charged to expense	4.8	2.3	5.7	7.1
Write-offs, net of recoveries	(5.4)	(0.8)	(7.6)	(1.4)
Foreign currency translation and other	0.2	1.7	0.1	3.2
Balance at end of the period	$65.0	$66.2	$65.0	$66.2

Note 5. Inventories
Inventories as of June 30, 2026 and December 31, 2025 consisted of the following.

	June 30, 2026	December 31, 2025
Raw materials, including parts and subassemblies	$759.2	$737.3
Work-in-process	161.7	128.7
Finished goods	420.7	403.9
	1,341.6	1,269.9
LIFO reserve	(108.6)	(97.0)
Inventories	$1,233.0	$1,172.9
Note 6. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill attributable to each reportable segment for the six month period ended June 30, 2026 is presented in the table below.

	Industrial Technologies and Services	Precision and Science Technologies	Total
Balance at beginning of period	$5,385.5	$3,098.6	$8,484.1
Acquisitions	34.7	72.2	106.9
Foreign currency translation and other(1)	(32.2)	(16.9)	(49.1)
Balance at end of period	$5,388.0	$3,153.9	$8,541.9
(1)Includes measurement period adjustments
Accumulated impairment losses totaled $220.6 million within the Industrial Technologies and Services segment and $229.7 million within the Precision and Science Technologies segment as of both June 30, 2026 and December 31, 2025.
Other Intangible Assets, Net
Other intangible assets as of June 30, 2026 and December 31, 2025 consisted of the following.

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer lists and relationships	$4,305.0	$(2,317.2)	$1,987.8	$4,292.9	$(2,186.3)	$2,106.6
Technology	578.6	(355.2)	223.4	573.5	(325.2)	248.3
Tradenames	335.1	(81.7)	253.4	327.6	(53.1)	274.5
Other	168.4	(128.1)	40.3	163.4	(125.0)	38.4
Unamortized intangible assets
Tradenames	1,567.4	—	1,567.4	1,572.5	—	1,572.5
Total other intangible assets	$6,954.5	$(2,882.2)	$4,072.3	$6,929.9	$(2,689.6)	$4,240.3
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

In the second quarter of 2025, the Company recognized non-cash impairments of $170.3 million and $59.4 million to reduce the carrying value of goodwill of our Biopharma and Aerospace & Defense reporting units, respectively. Both the Biopharma and Aerospace & Defense reporting units were comprised entirely of businesses acquired in the recent ILC Dover transaction.
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
As of June 30, 2026 and December 31, 2025, there were no indications that the carrying value of goodwill and other intangible assets may not be recoverable. However, a prolonged adverse impact of geopolitical or macroeconomic events on the Company’s consolidated financial results may require an impairment charge related to one or more of these intangible assets in a future period.
Note 7. Supply Chain Finance Program
The Company has agreements with financial institutions to facilitate a supply chain finance program (the “SCF Program”). Under the SCF Program, qualifying suppliers may elect to sell their receivables from the Company to the financial institution. Participating suppliers negotiate arrangements for sale of their receivables directly with the financial institution, and the terms of the Company’s payment obligations are not impacted by a supplier’s participation in the SCF Program. Once a qualifying supplier elects to participate in the SCF Program and reaches an agreement with the financial institution, the supplier elects which individual Company invoices they sell to the financial institution. However, all of the Company’s payments to participating suppliers are paid to the financial institution on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the financial institution. The Company has not pledged any assets as security or provided other forms of guarantees. All outstanding amounts related to suppliers participating in the SCF Program are recorded within “Accounts payable” in our Condensed Consolidated Balance Sheets, and the associated payments are included in “Net cash provided by operating activities” within our Condensed Consolidated Statements of Cash Flows. Included in “Accounts payable” in the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 were $29.5 million and $28.2 million of outstanding payment obligations, respectively, that were sold to the financial institution by participating suppliers.
Note 8. Accrued Liabilities
Accrued liabilities as of June 30, 2026 and December 31, 2025 consisted of the following.

	June 30, 2026	December 31, 2025
Salaries, wages and related fringe benefits	$226.7	$238.1
Contract liabilities	332.0	347.2
Product warranty	54.6	54.1
Operating lease liabilities	64.3	64.8
Restructuring	25.9	39.9
Taxes	89.0	108.5
Accrued interest	39.6	33.1
Other	211.1	183.1
Total accrued liabilities	$1,043.2	$1,068.8

A reconciliation of the changes in the accrued product warranty liability for the three and six month periods ended June 30, 2026 and 2025 are as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$54.3	$62.7	$54.1	$67.9
Product warranty accruals	9.8	4.7	18.2	6.0
Settlements	(9.3)	(8.2)	(17.2)	(15.5)
Foreign currency translation and other	(0.2)	1.8	(0.5)	2.6
Balance at end of period	$54.6	$61.0	$54.6	$61.0
Note 9. Benefit Plans
Net Periodic Benefit Cost
The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and six month periods ended June 30, 2026 and 2025.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	For the Three Month Period Ended June 30,
	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$0.5	$0.8	$—	$—
Interest cost	3.2	3.4	2.8	2.9	0.1	—
Expected return on plan assets	(3.2)	(2.7)	(2.2)	(2.3)	—	—
Recognition of:
Unrecognized prior service cost	—	—	0.1	0.1	—	(2.8)
Unrecognized net actuarial gain	—	—	(0.4)	(0.3)	(0.1)	(0.1)
	$—	$0.7	$0.8	$1.2	$—	$(2.9)

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	For the Six Month Period Ended June 30,
	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$1.2	$1.5	$—	$—
Interest cost	6.4	6.9	5.7	5.7	0.1	0.1
Expected return on plan assets	(6.4)	(5.5)	(4.5)	(4.6)	—	—
Recognition of:
Unrecognized prior service cost	—	—	0.1	0.1	—	(5.5)
Unrecognized net actuarial gain	—	—	(0.8)	(0.5)	(0.1)	(0.3)
	$—	$1.4	$1.7	$2.2	$—	$(5.7)
The components of net periodic benefit cost other than the service cost component are included in “Other income, net” in the Condensed Consolidated Statements of Operations.

Note 10. Debt
Debt as of June 30, 2026 and December 31, 2025 is summarized as follows.

	June 30, 2026	December 31, 2025
Short-term borrowings	$—	$—
Long-term debt:
5.197% Senior Notes, due June 2027(1)(2)	$700.0	$700.0
5.400% Senior Notes, due August 2028(1)	499.2	499.0
5.176% Senior Notes, due June 2029(1)	750.0	750.0
5.314% Senior Notes, due June 2031(1)	500.0	500.0
5.700% Senior Notes, due August 2033(1)	994.5	994.1
5.450% Senior Notes, due June 2034(1)	749.6	749.6
5.700% Senior Notes, due June 2054(1)	597.7	597.7
Finance leases and other long-term debt	12.0	13.2
Swap valuation adjustments	0.1	19.8
Unamortized debt issuance costs	(34.6)	(38.7)
Total long-term debt, net, including current maturities	4,768.5	4,784.7
Current maturities of long-term debt(2)	699.8	1.4
Total long-term debt, net	$4,068.7	$4,783.3
(1)This amount is net of unamortized discounts. Total unamortized discounts aggregated to $9.0 million and $9.7 million as of June 30, 2026 and December 31, 2025, respectively.
(2)The 5.197% Senior Notes, due June 2027, were reclassified to “Short-term borrowings and current maturities of long-term debt” in our Condensed Consolidated Balance Sheet as of June 30, 2026.
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
As of June 30, 2026, the aggregate amount of commitments under the Revolving Credit Facility was $2,600.0 million and the capacity under the Revolving Credit Facility to issue letters of credit was $200.0 million. As of June 30, 2026, the Company had no outstanding borrowings under the Revolving Credit Facility, no outstanding letters of credit under the Revolving Credit Facility and unused availability under the Revolving Credit Facility of $2,600.0 million.
As of June 30, 2026, we were in compliance with all covenants under our Senior Notes and Revolving Credit Facility.
Commercial Paper Program
On August 13, 2024, the Company established a commercial paper program (the “Commercial Paper Program”), pursuant to which it may issue short-term, unsecured commercial paper notes in a maximum aggregate principal amount of $2,600 million, with maturities of up to 397 days from the date of issuance. The proceeds of the notes issued under the Commercial Paper

Program may be used for various purposes including acquisitions. The Company had no outstanding borrowings under the Commercial Paper Program as of June 30, 2026.
Fair Value of Debt
The fair value of the Company’s debt instruments was $4.9 billion and $5.0 billion at June 30, 2026 and December 31, 2025, respectively. The Company measures the fair value of its debt instruments for disclosure purposes based upon observable market prices quoted on public exchanges for similar assets. These fair value inputs are considered Level 2 within the fair value hierarchy. See Note 14, “Fair Value Measurements” for information on the fair value hierarchy.
Note 11. Stock-Based Compensation Plans
The Company has outstanding stock-based compensation awards granted under the 2013 Stock Incentive Plan (the “2013 Plan”) and the Ingersoll Rand Inc. Amended and Restated 2017 Omnibus Incentive Plan (as amended by the First Amendment, dated April 27, 2021, the “2017 Plan”) as described in Note 18, “Stock-Based Compensation Plans” to the consolidated financial statements in its 2025 Annual Report. On June 11, 2026, our stockholders approved the Ingersoll Rand Inc. 2026 Omnibus Incentive Plan (the “2026 Plan”) which replaces the 2017 Plan with respect to new grants by the Company.
The Company’s stock-based compensation awards are generally granted in the first quarter of the year and consist of stock options, restricted stock units and performance stock units. In some instances, such as death, awards may vest concurrently with or following an employee’s termination.
Stock-Based Compensation
For the three month periods ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense of $17.8 million and $16.7 million, respectively, and $33.7 million and $30.9 million for the six month periods then ended, respectively. These costs are included in “Cost of sales” and “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations.
As of June 30, 2026, there was $135.5 million of total unrecognized compensation expense related to outstanding stock options, restricted stock unit awards and performance stock unit awards granted to employees and non-employee directors, as well as 100,000 conditional stock options awarded during the third quarter of 2022 to our Chairman and CEO in which the service date precedes the grant date, and will be granted upon achievement of certain performance targets. These 100,000 stock options have not been included in the Stock Option Awards section below since the grant date has not occurred.
Stock Option Awards
Stock options are granted to employees with an exercise price equal to the fair value of the Company’s per share common stock on the date of grant. Stock option awards typically vest over four years or five years and expire ten years from the date of grant.
A summary of the Company’s stock option activity for the six month period ended June 30, 2026 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Exercise Price (per share)
Stock options outstanding as of December 31, 2025	4,314	$49.83
Granted	612	93.66
Exercised or settled	(787)	22.49
Forfeited	(40)	84.89
Expired	(9)	85.11
Stock options outstanding as of June 30, 2026	4,090	61.23

Vested as of June 30, 2026	2,435	45.15

The following assumptions were used to estimate the fair value of options granted during the six month periods ended June 30, 2026 and 2025 using the Black-Scholes option-pricing model.

	For the Six Month Period Ended June 30,
Assumptions	2026	2025
Expected life of options (in years)	6.3	6.3 - 7.5
Risk-free interest rate	3.7% - 4.2%	4.1% - 4.2%
Assumed volatility	34.0% - 34.4%	34.2% - 34.3%
Expected dividend rate	0.1%	0.1%
Restricted Stock Unit Awards
Restricted stock units are granted to employees and non-employee directors based on the market price of the Company’s common stock on the grant date and recognized in compensation expense over the vesting period. A summary of the Company’s restricted stock unit activity for the six month period ended June 30, 2026 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2025	892	$80.55
Granted	345	91.07
Vested	(294)	76.49
Forfeited	(47)	84.72
Non-vested as of June 30, 2026	896	85.71
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

A summary of the Company’s performance stock unit activity for the six month period ended June 30, 2026 is presented in the following table (underlying shares in thousands).

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2025	1,347	$54.67
Granted	182	114.87
Change in units based on performance	8	75.52
Vested	(129)	75.52
Non-vested as of June 30, 2026	1,408	60.67
The following assumptions were used to estimate the fair value of performance stock units granted during the six month periods ended June 30, 2026 and 2025 using the Monte Carlo simulation pricing model.

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
The before tax income (loss) and related income tax effect are as follows.

	For the Three Month Period Ended June 30,
	2026			2025
	Before-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Foreign currency translation adjustments, net	$(23.1)	$(0.1)	$(23.2)	$187.7	$28.0	$215.7
Unrecognized losses on cash flow hedges	—	—	—	(2.9)	—	(2.9)
Pension and other postretirement benefit prior service cost and gain or loss, net	(1.0)	0.2	(0.8)	(4.1)	1.0	(3.1)
Other comprehensive income (loss)	$(24.1)	$0.1	$(24.0)	$180.7	$29.0	$209.7

	For the Six Month Period Ended June 30,
	2026			2025
	Before-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Foreign currency translation adjustments, net	$(57.5)	$(7.0)	$(64.5)	$302.2	$37.2	$339.4
Unrecognized losses on cash flow hedges	0.1	—	0.1	(5.9)	(0.1)	(6.0)
Pension and other postretirement benefit prior service cost and gain or loss, net	(1.3)	0.3	(1.0)	(7.6)	1.9	(5.7)
Other comprehensive income (loss)	$(58.7)	$(6.7)	$(65.4)	$288.7	$39.0	$327.7
The tables above include only the other comprehensive income (loss), net of tax, attributable to Ingersoll Rand Inc. Other comprehensive income (loss), net, attributable to noncontrolling interest holders was $(0.2) million and $(0.3) million for the three month periods ended June 30, 2026 and 2025, respectively, and $(1.4) million and $0.4 million for the six month periods ended June 30, 2026 and 2025, respectively, and related entirely to foreign currency translation adjustments.
Changes in accumulated other comprehensive loss by component for the six month periods ended June 30, 2026 and 2025 are presented in the following table, net of tax.

	Foreign Currency Translation Adjustments, Net	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2025	$(149.1)	$(2.7)	$3.5	$(148.3)
Other comprehensive loss before reclassifications	(57.5)	—	(0.4)	(57.9)
Amounts reclassified from accumulated other comprehensive loss	(7.0)	0.1	(0.6)	(7.5)
Other comprehensive income (loss)	(64.5)	0.1	(1.0)	(65.4)
Balance as of June 30, 2026	$(213.6)	$(2.6)	$2.5	$(213.7)

	Foreign Currency Translation Adjustments, Net	Cash Flow Hedges	Pension and Other Postretirement Benefit Plans	Total
Balance as of December 31, 2024	$(479.6)	$3.1	$8.0	$(468.5)
Other comprehensive income (loss) before reclassifications	346.1	(1.5)	(1.1)	343.5
Amounts reclassified from accumulated other comprehensive loss	(6.7)	(4.5)	(4.6)	(15.8)
Other comprehensive income (loss)	339.4	(6.0)	(5.7)	327.7
Balance as of June 30, 2025	$(140.2)	$(2.9)	$2.3	$(140.8)

Reclassifications out of accumulated other comprehensive loss for the six month periods ended June 30, 2026 and 2025 are presented in the following table.

Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	For the Six Month Period Ended June 30,		Affected Line(s) in the Statement Where Net Income is Presented
	2026	2025
Cash flow hedges	$0.1	$(6.0)	Interest expense
Provision for income taxes	—	1.5	Provision for income taxes
Cash flow hedges, net of tax	$0.1	$(4.5)

Net investment hedges	$(9.3)	$(8.9)	Interest expense
Provision for income taxes	2.3	2.2	Provision for income taxes
Net investment hedges, net of tax	$(7.0)	$(6.7)

Amortization of defined benefit pension and other postretirement benefit items(1)	$(0.8)	$(6.2)	Cost of sales and Selling and administrative expenses
Provision for income taxes	0.2	1.6	Provision for income taxes
Amortization of defined benefit pension and other postretirement benefit items, net of tax	$(0.6)	$(4.6)

Total reclassifications for the period, net of tax	$(7.5)	$(15.8)
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

Derivative Instruments
The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.

June 30, 2026
Derivative Classification		Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Fair Value	$1,000.0	$0.4	$2.3	$0.4	$2.1
Cross-currency interest rate swap contracts	Net investment	1,332.7	7.8	—	27.8	71.8
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair value	$186.2	$0.9	$—	$—	$—
Foreign currency forwards	Fair value	95.6	—	—	0.3	—

December 31, 2025
Derivative Classification		Notional Amount(1)	Fair Value(1) Other Current Assets	Fair Value(1) Other Assets	Fair Value(1) Accrued Liabilities	Fair Value(1) Other Liabilities
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Fair Value	$1,000.0	$4.5	$15.3	$—	$—
Cross-currency interest rate swap contracts	Net investment	1,332.7	10.7	—	—	130.5
Derivatives Not Designated as Hedging Instruments
Foreign currency forwards	Fair Value	$15.3	$—	$—	$—	$—
Foreign currency forwards	Fair Value	171.6	—	—	0.9	—
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
There were no off-balance sheet derivative instruments as of June 30, 2026 or December 31, 2025.
Interest Rate Swap Contracts Designated as Fair Value Hedges
As of June 30, 2026, the Company was the variable rate payor on four interest rate swap contracts that effectively convert a total of $400.0 million of the Company’s fixed rate borrowings to variable rate borrowings. These contracts expire in May 2029. These swap agreements qualify as hedging instruments and have been designated as fair value hedges of $400.0 million of the 2029 Notes, and were considered to be perfectly effective under the shortcut method.
As of June 30, 2026, the Company was the variable rate payor on two interest rate swap contracts that effectively convert a total of $250.0 million of the Company’s fixed rate borrowings to variable rate borrowings. These contracts expire in April 2031. These swap agreements qualify as hedging instruments and have been designated as fair value hedges of $250.0 million of the 2031 Notes, and were considered to be perfectly effective under the shortcut method.
As of June 30, 2026, the Company was the variable rate payor on two interest rate swap contracts that effectively convert a total of $250.0 million of the Company’s fixed rate borrowings to variable rate borrowings. These contracts expire in May 2033. These swap agreements qualify as hedging instruments and have been designated as fair value hedges of $250.0 million of the 2033 Notes, and were considered to be perfectly effective under the shortcut method.

As of June 30, 2026, the Company was the variable rate payor on one interest rate swap contract that effectively convert a total of $100.0 million of the Company’s fixed rate borrowings to variable rate borrowings. This contract expires in March 2034. This swap agreement qualifies as a hedging instrument and has been designated as a fair value hedge of $100.0 million of the 2034 Notes, and were considered to be perfectly effective under the shortcut method.

	June 30, 2026	December 31, 2025
Long-term debt:
Carrying amount of hedged debt	$1,000.1	$1,019.8
Cumulative hedging adjustments, included in carrying amount	0.1	19.8
Interest Rate Swap and Cap Contracts Designated as Cash Flow Hedges
In April 2024, the Company entered into forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of debt. During the second quarter of 2024, the Company entered into and terminated cash flow hedges with notional value of $750.0 million in connection with the 2034 Notes and $500.0 million in connection with the 2054 Notes, both of which were issued on May 10, 2024. The Company and its counterparties terminated these contracts in May 2024. Prior to their termination, these swap agreements qualified as hedging instruments and were designated as cash flow hedges of forecasted interest payments. These forecasted interest payments are still expected to occur as specified in the Company’s hedge designations; therefore, the unrecognized loss at the time of termination will be reclassified into earnings over the term of the respective notes. The unrecognized loss in AOCI as of June 30, 2026 was $3.8 million, of which $0.3 million is expected to be reclassified into earnings as an increase to interest expense during the next 12 months.
Gains on derivatives designated as cash flow hedges included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2026 and 2025 are as presented in the table below.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2026	2025	2026	2025
Gain (loss) reclassified from AOCI into income (effective portion)(1)	—	3.0	(0.1)	6.0
(1)Gains (losses) on derivatives reclassified from AOCI into income were included within “Interest expense” in the Condensed Consolidated Statements of Operations.
Cross-Currency Interest Rate Swap Contracts Designated as Net Investment Hedges
As of June 30, 2026, the Company was the fixed rate payor on a cross-currency interest rate swap contract that replace a fixed rate of 5.2% on a total of $129.2 million with a fixed rate of 3.1% on a total of €125.0 million. These contracts expire in February 2028 and have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
As of June 30, 2026, the Company was the fixed rate payor on a cross-currency interest rate swap contract that replace a fixed rate of 5.3% on a total of $129.2 million with a fixed rate of 3.4% on a total of €125.0 million. These contracts expire in February 2030 and have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
As of June 30, 2026, the Company was the fixed rate payor on three cross-currency interest rate swap contracts that replace a fixed rate of 5.4% on a total of $428.9 million with a fixed rate of 3.7% on a total of €400.0 million. These contracts expire in May 2027 and have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
As of June 30, 2026, the Company was the fixed rate payor on three cross-currency interest rate swap contracts that replace a fixed rate of 5.7% on a total of $322.7 million with a fixed rate of 4.1% on a total of €300.0 million. These contracts expire in May 2029 and have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
As of June 30, 2026, the Company was the fixed rate payor on three cross-currency interest rate swap contracts that replace a fixed rate of 5.7% on a total of $322.7 million with a fixed rate of 4.1% on a total of €300.0 million. These contracts expire in

May 2031 and have been designated as net investment hedges of our Euro denominated subsidiaries and require an exchange of the notional amounts at maturity.
Gains (losses) on derivatives designated as net investment hedges included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2026 and 2025 are as presented in the table below.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2026	2025	2026	2025
Gain (loss) recognized in OCI on derivatives	$5.2	$(119.8)	$37.4	$(155.4)
Gain reclassified from AOCI into income (effective portion)(1)	4.9	3.9	9.3	8.9
(1)Gains on derivatives reclassified from AOCI into income were included within “Interest expense” in the Condensed Consolidated Statements of Operations.
Foreign Currency Forwards Not Designated as Hedging Instruments
The Company had sixteen foreign currency forward contracts outstanding as of June 30, 2026 with notional amounts ranging from $2.5 million to $59.5 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included within “Other operating expense (income), net” in the Condensed Consolidated Statements of Operations. The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and each counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract with that certain counterparty. It is the Company’s practice to recognize the gross amounts in the Condensed Consolidated Balance Sheets. The amount available to be netted is not material.
The Company’s gains (losses) on derivative instruments not designated as accounting hedges and total net foreign currency losses for the three and six month periods ended June 30, 2026 and 2025 were as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2026	2025	2026	2025
Foreign currency forward contracts gains (losses)	$(3.5)	$3.6	$(8.9)	$6.8
Total foreign currency transaction losses, net	(2.7)	(6.0)	(4.9)	(12.8)
Note 14. Fair Value Measurements
A financial instrument is defined as cash or cash equivalents, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from another party. The Company’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivables, trade accounts payables, deferred compensation assets and obligations, acquisition related contingent consideration obligations, derivatives and debt instruments. The carrying values of cash and cash equivalents, trade accounts receivables, and trade accounts payables are a reasonable estimate of their respective fair values.
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
The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(1)	$26.9	$—	$—	$26.9
Interest rate swaps(2)	—	2.7	—	2.7
Cross-currency interest rate swaps(3)	—	7.8	—	7.8
Foreign currency forwards(4)	—	0.9	—	0.9
Total	$26.9	$11.4	$—	$38.3
Financial Liabilities
Deferred compensation plans(1)	$32.0	$—	$—	$32.0
Interest rate swaps(2)	—	2.5	—	2.5
Cross-currency interest rate swaps(3)	—	99.6	—	99.6
Foreign currency forwards(4)	—	0.3	—	0.3
Contingent consideration(5)	—	—	31.4	31.4
Total	$32.0	$102.4	$31.4	$165.8

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in deferred compensation plan(1)	$24.4	$—	$—	$24.4
Interest rate swaps(2)	—	19.8	—	19.8
Cross-currency interest rate swaps(3)	—	10.7	—	10.7
Foreign currency forwards(4)	—	—	—	—
Total	$24.4	$30.5	$—	$54.9
Financial Liabilities
Deferred compensation plan(1)	$30.8	$—	$—	$30.8
Cross-currency interest rate swaps(3)	—	130.5	—	130.5
Foreign currency forwards(4)	—	0.9	—	0.9
Contingent consideration(5)	—	—	44.0	44.0
Total	$30.8	$131.4	$44.0	$206.2
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
Contingent Consideration
Certain of the Company’s acquisitions may result in payments of consideration in future periods that are contingent upon the achievement of certain targets, generally measures of revenue and EBITDA. As part of the initial accounting for the acquisition, a liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is re-measured at each reporting period, and the change in fair value is recognized within “Other operating expense (income), net” in the Condensed Consolidated Statements of Operations. This fair value measurement of contingent consideration is categorized within Level 3 of the fair value hierarchy, as the measurement amount is based primarily on significant inputs that are not observable in the market.
The following table provides a reconciliation of the activity for contingent consideration for the three and six month periods ended June 30, 2026 and 2025.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2026	2025	2026	2025
Balance at beginning of the period	$45.1	$32.8	$44.0	$22.2
Acquisitions	—	6.1	0.1	15.8
Changes in fair value	(12.3)	0.3	(11.0)	0.3
Payments	(1.5)	—	(1.5)	—
Foreign currency translation	0.1	0.6	(0.2)	1.5
Balance at end of the period	$31.4	$39.8	$31.4	$39.8
As of June 30, 2026, the contingent consideration included in “Accrued liabilities” and “Other liabilities” on the Condensed Consolidated Balance Sheets were $6.3 million and $25.1 million, respectively.
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

Disaggregation of Revenue
The following tables provide disaggregated revenue by reportable segment for the three and six month periods ended June 30, 2026 and 2025.

	Industrial Technologies and Services		Precision and Science Technologies		Total
	Three Month Period Ended June 30,
	2026	2025	2026	2025	2026	2025
Primary Geographic Markets
United States	$616.1	$617.7	$193.4	$180.7	$809.5	$798.4
Other Americas	134.8	123.4	35.4	33.2	170.2	156.6
Total Americas	750.9	741.1	228.8	213.9	979.7	955.0
EMEIA	522.1	468.3	152.2	142.7	674.3	611.0
China	214.6	179.2	33.4	29.3	248.0	208.5
Other Asia Pacific	134.5	103.0	12.3	10.4	146.8	113.4
Total Asia Pacific	349.1	282.2	45.7	39.7	394.8	321.9
Total	$1,622.1	$1,491.6	$426.7	$396.3	$2,048.8	$1,887.9
Product Categories
Original equipment(1)	$975.2	$884.8	$338.6	$312.1	$1,313.8	$1,196.9
Aftermarket(2)	646.9	606.8	88.1	84.2	735.0	691.0
Total	$1,622.1	$1,491.6	$426.7	$396.3	$2,048.8	$1,887.9
Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$1,440.5	$1,343.1	$407.7	$365.5	$1,848.2	$1,708.6
Revenue recognized over time(4)	181.6	148.5	19.0	30.8	200.6	179.3
Total	$1,622.1	$1,491.6	$426.7	$396.3	$2,048.8	$1,887.9

	Industrial Technologies and Services		Precision and Science Technologies		Total
	Six Month Period Ended June 30,
	2026	2025	2026	2025	2026	2025
Primary Geographic Markets
United States	$1,188.1	$1,202.8	$374.5	$349.6	$1,562.6	$1,552.4
Other Americas	247.9	242.5	63.9	55.9	311.8	298.4
Total Americas	1,436.0	1,445.3	438.4	405.5	1,874.4	1,850.8
EMEIA	1,025.3	899.3	307.6	279.1	1,332.9	1,178.4
China	379.5	318.6	61.6	56.8	441.1	375.4
Other Asia Pacific	225.8	180.5	21.8	19.6	247.6	200.1
Total Asia Pacific	605.3	499.1	83.4	76.4	688.7	575.5
Total	$3,066.6	$2,843.7	$829.4	$761.0	$3,896.0	$3,604.7
Product Categories
Original equipment(1)	$1,817.7	$1,661.9	$651.8	$598.5	$2,469.5	$2,260.4
Aftermarket(2)	1,248.9	1,181.8	177.6	162.5	1,426.5	1,344.3
Total	$3,066.6	$2,843.7	$829.4	$761.0	$3,896.0	$3,604.7
Pattern of Revenue Recognition
Revenue recognized at point in time(3)	$2,727.4	$2,571.0	$793.4	$711.2	$3,520.8	$3,282.2
Revenue recognized over time(4)	339.2	272.7	36.0	49.8	375.2	322.5
Total	$3,066.6	$2,843.7	$829.4	$761.0	$3,896.0	$3,604.7

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
Performance Obligations
As of June 30, 2026, for contracts with an original duration greater than one year, the Company expects to recognize revenue in the future related to unsatisfied (or partially satisfied) performance obligations of $812.5 million in the next twelve months and $797.8 million in periods thereafter. The performance obligations that are unsatisfied (or partially satisfied) are primarily related to orders for goods or services that were placed prior to the end of the reporting period and have not been delivered to the customer, on-going work on ETO contracts where revenue is recognized over time and service contracts with an original duration greater than one year.
Contract Balances
The following table provides the contract balances as of June 30, 2026 and December 31, 2025 presented in the Condensed Consolidated Balance Sheets.

	June 30, 2026	December 31, 2025
Accounts receivable, net	$1,514.8	$1,518.0
Contract assets	161.7	163.9
Contract liabilities - current	332.0	347.2
Contract liabilities - noncurrent	1.4	1.1
Note 16. Income Taxes
The following table summarizes the Company’s provision for income taxes and effective income tax provision rate for the three and six month periods ended June 30, 2026 and 2025.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2026	2025	2026	2025
Income before income taxes	$327.1	$28.1	$557.0	$281.2
Provision for income taxes	$69.1	$21.0	$105.2	$79.5
Effective income tax provision rate	21.1%	74.7%	18.9%	28.3%
The increase in the provision for income taxes and decrease in the effective income tax provision rate for the three month period ended June 30, 2026 when compared to the same three month period of 2025 is primarily due to nondeductible impairments of goodwill, tradenames, and equity investment in the 2025 period.
The increase in the provision for income taxes and decrease in the effective income tax provision rate for the six month period ended June 30, 2026 when compared to the same six month period of 2025 is primarily due to a higher benefit of a windfall tax deduction in the 2026 period compared to the 2025 period and nondeductible impairments of goodwill, tradenames, and equity investment in the 2025 period.

Note 17. Other Operating Expense (Income), Net
The components of “Other operating expense (income), net” for the three and six month periods ended June 30, 2026 and 2025 were as follows.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2026	2025	2026	2025
Foreign currency transaction losses, net	$2.7	$6.0	$4.9	$12.8
Restructuring charges, net(1)	3.2	3.2	11.9	8.5
Acquisition and other transaction related expenses, net (3)	(2.7)	11.8	10.9	21.6
Recovery of acquisition related losses, net(3)	(25.0)	—	(25.0)	—
Other, net	0.7	(1.1)	0.7	(1.3)
Total other operating expense (income), net	$(21.1)	$19.9	$3.4	$41.6
(1)See Note 3 “Restructuring.”
(2)Represents costs associated with successful and abandoned acquisitions, including third-party expenses and post-closure integration costs.
(3)Represents gains from recoveries resulting from breaches of representations and warranties associated with the ILC Dover transaction. See Note 18 “Contingencies” for further details.
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
Environmental Matters
The Company has been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under U.S. federal “Superfund” or similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. The Company has undiscounted accrued liabilities of $9.3 million and $10.6 million as of June 30, 2026 and December 31, 2025, respectively, on its Condensed Consolidated Balance Sheets to the extent costs are known or can be reasonably estimated for its remaining financial obligations in relation to environmental matters and does not anticipate that any of these matters will result in material additional costs beyond amounts accrued. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to these matters.
The Company has an insurance recovery receivable for probable environmental related recoveries of $1.7 million as of June 30, 2026 and December 31, 2025 which was included in “Other assets” in the Consolidated Balance Sheets.
ILC Dover Transaction Update
The Company maintains a holistic approach to M&A that includes comprehensive diligence appropriate for the transaction as well as negotiated representations and warranties. In the ILC Dover transaction, these representations and warranties were backed up by insurance, and we have filed a claim under that policy. During the second quarter of 2026, we collected $25.0 million related to this matter which is included in “Other operating expense (income), net” on our Condensed Consolidated Statement of Operations. In addition, as disclosed in Note 22. “Subsequent Events,” the Company settled for an additional $162.5 million early in the third quarter of 2026. The Company applied a gain contingency model in accordance with ASC 450-30. Under this model, a gain contingency is not recognized until the gain is realized or realizable. The additional $162.5 million will be recorded in the third quarter, which is the period the binding agreement was executed. Additional recoveries related to the ILC Dover transaction, if any, including additional payments under the representation and warranty insurance policy or from other third parties, will be recorded as collections are received or binding agreements are executed.

IEEPA Tariff Refund
In February 2026, the United States Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on goods imported into the United States were unauthorized. Following this ruling, and effective on April 20, 2026, the United States Customs and Border Protection launched a platform for importers of record to submit IEEPA tariff refund requests.
The Company applied a gain contingency model in accordance with ASC 450-30. Under this model, a gain contingency is not recognized until the gain is realized or realizable. During the second quarter of 2026, we received $10.3 million of IEEPA tariff refunds, which is included in “Cost of sales” on our Condensed Consolidated Statement of Operations. We expect additional recoveries in future periods, however, uncertainties remain regarding the amount and timing of future collections. Therefore, we will recognize additional refunds when received.
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

The following table provides summarized information about the Company’s operations by reportable segment and reconciles Segment Adjusted EBITDA to Income Before Income Taxes for the three and six month periods ended June 30, 2026 and 2025.

	Industrial Technologies and Services		Precision and Science Technologies		Total
	Three Month Period Ended June 30,
	2026	2025	2026	2025	2026	2025
Revenue	$1,622.1	$1,491.6	$426.7	$396.3	$2,048.8	$1,887.9
Segment cost of sales(1)	931.8	824.9	217.0	202.4	1,148.8	1,027.3
Segment selling and administrative expenses(2)	257.3	241.6	75.4	77.2	332.7	318.8
Other segment items(3)	(1.5)	(2.1)	(0.2)	(0.1)	(1.7)	(2.2)
Segment Adjusted EBITDA	$434.5	$427.2	$134.5	$116.8	$569.0	$544.0
(1)Segment cost of sales excludes adjustments to LIFO inventories, depreciation and amortization expense, restructuring and related business transformation costs, acquisition and other transaction related expenses and non-cash charges, net.
(2)Segment selling and administrative expenses excludes depreciation and amortization expense, restructuring and related business transformation costs, acquisition and other transaction related expenses and non-cash charges, net.
(3)Other miscellaneous segment expenses (income).

	Industrial Technologies and Services		Precision and Science Technologies		Total
	Six Month Period Ended June 30,
	2026	2025	2026	2025	2026	2025
Revenue	$3,066.6	$2,843.7	$829.4	$761.0	$3,896.0	$3,604.7
Segment cost of sales(1)	1,746.2	1,554.8	423.0	391.0	2,169.2	1,945.8
Segment selling and administrative expenses(2)	501.5	473.3	150.1	147.1	651.6	620.4
Other segment items(3)	(1.1)	(0.7)	(0.1)	(0.1)	(1.2)	(0.8)
Segment Adjusted EBITDA	$820.0	$816.3	$256.4	$223.0	$1,076.4	$1,039.3
(1)Segment cost of sales excludes adjustments to LIFO inventories, depreciation and amortization expense, restructuring and related business transformation costs, acquisition and other transaction related expenses and non-cash charges, net.
(2)Segment selling and administrative expenses excludes depreciation and amortization expense, restructuring and related business transformation costs, acquisition and other transaction related expenses and non-cash charges, net.
(3)Other miscellaneous segment expenses (income).

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2026	2025	2026	2025
Total Segment Adjusted EBITDA	$569.0	$544.0	$1,076.4	$1,039.3
Less items to reconcile Segment Adjusted EBITDA to Income Before Income Taxes:
Corporate expenses not allocated to segments	49.1	34.6	$87.4	$70.2
Interest expense	63.3	62.7	127.1	123.9
Depreciation and amortization expense (a)	131.9	119.2	267.7	238.1
Impairment of goodwill and other intangible assets	—	265.8	—	265.8
Restructuring and related business transformation costs (b)	3.2	3.4	11.9	8.8
Acquisition and other transaction related expenses and non-cash charges, net (c)	(2.7)	11.8	10.9	21.6
Stock-based compensation	17.8	16.7	33.7	30.9
Foreign currency transaction losses, net	2.7	6.0	4.9	12.8
Adjustments to LIFO inventories	6.2	7.3	11.6	10.3
Cybersecurity incident costs (d)	—	(1.1)	—	(1.3)
Recovery of acquisition related losses, net (e)	(25.0)	—	(25.0)	—
Interest income on cash and cash equivalents	(5.5)	(8.9)	(10.6)	(19.2)
Other adjustments (f)	0.9	(1.6)	(0.2)	(3.8)
Income Before Income Taxes	327.1	28.1	557.0	281.2
Provision for income taxes	69.1	21.0	105.2	79.5
Loss on equity method investments	—	(120.9)	—	(127.1)
Net Income (Loss)	$258.0	$(113.8)	$451.8	$74.6
a)Depreciation and amortization expense excludes $0.9 million and $1.3 million of depreciation of rental equipment for the three month periods ended June 30, 2026 and 2025, respectively, and excludes $2.0 million and $2.4 million for the six month periods ended June 30, 2026 and 2025, respectively.
b)Restructuring and related business transformation costs consist of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2026	2025	2026	2025
Restructuring charges	$3.2	$3.2	$11.9	$8.5
Facility reorganization, relocation and other costs	—	0.2	—	0.3
Total restructuring and related business transformation costs	$3.2	$3.4	$11.9	$8.8
c)Represents costs associated with successful and abandoned acquisitions, including third-party expenses, post-closure integration costs and non-cash charges and credits arising from fair value purchase accounting adjustments.
d)Represents expected non-recoverable costs associated with a cybersecurity event, net of insurance recoveries.
e)Represents gains from recoveries resulting from breaches of representations and warranties associated with the ILC Dover transaction. See Note 18 “Contingencies” for further details.
f)Includes (i) pension and other postemployment plan costs other than service cost, (ii) legal fees related to intellectual property litigation, and (iii) other miscellaneous adjustments.

The following tables provide summarized information about the Company’s reportable segments.
Depreciation and Amortization Expense

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2026	2025	2026	2025
Industrial Technologies and Services	$66.3	$68.5	$137.5	$136.1
Precision and Science Technologies	65.3	50.9	129.9	102.1
Corporate and other	1.2	1.1	2.3	2.3
Total depreciation and amortization expense	$132.8	$120.5	$269.7	$240.5
Capital Expenditures

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2026	2025	2026	2025
Industrial Technologies and Services	$16.7	$17.1	$46.5	$43.5
Precision and Science Technologies	6.6	14.6	12.8	21.5
Corporate and other	3.7	3.6	4.0	4.0
Total capital expenditures	$27.0	$35.3	$63.3	$69.0
Identifiable Assets

	June 30, 2026	December 31, 2025
Industrial Technologies and Services	$11,294.6	$11,266.4
Precision and Science Technologies	5,673.0	5,656.4
Corporate and other	1,226.5	1,374.4
Total identifiable assets	$18,194.1	$18,297.2
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

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
	2026	2025	2026	2025
Weighted-average shares outstanding - Basic	389.9	400.5	389.3	401.8
Dilutive effect of outstanding share-based compensation awards	2.0	—	2.4	3.1
Weighted-average shares outstanding - Diluted	391.9	400.5	391.7	404.9
For the three month period ended June 30, 2026, 2.4 million of anti-dilutive shares were not included in the computation of diluted earnings per share. For the three month period ended June 30, 2025, 6.8 million of potentially dilutive stock-based awards were not included in the computation of diluted loss per share as we incurred a net loss during the period. For the six month periods ended June 30, 2026 and 2025, 1.9 million and 1.2 million of anti-dilutive shares were not included in the computation of diluted earnings per share, respectively.
Note 21. Equity Method Investment
The Company previously sold its majority interest in the legacy High Pressure Solutions (“HPS”) upstream oil and gas business while retaining a 45% common equity interest. The Company expects to maintain its minority investment indefinitely and is unable to estimate when this interest may be disposed.

The Company accounts for this investment as an equity method investment and evaluates the investment each reporting period for evidence of a loss in value. During the second quarter of 2025, the Company received an updated long-term forecast which indicated a decline in value that was determined to be other than temporary. A valuation of the investment was performed using a discounted cash flow model. After completing its impairment assessment, management determined that the carrying amount exceeded its estimated fair value and the assumptions that most significantly affected the fair value determination included projected cash flows and the discount rate which were unobservable inputs. As a result, the Company recognized an impairment charge of $120.9 million in the three month period ended June 30, 2025, which is included in “Loss on equity method investments” on our Condensed Consolidated Statement of Operations. The carrying value of this equity method investment was $0.0 million at June 30, 2026 and December 31, 2025.
Note 22. Subsequent Event
Early in the third quarter, the Company settled with certain insurers for an additional amount of $162.5 million related to the ILC Dover Transaction Update disclosed in Note 18. “Contingencies.”

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
Further contributing to economic uncertainty, the current U.S. presidential administration has signaled its intention to implement significant changes to U.S. trade policy, the size of the federal government and the enforcement of various regulations. These policy shifts could introduce additional market instability and reduce investor confidence. In 2025, the U.S. government announced tariffs on goods imported from various countries to the United States. Countries subject to such tariffs have imposed, or may in the future, impose reciprocal or retaliatory tariffs and other trade measures. In February 2026, the United States Supreme Court ruled that tariffs imposed under IEEPA on goods imported into the United States were unauthorized. Following this ruling, and effective on April 20, 2026, the United States Customs and Border Protection launched a platform for importers of record to submit IEEPA tariff refund requests. See Note 18 “Contingencies” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further discussion of these tariffs. We are actively monitoring the tariff developments and analyzing the potential impacts on our business, cost structure, supply chain and broader economic environment. We are identifying actions necessary to maintain competitiveness while we adapt to these new economic challenges. While these developments have not had a material impact on our financial condition or results of operations to date, due to their evolving nature, and the expected persistence of macroeconomic conditions and volatility in the near term, we cannot predict with certainty the ultimate impacts they may have on our business and results in the future, but those impacts could be material.
Foreign Currency Fluctuations
A significant portion of our revenues, approximately 56% for the six month period ended June 30, 2026, was denominated in currencies other than the U.S. dollar. Because much of our manufacturing facilities and labor force costs are outside of the United

States, a significant portion of our costs are also denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates can therefore impact our results of operations and are quantified when significant to our discussion.
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
Results of Operations
Consolidated results should be read in conjunction with the segment results section herein and Note 19 “Segment Reporting” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, which provides more detailed discussions concerning certain components of our Condensed Consolidated Statements of Operations. All intercompany accounts and transactions have been eliminated within the consolidated results. The following table presents selected Condensed Consolidated Results of Operations of our business for the three and six month periods ended June 30, 2026 and 2025.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
(In millions, except percentages)	2026	2025	2026	2025
Condensed Consolidated Statement of Operations:
Revenues	$2,048.8	$1,887.9	$3,896.0	$3,604.7
Cost of sales	1,186.2	1,063.0	2,241.0	2,014.3
Gross profit	862.6	824.9	1,655.0	1,590.4
Selling and administrative expenses	400.8	371.2	771.5	721.2
Amortization of intangible assets	102.6	91.6	210.1	182.9
Impairment of goodwill	—	229.7	—	229.7
Impairment of other intangible assets	—	36.1	—	36.1
Other operating expense (income), net	(21.1)	19.9	3.4	41.6
Operating income	380.3	76.4	670.0	378.9
Interest expense	63.3	62.7	127.1	123.9
Other income, net	(10.1)	(14.4)	(14.1)	(26.2)
Income before income taxes	327.1	28.1	557.0	281.2
Provision for income taxes	69.1	21.0	105.2	79.5
Loss on equity method investments	—	(120.9)	—	(127.1)
Net income (loss)	258.0	(113.8)	451.8	74.6
Less: Net income attributable to noncontrolling interests	1.2	1.5	2.9	3.4
Net income (loss) attributable to Ingersoll Rand Inc.	$256.8	$(115.3)	$448.9	$71.2

Percentage of Revenues:
Gross profit	42.1%	43.7%	42.5%	44.1%
Selling and administrative expenses	19.6%	19.7%	19.8%	20.0%
Operating income	18.6%	4.0%	17.2%	10.5%
Net income (loss)	12.6%	(6.0%)	11.6%	2.1%
Adjusted EBITDA	25.4%	27.0%	25.4%	26.9%

Other Financial Data:
Adjusted EBITDA (1)	$519.9	$509.4	$989.0	$969.1
Adjusted Net Income (1)	339.3	325.2	643.9	618.4
Cash flows - operating activities (2)	295.9	245.7	495.6	502.1
Cash flows - investing activities	(135.9)	(82.3)	(220.3)	(279.4)
Cash flows - financing activities	(260.3)	(513.1)	(344.1)	(523.1)
Free Cash Flow (1)(2)	268.9	210.4	432.3	433.1
(1)See the “Non-GAAP Financial Measures” section for a reconciliation to comparable GAAP measure.
(2)The three and six month periods ended June 30, 2026 include $25 million collected related to the representations and warranties settlement.
Revenues
Revenues for the three month period ended June 30, 2026 were $2,048.8 million, an increase of $160.9 million, or 8.5%, compared to $1,887.9 million for the same three month period in 2025. The increase in revenues was primarily due to higher organic revenues of $77.5 million, acquisitions of $53.4 million, and the favorable impact of foreign currencies of $30.0 million. The percentage of consolidated revenues derived from aftermarket parts and services was 35.9% in the three month period ended June 30, 2026 compared to 36.6% in the same three month period in 2025.
Revenues for the six month period ended June 30, 2026 were $3,896.0 million, an increase of $291.3 million, or 8.1%, compared to $3,604.7 million for the same six month period in 2025. The increase in revenues was primarily due to acquisitions of $117.3 million, the favorable impact of foreign currencies of $102.4 million, and higher organic revenues of $71.6 million. The percentage of consolidated revenues derived from aftermarket parts and services was 36.6% in the six month period ended June 30, 2026 compared to 37.3% in the same six month period in 2025.
Gross Profit
Gross profit for the three month period ended June 30, 2026 was $862.6 million, an increase of $37.7 million, or 4.6%, compared to $824.9 million for the same three month period in 2025, and as a percentage of revenues was 42.1% for the three month period ended June 30, 2026 and 43.7% for the same three month period in 2025. The increase in gross profit is primarily due to acquisitions, the favorable impact of foreign currencies, and higher organic gross profit. The decrease in gross profit as a percentage of revenues is primarily due to unfavorable product mix, partially offset by cost measures.
Gross profit for the six month period ended June 30, 2026 was $1,655.0 million, an increase of $64.6 million, or 4.1%, compared to $1,590.4 million for the same six month period in 2025, and as a percentage of revenues was 42.5% for the six month period ended June 30, 2026 and 44.1% for the same six month period in 2025. The increase in gross profit is primarily due to acquisitions and the favorable impact of foreign currencies. The decrease in gross profit as a percentage of revenues is primarily due to unfavorable cost leverage on lower organic revenues and unfavorable product mix, partially offset by cost measures.
Selling and Administrative Expenses
Selling and administrative expenses were $400.8 million for the three month period ended June 30, 2026, an increase of $29.6 million, or 8.0%, compared to $371.2 million for the same three month period in 2025. The increase in selling and administrative expenses was primarily due to acquisitions and an increase in incentive compensation. Selling and administrative expenses as a percentage of revenues decreased to 19.6% for the three month period ended June 30, 2026 from 19.7% in the same three month period in 2025. The decrease in selling and administrative expenses as a percentage of revenues is primarily due to cost measures.
Selling and administrative expenses were $771.5 million for the six month period ended June 30, 2026, an increase of $50.3 million, or 7.0%, compared to $721.2 million for the same six month period in 2025. The increase in selling and administrative expenses was primarily due to acquisitions and an increase in incentive compensation. Selling and administrative expenses as a percentage of revenues decreased to 19.8% for the six month period ended June 30, 2026 from 20.0% in the same six month period in 2025. The increase in selling and administrative expenses as a percentage of revenues is primarily due to cost measures.
Amortization of Intangible Assets
Amortization of intangible assets was $102.6 million for the three month period ended June 30, 2026, an increase of $11.0 million, compared to $91.6 million in the same three month period in 2025. The increase was primarily due to businesses acquired in 2025 and amortization related to certain tradenames that were determined to no longer have indefinite lives during the fourth quarter of 2025. Refer to Note 2 “Acquisitions” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further information regarding businesses acquired.
Amortization of intangible assets was $210.1 million for the six month period ended June 30, 2026, an increase of $27.2 million, compared to $182.9 million in the same six month period in 2025. The increase was primarily due to businesses acquired in 2025 and amortization related to certain tradenames that were determined to no longer have indefinite lives during the fourth quarter of 2025. Refer to Note 2 “Acquisitions” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further information regarding businesses acquired.
Other Operating Expense (Income), Net
Other operating expense (income), net was $(21.1) million for the three month period ended June 30, 2026, a decrease of $41.0 million, compared to $19.9 million in the same three month period in 2025. The decrease was primarily due to the recovery of acquisition related losses, net of $25.0 million in the 2026 period, lower acquisition and other transaction related expenses, net of $14.5 million and lower foreign currency transaction losses, net of $3.3 million.
Other operating expense, net was $3.4 million for the six month period ended June 30, 2026, a decrease of $38.2 million, compared to $41.6 million in the same six month period in 2025. The decrease was primarily due to the recovery of acquisition related losses, net of $25.0 million in the 2026 period, lower acquisition and other transaction related expenses, net of $10.7 million, lower foreign currency transaction losses, net of $7.9 million, partially offset by higher restructuring charges of $3.4 million.
See Note 17 “Other Operating Expense (Income), Net” and Note 18 “Contingencies” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further discussion of the recovery of acquisition related losses, net.
Interest Expense
Interest expense was $63.3 million for the three month period ended June 30, 2026, an increase of $0.6 million, compared to $62.7 million in the same three month period in 2025. The increase was primarily due to gains from terminated cash flow hedges that were reclassified into earnings during the 2025 period. The weighted average interest rate, including the impact of the active interest rate derivative contracts, was approximately 4.9% for the three month period ended June 30, 2026 and 5.0% in the same three month period in 2025.
Interest expense was $127.1 million for the six month period ended June 30, 2026, an increase of $3.2 million, compared to $123.9 million in the same six month period in 2025. The increase was primarily due to gains from terminated cash flow hedges that were reclassified into earnings during the 2025 period. The weighted average interest rate, including the impact of the active interest rate derivative contracts, was approximately 4.9% for the six month period ended June 30, 2026 and 5.0% in the same period in 2025.
Other Income, Net
Other income, net was $10.1 million and $14.4 million in the three month periods ended June 30, 2026 and 2025, respectively. The decrease was primarily due to a decrease in interest income from holdings of cash and cash equivalents.
Other income, net was $14.1 million and $26.2 million in the six month periods ended June 30, 2026 and 2025, respectively. The decrease was primarily due to a decrease in interest income from holdings of cash and cash equivalents.
Provision for Income Taxes
The provision for income taxes was $69.1 million, resulting in a 21.1% effective income tax provision rate for the three month period ended June 30, 2026, compared to a provision for income taxes of $21.0 million, resulting in a 74.7% effective income tax provision rate in the same three month period in 2025. The increase in the tax provision and decrease in the effective income tax provision rate for the three month period ended June 30, 2026 when compared to the same three month period of 2025 is primarily due to nondeductible impairments of goodwill, tradenames, and equity investment in the 2025 period.
The provision for income taxes was $105.2 million, resulting in a 18.9% effective income tax provision rate for the six month period ended June 30, 2026, compared to a provision for income taxes of $79.5 million, resulting in a 28.3% effective income tax provision rate in the same six month period in 2025. The increase in the provision for income taxes and decrease in the effective income tax provision rate for the six month period ended June 30, 2026 when compared to the same six month period of 2025 is primarily due to a higher benefit of a windfall tax deduction in the 2026 period compared to the 2025 period and nondeductible impairments of goodwill, tradenames, and equity investment in the 2025 period.
Net Income (Loss)
Net income was $258.0 million for the three month period ended June 30, 2026 compared to net loss of $113.8 million in the same three month period in 2025. The increase in net income was primarily due to impairments of goodwill and other intangible assets and the impairment of an equity method investment in the 2025 period that did not recur in the 2026 period, higher gross profit, and lower other operating expense (income), net, partially offset by higher selling and administrative expenses and higher amortization expense discussed above.
Net income was $451.8 million for the six month period ended June 30, 2026 compared to net income of $74.6 million in the same six month period in 2025. The increase in net income was primarily due to impairments of goodwill and other intangible assets and the impairment of an equity method investment in the 2025 period that did not recur in the 2026 period, higher gross profit, and lower other operating expense (income), net, partially offset by higher selling and administrative expenses and higher amortization expense discussed above.

Adjusted EBITDA
Adjusted EBITDA increased $10.5 million to $519.9 million for the three month period ended June 30, 2026 compared to $509.4 million in the same three month period in 2025. Adjusted EBITDA as a percentage of revenues decreased 160 basis points to 25.4% for the three month period ended June 30, 2026 from 27.0% for the same three month period in 2025. The increase in Adjusted EBITDA was primarily due to acquisitions of $13.7 million, the favorable impact of foreign currencies of $6.9 million and higher organic gross profit of $3.3 million, partially offset by higher selling and administrative costs of $12.3 million. The decrease in Adjusted EBITDA as a percentage of revenues is primarily attributable to input cost inflation and product mix.
Adjusted EBITDA increased $19.9 million to $989.0 million for the six month period ended June 30, 2026 compared to $969.1 million in the same six month period in 2025. Adjusted EBITDA as a percentage of revenues decreased 150 basis points to 25.4% for the six month period ended June 30, 2026 from 26.9% for the same six month period in 2025. The increase in Adjusted EBITDA was primarily due to acquisitions of $27.8 million and the favorable impact of foreign currencies of $24.1 million, partially offset by lower organic gross profit of $24.5 million and higher selling and administrative costs of $6.1 million. The decrease in Adjusted EBITDA as a percentage of revenues is primarily attributable to input cost inflation and product mix.
Adjusted Net Income
Adjusted Net Income increased $14.1 million to $339.3 million for the three month period ended June 30, 2026 compared to $325.2 million in the same three month period in 2025. The increase was primarily due to higher Adjusted EBITDA and lower income tax provision, as adjusted, partially offset by lower interest income on cash and cash equivalents, higher depreciation expense, and higher interest expense.
Adjusted Net Income increased $25.5 million to $643.9 million for the six month period ended June 30, 2026 compared to $618.4 million in the same six month period in 2025. The increase was primarily due to higher Adjusted EBITDA and lower income tax provision, as adjusted, partially offset by lower interest income on cash and cash equivalents, higher interest expense, and higher depreciation expense.

Non-GAAP Financial Measures
Set forth below are the reconciliations of Net Income (Loss) to Adjusted EBITDA and Adjusted Net Income and Cash Flows from Operating Activities to Free Cash Flow.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
(In millions)	2026	2025	2026	2025
Net Income (Loss)	$258.0	$(113.8)	$451.8	$74.6
Plus:
Interest expense	63.3	62.7	127.1	123.9
Provision for income taxes	69.1	21.0	105.2	79.5
Depreciation expense (a)	29.3	27.6	57.6	55.2
Amortization expense (b)	102.6	91.6	210.1	182.9
Impairment of goodwill and other intangible assets	—	265.8	—	265.8
Restructuring and related business transformation costs (c)	3.2	3.4	11.9	8.8
Acquisition and other transaction related expenses and non-cash charges, net (d)	(2.7)	11.8	10.9	21.6
Stock-based compensation	17.8	16.7	33.7	30.9
Foreign currency transaction losses, net	2.7	6.0	4.9	12.8
Loss on equity method investments	—	120.9	—	127.1
Adjustments to LIFO inventories	6.2	7.3	11.6	10.3
Cybersecurity incident costs (e)	—	(1.1)	—	(1.3)
Recovery of acquisition related losses, net (f)	(25.0)	—	(25.0)	—
Interest income on cash and cash equivalents	(5.5)	(8.9)	(10.6)	(19.2)
Other adjustments (g)	0.9	(1.6)	(0.2)	(3.8)
Adjusted EBITDA	$519.9	$509.4	$989.0	$969.1
Minus:
Interest expense	$63.3	$62.7	$127.1	$123.9
Income tax provision, as adjusted (h)	91.3	100.3	166.5	186.0
Depreciation expense	29.3	27.6	57.6	55.2
Amortization of non-acquisition related intangible assets	2.2	2.5	4.5	4.8
Interest income on cash and cash equivalents	(5.5)	(8.9)	(10.6)	(19.2)
Adjusted Net Income	$339.3	$325.2	$643.9	$618.4
Free Cash Flow
Cash flows from operating activities (i)	$295.9	$245.7	$495.6	$502.1
Minus:
Capital expenditures	27.0	35.3	63.3	69.0
Free Cash Flow (i)	$268.9	$210.4	$432.3	$433.1
(a)Depreciation expense excludes $0.9 million and $1.3 million of depreciation of rental equipment for the three month periods ended June 30, 2026 and 2025, respectively, and excludes $2.0 million and $2.4 million for the six month periods ended June 30, 2026 and 2025.
(b)Represents $100.4 million and $89.1 million of amortization of intangible assets arising from acquisitions (customer relationships, technology, tradenames and backlog) and $2.2 million and $2.5 million of amortization of non-acquisition related intangible assets, in each case for the three month periods ended June 30, 2026 and 2025, respectively.
Represents $205.6 million and $178.1 million of amortization of intangible assets arising from acquisitions (customer relationships, technology, tradenames and backlog) and $4.5 million and $4.8 million of amortization of non-acquisition related intangible assets, in each case for the six month periods ended June 30, 2026 and 2025, respectively.

(c)Restructuring and related business transformation costs consisted of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
(In millions)	2026	2025	2026	2025
Restructuring charges	$3.2	$3.2	$11.9	$8.5
Facility reorganization, relocation and other costs	—	0.2	—	0.3
Total restructuring and related business transformation costs	$3.2	$3.4	$11.9	$8.8
(d)Represents costs associated with successful and/or abandoned acquisitions and divestitures, including third-party expenses, post-closure integration costs, and non-cash charges and credits arising from fair value purchase accounting adjustments.
(e)Represents expected non-recoverable costs associated with a cybersecurity event, net of insurance recoveries.
(f)Represents gains from recoveries resulting from breaches of representations and warranties associated with the ILC Dover transaction. See Note 18 “Contingencies” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for further details
(g)Includes (i) pension and other postemployment plan costs other than service costs, (ii) legal fees related to intellectual property litigation, and (iii) other miscellaneous adjustments.
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
The income tax provision, as adjusted for each of the periods presented below consisted of the following.

	For the Three Month Period Ended June 30,		For the Six Month Period Ended June 30,
(In millions)	2026	2025	2026	2025
Provision for income taxes	$69.1	$21.0	$105.2	$79.5
Tax impact of pre-tax income adjustments	25.0	28.2	55.9	54.9
Discrete tax items	(2.8)	51.1	5.4	51.6
Income tax provision, as adjusted	$91.3	$100.3	$166.5	$186.0
(i)The three and six month periods ended June 30, 2026 include $25 million collected related to the representations and warranties settlement.
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
Segment Results for the Three and Six Month Periods Ended June 30, 2026 and 2025
The following tables display Segment Orders, Segment Revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (Segment Adjusted EBITDA as a percentage of Segment Revenues) for each of our Segments.

Industrial Technologies and Services Segment Results

	For the Three Month Period Ended June 30,		Percent Change
(In millions, except percentages)	2026	2025	2026 vs. 2025
Segment Orders	$1,620.7	$1,560.9	3.8%
Segment Revenues	$1,622.1	$1,491.6	8.7%
Segment Adjusted EBITDA	$434.5	$427.2	1.7%
Segment Margin	26.8%	28.6%	(180)	bps
Segment Orders for the three month period ended June 30, 2026 were $1,620.7 million, an increase of $59.8 million, or 3.8%, compared to $1,560.9 million in the same three month period in 2025. The increase in Segment Orders was due to acquisitions of $35.6 million or 2.3%, the favorable impact of foreign currencies of $22.1 million or 1.4%, and higher organic orders of $2.1 million or 0.1%.
Segment Revenues for the three month period ended June 30, 2026 were $1,622.1 million, an increase of $130.5 million, or 8.7%, compared to $1,491.6 million in the same three month period in 2025. The increase in Segment Revenues was due to acquisitions of $41.9 million or 2.8%, higher organic revenues of $62.3 million or 4.2%, and the favorable impact of foreign currencies of $26.3 million or 1.8%. The percentage of Segment Revenues derived from aftermarket parts and service was 39.9% in the three month period ended June 30, 2026 compared to 40.7% in the same three month period in 2025.
Segment Adjusted EBITDA for the three month period ended June 30, 2026 was $434.5 million, an increase of $7.3 million, or 1.7%, from $427.2 million in the same three month period in 2025. Segment Adjusted EBITDA Margin decreased 180 basis points to 26.8% from 28.6% in 2025. The increase in Segment Adjusted EBITDA was primarily due to acquisitions of $9.7 million or 2.3% and the favorable impact of foreign currencies of $5.8 million or 1.4%, partially offset by lower organic gross profit of $4.4 million or 1.0% and higher selling and administrative costs of $3.0 million or 0.7%.

	For the Six Month Period Ended June 30,		Percent Change
	2026	2025	2026 vs. 2025
Segment Orders	$3,178.6	$3,047.9	4.3%
Segment Revenues	$3,066.6	$2,843.7	7.8%
Segment Adjusted EBITDA	$820.0	$816.3	0.5%
Segment Margin	26.7%	28.7%	(200)	bps
Segment Orders for the six month period ended June 30, 2026 were $3,178.6 million, an increase of $130.7 million, or 4.3%, compared to $3,047.9 million in the same six month period in 2025. The increase in Segment Orders was due to acquisitions of $84.0 million or 2.8% and the favorable impact of foreign currencies of $82.7 million or 2.7%, partially offset by lower organic orders of $36.0 million or 1.2%.
Segment Revenues for the six month period ended June 30, 2026 were $3,066.6 million, an increase of $222.9 million, or 7.8%, compared to $2,843.7 million in the same six month period in 2025. The increase in Segment Revenues was due to acquisitions of $98.3 million or 3.5%, and favorable impact of foreign currencies of $84.1 million or 3.0%, and higher organic revenues of $40.5 million or 1.4%. The percentage of Segment Revenues derived from aftermarket parts and service was 40.7% in the six month period ended June 30, 2026 compared to 41.6% in the same six month period in 2025.
Segment Adjusted EBITDA for the six month period ended June 30, 2026 was $820.0 million, an increase of $3.7 million, or 0.5%, from $816.3 million in the same six month period in 2025. Segment Adjusted EBITDA Margin decreased 200 basis points to 26.7% from 28.7% in 2025. The increase in Segment Adjusted EBITDA was primarily due to acquisitions of $21.8 million or 2.7%, the favorable impact of foreign currencies of $19.4 million or 2.4%, and lower selling and administrative costs of $5.2 million or 0.6%, partially offset by lower organic gross profit of $41.8 million or 5.1%.

Precision and Science Technologies Segment Results

	For the Three Month Period Ended June 30,		Percent Change
(In millions, except percentages)	2026	2025	2026 vs. 2025
Segment Orders	$422.2	$378.7	11.5%
Segment Revenues	$426.7	$396.3	7.7%
Segment Adjusted EBITDA	$134.5	$116.8	15.2%
Segment Margin	31.5%	29.5%	200	bps
Segment Orders for the three month period ended June 30, 2026 were $422.2 million, an increase of $43.5 million, or 11.5%, compared to $378.7 million in the same three month period in 2025. The increase in Segment Orders was due to higher organic orders of $28.0 million or 7.4%, acquisitions of $11.9 million or 3.1%, and the favorable impact of foreign currencies of $3.6 million or 1.0%.
Segment Revenues for the three month period ended June 30, 2026 were $426.7 million, an increase of $30.4 million, or 7.7%, compared to $396.3 million in the same three month period in 2025. The increase in Segment Revenues was primarily due to higher organic revenues of $15.2 million or 3.8%, acquisitions of $11.5 million or 2.9%, and the favorable impact of foreign currencies of $3.7 million or 0.9%. The percentage of Segment Revenues derived from aftermarket parts and service was 20.6% in the three month period ended June 30, 2026 compared to 21.2% in the same three month period in 2025.
Segment Adjusted EBITDA for the three month period ended June 30, 2026 was $134.5 million, an increase of $17.7 million, or 15.2%, from $116.8 million in the same three month period in 2025. Segment Adjusted EBITDA Margin increased 200 basis points to 31.5% from 29.5% in 2025. The increase in Segment Adjusted EBITDA was primarily due to higher organic gross profit of $7.8 million or 6.7%, lower selling and administrative costs of $4.4 million or 3.8%, acquisitions of $4.0 million or 3.4%, and the favorable impact of foreign currencies of $1.5 million or 1.3%.

	For the Six Month Period Ended June 30,		Percent Change
	2026	2025	2026 vs. 2025
Segment Orders	$842.3	$774.0	8.8%
Segment Revenues	$829.4	$761.0	9.0%
Segment Adjusted EBITDA	$256.4	$223.0	15.0%
Segment Margin	30.9%	29.3%	160	bps
Segment Orders for the six month period ended June 30, 2026 were $842.3 million, an increase of $68.3 million, or 8.8%, compared to $774.0 million in the same six month period in 2025. The increase in Segment Orders was due to higher organic orders of $30.4 million or 3.9%, acquisitions of $19.0 million or 2.5%, and the favorable impact of foreign currencies of $18.9 million or 2.4%.
Segment Revenues for the six month period ended June 30, 2026 were $829.4 million, an increase of $68.4 million, or 9.0%, compared to $761.0 million in the same six month period in 2025. The increase in Segment Revenues was due to higher organic revenues of $31.1 million or 4.1%, acquisitions of $19.0 million or 2.5%, and favorable impact of foreign currencies of $18.3 million or 2.4%. The percentage of Segment Revenues derived from aftermarket parts and service was 21.4% in the six month period ended June 30, 2026 compared to 21.4% in the same six month period in 2025.
Segment Adjusted EBITDA for the six month period ended June 30, 2026 was $256.4 million, an increase of $33.4 million, or 15.0%, from $223.0 million in the same six month period in 2025. Segment Adjusted EBITDA Margin increased 160 basis points to 30.9% from 29.3% in 2025. The increase in Segment Adjusted EBITDA was primarily due to higher organic gross profit of $17.0 million or 7.6%, the favorable impact of foreign currencies of $6.4 million or 2.9%, acquisitions of $6.0 million or 2.7%, and lower selling and administrative costs of $4.0 million or 1.8%.
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
As of June 30, 2026, we had $2,600.0 million of unused availability under both the Revolving Credit Facility and Commercial Paper Program.
As of June 30, 2026, we were in compliance with all of our debt covenants and no event of default had occurred or was ongoing.
Liquidity
A substantial portion of our liquidity needs arise from debt service requirements, and from the ongoing cost of operations, working capital and capital expenditures.

(In millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$1,173.5	$1,248.8

Short-term borrowings and current maturities of long-term debt	$699.8	$1.4
Long-term debt	4,068.7	4,783.3
Total debt	$4,768.5	$4,784.7
Short-term borrowings and current maturities of long-term debt increased to $699.8 million at June 30, 2026 from $1.4 million at December 31, 2025 primarily due to the reclassification of the Company's 2027 Notes, which will mature in the second quarter of 2027. The reclassification had no impact on total debt outstanding. We expect to maintain or have access to sufficient liquidity to retire or refinance long-term debt at maturity or otherwise, from our operating cash flows, our Commercial Paper Program, and our Revolving Credit Facility.
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

earnings back to the United States. Our deferred income tax liability as of June 30, 2026 was $67.3 million which consists mainly of withholding taxes.
Working Capital

(In millions)	June 30, 2026	December 31, 2025
Net Working Capital:
Current assets	$4,289.1	$4,248.0
Less: Current liabilities	2,654.4	2,066.3
Net working capital	$1,634.7	$2,181.7

Operating Working Capital:
Accounts receivable	$1,514.8	$1,518.0
Plus: Inventories (excluding LIFO reserve)	1,341.6	1,269.9
Plus: Contract assets	161.7	163.9
Less: Accounts payable	911.4	996.1
Less: Contract liabilities (current)	332.0	347.2
Operating working capital	$1,774.7	$1,608.5
Net working capital decreased $547.0 million to $1,634.7 million as of June 30, 2026 from $2,181.7 million as of December 31, 2025. The decrease in net working capital is primarily due to the reclassification of the Company's 2027 Notes, which will mature in the second quarter of 2027. Operating working capital increased $166.2 million to $1,774.7 million as of June 30, 2026 from $1,608.5 million as of December 31, 2025. The increase in operating working capital is due to lower accounts payable, higher inventories, and lower contract liabilities, partially offset by lower accounts receivable and lower contract assets.
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
Cash Flows
The following table reflects the major categories of cash flows for the six month periods ended June 30, 2026 and 2025, respectively.

	For the Six Month Period Ended June 30,
(In millions)	2026	2025
Cash flows provided by operating activities (2)	$495.6	$502.1
Cash flows used in investing activities	(220.3)	(279.4)
Cash flows used in financing activities	(344.1)	(523.1)
Free cash flow (1)(2)	432.3	433.1
(1)See the “Non-GAAP Financial Measures” section included in this Quarterly Report for a reconciliation to the nearest GAAP measure.
(2)The six month period ended June 30, 2026 includes $25 million collected related to the representations and warranties settlement.
Operating Activities
Cash provided by operating activities decreased $6.5 million to $495.6 million for the six month period ended June 30, 2026 from $502.1 million in the same six month period in 2025. This decrease is primarily attributable to an increase in cash used in operating working capital in 2026, compared to 2025 and higher tax payments in 2026, compared to 2025, partially offset by lower incentive compensation payments in 2026, compared to 2025 and an increase in net income excluding non-cash adjustments in 2026, compared to 2025.

Investing Activities
Cash used in investing activities included capital expenditures of $63.3 million and $69.0 million for the six month periods ended June 30, 2026 and 2025, respectively. Net cash paid in acquisitions was $162.0 million and $210.4 million in the six month periods ended June 30, 2026 and 2025, respectively.
Financing Activities
Cash used in financing activities of $344.1 million for the six month period ended June 30, 2026 primarily reflected purchases of treasury stock, including excise tax payments, of $338.8 million, cash dividends on common stock of $15.7 million, payments of deferred and contingent acquisition consideration of $5.8 million, and other financing outflows of $1.5 million, partially offset by proceeds from stock option exercises of $17.7 million.
Cash used in financing activities of $523.1 million for the six month period ended June 30, 2025 primarily reflected purchases of treasury stock, including excise tax payments, of $510.7 million, cash dividends on common stock of $16.1 million, and payments of deferred and contingent acquisition consideration of $2.8 million, partially offset by proceeds from stock option exercises of $9.1 million.
Free Cash Flow
Free cash flow decreased $0.8 million to $432.3 million in the six month period ended June 30, 2026 from $433.1 million in the same six month period in 2025 due to lower cash provided by operating activities as discussed above, partially offset by lower capital expenditures.
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
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 18 “Contingencies” to the condensed consolidated financial statements included elsewhere in this Form 10-Q. We believe that as of June 30, 2026, there have been no material changes to the environmental matters disclosed in our 2025 Annual Report.
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
As of June 30, 2026, there have been no material changes to our market risk assessment previously disclosed in the 2025 Annual Report.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains detail related to the repurchase of our common stock based on the date of trade during the three month period ended June 30, 2026.

2026 Second Quarter Months	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 1, 2026 - April 30, 2026	—	$—	—	$902,587,463
May 1, 2026 - May 31, 2026	3,374,528	$71.13	3,374,528	$662,625,105
June 1, 2026 - June 30, 2026	—	$—	—	$662,625,105
Total	3,374,528		3,374,528
(1)Typically includes shares of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of certain restricted stock units. There were no such shares surrendered during the quarter ended June 30, 2026.
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Ingersoll Rand Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2021).
3.2	Third Amended and Restated Bylaws of Ingersoll Rand Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2023).
10.1	Ingersoll Rand Inc. 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 16, 2026).
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2026	INGERSOLL RAND INC.

	By:	/s/ Michael J. Scheske
Name: Michael J. Scheske
Title: Vice President and Chief Accounting Officer (Principal Accounting Officer)